Form 10-K
period 2007-12-31
NovaBay Pharmaceuticals, Inc.
filed 2008-03-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33678

NOVABAY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

California	68-0454536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5980 Horton Street, Suite 550, Emeryville CA 94608 (Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (510) 899-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	American Stock Exchange (also listed on the Toronto Stock Exchange)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates of the registrant as of October 31, 2007, the date of closing of the registrants initial public offering, was approximately $67,948,000 (based on the closing sales price of the common stock on that date). For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2008, there were 21,300,218 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement to be filed for the 2008 Annual Meeting of Stockholders.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay™, Aganocide™, AgaNase™ and NeutroPhase™ are our trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include but are not limited to statements regarding our product candidates, market opportunities, competition, strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

We were incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which will explore and pursue dermatological opportunities.

Our Target Indications and Product Candidates

To optimize the commercial opportunities of our Aganocide compounds, we have developed a two-pronged clinical development strategy. Our first approach is to create and retain technology in indications focused on hospital-associated infections, an area that we believe presents a strategic opportunity for NovaBay. Our second approach is to partner out the Aganocide compounds for use in non-hospital applications.

In-House Programs

Pre-Surgical Nasal Preparation

Staphylococcus aureus is a major cause of surgical site infection (“SSI”). SSI is a source of significant concern because of the risk to the patient and because of the resulting increase in the cost of post-surgical treatment. In particular, if the strain of S. aureus causing the SSI is an antibiotic-resistant variant known as methicillin-resistant S. aureus (“MRSA”), the treatment options become extremely limited and increasingly problematic. It has been shown that surgical patients that carry S. aureus in their nasal passages are at a significantly higher risk of developing SSIs. Conventional body washing with an antiseptic preparation does not deal with nasal passages, which are a major area of the body for S. aureus colonization. We have formulated NVC-422, our lead Aganocide compound, as a nasal spray and are developing it for the decolonization of S. aureus (including MRSA) from the nasal passages. Studies show that when combined with an antiseptic body wash, nasal decolonization leads to a significant reduction in SSIs. Our formulation of NVC-422 for nasal applications is trademarked as AgaNase and is currently in Phase II clinical trials.

Catheter Associated Urinary Tract Infections

Urinary tract catheters have become a routine part of the management of patients in intensive care and long-term care settings with an estimated five million patients undergoing catheterization each year. Catheter associated urinary tract infections (“CAUTI”) are the major source of hospital-acquired infections, accounting for more than 40% of all hospital infections, or 800,000 infections per year. These infections generally prolong hospitalization, require intensive antibiotic therapy and greatly increase the cost of treatment. A contributing factor in CAUTIs is the formation of bacterial biofilm within the catheter. This biofilm provides an on-going reservoir of bacteria that can cause infection. We are developing a formulation of NVC-422 to destroy bacteria in the bladder as well as bacteria that have formed biofilm within the catheter. We are currently conducting Phase I clinical trials to establish the maximum safe dose for our CAUTI formulation.

Partnering Programs

Wound Care

Wound infections are a major problem because they prevent the wounds from healing and can cause serious bloodstream infections. We have developed NVC-101, a proprietary solution of hypochlorous acid which we have trademarked as NeutroPhase, to address this challenge. We have received clearance from the U.S. Food and Drug Administration (“FDA”) for the marketing of this product as a wound cleanser and debriding agent. We are currently working with our partner, an affiliate of Kinetic Concepts, Inc. (“KCI”), to optimize its use with their V.A.C.® System wound care device.

Eye, Ear, Sinus and Contact Lens Solution

We are currently working with Alcon Manufacturing Ltd. (“Alcon”), an affiliate of Alcon, Inc., to develop NVC-422 for the treatment of eye, ear and sinus infections as well as for use in contact lens solutions.

Dermatology

We are focused on developing products that will potentially eliminate the need to use antibiotic-based products in the dermatology market. In laboratory testing, we have shown that NVC-422 kills P. Acne and other dermal bacteria. We are currently in advanced preclinical development of a variety of formulations for use in the treatment of skin infections. If preclinical studies confirm our initial findings, we plan to bring these formulations into proof of concept clinical development in order to enhance their value as we explore partnering opportunities.

Our Technology and Research

We have developed our lead compounds by understanding the nature of the molecules that are produced by our white blood cells to kill pathogens such as bacteria, viruses and fungi. Our white blood cells produce small, highly active molecules that are extremely efficient in killing these pathogens once their entry into the body has been detected by our defense systems. However, these molecules are not readily usable as pharmaceutical products because our body produces them “on demand” and the molecules are not naturally stable. We have discovered ways to stabilize one of these naturally occurring molecules, which we call NVC-101, or NeutroPhase. Through the modification of another of these natural molecules, we have created NVC-422, which is our lead Aganocide compound. NVC-422 is a stable analog of naturally occurring N-chlorotaurine (“NCT”). We believe NVC-422 is actually safer and more potent than the NCT molecule. In addition, we have made significant discoveries over the past year that have enabled us to understand why the naturally generated molecules cannot be kept stable and used as drugs. Based on this improved understanding, we have created and expect to create additional antimicrobial compounds that have different characteristics than NVC-422, such as ability to penetrate different tissues and speed at which they kill pathogens.

In 2002, the World Health Organization predicted that within ten years we will be entering into a post-antibiotic era—meaning there will be infections for which there will be no effective antibiotic treatments. By using nature’s blueprint for the development of new anti-infective products, we start with the advantage that the natural molecules do not allow pathogens to develop resistance. Extensive laboratory studies appear to confirm that the Aganocide compounds should inherit this advantage. The ability of our Aganocide compounds to be effective without developing resistance is critical in a situation where bacteria are continuing to develop ever more sophisticated mechanisms for protecting themselves from antibiotics.

Additionally, we are continuing our work to expand our understanding of the activity of the Aganocide compounds against bacteria in biofilm. Just as bacteria are found everywhere, we now understand that biofilm is a natural, ever present defense mechanism of bacteria. Biofilm is a cocoon-like shield that forms around a colony of bacteria. Once the biofilm is formed, bacteria go into dormancy. Dormant bacteria reproduce once every few days, while an active bacteria reproduces every 30 to 60 minutes. Antibiotics are generally only effective against fast reproducing bacteria. In controlled laboratory studies, our Aganocide compounds were found to be highly effective at killing bacteria in biofilm. We believe their activity in biofilm is a critical element of their success, particularly in the prevention of catheter associated urinary tract infections.

Alcon Collaboration and License Agreement

In August 2006, we entered into a collaboration and license agreement with Alcon to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds.

KCI License Agreement

In June 2007, we entered into a license agreement with KCI, under which we granted KCI the exclusive rights to develop, manufacture and commercialize NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to us a non-refundable technology access fee of $200,000. We are also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products.

Research and Development

As of December 31, 2007, we had 28 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and services provided within our research, development and clinical groups. We expense our research and development expenses as they are incurred. Research and development expenses for 2005, 2006 and 2007 were $2.0 million, $4.1 million and $7.4 million, respectively. All of our research and development employees are engaged in drug research and development activities, including those related to the Alcon agreement described above. We expect to incur significant research and development expenses for the foreseeable future.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.

We have registered the Aganocide trademark in the European Community and Japan and have a trademark application allowed in the United States. We have allowed trademark applications in the United States for NeutroPhase, NovaBay and the NovaBay design, and a pending application for AgaNase. We have registered the NovaBay, AgaNase and NeutroPhase trademarks in Australia and have applications for these same trademarks pending in a number of other foreign countries.

We have one issued patent, one allowed patent application and eight pending applications in the United States. We also have four pending international applications filed under the Patent Cooperation Treaty, and one issued patent in Mexico, one issued patent in China, one allowed patent in Israel and 46 pending foreign national applications in Europe, Argentina, Australia, Brazil, Canada, China, Hong-Kong, Israel, India, Japan, South Korea, Mexico, Singapore, New Zealand and Taiwan.

The issued U.S. patent provides coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of NVC-101. This patent was issued in July 30, 2002 and will expire in 2020. The allowed U.S. patent application claims a method of disinfecting open wounds and burns, promoting wound healing and providing ocular disinfection using a specific range of formulations of NVC-101. NovaBay must pay an issue fee on or before March 27, 2008, in order for this application to issue as a U.S. patent. If NovaBay fails to timely pay this fee, no patent will issue. The subject matter of our patents and patent applications cover the following three key areas: methods relating to the manufacture and use of NVC-101, composition of matter of the Aganocide compounds and their compositions, and methods of treatment utilizing the Aganocide compounds. The U.S. patent application covering the Aganocide compounds will, if granted, expire in 2024, with additional compounds covered by further patent applications that, if granted, would expire in 2025 and 2026.

Competition

The market for drugs and medical devices designed to treat or prevent bacterial infections is highly competitive. If developed, our products would compete against a wide variety of existing products, products and technologies that are currently in development, and products and technologies that could be developed and reach the market before or after any products that we develop may be introduced. In particular, we would be competing against existing antibiotics that are sold by many major pharmaceutical companies, or generic equivalents that are being distributed, typically at low prices. NeutroPhase, if launched for use in wound management, will be competing against multiple products with similar indications for use. However, we believe there is currently no dominant product in this indication.

Our potential competitors include large and small pharmaceuticals and medical device companies, such as Pfizer, Inc., Johnson & Johnson, Abbot Grp. Plc., GlaxoSmithKline Plc, Sanofi-Aventis SA, Smith & Nephew Plc, and Novartis AG. Some of these competitors may have far greater resources and experience in the area than we do and may develop and patent processes or products earlier than we are able to, develop and commercialize products that are less expensive or more efficient than any products that we may develop, obtain regulatory approvals for competing products more rapidly than we are able to, and improve upon existing technological approaches or develop new or different approaches that render any technology or products we develop obsolete or uncompetitive.

We believe the principal competitive factors for products in our target markets include their effectiveness in killing bacteria, including bacteria in biofilm, time to kill bacteria, safety, side effects and cost effectiveness. We believe that our compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide and NVC-101 compounds could be used to prevent infections or to treat infections where speed of action, action against bacteria in biofilm, action in topical indications or action against multi-drug resistant bacteria is important.

Manufacturing and Supply

We do not currently operate manufacturing facilities for clinical or commercial production, as we rely on and leverage the manufacturing and distribution infrastructure of third parties. We have no plans to establish our own manufacturing facilities in the future. Third party vendors supply us with the Active Pharmaceutical Ingredient (“API”) of NVC-422 and the finished clinical trials materials for NVC-101, which are manufactured in compliance with the FDA’s “Current Good Manufacturing Practice”, or CGMP, regulations. We also intend to work with third parties for future clinical trial materials and commercial supplies of NVC-422.

The Alcon agreement provides for the manufacture by Alcon of finished dosage forms of products incorporating Aganocide compounds for sale under our label in those markets where we have retained marketing rights.

Sales and Marketing

Our lead product candidate, NVC-422, as well as many of the product candidates we expect to develop in the future, are intended to address a variety of different market segments, some of which are large, primary care markets. We do not currently have, nor do we intend in the near term to create, a commercialization organization capable of marketing, selling and distributing our targeted product candidates to large, primary care markets. This applies to markets in both the United States and elsewhere. Rather, we intend to establish commercialization partnerships with pharmaceutical, biotechnology or other leading organizations with the experience and resources to bring our products to market. In some cases, we may enter into agreements with these organizations during the development stage of a product candidate to further benefit from their clinical development, regulatory, market research, pre-marketing and other expertise, as is the case with Alcon. As appropriate, we may establish a specialty sales force with expertise in marketing and selling any future approved products to specialty physicians for specific target indications. We may also establish other complementary capabilities related to marketing and selling targeted medicines, particularly where those capabilities may not currently exist at other organizations.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, export and marketing of our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in state and local jurisdictions in the U.S. and in other countries. Because our programs involve product candidates that are considered as medical devices and others that are drugs, we intend to submit applications to regulatory agencies for approval or clearance of both medical devices and pharmaceutical product candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

Our products may be classified by the FDA as a drug or a medical device depending upon the indications for use or claims. We believe the use of NVC-101 as a solution for cleansing and debriding wounds would be considered as a medical device. Similarly, NVC-422 may be classified as a medical device depending on the indication for use. For example, we believe if the indication is for bladder lavage, it would be classified as a medical device, whereas we believe it would be considered a drug when it is indicated for the prevention of urinary tract infection. In addition, the determination as to whether a particular indication is considered a drug or a device is based in part upon prior precedent.

Drug Approval Process

The process required by the FDA before a drug may be marketed in the United States generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an Investigational Drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of a New Drug Application (“NDA”);

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third-parties, at which the product is produced to assess compliance with strictly enforced current GMP regulations; and

•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.

Medical Devices

We expect some of our products to be regulated as medical devices. Unless an exception applies, each medical device we wish to commercialize in the United States will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval.

Continuing Food and Drug Administration Regulation of Medical Devices

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•

the FDA’s Quality Systems Regulations (“QSRs”), which require manufacturers to follow stringent design, testing, production, control, labeling, packaging, storage, shipping, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations which impose restrictions on labeling and promotional activities, and FDA prohibitions against the promotion of products for uncleared, unapproved, or “off-label” uses;

•	post-market surveillance requirements which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•

the FDA Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	notices of correction or removal, and recall regulations.

In addition, we will be required to register our facility and list our products with the FDA, and we will be subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine compliance with the QSRs and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

International Regulation

In addition to being subject to the laws and regulations in the United States, we will be subject to a variety of laws and regulations in those other countries in which we seek to study and commercialize products. European and Canadian regulatory requirements and approval processes are similar in principle to those in the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of the European Union, European countries, Canada and other countries before we can commence clinical trials or marketing of the product in those respective countries. The approval process may be longer or shorter than that required for FDA approval. The requirements governing pricing, reimbursement, clinical trials, and to a lesser extent, product licensing vary from country to country.

Third Party Reimbursement and Pricing Controls

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Aganocide products from which we may receive revenue in the future may not be considered cost-effective, and reimbursement may not be available or sufficient to allow these products to be sold on a competitive and profitable basis.

Anti-Kickback and False Claims Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. The federal Anti-Kickback Law makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug or device, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Violations of the law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Law. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Due to the breadth of these laws, it is possible that our future sales and marketing practices or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products, will be subject to scrutiny under these laws. In addition, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in the amounts paid by the entity to the government in fines or settlement.

Employees

As of December 31, 2007, we had 35 full-time employees, including 16 with doctoral degrees. Of our full time workforce, 28 employees were engaged in research and development, and 7 in finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our corporate website, located at www.novabaypharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

We are an early stage company with a history of losses. We expect to incur net losses for the foreseeable future and we may never achieve or maintain profitability.

We have incurred net losses since our inception. For the years ended December 31, 2005, 2006 and 2007 we had net losses of approximately $3.5 million, $5.3 million and $5.4 million, respectively. Through December 31, 2007, we had an accumulated deficit of approximately $18.5 million. To date, we have been, and expect to remain for the foreseeable future, mostly in a research and development stage. Since our inception, we have not generated revenue, except for modest revenue in 2006 and 2007 relating to two research and development collaboration and license agreements. We have incurred substantial research and development expenses, which were approximately $2.0 million, $4.1 million and $7.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all, except as may be commercialized under our agreement with KCI, pursuant to which we granted them the exclusive rights to develop, manufacture and commercialize NVC-101, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Most of the data that we have on our products is from in-vitro (laboratory) studies or in-vivo animal studies. We will need to conduct Phase I, II and III human clinical trials to confirm such results in order to obtain approval from the FDA of our compounds. Often, positive in-vitro or in-vivo animal studies are not followed by positive results in human clinical trials, and we may not be able to demonstrate that our products are safe and effective for indicated uses in humans. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials and will cost between $15 million and $30 million.

We currently do not have any marketable products, and if we are unable to develop and obtain regulatory approval for products that we develop, we may never generate product revenues.

To date, our revenues have been derived solely from two research and development collaboration and license agreements. We have never generated revenues from sales of products and we cannot guarantee that we will ever have marketable drugs or other products. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. Before proceeding with clinical trials, we will conduct pre-clinical studies, which may, or may not be, valid predictors of potential outcomes in humans. If pre-clinical studies are favorable, we will then begin clinical trials. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and other regulatory authorities in the United States and in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. Our commercial revenues from sales of products will be derived from sales of products that we do not expect to be commercially available for at least the next several years, if at all.

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

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. We are also required to comply with marketplace rules and the heightened corporate governance standards of the Toronto Stock Exchange, or TSX, and the American Stock Exchange, or AMEX. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will be required by 2009, and other requirements of the SEC, Canadian securities regulatory authorities, AMEX and the TSX will increase our costs and require additional management resources. We recently have begun upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy reporting requirements. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of the first Annual Report on Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Our products, if developed and commercialized, will require precise, high quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers and partners often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers and partners are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party compliance with these regulations and standards. If any of our manufacturers or partners fails to maintain compliance, the production of our products could be interrupted, resulting in delays, additional costs and potentially lost revenues.

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

As of December 31, 2007, our officers and directors collectively controlled approximately 18.1% of our outstanding common stock (and approximately 22.7% of our common stock when including options held by them which were exercisable as of or within 60 days of December 31, 2007). Furthermore, as of December 31, 2007, our largest shareholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 14.7% of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development, Vice President of Clinical Research and Development, Senior Vice President of Corporate and Business Development, and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

Our success, competitive position and potential future revenues will depend in significant part on our ability to protect our intellectual property. We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as confidentiality and nondisclosure agreements, to protect our intellectual property rights. We apply for patents covering our technologies as we deem appropriate. We have registered the Aganocide trademark in the European Community and Japan and have a trademark application allowed in the United States. We have allowed trademark applications in the United States for NeutroPhase, NovaBay and the NovaBay design, and a pending application for AgaNase. We have registered the NovaBay, AgaNase and NeutroPhase trademarks in Australia and have applications for these same trademarks pending in a number of other foreign countries.

We have one issued patent, one allowed patent application and eight pending applications in the United States. We also have four pending international applications filed under the Patent Cooperation Treaty, or PCT, and one issued patent in Mexico, one issued patent in China, one allowed patent in Israel and 46 pending foreign national applications in Europe, Argentina, Australia, Brazil, Canada, China, Hong-Kong, Israel, India, Japan, South Korea, Mexico, Singapore, New Zealand and Taiwan. The subject matter of our patents and patent applications cover the following three key areas: methods relating to the manufacture and use of NVC-101, composition of matter of the Aganocide compounds and their compositions, and methods of treatment utilizing the Aganocide compounds. The issued U.S. patent expires in 2020 and provides coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of NVC-101. The allowed U.S. patent application claims a method of disinfecting open wounds and burns, promoting wound healing and providing ocular disinfection using a specific range of formulations of NVC-101. NovaBay must pay an issue fee on or before March 27, 2008, in order for this application to issue as a U.S. patent. If NovaBay fails to timely pay this fee, no patent will issue.

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

We have filed a patent application with claims directed to the NVC-422 Aganocide compounds and claims directed to the method of using the Aganocide compounds with the United States Patent and Trademark Office, or USPTO, and related international patent applications in Argentina, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore and Taiwan. We cannot assure you that any national or regional patents will eventually be issued from the U.S. or international patent applications. Should we be unable to obtain patents with sufficiently broad scope to protect our proprietary rights, the interest of potential partners for the development and commercialization of our Aganocide products would be greatly diminished or eliminated.

If no such patents are issued or if they are issued but are later found invalid or unenforceable or are not of sufficient scope, or after such patents expire in a given jurisdiction, our competitors may produce generic products and make them available at a cost that is cheaper than the price at which we, or our commercial partners, would offer to sell any Aganocide products we develop.

We have also filed two patent applications claiming various derivatives and analogs of NVC-422 Aganocide compounds and their method of use with the USPTO as well as two corresponding PCT applications. If our efforts to protect the intellectual property and market position of the NVC-422 Aganocide products and their methods of use do not succeed, our ability to generate revenues from the sale of any such products may be limited or diminished.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices and our research and development and administrative operations are located in Emeryville, California. In total, we lease approximately 19,000 square feet of office space in the facility pursuant to leases with expiration dates ranging from October 2009 to May 2013. We may seek to expand our facilities to meet our operational requirements within the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to, nor is our property the subject matter of, any pending or, to our knowledge, contemplated material legal proceedings. From time to time, we may become party to litigation and subject to claims arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2007, our stockholders approved by written consent an amendment to our articles of incorporation and bylaws, to become effective after our initial public offering, to set the size of our Board at no less than nine and no more than eleven, with the exact number of directors within such range to be fixed at nine directors. The amendment was approved by the holders of 13,801,636 shares, or 85%, of our then outstanding common stock and preferred stock, voting together as a single class on an as-converted basis.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 25, 2007, our common stock has been listed on the American Stock Exchange and the Toronto Stock Exchange under the symbol “NBY.” Prior to such time, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the American Stock Exchange:

	High	Low
Fiscal Year 2007:
Quarter Ended December 31, 2007	$4.25	$3.50

On March 11, 2008, the last reported sale price of our common stock on the American Stock Exchange was $2.20.

Holders

As of March 11, 2008, there were approximately 442 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the Board of Directors deems relevant.

Sales of Unregistered Securities

The following is a summary of our transactions during the year ended December 31, 2007, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

(1) In January and October 2007, prior to the filing of our registration statement on Form S-8, we granted options to purchase an aggregate of 398,125 shares of our common stock to employees and consultants at exercise prices ranging from $2.28 to $4.00 per share. We also granted 452 shares of common stock to our independent directors in November 2007 pursuant to the Director Compensation Plan which were issued prior to the filing of the registration statement on Form S-8.

(2) In January 2007, we granted options to purchase an aggregate of 3,707 shares of our common stock outside of our 2005 Stock Option Plan at an exercise price of $2.28 per share as compensation for services rendered to us in connection with a private placement of our preferred stock.

(3) In February 2007, we issued 35,000 shares of common stock to one of our consultants as compensation for services rendered to us.

(4) In October 2007, we issued warrants to purchase an aggregate of 350,000 shares of our common stock to the underwriters of our IPO as part of their compensation for their services.

The issuances of securities in the transactions described in paragraph 1 above were effected without registration under the Securities Act in reliance on Section 4(2) thereof or Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The issuances of securities in the transactions described in paragraphs 2 and 4 above were effected without registration under the Securities Act in reliance on Section 4(2) thereof or Rule 506 of Regulation D thereunder based on the status of each investor as an accredited investor as defined under the Securities Act. The issuance of securities in the transaction described in paragraph 3 above was effected without registration under the Securities Act in reliance on Rule 903 of Regulation S thereunder as an offer and sale of securities that occurred outside the United States. The sale of securities was made in an offshore transaction, did not involve any directed selling efforts within the United States, and involved only purchasers who were outside the United States and were non-U.S. Persons. In addition, such securities were also exempt from registration under the Securities Act in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder based on the status of such investor as an accredited investor as defined under the Securities Act.

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

The aggregate purchase price of the shares sold by us in the offering was $20 million. We paid to the underwriters underwriting discounts and commissions totaling $1.4 million in connection with the offering. In addition, we incurred additional expenses of approximately $1.5 million in connection with the offering. After deducting the underwriting discounts and commissions and offering expenses, the estimated net proceeds to us from the offering were approximately $17.1 million.

We expect to use the proceeds from our initial public offering for research and development, working capital and other general purposes. Pending such use, the net proceeds from the offering have been invested in various interest-bearing money market accounts and marketable securities. None of the net proceeds from the offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries, fees and bonuses paid out in the ordinary course of business. We will retain broad discretion over the use of the net proceeds received from our initial public offering. The timing and amount of our actual expenditures may vary significantly depending on a number of factors, including the successful early clinical development of our lead product candidates, cash flows from operations and the anticipated growth of our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information as of and for the dates and periods indicated have been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this report and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$—	$—	$—	$1,533	$5,913
Operating expenses:
Research and development	270	1,481	1,952	4,087	7,421
General and administrative	683	1,345	1,617	2,972	4,368

Total operating expenses	953	2,826	3,569	7,059	11,789
Other income (expense), net	(24)	22	106	240	488

Net loss before income taxes	(977)	(2,804)	(3,463)	(5,286)	(5,388)
Provision for income taxes	—	—	—	—	12

Net loss	$(977)	$(2,804)	$(3,463)	$(5,286)	(5,400)

Net loss per share:
Basic and diluted	$(0.24)	$(0.64)	$(0.71)	$(0.92)	$(0.60)
Shares used in per share calculations:
Basic and diluted	4,044	4,378	4,852	5,715	8,974

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,104	$4,047	$3,212	$11,086	$22,353
Working capital	631	3,908	2,985	7,926	18,194
Total assets	1,315	4,359	3,562	11,866	23,922
Capital lease obligation—current and non-current	30	20	—	—	86
Equipment loan—current and non-current	—	—	—	—	716
Deferred revenue—current and non-current	—	—	—	9,167	7,517
Convertible notes payable	405	—	—	—	—
Convertible preferred stock	65	164	175	192	—
Common stock and additional paid-in capital	2,258	9,127	10,869	14,683	32,797
Total stockholders’ equity	802	4,093	3,252	1,813	14,320

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

In August 2006, we entered into a collaboration and license agreement with Alcon, to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

Alcon is responsible for all of the costs that it incurs in developing the products using the Aganocide compounds. We have not achieved any milestones nor has any product been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized product.

In June 2007, we entered into a license agreement with KCI, under which we granted KCI the exclusive rights to develop, manufacture and commercialize NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to us a non-refundable technology access fee of $200,000. We are also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. KCI has the right to terminate the agreement without penalty upon 60 days’ notice. We have the right to terminate the agreement if

KCI has not commercially launched a product incorporating NVC-101, or any other product containing hypochlorous acid, within 18 months of the date of the agreement. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

We cannot control whether or when KCI will launch any products incorporating NeutroPhase, or any other products containing hypochlorous acid as the principal active ingredient, and therefore cannot predict whether or when we will receive royalties on sales of commercialized products.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock. We have also recently begun to generate revenue under our agreements with Alcon and KCI. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of December 31, 2007, we had an accumulated deficit of $18.5 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In October 2007, we completed the initial public offering of our common stock in which we sold and issued 5,000,000 shares of our common stock, at an issue price of $4.00 per share. We raised a total of $20.0 million from the IPO, or approximately $17.1 million in net proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 9,613,554 shares of common stock. In connection with the closing of the IPO, we also issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable on or after October 31, 2008 and expire on October 31, 2010.

In the third and fourth quarters of 2007, we completed two Phase I safety trials of NVC-422, our lead Aganocide compound, for use as a pre-surgical nasal preparation (trademarked as AgaNase). The results from these studies indicate that AgaNase is safe and well tolerated.

In November 2007, we initiated Phase II studies of AgaNase in healthy volunteers who carry S. aureus in their nasal passages. The purpose of these studies is to establish the efficacy of AgaNase as a pre-surgical nasal preparation. We are conducting these studies to demonstrate that AgaNase can reduce the amount of S. aureus, MRSA in particular, in the nasal passages. Used prior to surgery, we believe AgaNase should significantly reduce the number of patients who develop potentially life-threatening blood borne infections. These studies are currently underway.

In December 2007, we filed an IND application with the FDA to initiate Phase I human clinical trials of NVC-422 for the prevention of catheter associated urinary tract infections. In January 2008, NovaBay received clearance of the IND and the treatment phase of the study began in late February 2008.

In September 2007, we obtained approval from the FDA for the use of NeutroPhase in a variety of wound care applications and in February 2008 received a Notice of Allowance on the related patent.

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, we analyze our multiple element arrangements to determine whether the elements can be separated. We perform our analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (together, SAB 104). In accordance with SAB 104, revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.

Patent Costs

We expense patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included as general and administrative expenses in our statements of operations.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. We were required to utilize the prospective application method prescribed by SFAS No. 123R, under which prior periods are not revised for comparative purposes. Under the prospective application transition method, non-public entities that previously used the minimum value method of SFAS No. 123 should continue to account for non-vested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption. SFAS No. 123R specifically prohibits pro forma disclosures for those awards valued using the minimum value method. The valuation and recognition provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the adoption date that are subsequently modified. The adoption of SFAS No. 123R had a material effect on our financial position and results of operations. See Note 10 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Prior to the adoption of SFAS No. 123R, we valued our stock-based awards using the minimum value method and provided pro-forma information regarding stock-based compensation and net income required by SFAS No. 123. We did not recognize stock-based compensation expense in our statements of operations for option grants to our employees or directors for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was generally equal to the fair market value of the underlying common stock on the date of grant.

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

The adoption of SFAS No.123R had a material effect on our financial position and results of operations. See Note 10 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Results of Operations

Comparison of Years Ended December 31, 2006 and December 31, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $1.5 million for the year ended December 31, 2006, compared to $5.9 million for the year ended December 31, 2007. License and collaboration revenue consisted of amounts earned under the license and collaboration agreements with Alcon and KCI for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The increase in revenue during 2007 as compared to 2006 is attributable to the timing of the Alcon and KCI agreements, which were entered into in August 2006 and June 2007, respectively. The upfront technology access fee of $10.0 million from Alcon will be amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 will be amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and KCI collaborations, we would expect revenues to increase. However, we cannot predict if and when we will receive any milestones from our collaborations.

Research and Development

Research and development expenses increased by 82% to $7.4 million for the year ended December 31, 2007 from $4.1 million for the year ended December 31, 2006. This increase was due in part to an increase in salary and benefits expense of $1.5 million, as the average number of research and development personnel increased by 77% from 2006 to 2007, and included the hiring of several senior personnel. In connection with this increase in hiring, recruiting and relocation costs increased by $110,000 due to an increased reliance on outside personnel recruitment firms and the funding of relocation benefits. Also, during the last three quarters of 2007, we conducted Phase I and Phase II clinical studies for the pre-surgical nasal preparation indication, which caused our clinical expenses for the year ended December 31, 2007 to increase by $730,000 over the year ended December 31, 2006. Additionally, increased efforts around the chemistry, manufacturing and controls related to NVC-422 resulted in an increase of $538,000 from the year ended December 31, 2006 to the year ended December 31, 2007 as we produced more drug substance to support our internal research programs and Alcon collaboration requirements. Costs for outside consultants increased by $245,000 during the year ended December 31, 2007 as a result of increased regulatory activity associated with the IND filings for the pre-surgical nasal preparation and catheter associated urinary tract infection indications and the filing of the 510(k) application related to our NVC-101 compound, as well as due to increased usage of manufacturing and formulation consultants in connection with the KCI agreement. The amortization of stock-based compensation increased by $121,000 from 2006 to 2007 as a result of an increased number of grants becoming subject to the SFAS No. 123R guidance.

We expect that research and development expenses will continue to increase substantially in 2008 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon. In particular, we are expecting to incur significant toxicology, clinical, chemistry and manufacturing expenses during 2008 in connection with the pre-surgical nasal preparation and catheter associated urinary tract infections programs.

General and Administrative

General and administrative expenses increased by 47% to $4.4 million for the year ended December 31, 2007 from $3.0 million for the year ended December 31, 2006. This increase was due in part to an increase in salary and benefits expense of $494,000 as the average number of general and administrative personnel grew by 27% from 2006 to 2007. The increase in general and administrative expenses during the year ended December 31, 2007 was also attributable to the issuance of $360,000 in cash and stock to a consultant for investor relations and financial advisory services and cash and stock payments of $114,000 made to our non-employee directors upon the closing of the IPO and for ongoing director compensation. Rent expense increased by $209,000 during the year ended December 31, 2007 compared to the same period in the prior year because we leased additional space in late 2006 and during the second and fourth quarters of 2007 to accommodate our increased personnel and expanded laboratory facilities. Accounting expenses increased by $97,000 from the 2006 to the 2007 period as audit and tax activities increased in preparation for becoming a public company.

We expect that general and administrative expenses will increase during 2008 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net increased to $488,000 for the year ended December 31, 2007 from $240,000 for the year ended December 31, 2006. This increase was primarily attributable to increased interest income earned due to higher average cash balances as a result of the $10.0 million upfront cash amount received from Alcon in August 2006 and the $17.1 million received upon the closing of the IPO in October 2007.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Comparison of Years Ended December 31, 2005 and December 31, 2006

License and Collaboration Revenue

We recognized license and collaboration revenue of $1.5 million for the year ended December 31, 2006. License and collaboration revenue consisted of the current period amortization of the upfront technology access fee and amounts received for the funding of research and development activities performed during the year in connection with our collaboration and license agreement with Alcon.

Research and Development

Research and development expenses increased by 109% to $4.1 million for the year ended December 31, 2006 from $2.0 million for the year ended December 31, 2005. This increase was due in part to an increase in salary and benefits expense of $685,000, as the number of research and development personnel more than doubled from December 31, 2005 to December 31, 2006. The increase in research and development expenses was also attributable to a $665,000 increase in toxicology and pharmacology expenses related to the initiation of studies for NVC-422 during the year ended December 31, 2006. Additionally, an increase in expenses related to the NVC-101 clinical studies, which were concluded in late 2006, contributed $384,000 to the increase in research and development expenses. Also, during the year ended December 31, 2006, laboratory supplies and services expenses increased by $318,000, which was directly related to the increase in research and development personnel, which resulted in a higher level of laboratory activities. The increase in research and development expenses for the year ended December 31, 2006 also included amortization of stock-based compensation expense of $85,000 in connection with the adoption of SFAS No. 123R on January 1, 2006. No amounts were recognized for stock-based compensation during the year ended December 31, 2005.

General and Administrative

General and administrative expenses increased 84% to $3.0 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. This increase was due in part to an increase in salary and benefits expense of $410,000, as the number of general and administrative personnel doubled from December 31, 2005 to December 31, 2006. The increase in general and administrative expenses was also attributable to a $272,000 increase in expenditures for audit and legal services, in large part due to the completion of a multi-year audit in the first quarter of 2006 and the current year audit at the end of 2006. No audit fees were recorded during 2005. Also, increased patent activity pertaining to NVC-422 and its analogs contributed $130,000 to the increase in general and administrative expenses during the year ended December 31, 2006. This increase also included amortization of stock-based compensation expense of $227,000 in connection with the adoption of SFAS No. 123R on January 1, 2006. No amounts were recognized for stock-based compensation during the year ended December 31, 2005. We also incurred additional expenses of $73,000 during the year ended December 31, 2006 to develop our website and other communication capabilities. Rent expense increased by $47,000 during 2006 as we leased additional space to accommodate our increased number of personnel and expanded laboratory facilities.

Other Income, Net

Other income, net increased to $240,000 for the year ended December 31, 2006 from $106,000 for the year ended December 31, 2005. The increase was primarily due to increased interest income earned as a result of higher average cash balances due to the $10.0 million Alcon payment received in September 2006.

Liquidity and Capital Resources

We have incurred cumulative net losses of $18.5 million since inception through December 31, 2007. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $647,000 through the sale of our Series A Preferred Stock in 2002 and 2003, $3.0 million through the sale of our Series B Preferred Stock in 2003 and 2004, $5.4 million through the sale of our Series C Preferred Stock in 2004 and 2005, and $3.6 million through the sale of our Series D Preferred Stock in 2005 and 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19 million, $12 million and $39 million, respectively. As of December 31, 2007, we have not achieved any milestone nor has any product been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

In June 2007, we entered into a license agreement with KCI. Under the terms of the agreement, we received an upfront technology access fee of $200,000 in June 2007. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. As of December 31, 2007, we had not earned or received any milestone or royalty payments under the KCI agreement. We cannot control whether or when KCI will launch any products incorporating NeutroPhase, or any other products containing hypochlorous acid as the principal active ingredient, and therefore cannot predict whether or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of December 31, 2007, we had an outstanding equipment loan balance of $716,000 carrying a weighted-average interest rate of 10.57%. The principal and interest due under the loan will be repaid in equal monthly installments through April 2011. As of December 31, 2007 there was $206,000 available for borrowing under this equipment loan facility. In January 2008, we borrowed $203,000 under this equipment loan facility at an interest rate of 10.45%. Upon the close of this funding, there was $3,000 available for borrowing under the equipment loan facility.

In March 2008, we amended the Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 with PM Holdings Ltd. Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 common shares at an exercise price of $4.00 per share. Under the amended agreement, no further cash or equity amounts are payable during the duration of the agreement through February 2010. We expect to pay the upfront cash amount and issue the warrants during April 2008.

Cash and Cash Equivalents

As of December 31, 2007, we had cash, cash equivalents, and short-term investments of $22.4 million compared to $11.1 million at December 31, 2006.

Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2007, cash used in operating activities of $6.3 million was primarily attributable to our net loss of $5.4 million, excluding the amounts recognized for stock-based compensation and depreciation, which are non-cash expenses, and excluding the amounts recognized for the accretion of discount on short-term investments, which is a non-cash revenue item. In addition, deferred revenue decreased by $1.7 million as a result of the ongoing amortization of the upfront technology access fee received from Alcon in 2006. The cash related to this revenue item was received in 2006. Also, prepaid expenses and other assets increased by $193,000, reflecting amounts that were paid during the period but had not yet been expensed. This amount was offset by an increase in accounts payable and accrued liabilities of $397,000, in part due to the accrual of annual bonuses of $572,000 which were expensed during the period but were not paid as of December 31, 2007.

For the year ended December 31, 2006, cash provided by operating activities of $4.7 million was attributable primarily to an increase in deferred revenue related to the $10.0 million upfront technology access fee received from Alcon and an increase in accounts payable and accrued liabilities reflecting amounts that were expensed during the period but not paid until after December 31, 2006. This amount was offset by our net loss of $5.3 million, excluding the amounts recognized for stock-based compensation and depreciation, which are non-cash expenses.

Cash Used in Investing Activities

For the year ended December 31, 2007, cash used in investing activities of $5.7 million was attributable to purchases of short-term investments (net of maturities or sales) of $5.0 million and purchases of property and equipment of $663,000.

For the year ended December 31, 2006, cash used in investing activities of $5.5 million was attributable to purchases of short-term investments (net of maturities or sales) of $5.2 million and purchases of property and equipment of $362,000.

Cash Provided by Financing Activities

Net cash provided by financing activities of $18.0 million for the year ended December 31, 2007 was primarily attributable to the net proceeds of $17.1 million received upon the close of the IPO and $794,000 in proceeds from borrowings under our equipment loan.

Net cash provided by financing activities of $3.5 million for the year ended December 31, 2006 was attributable to sales of preferred stock of $2.6 million and proceeds from option and warrant exercises of $1.0 million, partially offset by $93,000 of costs incurred in preparation for our initial public offering.

We believe our cash balance at December 31, 2007 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2007. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$208	$1,325	$1,483	$1,465	$1,444	$1,521
Operating expenses:
Research and development	531	788	1,122	1,646	1,463	2,066	2,051	1,841
General and administrative	717	714	634	907	1,035	1,069	1,021	1,243

Total operating expenses	1,248	1,502	1,756	2,553	2,498	3,135	3,072	3,084
Other income, net	30	9	58	143	122	113	72	181

Net loss before income taxes	(1,218)	(1,493)	(1,490)	(1,085)	(893)	(1,557)	(1,556)	(1,382)
Provision for income taxes	—	—	—	—	—	—	—	12

Net loss	$(1,218)	$(1,493)	$(1,490)	$(1,085)	$(893)	$(1,557)	$(1,556)	$(1,394)

Net loss per share:
Basic and diluted	$(0.24)	$(0.28)	$(0.24)	$(0.17)	$(0.14)	$(0.24)	$(0.24)	$(0.09)
Shares used in per share calculations:
Basic and diluted	5,066	5,258	6,234	6,281	6,416	6,500	6,564	16,332

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2007 we had net operating loss carryforwards for both federal and state income tax purposes of $10.1 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2014 and 2027. Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future. There can be no assurances, however, that our business will not be affected by inflation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our contractual cash commitments as of December 31, 2007 were as follows:

	Payment Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$3,121	$779	$1,334	$864	$144
Capital lease	97	45	52	—	—
Equipment loan	837	284	518	35	—

Total	$4,055	$1,108	$1,904	$899	$144

Our commitments under the operating leases shown above consist of payments relating to six leases for laboratory and office space in one office building in Emeryville, California. These leases have a range of expiration dates beginning on October 31, 2009 and ending on May 31, 2013.

Our commitment under the capital lease shown above consists of the total payments due under one lease of laboratory equipment. This amount includes $11,000 of interest payments over the remaining term of the lease.

Our commitment under the equipment loan shown above consists of the total payments due under the loan facility. This amount includes $121,000 of interest payments over the remaining term of the loan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 is set forth in Part IV, Item 15 of this report and is hereby incorporated into this Item 8 by reference. Our quarterly financial information is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B.	OTHER INFORMATION

On March 12, 2008, we amended the Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 with PM Holdings Ltd. Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 common shares at an exercise price of $4.00 per share. Under the amended agreement, no further cash or equity amounts are payable during the duration of the agreement through February 2010. We expect to pay the upfront cash amount and issue the warrants during April 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item incorporated by reference to the definitive proxy statement to be filed relating to our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Item incorporated by reference to the definitive proxy statement to be filed relating to our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item incorporated by reference to the definitive proxy statement to be filed relating to our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item incorporated by reference to the definitive proxy statement to be filed relating to our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Item incorporated by reference to the definitive proxy statement to be filed relating to our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of NovaBay Pharmaceuticals, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3) Exhibits.

The following exhibits are filed or furnished herewith or incorporated by reference to the location indicated below:

Exhibit No.	Description
3.1**	Amended and Restated Articles of Incorporation of registrant

3.2**	Amended and Restated Bylaws of registrant

4.1*	Specimen common stock certificate

10.1+*	2002 Stock Option Plan, and forms of agreements thereto

10.2+*	2005 Stock Option Plan, and forms of agreements thereto

10.3+*	2007 Omnibus Incentive Plan, and forms of agreements thereto

10.4+*	Employment Agreement dated January 1, 2007 by and between the Registrant and Ramin (“Ron”) Najafi

10.5+*	Employment Agreement dated January 1, 2007 by and between the Registrant and John (“Jack”) O’Reilly

10.6+*	Employment Agreement dated January 1, 2007 by and between the Registrant and Behzad Khosrovi

10.7+*	Employment Agreement dated January 1, 2007 by and between the Registrant and Colin Scott

10.8+*	Stock Option Grant dated May 23, 2002 by and between the Registrant and John (“Jack”) O’Reilly

10.9+*	Stock Option Grant dated January 30, 2004 by and between the Registrant and Behzad Khosrovi

10.10*	Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended

Exhibit No.	Description
10.11†*	Collaboration and License Agreement dated August 29, 2006 by and between the Registrant and Alcon Manufacturing, Ltd.

10.12*	Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 by and between the Registrant and PM Holdings Ltd.

10.13*	Director Compensation Plan

10.14*	Master Security Agreement dated April 23, 2007 by and between the Registrant and General Electric Capital Corporation

10.15†*	License Agreement dated June 11, 2007 by and between us and KCI International VOF GP

10.16*	Form of Common Stock Purchase Warrant by and between the Registrant and the underwriters

10.17*	Form of Registration Rights Agreement by and between the Registrant and the underwriters

10.18+	Employment Agreement dated January 9, 2008 by and between the Registrant and Thomas J. Paulson

10.19	Amendment #1 dated March 12, 2008 to Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 by and between the Registrant and PM Holdings Ltd.

10.20	Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended

23.1	Consent of Davidson & Company LLP

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended.
**	Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007.
+	Indicates a management contract or compensatory plan or arrangement
†	NovaBay Pharmaceuticals, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008	NOVABAY PHARMACEUTICALS, INC.

	By:	/S/ RAMIN NAJAFI
Ramin (“Ron”) Najafi
Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of NovaBay Pharmaceuticals, Inc., do hereby constitute and appoint Ramin (“Ron”) Najafi and Thomas J. Paulson, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAMIN NAJAFI Ramin (“Ron”) Najafi	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 14, 2008

/S/ THOMAS PAULSON Thomas J. Paulson	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 14, 2008

/S/ JACK O’REILLY John (“Jack”) O’Reilly	Director and Senior Vice President, Corporate and Business Development	March 14, 2008

/S/ CHARLES J. CASHION Charles J. Cashion	Director	March 14, 2008

/S/ ANTHONY DAILLEY Anthony Dailley, DDS	Director	March 14, 2008

/S/ PAUL FREIMAN Paul E. Freiman	Director	March 14, 2008

/S/ ALEX MCPHERSON Alex McPherson, MD, Ph.D.	Director	March 14, 2008

/S/ ROBERT R. TUFTS Robert R. Tufts	Director	March 14, 2008

/S/ TONY WICKS Tony Wicks	Director	March 14, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007 and for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity as of December 31, 2002, 2003, 2004, 2005, 2006 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007 and for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

NovaBay Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. (a development stage company) as at December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2007, 2006 and 2005 and for the period from July 1, 2002 (date of development stage inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 and for the period from July 1, 2002 (date of development stage inception) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

/s/ Davidson & Company LLP

Chartered Accountants

Vancouver, Canada

February 8, 2008

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,903	$10,941
Short-term investments	6,183	11,412
Prepaid expenses and other current assets	226	419

Total current assets	11,312	22,772
Property and equipment, net	554	1,150

TOTAL ASSETS	$11,866	$23,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$365	$142
Accrued liabilities	521	1,141
Capital lease obligation	—	37
Equipment loan	—	219
Deferred revenue	2,500	3,039

Total current liabilities	3,386	4,578
Capital lease obligation—non-current	—	49
Equipment loan—non-current	—	497
Deferred revenue—non-current	6,667	4,478

Total liabilities	10,053	9,602

Commitments and contingencies (note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 0 and 5,000 shares authorized at December 31, 2006 and 2007, respectively; no shares issued or outstanding at all periods	—	—

Convertible preferred stock
Series A, $0.01 par value; 4,000 and 0 shares authorized at December 31, 2006 and 2007, respectively; 3,215 and 0 shares issued and outstanding at December 31, 2006 and 2007, respectively; liquidation value of $1,286 and $0 at December 31, 2006 and 2007, respectively	32	—
Series B, $0.01 par value; 7,000 and 0 shares authorized at December 31, 2006 and 2007, respectively; 6,865 and 0 shares issued and outstanding at December 31, 2006 and 2007, respectively; liquidation value of $3,226 and $0 at December 31, 2006 and 2007, respectively	69	—
Series C, $0.01 par value; 8,000 and 0 shares authorized at December 31, 2006 and 2007, respectively; 6,666 and 0 shares issued and outstanding at December 31, 2006 and 2007, respectively; liquidation value of $5,667 and $0 at December 31, 2006 and 2007, respectively	67	—
Series D, $0.01 par value; 20,000 and 0 shares authorized at December 31, 2006 and 2007, respectively; 2,481 and 0 shares issued and outstanding at December 31, 2006 and 2007, respectively; liquidation value of $3,722 and $0 at December 31, 2006 and 2007, respectively	24	—

Total convertible preferred stock	192	—

Common stock, $0.01 par value; 64,000 and 65,000 shares authorized at December 31, 2006 and 2007, respectively; 6,311 and 21,269 shares issued and outstanding at December 31, 2006 and 2007, respectively	63	212

Additional paid-in capital	14,620	32,585
Accumulated other comprehensive income (loss)	12	(3)
Accumulated deficit during development stage	(13,074)	(18,474)

Total stockholders’ equity	1,813	14,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,866	$23,922

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of development stage inception) to December 31, 2007
	2005	2006	2007
REVENUE
License and collaboration revenue	$—	$1,533	$5,913	$7,446

Total revenue	—	1,533	5,913	7,446

EXPENSES
Operating Expenses:
Research and development	1,952	4,087	7,421	15,412
General and administrative	1,617	2,972	4,368	11,328

Total operating expenses	3,569	7,059	11,789	26,740

Other income, net	106	240	488	832

Net loss before income taxes	(3,463)	(5,286)	(5,388)	(18,462)
Provision for income taxes	—	—	12	12

Net loss	$(3,463)	$(5,286)	$(5,400)	$(18,474)

Net loss per share:
Basic and diluted	$(0.71)	$(0.92)	$(0.60)
Shares used in per share calculations:
Basic and diluted	4,852	5,715	8,974

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2002	—	$—	—	$—	$—		$—	$—	$—

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(544)	(544)

Total comprehensive loss									(544)
Issuance of Series A preferred stock and common stock for acquisition of LLC	2,723	27	3,902	39	462	—	—	—	528
Stock-based compensation expense related to non-employee stock options	—	—	—	—	15	—	—	—	15
Sale of stock warrants	—	—	—	—	10	—	—	—	10

Balance at December 31, 2002	2,723	27	3,902	39	487	—	—	(544)	9

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(977)	(977)

Total comprehensive loss									(977)
Issuance of Series A preferred stock	492	5	—	—	192	—	—	—	197
Issuance of Series B preferred stock net of issuance costs of $86	3,258	33	—	—	1,413	—	—	—	1,446
Issuance of stock	—	—	25		7	—	—	—	7
Issuance of stock for option exercises	—	—	40	1	7	—	—	—	8
Issuance of stock for warrant exercises	—	—	137	1	109	—	—	—	110
Stock-based compensation expense related to non-employee stock options	—	—	—	—	2	—	—	—	2

Balance at December 31, 2003	6,473	65	4,104	41	2,217	—	—	(1,521)	802

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,804)	(2,804)

Total comprehensive loss									(2,804)
Issuance of Series B preferred stock net of issuance costs of $127	2,694	27	—	—	1,112	—	—	—	1,139
Issuance of Series B preferred stock upon conversion of notes	913	9	—	—	420	—	—	—	429
Issuance of Series C preferred stock net of issuance costs of $123	6,311	63	—	—	5,178	(873)	—	—	4,368
Issuance of stock for option exercises	—	—	5	—	1	—	—	—	1
Issuance of stock for warrant exercises	—	—	31	—	37	—	—	—	37
Issuance of stock for Series B offering costs	—	—	368	4	106	—	—	—	110
Issuance of stock for services	—	—	15	—	4	—	—	—	4
Stock-based compensation expense related to non-employee stock options	—	—	—	—	7	—	—	—	7

Balance at December 31, 2004	16,391	164	4,523	45	9,082	(873)	—	(4,325)	4,093

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,463)	(3,463)
Change in unrealized gains (losses) on investments	—	—	—	—	—	—	(4)	—	(4)

Total comprehensive loss									(3,467)
Issuance of Series C preferred stock net of issuance costs of $140	355	4	—	—	158	—	—	—	162
Issuance of Series D preferred stock net of issuance costs of $36	742	7	—	—	1,070	—	—	—	1,077
Issuance of stock for option exercises	—	—	50	—	12	—	—	—	12
Issuance of stock for warrant exercises	—	—	292	3	324	—	—	—	327
Issuance of stock and options for Series C offering costs	—	—	164	2	101	—	—	—	103
Issuance of stock for services	—	—	20	—	17	—	—	—	17
Stock-based compensation expense related to non-employee stock options	—	—	—	—	55	—	—	—	55
Proceeds from stock subscription receivable	—	—	—	—	—	873	—	—	873

Balance at December 31, 2005	17,488	175	5,049	50	10,819	—	(4)	(7,788)	3,252

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,286)	(5,286)
Change in unrealized gains (losses) on investments	—	—	—	—	—	—	16	—	16

Total comprehensive loss									(5,270)
Issuance of Series D preferred stock net of issuance costs of $114	1,739	17	—	—	2,477	—	—	—	2,494
Issuance of stock for option exercises	—	—	80	1	22	—	—	—	23
Issuance of stock for warrant exercises	—	—	1,148	12	964	—	—	—	976
Issuance of stock and options for Series D offering costs	—	—	31	—	64	—	—	—	64
Issuance of stock for services	—	—	3	—	5	—	—	—	5
Initial public offering costs	—	—	—	—	(93)	—	—	—	(93)
Stock-based compensation expense related to employee and director stock options	—	—	—	—	313	—	—	—	313
Stock-based compensation expense related to non-employee stock options	—	—	—	—	49	—	—	—	49

Balance at December 31, 2006	19,227	192	6,311	63	14,620	—	12	(13,074)	1,813

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,400)	(5,400)
Change in unrealized gains (losses) on investments	—	—	—	—	—	—	(15)	—	(15)

Total comprehensive loss									(5,415)
Conversion of preferred stock to common stock in connection with IPO	(19,227)	(192)	9,614	96	96	—	—	—	—
Issuance of stock and warrants in connection with IPO, net of offering costs	—	—	5,000	50	17,120	—	—	—	17,170
Issuance of stock for option exercises	—	—	298	3	111	—	—	—	114
Issuance of stock for services	—	—	38	—	92	—	—	—	92
Issuance of stock for director compensation	—	—	8	—	29	—	—	—	29
Stock-based compensation expense related to employee and director stock options	—	—	—	—	399	—	—	—	399
Stock-based compensation expense related to non-employee stock options	—	—	—	—	118	—	—	—	118

Balance at December 31, 2007	—	$—	21,269	$212	$32,585	$—	$(3)	$(18,474)	$14,320

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of development stage inception) to December 31, 2007
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(3,463)	$(5,286)	$(5,400)	$(18,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	48	74	183	400
Accretion of discount on short-term investments	—	(32)	(246)	(278)
Net realized loss on sales of short-term investments	12	20	—	32
Loss on disposal of property and equipment	—	1	—	121
Stock-based compensation expense for options and stock issued to employees and directors	—	313	428	741
Stock-based compensation expense for options and stock issued to non-employees	71	54	210	363
Taxes paid by LLC	—	—	—	1

Net change in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	38	(143)	(193)	(414)
Increase in accounts payable and accrued liabilities	64	576	397	1,308
Increase (decrease) in deferred revenue	—	9,167	(1,650)	7,517

Net cash provided by (used in) operating activities	(3,230)	4,744	(6,271)	(8,683)

Cash flows from investing activities:
Purchases of property and equipment	(123)	(362)	(663)	(1,550)
Proceeds from disposal of property and equipment	1	1	1	44
Purchases of short-term investments	(1,957)	(11,293)	(49,197)	(62,447)
Proceeds from maturities and sales of short-term investments	936	6,141	44,199	51,276
Cash acquired in purchase of LLC	—	—	—	516

Net cash used in investing activities	(1,143)	(5,513)	(5,660)	(12,161)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net of offering costs	1,342	2,558	—	11,160
Proceeds from sales of common stock and warrants	—	—	—	17
Proceeds from exercise of options and warrants	339	999	114	1,608
Proceeds from initial public offering, net of offering costs	—	(93)	17,170	17,077
Proceeds from stock subscription receivable	873	—	—	873
Proceeds from issuance of notes	—	—	—	405
Principal payments on capital lease obligation	(20)	—	(31)	(71)
Proceeds from borrowings under equipment loan	—	—	794	794
Principal payments on equipment loan	—	—	(78)	(78)

Net cash provided by financing activities	2,534	3,464	17,969	31,785

Net increase (decrease) in cash and cash equivalents	(1,839)	2,695	6,038	10,941
Cash and cash equivalents, beginning of period	4,047	2,208	4,903	—

Cash and cash equivalents, end of period	$2,208	$4,903	$10,941	$10,941

Supplemental disclosure of cash flow information:
Interest paid	$1	$2	$34	$44
Income taxes paid	$—	$—	$—	$—

Non-cash activities:
Conversion of notes and accrued interest to preferred stock	$—	$—	$—	$429
Issuance of stock for subscription receivable	$—	$—	$—	$873
Issuance of stock, options and warrants for stock offering costs	$103	$64	$524	$801
Current assets and property and equipment acquired in acquisition of LLC	$—	$—	$—	$11
Property and equipment acquired under capital lease obligations	$—	$—	$117	$157

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

We were incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which will explore and pursue dermatological opportunities. We currently operate in one business segment.

In October 2007, we completed an initial public offering of our common stock (“IPO”) in which we sold and issued 5,000,000 shares of our common stock at a price to the public of $4.00 per share. We raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 9,613,554 shares of common stock. In connection with the IPO, we also issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable on or after October 31, 2008 and expire on October 31, 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2007, we had not commenced our planned principal operations.

Certain amounts for prior periods have been reclassified to conform to current period presentation.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NovaBay Pharmaceuticals Canada, Inc. and DermaBay, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of December 31, 2007, our cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

We classify all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of United States government, municipal and corporate debt securities. We have classified our short-term investments as available-for-sale. We do not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. The amortization and accretion, interest income and realized gains and losses are included in other income, net within the consolidated statements of operations. Interest income is recognized when earned.

Concentrations of Credit Risk

Financial instruments which potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. We maintain deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. We do not believe we are exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held. Additionally, we have established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates its carrying amounts as a market rate of interest is attached to their repayment.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented. Should there be impairment in the future, we would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on short-term investments classified as available-for-sale.

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, we analyze our multiple element arrangements to determine whether the elements can be separated. We perform our analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation period. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (together, “SAB 104”). In accordance with SAB 104, revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Costs

We expense patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included as general and administrative expenses in our statements of operations.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. We were required to utilize the prospective application method prescribed by SFAS No. 123R, under which prior periods are not revised for comparative purposes. Under the prospective application transition method, non-public entities that previously used the minimum value method of SFAS No. 123 should continue to account for non-vested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption. SFAS No. 123R specifically prohibits pro forma disclosures for those awards valued using the minimum value method. The valuation and recognition provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the adoption date that are subsequently modified. The adoption of SFAS No.123R had a material effect on our financial position and results of operations. See Note 10 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Prior to the adoption of SFAS No. 123R, we valued our stock-based awards using the minimum value method and provided pro-forma information regarding stock-based compensation and net income required by SFAS No. 123. We did not recognize stock-based compensation expense in our statements of operations for option grants to our employees or directors for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was generally equal to the fair market value of the underlying common stock on the date of grant.

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”).

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods as their effect would be anti-dilutive. There is no difference between basic and diluted net loss per share for all periods presented due to the Company’s net losses.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Convertible preferred stock	8,744	9,614	—
Stock options	1,782	2,401	2,896
Stock warrants	1,328	—	350

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

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2006 and 2007 consisted of the following:

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$3,778	$8	$—	$3,786
U.S. Agencies	2,193	4	—	2,197
Municipal bonds	200	—	—	200

Total	$6,171	$12	$—	$6,183

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$5,362	$—	$(4)	$5,358
U.S. Agencies	5,553	1	—	5,554
Municipal bonds	500	—	—	500

Total	$11,415	$1	$(4)	$11,412

Contractual maturities of short-term investments as of December 31, 2007 were as follows:

	December 31, 2007
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$9,915	$9,912
Due after ten years	1,500	1,500

Total	$11,415	$11,412

During the years ended December 31, 2005 and 2006, we recognized a net realized loss of $12,000 and $20,000, respectively. We did not recognize any realized gains or losses for the year ended December 31, 2007. For the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2007, we recognized a net realized loss of $32,000.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2006	2007
Office and laboratory equipment	$550	$1,243
Furniture and fixtures	88	96
Software	31	72
Leasehold improvements	36	73

Total property and equipment, cost	705	1,484
Less: accumulated depreciation	(151)	(334)

Total property and equipment, net	$554	$1,150

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $48,000, $74,000 and $183,000 for the years ended December 31, 2005, 2006 and 2007, respectively and $400,000 for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2007.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2006	2007
Research and development	$225	$178
Employee payroll and benefits	119	688
Professional fees	143	197
Other	34	78

Total accrued liabilities	$521	$1,141

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, we commenced a lease for a portion of our laboratory equipment. This arrangement is being accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

(in thousands)	December 31, 2007
Office and laboratory equipment	$166
Less: accumulated depreciation	(19)

Capital lease assets, net	$147

Future minimum lease payments under capital leases were as follows at December 31, 2007:

(in thousands)	Lease Commitment
Year ending December 31:
2008	$45
2009	45
2010	7

Total minimum lease payments	97
Less: amount representing interest	(11)

Present value of minimum lease payments	$86

NOTE 7. EQUIPMENT LOAN

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of this loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement.

As of December 31, 2007, we had an outstanding equipment loan balance of $716,000 carrying a weighted-average interest rate of 10.57%. At December 31, 2007, there was $206,000 available for borrowing under this equipment loan facility.

Future minimum loan payments under equipment loans were as follows at December 31, 2007:

(in thousands)	Loan Commitment
Year ending December 31:
2008	$284
2009	281
2010	237
2011	35

Total minimum loan payments	837
Less: amount representing interest	(121)

Present value of minimum loan payments	$716

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under operating leases which expire at various dates through 2013. Rent expense was $270,000, $317,000 and $526,000 for the years ended December 31, 2005, 2006 and 2007, respectively, and $1,321,000 for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2007.

The future minimum lease payments under non-cancellable operating leases were as follows as of December 31, 2007:

(in thousands)	Lease Commitment
Year ending December 31:
2008	$779
2009	824
2010	510
2011	531
2012	333
2013	144

Total lease commitment	$3,121

Legal Matters

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2007 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, we issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, we issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, we issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, we issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of our IPO in October 2007.

In connection with the IPO, the Company amended its articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2007, there were no shares of preferred stock outstanding.

Common Stock

Under our amended articles of incorporation and bylaws, we are authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2007.

In August 2007, we filed an amendment to our articles of incorporation to effect a 1-for-2 reverse stock split of our common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split.

In October 2007, we completed an initial public offering of our common stock in which we sold and issued 5,000,000 shares of our common stock at a price to the public of $4.00 per share. We raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

Stock Warrants

Stock warrants to acquire shares of common stock were issued in connection with the sales of the Series A and Series B Convertible Preferred Stock and the convertible notes. Additionally, in October 2007, warrants were issued to the underwriters in connection with the IPO. The significant terms of the Series A, Series B, Note, and Underwriter warrants were as follows:

•

Series A Warrants—The warrants issued with the sale of Series A were issued on the basis of 0.20 of a warrant for every share of Series A purchased. The exercise price of these warrants was $1.20. We extended a limited-time offer to holders of the warrants to exercise them at a price of $0.80. The warrants expired on July 1, 2005, except for later purchases for which the expiration date was extended to July 1, 2006.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Series B Warrants—The warrants issued with the sale of Series B were issued on the basis of 0.175 of a warrant for every share of Series B purchased. The exercise price of these warrants was $0.80. The warrants expired on June 30, 2006.

•

Note Warrants—Stock warrants were granted in connection with promissory notes issued to certain of our shareholders in 2002 and 2003. The warrants issued to these shareholders had an exercise price of $1.20. The warrants expired on June 30, 2006.

•

Underwriter Warrants—In connection with the IPO, we issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable on or after October 31, 2008 and expire on October 31, 2010. The warrants were valued at approximately $524,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 50.0%, (2) a risk-free interest rate of 3.94% and (3) a contractual life of 3 years. We accounted for the fair value of the Underwriter Warrants as an expense of the IPO resulting in a charge to stockholders’ equity.

At December 31, 2007, there were 350,000 warrants outstanding at a weighted-average exercise price of $4.00 per share. None of the warrants were exercisable at December 31, 2007.

NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, we had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, we adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the Board of Directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. As of December 31, 2007, there were 1,399,000 shares available for future grants under the 2007 Plan.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and the exercise price of non-statutory stock options may be not less than 85% of the fair market value on the date of grant. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years while options granted to directors and consultants typically vest over a shorter period, subject to continued service. All of the options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. We issue new shares to satisfy option exercises under the plans.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Summary

The following table summarizes information about our stock options outstanding at December 31, 2007 and activity during the year then ended:

(in thousands, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,401	$0.83
Options granted	814	$3.31
Options exercised	(298)	$0.38
Options forfeited/cancelled	(21)	$1.52

Outstanding at December 31, 2007	2,896	$1.57	7.31	$6,386

Vested and expected to vest at December 31, 2007	2,753	$1.51	7.21	$6,246

Vested at December 31, 2007	1,926	$0.89	6.27	$5,528

Exercisable at December 31, 2007	2,320	$1.04	6.66	$6,305

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as quoted on the American Stock Exchange as of December 31, 2007. We received cash payments in the amount of $12,000, $23,000 and $114,000 for the exercise of stock options during the years ended December 31, 2005, 2006 and 2007, respectively. The aggregate intrinsic value of stock option awards exercised was $16,000, $126,000 and $571,000 for the years ended December 31, 2005, 2006 and 2007, respectively, as determined at the date of option exercise.

The options outstanding and vested by exercise price at December 31, 2007 were as follows (number of options in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.20	544	4.15	$0.20	544	$0.20
$0.30	337	5.92	$0.30	337	$0.30
$0.56	211	6.45	$0.56	204	$0.56
$0.94 - $1.20	305	6.79	$1.15	199	$1.13
$1.70 - $1.87	652	8.15	$1.70	550	$1.70
$2.00 - $2.28	257	9.00	$2.24	78	$2.23
$3.56 - $4.00	590	9.91	$3.70	14	$4.00

	2,896	7.31	$1.57	1,926	$0.89

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards to Employees and Directors

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2005	2006	2007
Expected price volatility	0.0%	74.0%	68.9%
Expected term (in years)	10.0	5.7	6.0
Risk-free interest rate	4.2%	4.8%	4.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of options granted during the period	$0.22	$1.06	$2.17

Expected Price Volatility—This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Prior to the adoption of SFAS No. 123R, we assumed 0% price volatility in accordance with the minimum value method requirements of SFAS No. 123. Under SFAS No. 123R, which we adopted on January 1, 2006, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. An increase in the expected price volatility will increase the value of the option granted and the related compensation expense.

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, we adopted the simplified method for estimating the expected term pursuant to SAB No. 107. On this basis, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. An increase in the expected life will increase the value of the option granted and the related compensation expense.

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the value of the option granted and the related compensation expense.

Dividend Yield—We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the value of the option granted and the related compensation expense.

Under SFAS No. 123R, forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the years ended December 31, 2006 and 2007, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants. For the year ended December 31, 2005, we accounted for forfeitures as they occurred.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2007, we recognized stock-based compensation expense of $313,000 and $399,000, respectively, for option awards to employees and directors. As of December 31, 2007, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.5 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 3.28 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, we adopted a new plan to compensate the independent members of the Board of Directors for their services. Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and unrestricted common stock for each board and committee meeting attended, up to specified annual maximums. In accordance with these provisions, we issued 7,831 shares of common stock to independent directors during the year ended December 31, 2007. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $29,000 for common stock awards to directors during the year ended December 31, 2007.

Summary of Stock-Based Compensation Expense Under SFAS No. 123R

Upon the adoption of SFAS No. 123R on January 1, 2006, we began recognizing stock-based compensation expense in the statements of operations for all employee and director equity awards granted or modified on or after the adoption date. Stock-based compensation expense is classified in the statements of operations in the same expense line items as cash compensation. Since we continue to operate at a net loss, we do not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Year Ended December 31,
(in thousands)	2006	2007
Research and development	$227	$206
General and administrative	86	222

Total stock-based compensation expense	$313	$428

Stock-Based Awards to Non-Employees

During the years ended December 31, 2005, 2006 and 2007, we granted options to purchase an aggregate of 175,000, 58,000 and 69,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2005	2006	2007
Expected price volatility	0.0%	74.0%	71.0%
Expected term (in years)	10.0	5.3	5.3
Risk-free interest rate	4.2%	4.4%	4.7%
Dividend yield	0.0%	0.0%	0.0%

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense recognized for the years ended December 31, 2005, 2006 and 2007 related to non-employee option grants was $55,000, $49,000 and $118,000, respectively.

We also granted 20,000, 3,000 and 38,289 shares of unrestricted common stock to non-employees during the years ended December 31, 2005, 2006 and 2007, respectively. The fair market value of the stock issued to non-employees was recorded as an expense, resulting in total compensation expense of $16,000, $5,000 and $92,000 for common stock awards to non-employees during the years ended December 31, 2005, 2006 and 2007, respectively.

NOTE 11. COLLABORATION AND LICENSE AGREEMENTS

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

For the years ended December 31, 2006 and 2007, we recognized revenue of $0.8 million and $2.5 million, respectively, for amortization of the upfront technology access fee. We also recognized $0.7 million and $2.7 million, respectively, for the on-going research and development activities performed during the 2006 and 2007 periods. During the year ended December 31, 2007, we recognized $0.6 million for materials, equipment and contract study costs which have been or will be reimbursed by Alcon. In total, we recognized revenue of $1.5 million and $5.8 million for the years ended December 31, 2006 and 2007, respectively, in connection with the Alcon collaboration and license agreement. At December 31, 2007, we had a deferred revenue balance of $7.4 million related to the Alcon agreement which was comprised of $6.7 million for the upfront technology access fee and $0.7 million for other prepaid reimbursements. As of December 31, 2007, we had not earned or received any milestone or royalty payments under the Alcon agreement.

KCI International VOF GP

In June 2007, we entered into a license agreement with an affiliate of Kinetic Concepts, Inc. (“KCI”), under which we granted KCI the exclusive rights to develop, manufacture and commercialize NVC-101, or NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to us a non-refundable technology access fee of $200,000. The up-front

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology access fee was recorded as deferred revenue and is being amortized into revenue on a straight-line basis over the 18-month performance obligation period, through December 2008. Under the agreement, we are also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. KCI has the right to terminate the agreement without penalty upon 60 days’ notice. We have the right to terminate the agreement if KCI has not commercially launched a product incorporating NVC-101, or any other product containing hypochlorous acid, within 18 months of the date of the agreement. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

For the year ended December 31, 2007, we recognized revenue of $72,000 for amortization of the upfront technology access fee and $29,000 for consulting and materials costs which have been or will be reimbursed by KCI. In total, we recognized revenue of $101,000 for the year ended December 31, 2007, in connection with the KCI agreement. At December 31, 2007, $9,000 of reimbursable expenses were recorded as a receivable and included in prepaid expenses and other current assets on our balance sheet. We had a deferred revenue balance of $128,000 at December 31, 2007 related to the KCI agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee. As of December 31, 2007, we had not earned or received any milestone or royalty payments under the KCI agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2007.

NOTE 13. INCOME TAXES

The provision for income tax expense consists of the following.

	Year Ended December 31,
(in thousands)	2005	2006	2007
Current:
Federal	$—	$—	$—
State	—	—	12

Total current	—	—	12

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for income taxes	$—	$—	$12

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Federal tax at statutory rate	$(1,177)	$(1,743)	$(1,832)
State taxes net of federal benefit	(201)	(297)	(274)
ISO-related expense for GAAP	—	—	81
Change in valuation allowance	1,347	2,111	1,997
Other	31	(71)	40

Actual provision for income taxes	$—	$—	$12

The tax effects of the deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2006	2007
Deferred tax assets:
Net operating losses	$2,550	$4,040
Deferred revenue	2,655	2,655
Accruals	22	264
Stock options	—	310
Other	12	25

Total deferred tax assets	5,239	7,294

Deferred tax liabilities:
Depreciation	(30)	(88)

Total deferred tax liabilities	(30)	(88)

Valuation allowance	(5,209)	(7,206)

Net deferred taxes	$—	$—

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, we believe that sufficient uncertainty exists regarding the future realization of deferred tax assets. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.3 million, $2.1 million and $2.0 million during the years ended December 31, 2005, 2006 and 2007, respectively.

As of December 31, 2007 we had net operating loss carryforwards for both federal and state income tax purposes of $10.1 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2014 and 2027. Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

We track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are not included in

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross or net deferred tax assets. Pursuant to SFAS No. 123R, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. We elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises under SFAS No. 123R. These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable.

Uncertain Income Tax Positions

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

NOTE 14. SUBSEQUENT EVENTS

Equipment Financing

In January 2008, we borrowed $203,000 under our equipment loan facility. This amount will be repaid over 40 months through May 2011 at an interest rate of 10.45%. Upon the close of this funding, there was $3,000 available for borrowing under the equipment loan facility.

Amendment to Financial Advisory and Investor Relations Consulting Agreement

In March 2008, we amended the Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 with PM Holdings Ltd. Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 common shares at an exercise price of $4.00 per share. Under the amended agreement, no further cash or equity amounts are payable during the duration of the agreement through February 2010. We expect to pay the upfront cash amount and issue the warrants during April 2008.

EXHIBIT INDEX

Exhibit No.	Description

3.1**	Amended and Restated Articles of Incorporation of registrant

3.2**	Amended and Restated Bylaws of registrant

4.1*	Specimen common stock certificate

10.1+*	2002 Stock Option Plan, and forms of agreements thereto

10.2+*	2005 Stock Option Plan, and forms of agreements thereto

10.3+*	2007 Omnibus Incentive Plan, and forms of agreements thereto

10.4+*	Employment Agreement dated January 1, 2007 by and between the Registrant and Ramin (“Ron”) Najafi

10.5+*	Employment Agreement dated January 1, 2007 by and between the Registrant and John (“Jack”) O’Reilly

10.6+*	Employment Agreement dated January 1, 2007 by and between the Registrant and Behzad Khosrovi

10.7+*	Employment Agreement dated January 1, 2007 by and between the Registrant and Colin Scott

10.8+*	Stock Option Grant dated May 23, 2002 by and between the Registrant and John (“Jack”) O’Reilly

10.9+*	Stock Option Grant dated January 30, 2004 by and between the Registrant and Behzad Khosrovi

10.10*	Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended

10.11†*	Collaboration and License Agreement dated August 29, 2006 by and between the Registrant and Alcon Manufacturing, Ltd.

10.12*	Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 by and between the Registrant and PM Holdings Ltd.

10.13*	Director Compensation Plan

10.14*	Master Security Agreement dated April 23, 2007 by and between the Registrant and General Electric Capital Corporation

10.15†*	License Agreement dated June 11, 2007 by and between us and KCI International VOF GP

10.16*	Form of Common Stock Purchase Warrant by and between the Registrant and the underwriters

10.17*	Form of Registration Rights Agreement by and between the Registrant and the underwriters

10.18+	Employment Agreement dated January 9, 2008 by and between the Registrant and Thomas J. Paulson

10.19	Amendment #1 dated March 12, 2008 to Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 by and between the Registrant and PM Holdings Ltd.

10.20	Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended

23.1	Consent of Davidson & Company LLP

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

**	Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007.

+	Indicates a management contract or compensatory plan or arrangement

†	NovaBay Pharmaceuticals, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.