Form 10-Q
period 2008-03-31
NovaBay Pharmaceuticals, Inc.
filed 2008-05-15
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008, 21,380,566 shares of the registrant’s common stock, $0.01 par value, were outstanding.

NOVABAY PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay™, Aganocide®, AgaNase™ and NeutroPhase™ are our trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

NOVABAY PHARMACEUTICALS, INC

(formerly NovaCal Pharmaceuticals Inc. )

(a developmental stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,941	$11,309
Short-term investments	11,412	8,899
Prepaid expenses and other current assets	419	612

Total current assets	22,772	20,820
Property and equipment, net	1,150	1,455

TOTAL ASSETS	$23,922	$22,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$142	$664
Accrued liabilities	1,141	1,238
Capital lease obligation	37	38
Equipment loan	219	276
Deferred revenue	3,039	3,674

Total current liabilities	4,578	5,890
Capital lease obligation—non-current	49	39
Equipment loan—non-current	497	578
Deferred revenue—non-current	4,478	3,839

Total liabilities	9,602	10,346

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at December 31, 2007 and March 31, 2008, respectively; 21,269 and 21,300 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	212	212
Additional paid-in capital	32,585	32,856
Accumulated other comprehensive income (loss)	(3)	13
Accumulated deficit during development stage	(18,474)	(21,152)

Total stockholders’ equity	14,320	11,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,922	$22,275

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC

(formerly NovaCal Pharmaceuticals Inc. )

(a developmental stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (date of development stage inception) to March 31,
	2007	2008	2008
	(unaudited)	(unaudited)	(unaudited)
REVENUE
License and collaboration revenue	$1,483	$1,492	$8,938

Total revenue	1,483	1,492	8,938
EXPENSES
Operating Expenses:
Research and development	1,461	2,647	18,059
General and administrative	1,037	1,684	13,012

Total operating expenses	2,498	4,331	31,071
Other income, net	122	163	995

Net loss before income taxes	(893)	(2,676)	(21,138)
Provision for income taxes	—	(2)	(14)

Net loss	$(893)	$(2,678)	$(21,152)

Net loss per share:
Basic and diluted	$(0.14)	$(0.13)
Shares used in per share calculations:
Basic and diluted	6,416	21,288

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (date of development stage inception) to March 31, 2008
	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(893)	$(2,678)	$(21,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	67	467
Accretion of discount on short-term investments	(28)	(25)	(303)
Net realized (gain) loss on sales of short-term investments	(22)	—	32
Loss on disposal of property and equipment	—	—	121
Stock-based compensation expense for options and stock issued to employees and directors	124	282	1,023
Stock-based compensation expense for options and stock issued to non-employees	114	(11)	352
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(281)	(193)	(607)
Increase in accounts payable and accrued liabilities	582	619	1,927
(Increase) decrease in deferred revenue	50	(4)	7,513

Net cash used in operating activities	(320)	(1,943)	(10,626)

Cash flows from investing activities:
Purchases of property and equipment	(287)	(372)	(1,922)
Proceeds from disposal of property and equipment	—	—	44
Purchases of short-term investments	(9,148)	(12,100)	(74,547)
Proceeds from maturities and sales of short-term investments	9,200	14,655	65,931
Cash acquired in purchase of LLC	—	—	516

Net cash provided by (used in) investing activities	(235)	2,183	(9,978)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	50	—	1,608
Proceeds from initial public offering, net of offering costs	(532)	—	17,077
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	(5)	(9)	(80)
Proceeds from borrowings under equipment loan	—	202	996
Principal payments on equipment loan	—	(65)	(143)

Net cash provided by (used in) financing activities	(487)	128	31,913

Net increase (decrease) in cash and cash equivalents	(1,042)	368	11,309
Cash and cash equivalents, beginning of period	4,903	10,941	—

Cash and cash equivalents, end of period	$3,861	$11,309	$11,309

Supplemental disclosure of cash flow information:
Interest paid	$—	$25	$69
Income taxes paid	$—	$—	$—
Non-cash activities:
Conversion of notes and accrued interest to preferred stock	$—	$—	$429
Issuance of stock for subscription receivable	$—	$—	$873
Issuance of stock and options for stock offering costs	$—	$—	$277
Current assets acquired in acquisition of LLC	$—	$—	$2
Property and equipment acquired in acquisition of LLC	$—	$—	$9
Property and equipment acquired under capital lease	$117	$—	$157

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

We were incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries—NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which will explore and pursue dermatological opportunities. We currently operate in one business segment.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements as of March 31, 2008 and for the three months ended March 31, 2007 and 2008 and the cumulative period from July 1, 2002 to March 31, 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations and cash flows. The results for the three months ended March 31, 2008 are not necessarily indicative of the expected results for the year ended December 31, 2008. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2008 we had not commenced our planned principal operations.

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

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of March 31, 2008, our cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recent Accounting Pronouncements

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2007 and March 31, 2008 consisted of the following:

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$5,362	$—	$(4)	$5,358
U.S. Agencies	5,553	1	—	5,554
Municipal bonds	500	—	—	500

Total	$11,415	$1	$(4)	$11,412

	March 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$5,168	$7	$—	$5,175
U.S. Agencies	3,218	7	(1)	3,224
Municipal bonds	500	—	—	500

Total	$8,886	$14	$(1)	$8,899

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual maturities of short-term investments as of December 31, 2007 and March 31, 2008 were as follows:

	December 31, 2007
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$9,915	$9,912
Due after ten years	1,500	1,500

Total	$11,415	$11,412

	March 31, 2008
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$8,386	$8,399
Due after ten years	500	500

Total	$8,886	$8,899

We did not recognize any realized gains or losses for the year ended December 31, 2007 and for the three months ended March 31, 2008. For the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2008, we recognized a net realized loss of $32,000.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2007	March 31, 2008
Office and laboratory equipment	$1,243	$1,557
Furniture and fixtures	96	98
Software	72	103
Leasehold improvements	73	97

Total property and equipment, cost	1,484	1,855
Less: accumulated depreciation	(334)	(400)

Total property and equipment, net	$1,150	$1,455

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $183,000 for the year ended December 31, 2007, $67,000 for the three months ended March 31, 2008, and $467,000 for the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2008.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2007	March 31, 2008
Research and development	$178	$642
Employee payroll and benefits	688	361
Professional fees	197	162
Other	78	73

Total accrued liabilities	$1,141	$1,238

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, we commenced a lease for a portion of our laboratory equipment. This arrangement is being accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

(in thousands)	December 31, 2007	March 31, 2008
Office and laboratory equipment	$166	$166
Less: accumulated depreciation	(19)	(25)

Capital lease assets, net	$147	$141

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments under capital leases were as follows at March 31, 2008:

(in thousands)	Lease Commitment
Year ending December 31:
2008	$34
2009	45
2010	7
2011

Total minimum lease payments	86

Less: amount representing interest	(9)

Present value of minimum lease payments	$77

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

As of March 31, 2008, we had an outstanding equipment loan balance of $854,000 carrying a weighted-average interest rate of 10.54%. At March 31, 2008, there was $3,500 available for borrowing under this equipment loan facility.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum loan payments under equipment loans were as follows at March 31, 2008:

(in thousands)	Loan Commitment
Year ending December 31:
2008	$265
2009	353
2010	309
2011	65

Total minimum loan payments	$992
Less: amount representing interest	(138)

Present value of minimum loan payments	$854

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under operating leases which expire at various dates through 2013. Rent expense was $133,000 and $169,000 for the three months ended March 31, 2007 and 2008, respectively, and $1,490,000 for the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2008.

The future minimum lease payments under non-cancellable operating leases were as follows as of March 31, 2008:

(in thousands)	Lease Commitment
Year ending December 31:
2008	$597
2009	824
2010	510
2011	532
2012	333
2013	144

Total lease commitment	$2,940

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Matters

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2008 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

In connection with the IPO, we amended our articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of March 31, 2008, there were no shares of preferred stock outstanding.

Common Stock

Under our amended articles of incorporation, we are authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2008.

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

Stock Warrants

Warrants to acquire shares of common stock were issued in connection with the sales of the Series A and Series B Convertible Preferred Stock and the convertible notes. Additionally, in October 2007, warrants were issued to the underwriters in connection with the IPO. The significant terms of the Series A, Series B, Note, and Underwriter warrants were as follows:

•

Series A Warrants—The warrants issued with the sale of Series A Preferred Stock were issued on the basis of 0.20 of a warrant for every share of Series A Preferred Stock purchased. The exercise price of these warrants was $1.20 per share. We extended a limited-time offer to holders of the warrants to exercise them at a price of $0.80 per share. The warrants expired on July 1, 2005, except for warrants issued in connection with later purchases of the Series A Preferred Stock for which the expiration date was extended to July 1, 2006.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

Series B Warrants—The warrants issued with the sale of Series B Preferred Stock were issued on the basis of 0.175 of a warrant for every share of Series B Preferred Stock purchased. The exercise price of these warrants was $0.80 per share. The warrants expired on June 30, 2006.

•

Note Warrants—Warrants were granted in connection with promissory notes issued to certain of our shareholders in 2002 and 2003. The warrants issued to these shareholders had an exercise price of $1.20 per share. The warrants expired on June 30, 2006.

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

At March 31, 2008, there were outstanding warrants to purchase 350,000 shares of common stock at a weighted-average exercise price of $4.00 per share. None of the warrants were exercisable at March 31, 2008.

NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, we had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, we adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. As of March 31, 2008, there were 1,158,963 shares available for future grants under the 2007 Plan.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and , if granted to an owner of more than 10% of our stock, then not less than 110%. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years while options granted to directors and consultants typically vest over a shorter period, subject to continued service. All of the options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. We issue new shares to satisfy option exercises under the plans.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options Summary

The following table summarizes information about our stock options outstanding at March 31, 2008 and activity during the period then ended.

(in thousands, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,896	$1.57
Options granted	219	$3.72
Options exercised	—	—
Options forfeited/cancelled	(10)	$2.90

Outstanding at March 31, 2008	3,105	$1.72	7.24	$2,830

Vested and expected to vest at March 31, 2008	2,993	$1.67	7.17	$2,810

Vested at March 31, 2008	1,998	$0.95	6.12	$2,667

Exercisable at March 31, 2008	2,541	$1.28	6.71	$2,830

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as quoted on the American Stock Exchange as of March 31, 2008. There were no option exercises during the three months ended March 31, 2008.

The options outstanding and vested by exercise price at March 31, 2008 were as follows (number of options in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.20	544	3.91	$0.20	544	$0.20
$0.30	337	5.67	$0.30	337	$0.30
$0.56	211	6.20	$0.56	204	$0.56
$0.94 - $1.20	305	6.55	$1.15	213	$1.14
$1.70 - $1.87	652	7.91	$1.70	564	$1.70
$2.00 - $2.90	266	8.79	$2.26	101	$2.23
$3.56 - $4.00	790	9.70	$3.72	35	$4.00

	3,105	7.24	$1.72	1,998	$0.95

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended March 31,
Assumption	2008	2007
Expected price volatility	70%	72%
Expected term (in years)	6.1	6.0
Risk-free interest rate	3.2%	4.8%
Dividend Yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.42	$0.77

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

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, we adopted the simplified method for estimating the expected term pursuant to SAB No. 107 “Share Based Payment”. On this basis, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. An increase in the expected life will increase the value of the option granted and the related compensation expense.

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

Under SFAS No. 123R, forfeitures are estimated at the time of grant and reduce compensation expense

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the three months ended March 31, 2008, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the three months ended March 31, 2007 and 2008, we recognized stock-based compensation expense of $124,000 and $177,000, respectively, for option awards to employees and directors. As of March 31, 2008, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.8 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 3.24 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, we adopted a new Director Compensation Plan to compensate our non-employee directors for their services. Under the terms of the Director Compensation Plan, each non-employee director is entitled to a combination of cash and unrestricted common stock for each board and committee meeting attended, up to specified annual maximums. In accordance with these provisions, we issued an aggregate of 17,761 shares of common stock to our non-employee directors during the three months ended March 31, 2008. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $54,116 for common stock awards to directors during the three months ended March 31, 2008.

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2008
Research and development	$46	$108
General and administrative	78	123

Total stock-based compensation expense	$124	$231

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For the three months ended March 31, 2007 and 2008, we recognized revenue of $0.6 million and $0.6 million, respectively, for amortization of the upfront technology access fee. We also recognized $0.7 million and $0.7 million, respectively, for the on-going research and development activities performed during the 2007 and 2008 periods. During the three months ended March 31, 2007 and 2008, we recognized $0.1 million and $0.2 million, respectively, for materials, equipment and contract study costs which have been or will be reimbursed by Alcon. In total, we recognized revenue of $1.5 million and $1.4 million for the three months ended March 31, 2007 and 2008, respectively, in connection with the Alcon collaboration and license agreement. At March 31, 2008, we had a deferred revenue balance of $7.4 million related to the Alcon agreement which was comprised of $6.0 million for the upfront technology access fee and $1.4 million for other prepaid reimbursements. As of March 31, 2008, we had not earned or received any milestone or royalty payments under the Alcon agreement.

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

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2008, we recognized revenue of $33,000 for amortization of the upfront technology access fee and $8,000 for consulting and materials costs which have been or will be reimbursed by KCI. In total, we recognized revenue of $41,000 for the three months ended March 31, 2008, in connection with the KCI agreement. At March 31, 2008, $0 of reimbursable expenses were recorded as a receivable and included in prepaid expenses and other current assets on our balance sheet. We had a deferred revenue balance of $94,000 at March 31, 2008 related to the KCI agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee. As of March 31, 2008, we had not earned or received any milestone or royalty payments under the KCI agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through March 31, 2008.

NOTE 13. INCOME TAXES

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

We track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are not included in gross or net deferred tax assets. Pursuant to SFAS No. 123R, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. We elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises under SFAS No. 123R. These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable.

Uncertain Income Tax Positions

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of the adoption. We have no unrecognized tax benefit as of December 31, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14. SUBSEQUENT EVENTS

Amendment to Financial Advisory and Investor Relations Consulting Agreement

In March 2008, we amended the Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 with PM Holdings Ltd. Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 common shares at an exercise price of $4.00 per share. Under the amended agreement, no further cash or equity amounts are payable during the duration of the agreement through February 2010. We paid the upfront cash amount and issued the warrants during April 2008.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the SEC before deciding to purchase, hold or sell our common stock.

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include but are not limited to statements regarding our product candidates, market opportunities, competition, strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements speak only as of the date of this report and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and in Part II, Item 1A of this report and in other documents we file from time to time with the SEC. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock. We have also recently begun to generate revenue under our agreements with Alcon and KCI. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of March 31, 2008, we had an accumulated deficit of $21.1 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In January 2008, we obtained approval from the U.S. Food and Drug Administration (FDA) to begin human clinical trials of our lead Aganocide compound, NVC-422, for the prevention of catheter-associated urinary tract infections (CAUTI) and in March 2008, we commenced Phase I human clinical trials for the prevention of CAUTI.

In February 2008, we received notice of the allowance of a U.S. patent covering the use of NeutroPhase (also known as NVC-101) in woundcare applications. This was following NovaBay’s 510(k) approval from the FDA to market NeutroPhase.

In March 2008, we commenced our Phase I human clinical trial dosing of volunteers in an escalating dose Phase I safety study of a bladder and catheter lavage solution of NVC-422. The clinical program is aimed at preventing the development of CAUTI. We recently announced the completion of the study and that NVC-422 was well tolerated in the bladder.

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. We were required to utilize the prospective application method prescribed by SFAS No. 123R, under which prior periods are not revised for comparative purposes. Under the prospective application transition method, non-public entities that previously used the minimum value method of SFAS No. 123 should continue to account for non-vested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption. SFAS No. 123R specifically prohibits pro forma disclosures for those awards valued using the minimum value method. The valuation and recognition provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the adoption date that are subsequently modified. The adoption of SFAS No. 123R had a material effect on our financial position and results of operations. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Recent Accounting Pronouncements

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $1.5 million for the three months ended March 31, 2008 and 2007. License and collaboration revenue consisted of amounts earned under the license and collaboration agreements with Alcon and KCI for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon will be amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 will be amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and KCI collaborations, we would expect revenues to increase. However, we cannot predict if and when we will receive any milestones from our collaborations.

Research and Development

Research and development expenses increased by 81% to $2.6 million for the three months ended March 31, 2008, compared with $1.5 million for the three months ended March 31, 2007. The increase was in part due to a $426,000 increase in employee costs related to research and development. We had higher salaries and wages due to an increase in hiring. The increase was also in part due to a $240,000 increase in the purchase of laboratory supplies and services related to pharmaceutical development, the bulk of which is a $154,000 increase in manufacturing costs for drug substances. The increase was also in part due to a $645,000 increase in clinical expenses, which includes site investigator fees and contract research costs.

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

General and Administrative

General and administrative expenses increased by 62% to $1.7 million for the three months ended March 31, 2008, compared with $1.0 million for the three months ended March 31, 2007. This increase was due in part to a $375,000 increase in employee costs related to general and administrative expenses. The increase was in part attributable to rent expense which increased by $36,000 during the three months ended March 31, 2008 compared with the same period in the prior year, because we leased additional space during the second and fourth quarters of 2007 to accommodate our increased personnel and expanded laboratory facilities. Investor relations costs also increased by $54,000 for the three months ended March 31, 2008 as compared with the same period in the prior year due to higher expenditures for such services since becoming a public company in October 2007. Accounting expenses increased by $25,000 for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 as audit and tax activities increased after becoming a public company.

We expect that general and administrative expenses will increase during 2008 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net increased to $163,000 for the three months ended March 31, 2008, compared with $122,000 for the three months ended March 31, 2007. This increase was primarily attributable to increased interest income earned due to higher average cash balances as a result of the $17.1 million received upon the closing of the IPO in October 2007.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $21.1 million since inception through March 31, 2008. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $647,000 through the sale of our Series A Preferred Stock in 2002 and 2003, $3.0 million through the sale of our Series B Preferred Stock in 2003 and 2004, $5.4 million through the sale of our Series C Preferred Stock in 2004 and 2005, and $3.6 million through the sale of our Series D Preferred Stock in 2005 and 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19 million, $12 million and $39 million, respectively. As of March 31, 2008, we have not achieved any milestone nor has any product been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

In June 2007, we entered into a license agreement with KCI. Under the terms of the agreement, we received an upfront technology access fee of $200,000 in June 2007. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. As of March 31, 2008 we had not earned or received any milestone or royalty payments under the KCI agreement. We cannot control whether or when KCI will launch any products incorporating NeutroPhase, or any other products containing hypochlorous acid as the principal active ingredient, and therefore cannot predict whether or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of March 31, 2008, we had an outstanding equipment loan balance of $854,000 carrying a weighted-average interest rate of 10.54%. The principal and interest due under the loan will be repaid in equal monthly installments through May 2011. In January 2008, we borrowed $203,000 under this equipment loan facility at an interest rate of 10.45%. As of March 31, 2008 there was $3,500 available for borrowing under this equipment loan facility.

In March 2008, we amended the Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 with PM Holdings Ltd. Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 common shares at an exercise price of $4.00 per share. Under the amended agreement, no further cash or equity amounts are payable during the duration of the agreement through February 2010. We paid the upfront cash amount and issued the warrants during April 2008.

Cash and Cash Equivalents

As of March 31 2008, we had cash, cash equivalents, and short-term investments of $20.2 million compared to $22.4 million at March 31, 2007.

Cash Flows

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash used in:
Operating activities	$(1,943)	$(320)
Investing activities	2,183	(235)
Financing activities	128	(487)
Capital expenditures (included in investing activities above)	(372)	(287)

Our operating activities used cash of $2.0 million and $320,000 in the three months ended March 31, 2008 and 2007, respectively. The use of cash in these periods principally resulted from our losses from operations and changes in our working capital accounts.

Our investing activities provided cash of $2.2 million for the three months ended March 31, 2008. Our investing activities in the three months ended March 31, 2008 included sales and maturities of marketable securities in our investment portfolio in the amount of $14.7 million, offset by the purchases of marketable securities in the amount of $12.1 million and purchases of property and equipment in the amount of $372,000.

Our investing activities for the three months ended March 31, 2007 used cash of $235,000. Our investing activities in the three months ended March 31, 2007 included sales and maturities of marketable securities in our investment portfolio in the amount of $9.0 million, offset by the purchases of marketable securities in the amount of $9.0 million and purchases of property and equipment in the amount of $287,000.

Our financing activities provided cash of $128,000 in the three months ended March 31, 2008. Our financing activities for the three months ended March 31, 2008 included $202,000 from borrowings under an equipment loan, offset by $65,000 in principal payments on an equipment loan and $9,000 in payments on capital leases.

We believe our cash balance at March 31, 2008 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

ITEM 4T.        Controls and Procedures

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

ITEM 1A.        Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

10.1	Employment Agreement dated January 9, 2008 by and between the Registrant and Thomas J. Paulson	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: May 15, 2008	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

10.1	Employment Agreement dated January 9, 2008 by and between the Registrant and Thomas J. Paulson	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith