Form 10-Q
period 2008-06-30
NovaBay Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 21,333,796 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

(a developmental stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,998	$10,941
Short-term investments	6,905	11,412
Prepaid expenses and other current assets	725	419

Total current assets	17,628	22,772
Property and equipment, net	1,500	1,150

Total assets	$19,128	$23,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$558	$142
Accrued liabilities	1,424	1,141
Capital lease obligation	39	37
Equipment loan	349	219
Deferred revenue	3,009	3,039

Total current liabilities	5,379	4,578
Capital lease obligation—non-current	29	49
Equipment loan—non-current	658	497
Deferred revenue—non-current	3,181	4,478

Total liabilities	9,247	9,602

Stockholders’ Equity:
Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at June 30, 2008 and December 31, 2007, respectively, 21,420, and 21, 269 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	214	212
Additional paid-in capital	33,206	32,585
Accumulated other comprehensive income (loss)	24	(3)
Accumulated deficit during development stage	(23,563)	(18,474)

Total stockholders’ equity	9,881	14,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,128	$23,922

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC

(formerly NovaCal Pharmaceuticals Inc. )

(a developmental stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to June 30, 2008
	2008	2007	2008	2007
REVENUE
License and collaboration revenue	$1,442	$1,465	$2,933	$2,948	$10,379

Total revenue	1,442	1,465	2,933	2,948	10,379
EXPENSES
Operating Expenses:
Research and development	2,173	2,066	4,818	3,529	20,230
General and administrative	1,773	1,069	3,459	2,104	14,787

Total operating expenses	3,946	3,135	8,277	5,633	35,017

Other income, net	94	113	257	235	1,089

Net loss before income taxes	(2,410)	(1,557)	(5,087)	(2,450)	(23,549)
Provision for income taxes	—	—	(2)	—	(14)

Net loss	$(2,410)	$(1,557)	$(5,089)	$(2,450)	$(23,563)

Net loss per share:
Basic and diluted	$(0.11)	$(0.24)	$(0.24)	$(0.38)
Shares used in per share calculations:
Basic and diluted	21,334	6,500	21,311	6,458

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to June 30, 2008
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,089)	$(2,450)	$(23,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	80	543
Accretion of discount on short-term investments	(24)	(53)	(302)
Net realized (gain) loss on sales of short-term investments	—	(66)	32
Loss on disposal of property and equipment	—	—	121
Stock-based compensation expense for options issued to employees and directors	632	220	1,373
Stock-based compensation expense for options and stock issued to non-employees	(11)	124	352
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:	—	—	—
Increase in prepaid expenses and other assets	(306)	(118)	(720)
Increase in accounts payable and accrued liabilities	699	447	2,007
(Increase) decrease in deferred revenue	(1,327)	(839)	6,190

Net cash used in operating activities	(5,283)	(2,655)	(13,966)

Cash flows from investing activities:
Purchases of property and equipment	(493)	(335)	(2,043)
Proceeds from disposal of property and equipment	—	1	44
Purchases of short-term investments	(25,123)	(20,878)	(87,570)
Proceeds from maturities and sales of short-term investments	29,681	21,000	80,957
Cash acquired in purchase of LLC	—	—	516

Net cash provided by (used in) investing activities	4,065	(212)	(8,096)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	2	67	1,610
Initial public offering costs	—	(698)	17,077
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	(18)	(13)	(89)
Proceeds from borrowings under equipment loan	422	494	1,216
Principal payments on equipment loan	(131)	(15)	(209)
Tax benefit from stock plans	—	—	—

Net cash provided by (used in) financing activities	275	(165)	32,060

Net increase (decrease) in cash and cash equivalents	(943)	(3,032)	9,998
Cash and cash equivalents, beginning of period	10,941	4,903	—

Cash and cash equivalents, end of period	$9,998	$1,871	$9,998

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and six months ended June 30, 2008 and 2007 and the cumulative period from July 1, 2002 to June 30, 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations and cash flows. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the expected results for the year ended December 31, 2008. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.

Intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2008 we had not commenced our planned principal operations.

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

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of June 30, 2008, our cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$1,045	$—	$(5)	$1,040
U.S. Agencies	2,374	—	(2)	2,372
Municipal Bonds	—	—	—	—
Certificates of Deposit	400	—	—	400
Other Fixed Income	3,095	—	(2)	3,093

	$6,914	$—	$(9)	$6,905

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$5,362	$—	$(4)	$5,358
U.S. Agencies	5,553	1	—	5,554
Municipal Bonds	500	—	—	500
Certificates of Deposit	—	—	—	—
Other Fixed Income	—	—	—	—

	$11,415	$1	$(4)	$11,412

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contractual maturities of short-term investments as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$6,414	$6,405
Due after 10 years	500	500

Total	$6,914	$6,905

	December 31, 2007
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$9,915	$9,912
Due after 10 years	1,500	1,500

Total	$11,415	$11,412

We did not recognize any realized gains or losses for the year ended December 31, 2007 and for the three and six months ended June 30, 2008. For the cumulative period from July 1, 2002 (date of development stage inception) to June 30, 2008, we recognized a net realized loss of $32,000.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Office and laboratory equipment	$1,641	$1,243
Furniture and fixtures	98	96
Software	103	72
Leasehold improvement	135	73

Total property and equipment, at cost	1,977	1,484
Less: accumulated depreciation	(477)	(334)

Total property and equipment, net	$1,500	$1,150

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $183,000 for the year ended December 31, 2007, $143,000 for the six months ended June 30, 2008, and $543,000 for the cumulative period from July 1, 2002 (date of development stage inception) to June 30, 2008.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Research and development	$482	$178
Employee payroll and benefits	565	688
Professional fees	246	197
Other	131	78

Total accrued liabilities	$1,424	$1,141

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, we commenced a lease for a portion of our laboratory equipment. This arrangement is being accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

	June 30,	December 31,
(in thousands)	2008	2007
Office and laboratory equipment	$228	$166
Less: accumulated depreciation	(12)	(19)

Capital lease assets, net	$216	$147

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments under capital leases were as follows at June 30, 2008:

Lease
(in thousands)	Commitment
Year ending December 31,
2008	$23
2009	45
2010	7

Total minimum lease payments	75
Less: amount representing interest	(7)

Present value of minimum lease payments	$68

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

As of June 30, 2008, we had an outstanding equipment loan balance of $1,007,288 carrying a weighted-average interest rate of 10.94%. At June 30, 2008, there was $216,000 available for borrowing under this equipment loan facility.

Future minimum loan payments under equipment loans were as follows at June 30, 2008:

Loan
(in thousands)	Commitment
Year ending December 31:
2008	$220
2009	441
2010	397
2011	109

Total minimum loan payments	$1,167
Less: amount representing interest	(160)

Present value of minimum loan payments	$1,007

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under operating leases which expire at various dates through 2013. Rent expense was $189,243 and $358,290 for the three and six months ended June 30, 2008 . Rent expense was $130,000 and $263,000 for the three and six months ended June 30, 2007 and $1,679,000 for the cumulative period from July 1, 2002 (date of development stage inception) to June 30, 2008.

The future minimum lease payments under non-cancellable operating leases were as follows as of June 30, 2008:

Lease
(in thousands)	Commitment
Year ending December 31:
2008	$405
2009	824
2010	510
2011	531
2012	334
2013	144

Total lease commitment	$2,748

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Matters

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2008 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

In connection with the IPO, we amended our articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of June 30, 2008, there were no shares of preferred stock outstanding.

Common Stock

Under our amended articles of incorporation, we are authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2008.

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

At June 30, 2008, there were outstanding warrants to purchase 350,000 shares of common stock at a weighted-average exercise price of $4.00 per share. None of the warrants were exercisable at June 30, 2008.

NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, we had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, we adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. In April 2008, our board of directors approved an amendment to the 2007 Plan which will automatically increase the number of shares of common stock authorized for issuance under the plan every year, beginning January 2009, in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of our common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by our board of directors. The amendment was approved by our shareholders in June 2008. As of June 30, 2008, there were 1,186,470 shares available for future grants under the 2007 Plan.

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

Stock Options Summary

The following table summarizes information about our stock options outstanding at June 30, 2008 and activity during the period then ended.

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,896	$1.57
Options granted	266	$3.47
Options exercised	(102)	$1.30
Options forfeited/cancelled	(55)	$3.33

Outstanding at June 30, 2008	3,005	$1.71	7.0	2,415

Vested and expected to vest at June 30, 2008	2,885	$1.66	6.9	2,399

Vested at June 30, 2008	1,972	$0.99	5.8	2,304

Exercisable at June 30, 2008	2,456	$1.31	6.4	2,415

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as quoted on the American Stock Exchange as of June 30, 2008. The aggregate intrinsic value of stock option awards exercised was $77,712 for both the three and six months ended June 30, 2008, as determined at the date of option exercise. We received cash payments in the amount of $132,700 for the exercise of stock options during both the three and six months ended June 30, 2008.

The options outstanding and vested by exercise price at June 30, 2008 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Vested	Weighted Average Exercise Price
$0.20	544	$0.20	3.7	544	$0.20
$0.30	318	$0.30	5.5	318	$0.30
$0.56	211	$0.56	6.0	204	$0.56
$0.94 - $1.20	278	$1.15	6.2	201	$1.13
$1.70 - $1.87	596	$1.70	7.6	522	$1.70
$2.00 - $2.90	301	$2.26	8.5	118	$2.24
$3.56 - $4.00	757	$3.72	9.3	65	$4.00

	3,005	$1.71	7.0	1,972	$0.99

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Six Months Ended June 30,
Assumption	2008	2007
Expected price volatility	70%	72%
Expected term (in years)	6.1	6.0
Risk-free interest rate	3.2%	4.8%
Dividend Yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.12	$0.77

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

Under SFAS No. 123R, forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the three and six months ended June 30, 2008, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the three months ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $166,000 and $96,000, respectively, for option awards to employees and directors. For the six months ended June 30, 2008 and 2007, we recognized $343,000 and $220,000, respectively. As of June 30, 2008, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.7 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 3.04 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, we adopted a new Director Compensation Plan to compensate our non-employee directors for their services. Under the terms of the Director Compensation Plan, each non-employee director is entitled to a combination of cash and unrestricted common stock for each board and committee meeting attended, up to specified annual maximums. In accordance with these provisions, we issued an aggregate of 35,124 shares of common stock to our non-employee directors during the six months ended June 30, 2008. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $39,170 and $93,286, respectively, for common stock awards to directors during the three and six months ended June 30, 2008.

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Research and development	$96	$45	$205	$90
General and administrative	109	52	232	130

Total stock-based compensation expense	$205	$97	$437	$220

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

For the three months ended June 30, 2008 and 2007, we recognized revenue of $0.6 million and $0.6 million, respectively, for amortization of the upfront technology access fee. For the three months ended June 30, 2008 and 2007 we also recognized $0.7 million and $0.7 million, respectively, for the on-going research and development activities performed. During the three months ended June 30, 2008 and 2007, we recognized $108,000 and $160,000 respectively, for materials, equipment and contract study costs which have been or will be reimbursed by Alcon. In total, we recognized revenue of $1.4 million and $1.5 million for the three months ended June 30, 2008 and 2007.

For the six months ended June 30, 2008 and 2007, we recognized revenue of $1.2 million and $1.2 million, respectively, for amortization of the upfront technology access fee. For the six months ended June 30, 2008 and 2007 we also recognized $1.3 million and $1.3 million, respectively, for the on-going research and development activities performed. During the six months ended June 30, 2008 and 2007, we also recognized $260,000 and $343,000, respectively, for materials, equipment and contract study costs which have been or will be reimbursed by Alcon. In total, we recognized revenue of $2.9 million and $2.9 million for the six months ended June 30, 2008 and 2007.

At June 30, 2008, we had a deferred revenue balance of $6.1 million related to the Alcon agreement which was comprised of $5.4 million for the upfront technology access fee and $0.7 million for other prepaid reimbursements. As of June 30, 2008, we had not earned or received any milestone or royalty payments under the Alcon agreement.

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

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended June 30, 2008 and 2007, we recognized revenue of $33,000 and $6,000, respectively, for amortization of the upfront technology access fee. For the three months ended June 30, 2008 and 2007 we did not recognize any revenue for consulting and materials costs reimbursable by KCI. In total, we recognized revenue of $33,000 and $6,000 for the three months ended June 30, 2008 and 2007.

For the six months ended June 30, 2008 and 2007, we recognized revenue of $67,000 and $6,000, respectively, for amortization of the upfront technology access fee. For the six months ended June 30, 2008 and 2007 we also recognized $8,000 and $0, respectively, for consulting and materials cost which have been or will be reimbursed by KCI. In total, we recognized revenue of $75,000 and $6,000 for the six months ended June 30, 2008 and 2007.

At June 30, 2008, we had a deferred revenue balance of $61,000 related to the KCI agreement which consisted of the remaining amount to be amortized for the upfront technology access fee. As of June 30, 2008, we had not earned or received any milestone or royalty payments under the KCI agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through June 30, 2008.

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

None.

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

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock. We have also recently begun to generate revenue under our agreements with Alcon and KCI. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of June 30, 2008, we had an accumulated deficit of $23,6 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In March 2008, we commenced our Phase I human clinical trial dosing of volunteers in an escalating dose Phase I safety study of a bladder and catheter lavage solution of NVC-422. The clinical program is aimed at preventing the development of CAUTI. We announced in May 2008 the completion of the study and that NVC-422 was well tolerated in the bladder.

In May 2008, we completed our Phase I safety study of our lead Aganocide compound, NVC-422, as a lavage solution for catheterized patients. The study showed that NVC-422 was well tolerated in the bladder in the Phase I trial. This study was designed to evaluate the safety and tolerability of NVC-422 in the bladder, and upon completion of the Phase I, the lavage solution for catheterized patients showed no adverse events. This Phase I study supports the development of the product as a candidate to treat or prevent catheter associated urinary tract infections (CAUTI).

Also, in May 2008, we completed our Phase IIA study of AgaNase, the Company’s lead non-antibiotic antimicrobial Aganocide compound for nasal decolonization of Staphylococcus aureus (Staph), including Methicillin-resistant Staphylococcus aureus (MRSA). In the study, a prototype nasal spray was tested to decolonize Staph from the lower nasal passages. The treatment was well tolerated and the results pave the way for us to move forward with future studies.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $1.4 million for the three months ended June 30, 2008 and $1.5 million for the three months ended June 30, 2007. License and collaboration revenue consisted of amounts earned under the license and collaboration agreements with Alcon and KCI for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon will be amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 will be amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and KCI collaborations, we would expect revenues to increase. However, we cannot predict if and when we will receive any milestones from our collaborations.

Research and Development

Total research and development expenses increased by $106,000 to $2.2 million for the three months ended June 30, 2008, compared with $2.1 million for the three months ended June 30, 2007. The increase was in part due to an increase of $128,000, in development expenses from $168,000 to $296,000. The increase was also in part due to an increase of $67,000 in research expenses, from $78,000 to $145,000. Clinical expenses under research and development decreased $114,000, from $635,000 to $521,000.

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

General and Administrative

General and administrative expenses increased by $705,000, to $1.8 million for the three months ended June 30, 2008, compared with $1.1 million for the three months ended June 30, 2007. This increase was due in part to an increase of $123,000 in employee costs from $468,000 to $591,000. The increase was in part attributable to a $412,000, increase in professional services from $335,000 to $747,000. The increase was also in part attributable to a $69,000, increase in office and general expenses from $180,000 to $249,000.

We expect that general and administrative expenses will increase during 2008 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net decreased $19,000 to $94,000 for the three months ended June 30, 2008, compared with $113,000 for the three months ended June 30, 2007. This increase was primarily attributable to increased finance and service charges, and a decrease in realized gains on investments.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $2.9 million for the six months ended June 30, 2008 and $2.9 million for the six months ended June 30, 2007. License and collaboration revenue consisted of amounts earned under the license and collaboration agreements with Alcon and KCI for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon will be amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 will be amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and KCI collaborations, we would expect revenues to increase. However, we cannot predict if and when we will receive any milestones from our collaborations.

Research and Development

Research and development expenses increased by $1.3 million to $4.8 million for the six months ended June 30, 2008, compared with $3.5 million for the six months ended June 30, 2007. The increase was in due in part to a $530,000, increase in clinical expenses from $799,000 to $1.3 million. The increase was also in part due to a $368,000 increase in development expenses from $327,000 to $695,000.

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

General and Administrative

General and administrative expenses increased by $1.4 million, to $3.5 million for the six months ended June 30, 2008, compared with $2.1 million for the six months ended June 30, 2007. This increase was due in part to a $540,000 increase professional services costs from $700,000 to $1.2 million. Investor relations costs increased by $102,000 from $32,000 to $134,000 for the six months ended June 30, 2008 as compared with the same period in the prior year due to higher expenditures for such services since becoming a public company in October 2007. Office and general expenses increased $132,000, from $385,000 to $517,000. The bulk of the office expense increase is attributable to increased rent, because we leased additional space during the second and fourth quarters of 2007 to accommodate our increased personnel and expanded laboratory facilities.

We expect that general and administrative expenses will increase during 2008 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net increased by $22,000 to $257,000 for the six months ended June 30, 2008, compared with $235,000 for the six months ended June 30, 2007. This increase was primarily attributable to increased interest income earned due to higher average cash balances as a result of the $17.1 million received upon the closing of the IPO in October 2007.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $23.6 million since inception through June 30, 2008. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $647,000 through the sale of our Series A Preferred Stock in 2002 and 2003, $3.0 million through the sale of our Series B Preferred Stock in 2003 and 2004, $5.4 million through the sale of our Series C Preferred Stock in 2004 and 2005, and $3.6 million through the sale of our Series D Preferred Stock in 2005 and 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19 million, $12 million and $39 million, respectively. As of June 30, 2008, we have not achieved any milestone nor has any product been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

In June 2007, we entered into a license agreement with KCI. Under the terms of the agreement, we received an upfront technology access fee of $200,000 in June 2007. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. As of June 30, 2008 we had not earned or received any milestone or royalty payments under the KCI agreement. We cannot control whether or when KCI will launch any products incorporating NeutroPhase, or any other products containing hypochlorous acid as the principal active ingredient, and therefore cannot predict whether or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of June 30, 2008, we had an outstanding equipment loan balance of $854,000 carrying a weighted-average interest rate of 10.54%. The principal and interest due under the loan will be repaid in equal monthly installments through May 2011. In January 2008, we borrowed $203,000 under this equipment loan facility at an interest rate of 10.45%. As of June 30, 2008 there was $3,500 available for borrowing under this equipment loan facility.

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

Cash and Cash Equivalents

As of June 30, 2008, we had cash, cash equivalents, and short-term investments of $16.9 million compared to $8.0 million at June 30, 2007.

Cash Flows

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Cash used in:
Operating activities	(5,283)	(2,655)
Investing activities	4,065	(212)
Financing activities	275	(165)
Capital expenditures (included in investing activities above)	(493)	(335)

Our operating activities used cash of $5.3 million and $2.7 million in the six months ended June 30, 2008 and 2007, respectively. The use of cash in these periods principally resulted from our losses from operations and changes in our working capital accounts.

Our investing activities provided cash of $4.0 million for the six months ended June 30, 2008. Our investing activities in the six months ended June 30, 2008 included sales and maturities of marketable securities in our investment portfolio in the amount of $29.7 million, offset by the purchases of marketable securities in the amount of $25.1 million and purchases of property and equipment in the amount of $493,000.

Our investing activities used cash of $212,000 for the six months ended June 30, 2007. Our investing activities in the six months ended June 30, 2007 included sales and maturities of marketable securities in our investment portfolio in the amount of $21.0 million, offset by the purchases of marketable securities in the amount of $20.8 million and purchases of property and equipment in the amount of $335,000.

Our financing activities provided cash of $275,000 in the six months ended June 30, 2008. Our financing activities for the six months ended June 30, 2008 included $422,000 from borrowings under an equipment loan, offset by $131,000 in principal payments on an equipment loan and $18,000 in payments on capital leases.

Our financing activities used cash of $165,000 in the six months ended June 30, 2007. Our financing activities for the six months ended June 30, 2007 included $494,000 from borrowings under an equipment loan, offset by $15,000 in principal payments on an equipment loan and $13,000 in payments on capital leases. Our financing activities for the six months ended June 30, 2007 also included $698,000 in initial public offering costs, and $67,000 in proceeds from the exercise of options or warrants.

We believe our cash balance at June 30, 2008 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

On October 24, 2007, a Registration Statement on Form S-1 (File. No. 333-140714) relating to our initial public offering was declared effective by the SEC. The closing was held October 31, 2007.

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

We held an Annual Meeting of our Stockholders on June 5, 2008, at which the following occurred:

ELECTION OF CLASS I DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Robert R. Tufts, John O’Reilly and Anthony Dailley as Class I directors to serve for a three-year term. The votes on the matters were as follows:

NOMINEE	FOR	WITHHELD
Robert R. Tufts	13,817,034	63,938
John O’Reilly	13,845,979	34,993
Anthony Dailley	13,835,929	45,043

APPROVAL OF AMENDMENT TO THE 2007 OMNIBUS INCENTIVE PLAN: The stockholders approved an amendment to the 2007 Omnibus Incentive Plan which will automatically increase the number of shares of common stock authorized for issuance under the plan every year, beginning January 2009, in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of our common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by our board of directors. The vote on the matter was as follows:

FOR	9,463,607
AGAINST	2,399,275
ABSTAIN	175,764
NON VOTES	1,842,326

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

10.1	2007 Omnibus Incentive Plan, as amended and restated	Filed herewith

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: August 14, 2008	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

10.1	2007 Omnibus Incentive Plan, as amended and restated	Filed herewith

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith