Form 10-Q
period 2008-09-30
NovaBay Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1389545

10-Q NOVABAY PHARMACEUTICALS, INC. 10-Q 3RD QUARTER

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of October 31, 2008, 21,468,574 shares of the registrant’s common stock, $0.01 par value, were outstanding.

NOVABAY PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, Aganocide®, AgaDerm™, AgaNase™ and NeutroPhase™ are our trademarks. All other trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1.                      Financial Statements

NOVABAY PHARMACEUTICALS, INC
(formerly NovaCal Pharmaceuticals Inc. )
(a developmental stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,739	$10,941
Short-term investments	3,463	11,412
Prepaid expenses and other current assets	773	419
Total current assets	15,975	22,772
Property and equipment, net	1,449	1,150
TOTAL ASSETS	$17,424	$23,922

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$457	$142
Accrued liabilities	1,350	1,141
Capital lease obligation	40	37
Equipment loan	357	219
Deferred revenue	3,468	3,039
Total current liabilities	5,672	4,578
Capital lease obligation - non-current	18	49
Equipment loan - non-current	565	497
Deferred revenue - non-current	2,539	4,478
Total liabilities	8,794	9,602

Stockholders' Equity:

Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at September 30, 2008 and December 31, 2007, respectively, 21,457 and 21,269 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	214	212

Additional paid-in capital	33,437	32,585
Accumulated other comprehensive income (loss)	31	(3)
Accumulated deficit during development stage	(25,052)	(18,474)
Total stockholders' equity	8,630	14,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,424	$23,922

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC
(formerly NovaCal Pharmaceuticals Inc. )
(a developmental stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to September 30,
	2008	2007	2008	2007	2008
REVENUE
License and collaboration revenue	$1,592	$1,444	$4,526	$4,392	$11,972
Total revenue	1,592	1,444	4,526	4,392	11,972

EXPENSES
Operating Expenses:
Research and development	1,443	2,051	6,263	5,580	21,675
General and administrative	1,715	1,021	5,173	3,125	16,501
Total operating expenses	3,158	3,072	11,436	8,705	38,176

Other income, net	77	72	334	307	1,166
Net loss before income taxes	(1,489)	(1,556)	(6,576)	(4,006)	(25,038)
Provision for income taxes	-	-	(2)	-	(14)
Net loss	$(1,489)	$(1,556)	$(6,578)	$(4,006)	$(25,052)

Net loss per share:
Basic and diluted	$(0.07)	$(0.24)	$(0.31)	$(0.62)
Shares used in per share calculations:
Basic and diluted	21,443	6,564	21,313	6,494
The accompanying notes are an integral part of these consolidated financial statements

NOVABAY PHARMACEUTICALS, INC.
(formerly NovaCal Pharmaceuticals, Inc.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(6,578)	$4,006)	$(25,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	128	622
Accretion of discount on short-term investments	(40)	(81)	(318)
Net realized (gain) loss on sales of short-term investments	(4)	(88)	28
Loss on disposal of property and equipment	-	-	121
Stock-based compensation expense for options issued to employees and directors	667	287	1,408
Compensation expense for warrants issued for services	44	-	44
Stock-based compensation expense for options and stock issued to non-employees	(9)	130	354
Taxes paid by LLC			1
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	(354)	(138)	(768)
Increase in accounts payable and accrued liabilities	524	992	1,832
(Increase) decrease in deferred revenue	(1,510)	(839)	6,007
Net cash provided by (used in) operating activities	(7,038)	(3,615)	(15,721)

Cash flows from investing activities:
Purchases of property and equipment	(521)	(371)	(2,071)
Proceeds from disposal of property and equipment	-	1	44
Purchases of short-term investments	(32,103)	(30,028)	(94,550)
Proceeds from maturities and sales of short-term investments	40,129	30,200	91,405
Cash acquired in purchase of LLC	-	-	516
Net cash provided by (used in) investing activities	7,505	(198)	(4,656)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	-	-	11,160
Proceeds from common stock issuances	-	-	17
Proceeds from exercise of options and warrants	153	99	1,761
Initial public offering costs	-	(926)	17,077
Proceeds from stock subscription receivable	-	-	873
Proceeds from issuance of notes	-	-	405
Principal payments on capital lease	(28)	(22)	(99)
Proceeds from borrowings under equipment loan	422	494	1,216
Principal payments on equipment loan	(216)	(46)	(294)
Tax benefit from stock plans	-	-	-
Net cash provided by (used in) financing activities	331	(401)	32,116

Net increase (decrease) in cash and cash equivalents	798	(4,214)	11,739
Cash and cash equivalents, beginning of period	10,941	4,903	-
Cash and cash equivalents, end of period	$11,739	$689	$11,739

The accompanying notes are an integral part of these consolidated financial statements

NOVABAY PHARMACEUTICALS, INC.

(formerly NovaCal Pharmaceuticals, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on developing innovative non-antibiotic, antimicrobial product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and nine months ended September 30, 2008 and 2007 and the cumulative period from July 1, 2002 to September 30, 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations and cash flows. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the expected results for the year ended December 31, 2008. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.

Intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2008 we had not commenced our planned principal operations.

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

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of September 30, 2008, our cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized/Realized Gains	Gross Unrealized/ Realized Losses	Market Value
Corporate bonds	$390	$-	$(1)	$389
U.S. Agencies	-	-	-	-
Municipal Bonds	-	-	-	-
Certificates of Deposit	-	-	-	-
Other Fixed Income	3,070	4	-	3,074
	$3,460	$4	$(1)	$3,463

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized/ Realized Gains	Gross Unrealized/Realized Losses	Market Value
Corporate bonds	$5,362	$-	$(4)	$5,358
U.S. Agencies	5,553	1	-	5,554
Municipal Bonds	500	-	-	500
Certificates of Deposit	-	-	-	-
Other Fixed Income	-	-	-	-
	$11,415	$1	$(4)	$11,412

Contractual maturities of short-term investments as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$2,985	$2,988
Due after 10 years	475	475
Total	$3,460	$3,463

	December 31, 2007
	Amortized	Market
(in thousands)	Cost	Value
Due in one year or less	$9,915	$9,912
Due after 10 years	1,500	1,500
Total	$11,415	$11,412

We did not recognize any realized gains or losses for the year ended December 31, 2007. For the three and nine months ended September 30, 2008, we had $4,000 of net realized gain. For the cumulative period from July 1, 2002 (date of development stage inception) to September 30, 2008, we recognized a net realized loss of $28,000.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Office and laboratory equipment	$1,646	$1,243
Furniture and fixtures	113	96
Software	106	72
Leasehold improvement	140	73
Total property and equipment, at cost	2,005	1,484
Less: accumulated depreciation	(556)	(334)
Total property and equipment, net	$1,449	$1,150

Depreciation expense was $183,000 for the year ended December 31, 2007, $222,400 for the nine months ended September 30, 2008, and $622,400 for the cumulative period from July 1, 2002 (date of development stage inception) to
September 30, 2008.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Research and development	$187	$178
Employee payroll and benefits	730	688
Professional fees	274	197
Other	159	78
Total accrued liabilities	$1,350	$1,141

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, we commenced a lease for a portion of our laboratory equipment. This arrangement is being accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Office and laboratory equipment	$229	$166
Less: accumulated depreciation	(39)	(25)
Capital lease assets, net	$190	$141

 Future minimum lease payments under capital leases were as follows at September 30, 2008:

(in thousands)	Lease Commitment
Year ending December 31,
2008	$11
2009	45
2010	7
Total minimum lease payments	63
Less: amount representing interest	(5)
Present value of minimum lease payments	$58

NOTE 7. EQUIPMENT LOAN

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of this loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Current borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement.

As of September 30, 2008, we had an outstanding equipment loan balance of $921,863 carrying a weighted-average interest rate of 10.94%. At September 30, 2008, there was $216,000 available for borrowing under this equipment loan facility.

Future minimum loan payments under equipment loans were as follows at September 30, 2008:

(in thousands)	Loan Commitment
Year ending December 31:
2008	$110
2009	440
2010	396
2011	109
Total minimum loan payments	$1,055
Less: amount representing interest	(133)
Present value of minimum loan payments	$922

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under operating leases which expire at various dates through 2015.  The lease was amended as of August 13, 2008. The changes in the amendment are reflected in the minimum lease schedule.

Rent expense was $158,000 and $516,000 for the three and nine months ended September 30, 2008. Rent expense was $130,000 and $393,000 for the three and nine months ended September 30, 2007 and $1,837,000 for the cumulative period from July 1, 2002 (date of development stage inception) to September 30, 2008.

The future minimum lease payments under non-cancellable operating leases for the next five years were as follows as of September 30, 2008:
(in thousands)	Lease Commitment
Year ending December 31:
2008	$216
2009	860
2010	894
2011	929
2012	966
2013	1,005
Total lease commitment	$4,870

Legal Matters

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business.

There are no matters at September 30, 2008 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, we issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, we issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, we issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, we issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of our IPO in October 2007. In connection with the IPO, we amended our articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of September 30, 2008, there were no shares of preferred stock outstanding.

Common Stock

Under our amended articles of incorporation, we are authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2008. In August 2007, we filed an amendment to our articles of incorporation to effect a 1-for-2 reverse stock split of our common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split. In October 2007, we completed an initial public offering of our common stock in which we sold and issued 5,000,000 shares of our common stock at a price to the public of $4.00 per share. We raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

Stock Warrants

    Warrants to acquire shares of common stock were issued in connection with the sales of the Series A and Series B Convertible Preferred Stock and certain convertible notes. Additionally, in October 2007, warrants were issued to the underwriters in connection with the IPO. The significant terms of the Series A, Series B, Note, and Underwriter warrants were as follows:
·         <?xml:namespace prefix = ns1 ns = "http://www.rrd.com/pageprorwp" />Series A Warrants—The warrants issued with the sale of Series A Preferred Stock were issued on the basis of 0.20 of a warrant for every share of Series A Preferred Stock purchased. The exercise price of these warrants was $1.20 per share. We extended a limited-time offer to holders of the warrants to exercise them at a price of $0.80 per share. The warrants expired on July 1, 2005, except for warrants issued in connection with later purchases of the Series A Preferred Stock for which the expiration date was extended to July 1, 2006. <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

·         Series B Warrants—The warrants issued with the sale of Series B Preferred Stock were issued on the basis of 0.175 of a warrant for every share of Series B Preferred Stock purchased. The exercise price of these warrants was $0.80 per share. The warrants expired on June 30, 2006.

·         Note Warrants—Warrants were granted in connection with promissory notes issued to certain of our shareholders in 2002 and 2003. The warrants issued to these shareholders had an exercise price of $1.20 per share. The warrants expired on June 30, 2006.

·         Underwriter Warrants—In connection with the IPO, we issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable on or after October 31, 2008 and expire on October 31, 2010. The warrants were valued at approximately $524,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 50.0%, (2) a risk-free interest rate of 3.94% and (3) a contractual life of 3 years. We accounted for the fair value of the Underwriter Warrants as an expense of the IPO resulting in a charge to stockholders’ equity.

·         Advisory Services Warrants - In April 2008, we issued a two year warrant and a four year warrant to purchase an aggregate of 300,000 of common stock to PM Holdings Ltd. as part of our consideration for the revision of the agreement dated February 13, 2007 with PM Holdings.  Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 of common stocks at an exercise price of $4.00 per share.

  At September 30, 2008, there were outstanding warrants to purchase 650,000 shares of common stock at a weighted-average exercise price of $4.00 per share. None of the warrants were exercisable at September 30, 2008.

NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, we had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, we adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. As of September 30, 2008, there were 538,131 shares available for future grants under the 2007 Plan.

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

Stock Options Summary

The following table summarizes information about our stock options outstanding at September 30, 2008 and activity during the period then ended.

(in thousands, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,896	$1.57
Options granted	877	$2.41
Options exercised	(122)	$1.18
Options forfeited/cancelled	(149)	$2.90
Outstanding at September 30, 2008	3,502	$1.74	7.3	1,631

Vested and expected to vest at September 30, 2008	3,315	$1.68	7.2	1,626

Vested at September 30, 2008	1,943	$0.98	5.6	1,591

Exercisable at September 30, 2008	2,368	$1.29	6.2	1,631

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as quoted on the American Stock Exchange as of September 30, 2008. The aggregate intrinsic value of stock option awards exercised was $25,000 for the three months and $103,000 for the nine months ended September 30, 2008, as determined at the date of option exercise. We received cash payments for the exercise of stock options in the amount of $11,000 during the three months and $150,000 during the nine months ended September 30, 2008.

The options outstanding and vested by exercise price at September 30, 2008 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Vested	Weighted Average Exercise Price
$0.20	544	$0.20	3.4	544	$0.20
$0.30	318	$0.30	5.3	318	$0.30
$0.56	191	$0.56	5.7	184	$0.56
$0.94 - $1.20	278	$1.15	5.9	215	$1.14
$1.70 - $1.95	1,189	$1.82	8.7	535	$1.70
$2.00 - $2.90	243	$2.22	8.6	83	$2.21
$3.56 - $4.00	739	$3.71	9.2	64	$4.00
	3,502	$1.74	7.3	1,943	$0.98

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Nine Months Ended
	September 30
Assumption	2008	2007
Expected price volatility	70%	72%
Expected term (in years)	6.1	6
Risk-free interest rate	3.1%	4.8%
Dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$1.57	$0.77

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

Under SFAS No. 123R, forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the three and nine months ended September 30, 2008, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the three months ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $179,000 and $67,000, respectively, for option awards to employees and directors. For the nine months ended September 30, 2008 and 2007, we recognized $667,000 and $287,000, respectively. As of September 30, 2008, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $2.2 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 3.14 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, we adopted a new Director Compensation Plan to compensate our non-employee directors for their services. Under the terms of the Director Compensation Plan, each non-employee director is entitled to a combination of cash and unrestricted common stock for each board and committee meeting attended, up to specified annual maximums. In accordance with these provisions, we issued an aggregate of 45,946 shares of common stock to our non-employee directors during the nine months ended September 30, 2008. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $21,598 and $114,885, respectively, for common stock awards to directors during the three and nine months ended September 30, 2008.

Stock-Based Awards to Non-Employees

During the three and nine months ended September 30, 2008, we granted options to purchase an aggregate of 16,000 shares of common stock to non-employees in exchange for advisory and consulting services. During the nine months ended September 30, 2007, we granted an aggregate of 51,208 options to purchase common stock to non-employees. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2008	2007
Expected price volatility	70%	72%
Expected term (in years)	6.1	5.3
Risk-free interest rate	3.1%	4.8%
Dividend yield	0%	0%
Weighted average fair values of option granted during the period	$1.26	$1.44

For the three months ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $3,000 and $7,000, respectively, related to non-employee option grants. For the nine months ended September 30, 2008 we reversed previously recognized expense of $11,000 due to the required revaluation of unvested non-employee grants. For the nine months ended September 30, 2007, we recognized $51,000 of expense related to non-employee grants.

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Research and development	$81	$36	$336	$126
General and administrative	98	31	331	161
Total stock-based compensation expense	$179	$67	$667	$287

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

For the three months ended September 30, 2008 and 2007, we recognized revenue of $0.6 million and $0.6 million, respectively, for amortization of the upfront technology access fee. For the three months ended September 30, 2008 and 2007 we also recognized $0.7 million and $0.7 million, respectively, for the on-going research and development activities performed. During the three months ended September 30, 2008 and 2007, we recognized $259,000 and $84,000 respectively, for materials, equipment and contract study costs which have been or will be reimbursed by Alcon. In total, we recognized revenue of $1.6 million and $1.4 million for the three months ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008 and 2007, we recognized revenue of $1.9 million and $1.9 million, respectively, for amortization of the upfront technology access fee. For the nine months ended September 30, 2008 and 2007 we also recognized $2.0 million and $2.0 million, respectively, for the on-going research and development activities performed. During the nine months ended September 30, 2008 and 2007, we also recognized $518,000 and $427,000, respectively, for materials, equipment and contract study costs which have been or will be reimbursed by Alcon. In total, we recognized revenue of $4.4 million and $4.3 million for the nine months ended September 30, 2008 and 2007.

At September 30, 2008, we had a deferred revenue balance of $5.3 million related to the Alcon agreement which was comprised of $4.8 million for the upfront technology access fee and $513,000 for other prepaid reimbursements. As of September 30, 2008, we had not earned or received any milestone or royalty payments under the Alcon agreement.

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

For the three months ended September 30, 2008 and 2007, we recognized revenue of $33,000 and $33,000 respectively, for amortization of the upfront technology access fee. For the three months ended September 30, 2008 and 2007 we recognized  $0 and $26,000 of revenue for consulting and materials costs reimbursable by KCI. In total, we recognized revenue of $33,000 and $59,000 for the three months ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008 and 2007, we recognized revenue of $100,000 and $39,000, respectively, for amortization of the upfront technology access fee. For the nine months ended September 30, 2008 and 2007 we also recognized $8,000 and $26,000, respectively, for consulting and materials cost which have been or will be reimbursed by KCI. In total, we recognized revenue of $108,000 and $65,000 for the nine months ended September 30, 2008 and 2007.

At September 30, 2008, we had a deferred revenue balance of $28,000 related to the KCI agreement which consisted of the remaining amount to be amortized for the upfront technology access fee. As of September 30, 2008, we had not earned or received any milestone or royalty payments under the KCI agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through September 30, 2008.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative  non-antibiotic, antimicrobial product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

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

We cannot control whether or when KCI will launch any products incorporating NeutroPhase, or any other products containing hypochlorous acid as the principal active ingredient, and therefore cannot predict whether or when we will receive royalties on sales of commercialized products. To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock. We have also recently begun to generate revenue under our agreements with Alcon and KCI. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of September 30, 2008, we had an accumulated deficit of $25.0 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In July 2008, we have our second issued patent in the U.S.  The patent provides coverage for a method of disinfecting open wounds and burns, promoting wound healing and providing ocular disinfection using a specific range of formulations of NVC-101.  This patent was issued on July 1, 2008 and will expire in 2024.

In July 2008, we completed a successful testing of our formulation of our lead Aganocide compound for dermatological uses,  known as AgaDerm in a challenging animal model of dermatophyte infection.  The study showedhat the AgaDerm formulation delivered an Aganocide compound effectively when applied on the surface of the skin and enhanced its penetration into hair follicles.   The infectious agent was a dermatophyte, Trichophyton mentagrophytes, a parasitic fungus that causes infections of the nails, hair and skin, including ringworm. The Aganocide compound in the AgaDerm formulation was shown to be highly effective not only on the skin surface, but also showed potent ability to kill organisms invading the hair.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

Results of Operations

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $1.6 million for the three months ended September 30, 2008 and $1.4 million for the three months ended September 30, 2007. License and collaboration revenue consisted of amounts earned under the license and collaboration agreements with Alcon and KCI for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 is being amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and KCI collaborations, we would expect revenues to increase. However, we cannot predict if and when we will receive any milestones from our collaborations.

Research and Development

Total research and development expenses decreased by $608,000, to $1.4 million for the three months ended September 30, 2008 compared with $2.0 million for the three months ended September 30, 2007. The decrease was in part due to a decrease of $913,000 in total clinical expenses largely due to the timing of pre-clinical and clinical trials. The total clinical expense includes a decrease of $223,000 in pre-clinical studies costs for nasal studies. The total clinical expense also includes a decrease of $159,000 in pre-clinical studies costs for CAUTI (Catheter Associated Urinary Tract Infection). This also includes a decrease of $335,000 for site investigator fees related to nasal research. The total clinical expenses decrease also includes an overall decrease of $176,604 for contract research organization fees.

Professional services fees related to research and development increased by $15,000 from $85,000 to $100,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Employee costs related to research and development increased by $158,000, from $890,000 to $1.0 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was due to increased headcount compared to the same period last year.

We expect that research and development expenses will continue to increase substantially for the reminder of 2008 and in future years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon. In particular, we are expecting to incur significant toxicology, clinical, chemistry and manufacturing expenses during 2008 in connection with the pre-surgical nasal preparation and catheter associated urinary tract infections programs.

General and Administrative

General and administrative expenses increased by $694,000, to $1.7 million for the three months ended September 30, 2008 compared with $1.0 million for the three months ended September 30, 2007. This increase was due in part to an increase of $31,000 in depreciation expense from $48,000 to $79,000. The increase was also in part attributable to a $52,000 increase in office and general expenses from $169,000 to $221,000. The office and general expenses increased primarily due to increased office supplies, rent, and utilities costs.

Professional services fees related to general and administrative expenses increased by $291,000, from $388,000 to $679,000. The increase in professional services fees is primarily caused by increase costs in the following areas: investor relations costs, legal fees related to intellectual property, consultant fees, patent filing fees, and accounting fees. Employee costs related to general and administrative expenses increased by $244,000, from $371,000 to $615,000. The increase was due primarily to increased headcount.

We expect that general and administrative expenses will increase during 2008 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net increased $5,000 to $77,000 for the three months ended September 30, 2008, compared with $72,000 for the three months ended September 30, 2007. This increase was primarily attributable to increased interest income.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Nine months ended September 30, 2008 Compared with the Nine months ended September 30, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $4.5 million for the nine months ended September 30, 2008 and $4.4 million for the nine months ended September 30, 2007. License and collaboration revenue consisted of amounts earned under the license and collaboration agreements with Alcon and KCI for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 is being amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and KCI collaborations, we would expect revenues to increase. However, we cannot predict if and when we will receive any milestones from our collaborations.

Research and Development

Research and development expenses increased by $683,000 to $6.3 million for the nine months ended September 30, 2008, compared with $5.6 million for the nine months ended September 30, 2007. The increase was due in part to a $455,000 increase in development expenses from $492,000 to $947,000. The increase was also in part due to a $618,000 increase in employee costs related to research and development from $2.6 million to $3.2 million. Employee costs increased due to an increase in headcount.

Professional services expenses related to research and development decreased by $9,000 to $351,000, for the nine months ended September 30, 2008, compared to $360,000 for the nine months ended September 30, 2007. The decrease was primarily attributable to an decrease in consultant expenses related to research and development.

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

General and Administrative

General and administrative expenses increased by $2.0 million, to $5.1 million for the nine months ended September 30, 2008, compared with $3.1 million for the nine months ended September 30, 2007. This increase was primarily due to a $742,000 increase in employee costs from $1.2 million to $2.0 million. Professional services costs increased by $800,000, from $1.1 million to $1.9 million. Investor relations costs increased by $147,000, from $47,000 to $194,000. Office and general expenses increased by $184,000, from $554,000 to $738,000. The bulk of the office expense increase is attributable to increased rent, because we leased additional space during the second and fourth quarters of 2007 to accommodate our increased personnel and expanded laboratory facilities. The increase was also due in part to an increase of $94,000 in depreciation expense from $128,000 to $222,000.

We expect that general and administrative expenses will increase during 2008 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure.

In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net increased by $27,000 to $334,000 for the nine months ended September 30, 2008, compared with $307,000 for the nine months ended September 30, 2007. This increase was primarily attributable to increased interest income. We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $25.0 million since inception through September 30, 2008. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $647,000 through the sale of our Series A Preferred Stock in 2002 and 2003, $3.0 million through the sale of our Series B Preferred Stock in 2003 and 2004, $5.4 million through the sale of our Series C Preferred Stock in 2004 and 2005, and $3.6 million through the sale of our Series D Preferred Stock in 2005 and 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

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

The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19 million, $12 million and $39 million, respectively. As of September 30, 2008, we have not achieved any milestone nor has any product been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

In June 2007, we entered into a license agreement with KCI. Under the terms of the agreement, we received an upfront technology access fee of $200,000 in June 2007. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. As of September 30, 2008 we had not earned or received any milestone or royalty payments under the KCI agreement. We cannot control whether or when KCI will launch any products incorporating NeutroPhase, or any other products containing hypochlorous acid as the principal active ingredient, and therefore cannot predict whether or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of September 30, 2008, we had an outstanding equipment loan balance of $921,863 carrying a weighted-average interest rate of 10.54%. The principal and interest due under the loan will be repaid in equal monthly installments through May 2011. In January 2008, we borrowed $203,000 under this equipment loan facility at an interest rate of 10.45%. As of September 30, 2008 there was $216,000 available for borrowing under this equipment loan facility.

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

Cash and Cash Equivalents

As of September 30, 2008, we had cash, cash equivalents, and short-term investments of $15.2 million compared to $6.9 million at September 30, 2007.

Cash Flows

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash used in:
Operating activities	(7,038)	(3,615)
Investing activities	7,505	(198)
Financing activities	331	(401)
Capital expenditures (included in investing activities above)	(521)	(371)

Our operating activities used cash of $7.0 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively. The use of cash in these periods principally resulted from our losses from operations and changes in our working capital accounts.

Our investing activities provided cash of $7.5 million for the nine months ended September 30, 2008. Our investing activities in the nine months ended September 30, 2008 included sales and maturities of marketable securities in our investment portfolio in the amount of $40.1 million, offset by the purchases of marketable securities in the amount of $32.1 million and purchases of property and equipment in the amount of $521,000.

Our investing activities used cash of $198,000 for the nine months ended September 30, 2007. Our investing activities in the nine months ended September 30, 2007 included sales and maturities of marketable securities in our investment portfolio in the amount of $30.2 million, offset by the purchases of marketable securities in the amount of $30.0 million and purchases of property and equipment in the amount of $371,000.

Our financing activities provided cash of $331,000 for the nine months ended September 30, 2008. Our financing activities for the nine months ended September 30, 2008 included $422,000 from borrowings under an equipment loan, offset by $216,000 in principal payments on an equipment loan and $28,000 in payments on capital leases. Our financing activities also included $153,000 in proceeds from the exercise of stock options.

Our financing activities used cash of $401,000 for the nine months ended September 30, 2007. Our financing activities for the nine months ended September 30, 2007 included $494,000 from borrowings under an equipment loan, offset by $46,000 in principal payments on an equipment loan and $22,000 in payments on capital leases. Our financing activities for the nine months ended September 30, 2007 also included $926,000 in initial public offering costs, and $99,000 in proceeds from the exercise of options or warrants.

We believe our cash balance at September 30, 2008 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

The Company, on occasion, is involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently insignificant, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC,  before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Current worldwide economic conditions may limit our access to capital, adversely affect our business and financial condition, as well as further decrease our stock price.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although the impact of the downturn on our business is uncertain at this time, downturn may adversely affect our business and operations. Like many other stocks, our stock price has been subject to fluctuations and has decreased substantially in recent months. Our stock price could further decrease due to concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn.

We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.

We expect our capital outlays and operating expenditures to substantially increase over at least the next several years as we expand our product pipeline and increase research and development efforts and clinical and regulatory activities. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of any of our Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to  partner with third parties to develop and commercialize our products.

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

We do not currently have any commitments for future external funding. Additional financing may not be available on favorable terms, or at all. Our ability to obtain additional financing may be negatively affected by the recent volatility in the financial markets and the credit crisis, as well as the general downturn in the economy and decreased consumer confidence. Even if we succeed in selling additional securities to raise funds, our existing shareholders’ ownership percentage would be diluted and new investors may demand rights, preferences or privileges senior to those of existing shareholders. If we raise additional capital through strategic alliance and licensing arrangements, we may have to trade our rights to our technology, intellectual property or products to others on terms that may not be favorable to us. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.

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

We have incurred net losses since our inception. For the years ended December 31, 2005, 2006 and 2007 we had net losses of approximately $3.5 million, $5.3 million and $5.4 million, respectively. Through September 30, 2008, we had an accumulated deficit of approximately $25 million. To date, we have been, and expect to remain for the foreseeable future, mostly in a research and development stage. Since our inception, we have not generated revenue, except for modest revenue in 2006 and 2007 relating to two research and development collaboration and license agreements. We have incurred substantial research and development expenses, which were approximately $2.0 million, $4.1 million and $7.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all, except as may be commercialized under our agreement with KCI, pursuant to which we granted them the exclusive rights to develop, manufacture and commercialize NVC-101, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will continue to  increase substantially in the foreseeable future as we:

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

Most of the data that we have on our products is from in-vitro (laboratory) studies or in-vivo animal studies. We have conducted limited human studies and will need to conduct Phase I, II and III human clinical trials to confirm the in-vitro and in-vivo results in order to obtain approval from the FDA of our compounds. Often, positive in-vitro or in-vivo animal studies are not followed by positive results in human clinical trials, and we may not be able to demonstrate that our products are safe and effective for indicated uses in humans. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials and will cost between $15 million and $30 million.

 We currently do not have any marketable products, and if we are unable to develop and obtain regulatory approval for products that we develop, we may never generate product revenues.

To date, our revenues have been derived solely from two research and development collaboration and license agreements. We have never generated revenues from sales of products and we cannot guarantee that we will ever have marketable drugs or other products. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. Before proceeding with clinical trials, we will conduct pre-clinical studies, which may, or may not be, valid predictors of potential outcomes in humans. If pre-clinical studies are favorable, we will then begin clinical trials. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and other regulatory authorities in the United States and in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. Our commercial revenues from sales of products will be derived from sales of products that we may not be commercially available for at least the next several years, if at all.

We have limited experience in developing drugs and medical devices, and we may be unable to commercialize any of the products we develop.

Development and commercialization of drugs and medical devices involves a lengthy and complex process. We have limited experience in developing products and have never commercialized, any of our product candidates. In addition, no one has ever developed or commercialized a product based on our Aganocide compounds, and we cannot assure you that it is possible to develop, obtain regulatory approval for or commercialize any products based on these compounds or that we will be successful in doing so.

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

•
General, economic and market conditions, including the recent volatility in the financial markets and decrease in consumer confidence  and other factors unrelated to our operating performance or the operating performance of our competitors.

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

As of the closing of our initial public offering, we had 21,254,474 shares of common stock outstanding, of which the 5,000,000 shares we sold in the offering may be resold in the public market immediately. Of the remaining shares, 13,282,199 shares became available for sale in the public market in April 2008, subject in some cases to compliance with the volume and other limitations of Rule 144 and in other cases subject to compliance with applicable Canadian requirements. Thereafter, 2,972,275 additional shares held by certain of our officers and directors will become eligible for sale in the public market over the nine to 24 month period after the closing of the initial public offering, as the shares are released from lock-up agreements with the underwriters and applicable Canadian escrow requirements.

In addition, at any time and without public notice, the underwriters may release, at their discretion, all or some of the securities subject to lock-up agreements with them, subject to applicable regulatory requirements. As restrictions on resale end, the market price of our stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them. These declines in our stock price could occur even if our business is otherwise doing well.

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

As of September 30, 2008, our officers and directors collectively controlled approximately 18.1% of our outstanding common stock (and approximately 23.3% of our common stock when including options held by them which were exercisable as of or within 60 days of September 30, 2008). Furthermore, as of September 30, 2008, our largest shareholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 14.5% of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

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

Our success, competitive position and potential future revenues will depend in significant part on our ability to protect our intellectual property. We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as confidentiality and nondisclosure agreements, to protect our intellectual property rights. We apply for patents covering our technologies as we deem appropriate. We have registered the NovaBay trademark and design in the United States, and the Aganocide trademark in the United States, the European Community and Japan. We have allowed trademark applications in the United States for AgaNase, NeutroPhase, and NovaBay. We have registered the NovaBay trademark in Australia, the AgaNase trademark in Australia, the European Community, South Korea and Japan, the NeutroPhase trademark in Australia, Ireland and the United Kingdom, and have applications for these same trademarks pending in a number of other foreign countries.

We have two issued patents, one allowed patent application and six pending applications in the United States. We also have two pending international applications filed under the Patent Cooperation Treaty, one issued patent each in China, Hong Kong, Israel, India, Mexico, and South Korea, and 46 pending foreign national applications in Europe, Argentina, Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, South Korea, Mexico, Singapore, New Zealand, Taiwan and South Africa.

The subject matter of our patents and patent applications cover three key areas: methods relating to the manufacture and use of NVC-101, composition of matter of the Aganocide compounds and their compositions, and methods of treatment utilizing the Aganocide compounds.

Our first issued patent in the U.S. provides coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of NVC-101. This patent was issued on July 30, 2002 and will expire in 2020.  The second issued patent in the U.S. provides coverage for a method of disinfecting open wounds and burns, promoting wound healing and providing ocular disinfection using a specific range of formulations of NVC-101.  This patent was issued on July 1, 2008 and will expire in 2024.

The allowed application claims the composition of matter for NVC-422 and other Aganocide compounds.  Once issued, it is expected to expire in 2026.

NovaBay aggressively protects and enforces its patent rights worldwide.  However, certain risks remain.  We cannot assure you that patents will issue from any of our applications or, for those patents that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. In addition, we cannot assure you that any patents issued to us or licensed or assigned to us by third parties will not be challenged, invalidated, found unenforceable or circumvented, or that the rights granted thereunder will provide competitive advantages to us. If we or our collaborators or licensors fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of any products we develop, and demand for our products could decline as a result. Further, although we have taken steps to protect our intellectual property and proprietary technology, we cannot assure you that third parties will not be able to design around our patents or, if they do infringe upon our technology, that we will be successful or have sufficient resources in pursuing a claim of infringement against those third parties. Any pursuit of an infringement claim by us may involve substantial expense and diversion of management attention.

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

We operate in the State of California.  The laws of the State prevent us from imposing a delay before an employee who may have access to trade secrets and proprietary know-how can commence employment with a competing company. Although we may be able to pursue legal action against competitive companies improperly using our proprietary information, we may not be aware of any use of our trade secrets and proprietary know-how until after significant damage has been done to our company.

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

We have filed patent applications with claims directed to the Aganocide compounds and claims directed to the method of using the Aganocide compounds with the United States Patent and Trademark Office, or USPTO, and related international patent applications in Argentina, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore and Taiwan. The first of these patents has issued in the U.S.  However, we cannot assure you that any additional patents will eventually be issued from the U.S. or international patent applications. Should we be unable to obtain patents with sufficiently broad scope to protect our proprietary rights, the interest of potential partners for the development and commercialization of our Aganocide products could be greatly diminished.

If no such patents are issued or if they are issued but are later found invalid or unenforceable or are not of sufficient scope, or after such patents expire in a given jurisdiction, our competitors may produce generic products and make them available at a cost that is cheaper than the price at which we, or our commercial partners, would offer to sell any Aganocide products we develop.

Also, we do not have any composition of matter patent directed to the NVC-101 composition. If a potential competitor introduces a similar method of using NVC-101 with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the NVC-101 composition, and any revenues arising from such protection would be adversely impacted.

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

The following is a summary of our recent transactions involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1) In April 2008, we issued a two year warrant and a four year warrant to purchase an aggregate of 300,000 of common stock to PM Holdings Ltd. as part of our consideration for the revision of the agreement dated February 13, 2007 with PM Holdings.  Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 of common stocks at an exercise price of $4.00 per share.

(2) In July 2008, we issued total of 15,000 shares of common stock to the principals of The Investor Relations Group as compensation for services rendered to us.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the fiscal quarter covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

10.1	Amended Lease Agreement	Filed herewith

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: November 14, 2008	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007

10.1	Amended Lease Agreement	Filed herewith

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith