Form 10-Q/A
period 2008-09-30
NovaBay Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1389545

NOVABAY PHARMACEUTICALS,  3rd QUARTER 10-Q/A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company) 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of October 31, 2008, 21,468,574 shares of the registrant’s common stock, $0.01 par value, were outstanding.

NOVABAY PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 14, 2008, and is being filed solely to amend the Table of Contents, in order to correct a typographical error.

This Amendment contains the complete text of the original report with the corrected information appearing in the Table of Contents.

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