Form 10-K
period 2008-12-31
NovaBay Pharmaceuticals, Inc.
filed 2009-03-31
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (510) 899-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYSE Amex

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the American Stock Exchange (now the NYSE Amex), was approximately $36,535,032. Excludes an aggregate of 3,938,952 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2008. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 19, 2009, there were 21,647,388 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

NOVABAY PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma ®, Aganocide®, NovaBay™ AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

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

Overview

We are a mid-stage biopharmaceutical company developing first-in-class, novel, and synthetic anti-infective product candidates to treat and prevent a wide range of infections, without developing resistance, in hospital and non-hospital environments. Many of these infections are increasingly difficult to treat because of the rapid and growing rise in drug resistance.  Our proprietary Aganocide® compounds are synthetic forms of N-chlorinated antimicrobial molecules, which are highly effective and rapidly-acting anti-infective molecules produced by white blood cells when defending the body against invading pathogens.  We have specifically designed our Aganocide class of compounds to mimic the human body’s natural defense against infection.  Importantly, this new class of highly differentiated compounds may deliver the same or better efficacy as currently used antibiotics, but without contributing to the growing, global epidemic of drug-resistant bacteria.  In preclinical testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial, viral and fungal infections.

We were incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities.

Our Target Indications and Product Candidates

We have developed a two-pronged development strategy to maximize the clinical and commercial potential of our Aganocide compounds. Our goal is to advance our product candidates to confirmatory Phase II proof of concept trials, after which we will evaluate further advancing each program on our own or entering a co-development collaboration with a proven market leader to benefit from their expertise and proven capabilities, as well as to defray costs, while retaining participation in long-term commercial economics.  We believe that this strategy is appropriate because of the significant breadth of product opportunities that can be developed from our technology base.  In many instances, we believe we can build upon the safety data generated in one indication to accelerate early development of other indications. We are also learning from our own and our partners’ experience in developing appropriate dosing and usage of our compounds.  The more development programs that are undertaken by our partners and by ourselves, the greater the synergy in our activities.

Eye, Ear, Sinus and Contact Lens Solution

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”), an affiliate of Alcon, Inc., that provides Alcon with the exclusive rights to develop, manufacture and commercialize products incorporating our Aganocide compounds for the treatment of eye, ear and sinus infections as well as for use in contact lens solutions. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds.   From the inception of the agreement to December 31, 2008, we have received $17.9 million from Alcon including the technology access fee, the payments for personnel engaged in collaboration activities, the reimbursement for shared costs and contributions towards the purchase of capital equipment.

We recently announced that Alcon has entered a human clinical trial for the treatment of viral conjunctivitis, a very common and highly contagious condition for which we believe there are currently no approved treatment options.

Dermatology

We are focused on developing products that will potentially eliminate the need to use antibiotic-based products in the dermatology market. In laboratory testing, we have shown that our lead Aganocide compound NVC-422 kills P. acne, the bacterium responsible for the infection in inflamed acne breakouts, and other dermal bacteria. We have been in advanced preclinical development of a variety of formulations for use in the treatment of skin infections. These studies have confirmed the ability to deliver NVC-422 in therapeutic formulations, suitable for use in skin conditions.  We are currently in advanced planning stages to bring these formulations into proof of concept clinical development for the treatment of impetigo in order to enhance their value as we explore partnering opportunities.  Impetigo is a highly contagious bacterial skin infection and one of the most common skin diseases among children.  It is becoming more serious because it is increasingly being caused by MRSA (methacillin resistant Staph. aureus).  Even recently approved drugs like GSK’s Altabax® have not been shown to be clinically efficacious against MRSA.

On March 25, 2009, we announced that we entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets. Galderma will be responsible for the development costs of the acne and other indications, except in Japan, where they will be shared, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has exclusive rights to promote the products developed under the agreement in the hospital and other healthcare institutions in North America.

Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds.

Pre-Surgical Nasal Preparation

Staphylococcus aureus is a major cause of surgical site infections (“SSI”). SSIs are a significant concern because of the risk to the patient and because of the resulting increase in the cost of post-surgical treatment. It has been shown that surgical patients who carry S. aureus in their nasal passages are at a significantly higher risk of developing SSIs. Conventional body washing with an antiseptic preparation does not deal with nasal passages, which are a major area of S. aureus colonization in the body.  If the strain of S. aureus that causes the SSI is an antibiotic-resistant variant known as methicillin-resistant S. aureus  (“MRSA”), the treatment options become extremely limited and increasingly problematic. We have formulated NVC-422 as a nasal spray and are developing it for the decolonization of S. aureus (including MRSA) from the nasal passages. Studies show that when combined with an antiseptic body wash, nasal decolonization leads to a significant reduction in SSIs. Our formulation of NVC-422 for nasal applications is trademarked as AgaNase® and is currently in Phase II clinical trials.

Common Cold

Acute viral nasopharyngitis, or acute coryza, usually known as the common cold, is a highly contagious, viral infectious disease of the upper respiratory system, primarily caused by picornaviruses (including rhinoviruses) or coronaviruses. Common symptoms are sore throat, runny nose, nasal congestion, sneezing and cough; sometimes accompanied by 'pink eye', muscle aches, fatigue, malaise, headaches, muscle weakness, and/or loss of appetite.

Catheter Associated Urinary Tract Infections

Urinary tract catheters have become a routine part of the management of patients in intensive care and long-term care settings with an estimated five million patients undergoing catheterization each year. Catheter associated urinary tract infections (“CAUTI”) are the major source of hospital-acquired infections, accounting for more than 40% of all hospital infections, or 800,000 infections per year. These infections generally prolong hospitalization, require intensive antibiotic therapy and greatly increase the cost of treatment. A contributing factor in CAUTIs is the formation of bacterial biofilm within the catheter. This biofilm provides an on-going reservoir of bacteria that can cause infection. We are developing a formulation of NVC-422 that may destroy bacteria in the bladder as well as controlling bacteria that have formed biofilm within the catheter. We successfully completed Phase I clinical trials that established the safe and well-tolerated nature of our CAUTI formulation.  We are currently in Phase II clinical trials to explore the therapeutic potential of NVC-422 for the treatment of bacteruria in the bladder under different dosing regimens.

Wound Care

Wound infections prevent wounds from healing and can cause serious bloodstream infections. We have developed NVC-101, a proprietary solution of hypochlorous acid that we have trademarked as NeutroPhase, to address this major problem. We have received clearance from the FDA for the marketing of this product as a wound cleanser and debriding agent.  We continue to explore the potential for NVC-101 and the Aganocide compounds in woundcare.

Our Technology and Research

We have developed our lead compounds by understanding the nature of the antimicrobial molecules that are produced by the human body’s white blood cells to kill pathogens such as bacteria, viruses and fungi.  Once the body’s defense system detects these pathogens, white blood cells produce small, highly active molecules that kill the pathogens in an extremely efficient manner. These molecules are not readily usable as pharmaceutical products because our body produces them “on demand” and the molecules are not naturally stable. We have discovered ways to stabilize one of these naturally occurring molecules, which we call NVC-101 or NeutroPhase. Through the modification of another of these natural molecules, we have created NVC-422, which is our lead Aganocide compound. NVC-422 is a stable analog of naturally occurring N-chlorotaurine (“NCT”). We believe NVC-422 is safer and more potent than the naturally occurring NCT molecule. We have made significant discoveries over the past year that have enhanced our understanding of why the naturally generated molecules cannot be kept stable and used as drugs. We have also been exploring different Aganocide compounds that have been invented by NovaBay’s scientists with the aim of creating molecules that can penetrate different tissues more effectively, or that can enhance the duration of antimicrobial activity.  We have also made great progress in developing different formulations that can enhance the penetration of the Aganocide molecules.

In 2002, the World Health Organization predicted that within ten years we will enter a “post-antibiotic” era, where there will be infections for which there will be no effective antibiotic treatments. It is beginning to look as if that prediction may have been overoptimistic as there are more multidrug resistant bacteria appearing, and even a few pan-resistant species.  By using nature’s blueprint for the development of new anti-infective products, we start with the intent that the natural molecules do not allow pathogens to develop resistance. Extensive laboratory studies appear to confirm that the Aganocide compounds should exhibit this characteristic. The intended ability of our Aganocide compounds to be effective without developing resistance would be critical in a situation where bacteria are continuing to develop ever more sophisticated mechanisms for protecting themselves from antibiotics.

Additionally, we continue to expand our understanding of the activity of the Aganocide compounds against bacteria in biofilm. Just as bacteria are found everywhere, we now understand that biofilm is a natural, ever present defense mechanism of bacteria. Biofilm is a cocoon-like shield that forms around a colony of bacteria. Once the biofilm is formed, bacteria go into dormancy. Dormant bacteria reproduce once every few days, while an active bacteria reproduces every 30 to 60 minutes. Antibiotics are generally only effective against fast reproducing bacteria. In controlled laboratory studies, our Aganocide compounds were found to be highly effective at killing bacteria in biofilm. We believe their activity in biofilm is a critical element of their success, particularly in the prevention of catheter associated urinary tract infections.

Research and Development

As of December 31, 2008, we had 22 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and contract research services provided to our research, development and clinical groups. We expense our research and development costs as they are incurred. Research and development expenses for 2006, 2007, and 2008 were $4.1 million, $7.4 million, and $9.6 million, respectively. All of our research and development employees are engaged in drug research and development activities, including those related to the Alcon agreement described above. We expect to incur significant research and development expenses for the foreseeable future.

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

We have registered the NovaBay Pharma trademark and design in the United States, and the Aganocide trademark in the United States, the European Community and Japan. We have allowed trademark applications in the United States for AgaNase, NeutroPhase, and NovaBay. We have registered the NovaBay trademark in Australia, the AgaNase trademark in Australia, the European Community and Japan, the NeutroPhase trademark in Australia, Ireland and the United Kingdom, and applications for these same trademarks pending in a number of other foreign countries.  We recently applied for the AgaDerm trademark in the United States.

We have three issued patents, six pending utility applications, and have filed three provisional applications in the United States. We also have two pending international applications filed under the Patent Cooperation Treaty, one issued patent each in China, Hong Kong, Israel, India, Mexico, and South Korea, and 46 pending foreign national applications in Europe, Argentina, Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, South Korea, Mexico, Singapore, New Zealand, Taiwan and South Africa.

The subject matter of our patents and patent applications cover four key areas: methods relating to the manufacture and use of NVC-101, compositions of matter of the Aganocide compounds, methods of treatment utilizing the Aganocide compounds, and formulations.

Our first issued patent in the U.S. provides coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of NVC-101. This patent was issued on July 30, 2002 and will expire in 2020.  Our second issued patent in the U.S. provides coverage for a method of disinfecting open wounds and burns, promoting wound healing and providing ocular disinfection using a specific range of formulations of NVC-101.  This patent was issued on July 1, 2008 and will expire in 2024.  Our third issued patent in the U.S. provides composition-of-matter coverage of our lead development candidate, NVC-422, and other Aganocide compounds.  This patent was issued on December 9, 2008 and will expire in 2026.

Competition

The market for drugs and medical devices designed to treat or prevent bacterial infections is highly competitive. If developed, and commercialized, our products would compete against a wide variety of existing products, products and technologies that are currently in development, and products and technologies that could be developed and reach the market before or after any products that we develop may be introduced. In particular, we would be competing against existing antibiotics that are sold by many major pharmaceutical companies, or generic equivalents that are being distributed, typically at low prices. NeutroPhase, if launched for use in wound management, will be competing against multiple products with similar indications for use. However, we believe there is currently no dominant product in this indication.

Our potential competitors include large and small pharmaceutical and medical device companies, such as Pfizer, Inc., Johnson & Johnson, Abbot Grp. Plc., GlaxoSmithKline Plc, Sanofi-Aventis SA, Smith & Nephew Plc, and Novartis AG. Some of these competitors may have far greater resources and experience in the area than we do and may develop and patent processes or products earlier than we are able to, develop and commercialize products that are less expensive or more efficient than any products that we may develop, obtain regulatory approvals for competing products more rapidly than we are able to, and improve upon existing technological approaches or develop new or different approaches that render any technology or products we develop obsolete or uncompetitive.

We believe the principal competitive factors for products in our target markets include their effectiveness in killing bacteria, including bacteria in biofilm, very low potential for the development of resistance, time to kill bacteria, safety, side effects and cost effectiveness. We believe that our compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide and NVC-101 compounds could be used to prevent infections or to treat infections where speed of action, action against bacteria in biofilm, action in topical indications or action against multi-drug resistant bacteria is important.

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

The Alcon and Galderma agreements provide for the manufacture by Alcon and Galderma of finished dosage forms of products incorporating Aganocide compounds for sale under our label in those markets where we have retained marketing rights.

Sales and Marketing

Our lead product candidate, NVC-422, as well as many of the product candidates we expect to develop in the future, are intended to address a variety of different market segments, some of which are large, primary care markets. We do not currently have, nor do we intend in the near term to create, a commercialization organization capable of marketing, selling and distributing our targeted product candidates to large, primary care markets. This applies to markets in both the United States and elsewhere. Rather, we intend to establish commercialization partnerships with pharmaceutical, biotechnology or other leading organizations with the experience and resources to bring our products to market. In some cases, we may enter into agreements with these organizations during the development stage of a product candidate to further benefit from their clinical development, regulatory, market research, pre-marketing and other expertise, as is the case with Alcon and Galderma. As appropriate, we may establish a specialty sales force with expertise in marketing and selling any future approved products to specialty physicians for specific target indications. We may also establish other complementary capabilities related to marketing and selling targeted medicines, particularly where those capabilities may not currently exist at other organizations.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, export and marketing of our product candidates are subject to extensive regulation by the FDA, state agencies and comparable regulatory authorities in other countries. Because our programs involve product candidates that are considered as drugs and others that are medical devices, we intend to submit applications to regulatory agencies for approval or clearance of both drug and medical device product candidates.

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

Our products may be classified by the FDA as a drug or a medical device depending upon the mechanism of action and indications for use or claims. The use of NVC-101 as a solution for cleansing and debriding wounds is considered a medical device. Similarly, NVC-422 may be classified as a medical device depending on the indication for use. For example, we believe if the indication is for bladder lavage, it would be classified as a medical device, whereas we believe it would be considered a drug when it is indicated for the prevention of urinary tract infection. The determination as to whether a particular product and indication is considered a drug or a device is based in part upon prior precedent.

Drug Approval Process

The process required by the FDA before a drug may be marketed in the United States generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication; these clinical trials must be conducted in accordance with Good Clinical Practice (“GCP”) Guidelines, including Institutional Review Board oversight of the consent of subjects and registration of applicable studies with clinicaltrials.gov;

•	submission to the FDA of a New Drug Application (“NDA”) including payment of substantial UserFees;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third-parties, at which the product is produced to assess compliance with strictly enforced current GMP regulations, as well as FDA audit for GCP compliance of one or more clinical investigator sites; and

•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.

There is continuing and pervasive FDA regulation of drug product manufacturing, labeling, advertising and promotion once approved.

Medical Devices

NeutroPhase, as well as some of our product candidates, may be regulated as medical devices. Unless an exception applies, each medical device we wish to commercialize in the United States will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Any post-clearance modifications made to a 510(k) device may require the submission of a new 510(k) notification prior to commercialization.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval.

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

In addition, we are required to register our facility and list our products with the FDA, and are be subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine compliance with the QSRs and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

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

Anti-Kickback and False Claims Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. The federal Anti-Kickback Law makes it illegal for any person, including a prescription drug or medical device manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug or device, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Violations of the law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Law. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Due to the breadth of these laws, it is possible that our future sales and marketing practices or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed items or services, including drugs and medical devices, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products, will be subject to scrutiny under these laws. In addition, pharmaceutical and medical device companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of products. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in the amounts paid by the entity to the government in fines or settlement.

Employees

As of December 31, 2008, we had 31 full-time employees, including 13 with doctoral degrees. Of our full time workforce, 22 employees were engaged in research and development, and 9 in finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business

Current worldwide economic conditions may limit our access to capital, adversely affect our business and financial condition, as well as further decrease our stock price.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although the impact of the downturn on our business is uncertain at this time, downturn may adversely affect our business and operations in a number of ways, including it more difficult for us to raise capital as well as make it more difficult to enter into collaboration agreements with other parties. Like many other stocks, our stock price has been subject to fluctuations and has decreased substantially in recent months. Our stock price could further decrease due to concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn.

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

We have incurred net losses since our inception. For the years ended December 31, 2006, 2007 and 2008 we had net losses of approximately $5.3 million, $5.4 million, and $8.1 million, respectively. Through December 31, 2008, we had an accumulated deficit of approximately $26.6 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. Since our inception, we have not generated revenue, except for modest revenue in 2006, 2007, and 2008 relating to two research and development collaboration and license agreements. We have incurred substantial research and development expenses, which were approximately $4.1 million, $7.4 million, and $9.6 million for the years ended December 31, 2006, 2007, and 2008, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Most of the data that we have on our products is from in-vitro (laboratory) studies or in-vivo animal studies and our human data is from Phase I safety studies or small-scale Phase IIa exploratory- studies. We will need to conduct Phase I, II and III human clinical trials to confirm such results in order to obtain approval from the FDA of our drug product candidates. Often, positive in-vitro or in-vivo animal studies arc not followed by positive results in human clinical trials, and we may not be able to demonstrate that our products arc safe and effective for indicated uses in humans. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials.

We currently do not have any marketable products, and if we are unable to develop and obtain regulatory approval for products that we develop, we may never generate product revenues.

To date, our revenues have been derived solely from research and development collaboration and license agreements. We have never generated revenues from sales of products and we cannot guarantee that we will ever have marketable drugs or other products. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. Before proceeding with clinical trials, we will conduct pre-clinical studies, which may, or may not be, valid predictors of potential outcomes in humans. If pre-clinical studies are favorable, we will then begin clinical trials. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. Our commercial revenues from sales of products will be derived from sales of products that may not be commercially available for at least the next several years, if at all.

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

We must maintain and expand expensive finance and accounting systems, procedures and controls in order to grow our business and organization, which will increase our costs and require additional management resources.

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. We are also required to comply with marketplace rules and the heightened corporate governance standards of the NYSE Amex. Compliance with these rules has been expensive, and there are additional rules with which we have not yet needed to comply but which we will need to comply with in the future.  For example, for this Form 10-K we are not required to have our independent auditors audit our internal control over financial reporting, but next year we will be required to do so. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our Annual Report on Form 10-K for 2009, or our business grows and we are not able to comply with accelerated reporting obligations, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

If we do not maintain our current research collaborations with Alcon and Galderma, and enter into additional collaborations, a portion of our funding may decrease and inhibit our ability to develop new products.

We have entered into a collaborative arrangement with Alcon, and we rely on Alcon for joint intellectual property creation and for substantially all of our near-term revenues. Under the agreement, we licensed to Alcon the exclusive rights (except for certain retained marketing rights) to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solutions. We also recently entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.

We cannot assure you that our collaborations with Alcon or Galderma or any other collaborative arrangement will be successful, or that we will receive the full amount of research funding, milestone payments or royalties, or that any commercially valuable intellectual property will be created, from these arrangements. If Alcon or Galderma were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research contemplated by our collaboration with them could be delayed or terminated and our costs of performing studies may increase. We plan on entering into additional collaborations and licensing arrangements. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangement we currently have. If we are unable to enter into, maintain or extend successful collaborations, our business may be harmed.

Our long-term success depends upon the successful development and commercialization of other products from our research and development activities

Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities. Product development and commercialization is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk remains that unexpected concerns may arise from additional data or analysis or that obstacles may arise or issues may be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies.

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current good clinical practice requirements. We are in many cases using the services of third-party contract clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether.

If we do not successfully execute our growth initiatives through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected.

In addition to the expansion of our pipeline through spending on internal development projects, we anticipate growing through external growth opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. If we are unable to complete or manage these external growth opportunities successfully, we may not be able to grow our business in the way that we currently expect. The availability of high quality opportunities is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the recent tightening of the global credit markets.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product NeutroPhase and other product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture NeutroPhase or any of our product candidates on a clinical or commercial scale. As a result, we have partnered and expect to partner with third parties to manufacture our products or rely on contract manufacturers to supply, store and distribute product supplies for our clinical trials. Any performance failure on the part of our commercial partners or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and reducing the potential for product revenues.

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

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development, Vice President of Medical Affairs, and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

In order to obtain FDA approval for our drug product candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

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

Our product candidates may be classified as a drug or a medical device, depending on the mechanism of action, indication for use and prior precedent, and a change in the classification may have an adverse impact on our revenues or our ability to obtain necessary regulatory approvals.

Several potential indications for our product candidates may be regulated under the medical device regulations of the FDA administered by the Center for Devices and Radiological Health and the same physical product may be regulated by the FDA’s Center for Drug Evaluation and Research for another indication. Our products may be classified by the FDA as a drug or a medical device depending upon their mechanism of action, indications for use or claims. For example, for NVC-422, if the indication is for bladder lavage, we believe it would be classified as a medical device, whereas we believe it would be considered a drug when it is indicated for the prevention of urinary tract infection. Similarly, the use of NVC-101 as a solution for cleansing and debriding wounds is considered a medical device. The determination as to whether a particular indication is considered a drug or a device is based in part upon prior precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development for that indication could have a significant adverse impact due to the more rigorous approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement. In many cases, reimbursement for devices is significantly lower than for drugs and there could be a significant negative impact on our revenues.

We and our collaborators are and will be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and which may limit our ability to commercialize our medical device and drug products candidates.

Any regulatory approvals that we receive may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The FDA may require us to commit to perform lengthy Phase IV post-approval studies (as further described below), for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition. In addition, if the FDA approves any of our drug product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drugs, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drugs or the withdrawal of the drugs from the market. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing any products we may develop and our business could suffer.

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

The product candidates we are developing or attempting to develop will, in most cases, undergo extensive clinical testing and will require approval from the applicable regulatory authorities prior to sale. However, despite all reasonable efforts to ensure safety, it is possible that we or our collaborators will sell products which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

NovaBay aggressively protects and enforces its patent rights worldwide.  However, certain risks remain.  There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the NVC-101 composition. If a potential competitor introduces a similar method of using NVC-101 with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the NVC-101 composition, and any revenues arising from such protection would be adversely impacted.

In addition, there is no assurance that any patents issued to us or licensed or assigned to us by third parties will not be challenged, invalidated, found unenforceable or circumvented, or that the rights granted thereunder will provide competitive advantages to us. If we or our collaborators or licensors fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of any products we develop, and demand for our products could decline as a result. Further, although we have taken steps to protect our intellectual property and proprietary technology, third parties may be able to design around our patents or, if they do infringe upon our technology, we may not be successful or have sufficient resources in pursuing a claim of infringement against those third parties. Any pursuit of an infringement claim by us may involve substantial expense and diversion of management attention.

We also rely on trade secrets and proprietary know-how that we seek to protect by confidentiality agreements with our employees, consultants and collaborators. If these agreements are not enforceable, or are breached, we may not have adequate remedies for any breach, and our trade secrets and proprietary know-how may become known or be independently discovered by competitors.

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

Even if the FDA approves product candidates that we develop, physicians and patients may not accept and use them. Acceptance and use of our products may depend on a number of factors including:

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval and are launched they will compete with a number of existing and future drugs, devices and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products are unable to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete for market share against fully integrated pharmaceutical and medical device companies or other companies that develop products independently or collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, have substantially greater capital resources, larger research and development staffs and facilities, and greater financial resources than we do, as well as significantly greater experience in:

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

Risks Relating to Owning Our Common Stock

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

As of December 31, 2008, our officers and directors collectively controlled approximately 3,979,097 shares of our outstanding common stock (and approximately 5,183,520 shares of our common stock when including options held by them which were exercisable as of or within 60 days of December 31, 2008). Furthermore, as of December 31, 2008, our largest shareholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,126,700 shares or 14.6% of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

Future sales of shares by our shareholders could cause the market price of our common stock to drop significantly, even if our business is doing well.

Up to 2,972,275 shares held by certain of our officers and directors will become eligible for sale in the public market over the period ending October 25, 2009, as the shares are released from lock-up agreements with the underwriters in our initial public offering.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices and our research and development and administrative operations are located in Emeryville, California. In total, we lease approximately 18,100 square feet of office space in the facility pursuant to five lease agreements expiring on various dates through October 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to, nor is our property the subject matter of, any pending or, to our knowledge, contemplated material legal proceedings.  From time to time, we may become party to litigation and subject to claims arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 25, 2007, our common stock has been listed on the NYSE Amex, formerly American Stock Exchange, and the Toronto Stock Exchange (TSX) under the symbol “NBY.” Prior to such time, there was no established public trading market for our common stock.   On December 31, 2008, we notified the TSX our intent to voluntarily remove our listing of common stock from the TSX in order to consolidate trading on the NYSE Amex. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Amex:

	High	Low
2008
First Quarter	2.41	2.15
Second Quarter	2.10	2.09
Third Quarter	1.70	1.57
Fourth Quarter	1.14	1.02

On March 20, 2009, the last reported sale price of our common stock on the American Stock Exchange was $1.60.

Holders

As of March 20, 2008, there were approximately 343 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings primarily for use in the operation and expansion of our business, and therefore, do not anticipate paying any cash dividends in the near future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the Board of Directors deems relevant.

Performance Graph(1)

The following graph compares our total stockholder returns for the past 14 months to two indices: the Amex Composite Index and the RDG MicroCap Biotechnology Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.

As a member of the Amex Composite Index, we are required under applicable regulations to use this index as a comparator, and we believe the RDG MicroCap Biotechnology Index is a relevant comparator since it is composed of peer companies in lines-of-business similar to ours.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) Shows the cumulative return on $100 invested on 10/26/07 in stock or 9/30/07 in index, including reinvestment of dividends. Fiscal year ending December 31.

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

The issuance of securities in the transaction described in paragraph 1 above was effected without registration under the Securities Act in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder based on the status of such investors as accredited investors as defined under the Securities Act.  The transaction described in paragraph 1 above was also exempt from registration under the Securities Act pursuant to Rule 903 of Regulation S thereunder as an offer and sale of securities that occurred outside the United States.  The sale of securities was made in an offshore transaction, did not involve any directed selling efforts within the United States, and involved only purchasers who were outside the United States and were non-U.S. persons.

The issuance of securities in the transaction described in paragraph 2 above was effected without registration under the Securities Act in reliance on Section 4(2) thereof based on the company’s belief that such investors were accredited investors as defined under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

We did not repurchase any of our outstanding equity securities during the most recent quarter covered by this report.

Use of Proceeds from Sales of Registered Securities

On October 24, 2007, a Registration Statement on Form S-1 (File. No. 333-140714) relating to our initial public offering was declared effective by the SEC. The closing was held October 31, 2007.   The net proceeds to us from the offering were approximately $17.1 million.   From the effective date of the registration statement until December 31, 2008, we estimate we had used $6.6 million for research and development, $2.0 million for working capital and $3.1 million for other general purposes. The remaining estimated $5.4 million have been invested in various interest-bearing money market accounts and marketable securities.

The amounts reflected above included expenditures for:  the Phase I and II clinical development of NVC-422 in pre-surgical nasal preparation;  pre-clinical, Phase I and initial Phase II studies of NVC-422 in the prevention of catheter associated urinary tract infections; and pre-clinical studies to select among additional indications to be taken into development.  These expenditures did not represent a material change from the use of proceeds described in the prospectus related to the offering.

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$-	$-	$1,533	$5,913	$6,722
Operating expenses:
Research and development	1,481	1,952	4,087	7,421	9,595
General and administrative	1,345	1,617	2,972	4,368	5,636
Total operating expenses	2,826	3,569	7,059	11,789	15,231
Other income (expense), net	22	106	240	488	397
Net loss before income taxes	(2,804)	(3,463)	(5,286)	(5,388)	(8,112)
Provision for income taxes	-	-	-	(12)	(2)
Net loss	$(2,804)	$(3,463)	$(5,286)	$(5,400)	$(8,114)
Net loss per share:
Basic and diluted	$(0.64)	$(0.71)	$(0.92)	$(0.60)	$(0.38)
Shares used in per share calculations:
Basic and diluted	4,378	4,852	5,715	8,974	21,312

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,047	$3,212	$11,086	$22,353	$12,099
Working capital	3,908	2,985	7,926	18,194	8,033
Total assets	4,359	3,562	11,866	23,922	13,969
Capital lease obligation—current and non-current	20	-	-	86	49
Equipment loan—current and non-current	-	-	-	716	836
Deferred revenue—current and non-current	-	-	9,167	7,517	4,167
Convertible notes payable	-	-	-	-	-
Convertible preferred stock	164	175	192	-	-
Common stock and additional paid-in capital	9,127	10,869	14,683	32,797	33,933
Total stockholders’ equity	4,093	3,252	1,813	14,320	7,345

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8  of this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Alcon is responsible for all of the costs that it incurs in developing the products using the Aganocide compounds. We announced the clearance of an Investigational New Drug (IND) application submitted by Alcon to the FDA to permit the clinical development of Novabay’s NVC-422 for infection of the eye. The IND clearance has triggered the immediate payment of the first milestone of $1,000,000 from Alcon to Novabay. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized product.

On March 25, 2009, we announced that we entered into an agreement with Galderma S. A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets. Galderma will be responsible for the development costs of the acne and other indications, except in Japan, where they will be shared, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has exclusive rights to promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide© compounds. If products are commercialized under this agreement then NovaBay will receive royalties whose rates escalate as sales increase.

Our business model is to develop our Aganocide compounds and enter into collaboration and license agreements with other entities for different indications using our Aganocide compounds.  For example, in June 2007, we entered into a license agreement with KCI, under which KCI paid to us a non-refundable technology access fee of $200,000. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. We have not received any milestone or other payments under this agreement since the initial technology access fee.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the technology access fee from Alcon. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of December 31, 2008, we had an accumulated deficit of $26.6 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In March 2008, we amended the Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 with PM Holdings Ltd. Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminated the monthly cash payment obligation and instead provided for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 common shares at an exercise price of $4.00 per share. Under the amended agreement, no further cash or equity amounts are payable during the duration of the agreement through February 2010. We paid the upfront cash amount and issued the warrants during April 2008.

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

In May 2008, NovaBay completed its Phase IIa study of NVC-422 for nasal decolonization of Staphylococcus aureus, including MRSA (Methicillin Resistant Staphylococcus Aureus).  In this study, two concentrations of a prototype nasal spray formulation of NVC-422 was tested to decolonize the lower nasal passages and were both found to be well tolerated.  Based on a statistical analysis the higher dose treatment group provided consistent S. aureus reduction below the baseline score throughout the treatment period.

In July 2008, we received our second issued patent in the U.S.  The patent provides coverage for a method of disinfecting open wounds and burns, promoting wound healing and providing ocular disinfection using a specific range of formulations of NVC-101.  This patent was issued on July 1, 2008 and will expire in 2024

In July 2008, we completed a successful testing of our formulation of our lead Aganocide compound for dermatological uses, known as AgaDerm, in a challenging animal model of dermatophyte infection.  The study showed that the AgaDerm formulation delivered an Aganocide compound effectively when applied on the surface of the skin and enhanced its penetration into hair follicles.   The infectious agent was a dermatophyte, Trichophyton mentagrophytes, a parasitic fungus that causes infections of the nails, hair and skin, including ringworm. The Aganocide compound in the AgaDerm formulation was shown to be highly effective not only on the skin surface, but also showed potent ability to kill organisms invading the hair.

In November 2008, we commenced patient enrollment in a Phase II Exploratory Study of hospitalized patients who are catheterized and have bacteriuria. This Phase II study is to explore the feasibility of developing NVC-422 as a product candidate to treat or prevent catheter-associated urinary tract infections (CAUTI).

In December 2008, we notified the Toronto Stock Exchange (TSX) of our intent to voluntarily remove our listing of common stock from the TSX in order to consolidate trading on the NYSE Amex.

In December 2008, we received our third issued patent in the U.S. The patent provides composition-of-matter coverage of our lead development candidate, NVC-422, and other Aganocide compounds.  This patent was issued on December 9, 2008 and will expire in 2026.

On March 25, 2009, we announced that we have entered into an agreement with Galderma S.A. to develop and commercialize our novel proprietary Aganocide® compounds. The exclusive agreement is worldwide in scope, except in certain Asian markets, and covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, included in Part II, Item 8  of this report, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

Funded Research and Development—Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. The full-time equivalent amount can vary each year if the contracts allow for a percentage increase determined by relevant salary surveys, if applicable. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

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

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, or lack of availability of the item or service, and specificity required in production for certain compounds.

Patent Costs

We expense patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included as general and administrative expenses in our statements of operations. Patent costs may vary depending on the location, domestic of foreign, in which the patent is being secured.

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

The adoption of SFAS No.123R had a material effect on our financial position and results of operations. See Note 10 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Results of Operations

Comparison of Years Ended December 31, 2007 and December 31, 2008

License and Collaboration Revenue

Total license and collaboration revenue was $5.9 million for the year ended December 31, 2007, compared to $6.7 million for the year ended December 31, 2008. License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreement with Alcon for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 has been amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and Galderma collaborations, we would expect revenues to increase. We expect to receive approximately $4 million under the Galderma agreement, and received the initial portion in March 2009. However, we cannot predict if and when we will receive any milestone payments from these collaborations.

Research and Development

Total research and development expenses increased by 29% to $9.6 million for the year ended December 31, 2008 from $7.4 million for the year ended December 31, 2008. This increase was due in part to an increase in related employee costs of $0.5 million, as the average number of research and development personnel increased for most of 2008. Research expenses increased by 26% to $0.6 million, as a result of  increased contract studies in bio-sciences and discovery research, and an increase in related lab services and supplies. Development expenses increased by 92% to $1.4 million, mainly due to an increase in process development, method development, and formulation studies. In addition, $0.7 million of overhead expenses were allocated to research and development.

We expect to incur ongoing research and development expenses in 2009 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2009 in connection with the common cold, dermatology, and catheter associated urinary tract infections programs.

General and Administrative

General and administrative expenses increased by 29% to $5.6 million for the year ended December 31, 2008 from $4.4 million for the year ended December 31, 2007. This increase was due in part to an increase in employee costs of 53%, to $2.5 million. The increase in employee costs was mainly due to a 53% increase in salaries and wages to $1.4 million and related increases in other employee benefits and recruiting expenses, due primarily to increased headcount.

We expect that general and administrative expenses will increase during 2009 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a public company.

Other Income, Net

Other income, net decreased to $397,000 for the year ended December 31, 2008 from $487,000 for the year ended December 31, 2007. This decrease was primarily attributable to increased interest expense related to borrowings secured by capital equipment, due to paying interest for the full year instead of a partial year. The decrease was also attributed to increased finance and service charges related to increased borrowings on the line of credit secured by the capital equipment loan. Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. See “Note 3-Short Term Investments.”

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Comparison of Years Ended December 31, 2006 and December 31, 2007

License and Collaboration Revenue

Total license and collaboration revenue was $1.5 million for the year ended December 31, 2006, compared to $5.9 million for the year ended December 31, 2007. License and collaboration revenue consisted primarily of amounts earned under the license and collaboration agreements with Alcon for amortization of the upfront technology access fees and amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The increase in revenue during 2007 as compared to 2006 is attributable to the timing of the Alcon and KCI agreements, which were entered into in August 2006 and June 2007, respectively. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront technology access fee from KCI of $200,000 has been amortized on a straight-line basis over 18 months through December 2008.

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

Liquidity and Capital Resources

We have incurred cumulative net losses of $26.6 million since inception through December 31, 2008. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19 million, $12 million and $39 million, respectively. As of December 31, 2008, we have not achieved any milestone nor has any product been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of December 31, 2008, we had an outstanding equipment loan balance of $716,000 carrying a weighted-average interest rate of 10.57%. The principal and interest due under the loan will be repaid in equal monthly installments through April 2011. As of December 31, 2008 there was $206,000 available for borrowing under this equipment loan facility.

In March 2009, we entered into a license agreement with Galderma. Under the terms of the agreement, we have received an initial upfront payment. In addition, Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds.

Cash and Cash Equivalents

As of December 31, 2008, we had cash, cash equivalents, and short-term investments of $12.1 million compared to $22.4 million at December 31, 2007, and $11.1 million at December 31, 2006.

Cash Provided by (Used in) Operating Activities

For the years ended December 31, 2008 and 2007, cash used in operating activities of $9.9 million $6.3 million, respectively, was primarily attributable to our research and development and general administrative expenses in running our company, and lack of any meaningful cash inflow, as the revenue we recognized was primarily related to amortization of the $10.0 million upfront technology access fee received from Alcon in 2006.

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

Cash Used in Investing Activities

For the year ended December 31, 2008, cash provided by investing activities of $10.9 million was attributable to sales of short-term investments (net of purchases) of $11.5 million and purchases of property and equipment of $610,000.

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

Cash Provided by Financing Activities

Net cash provided by financing activities of $236,000 for the year ended December 31, 2008 was primarily attributable to the $422,000 increase in proceeds from borrowings under our equipment loan, net of payments on the outstanding balance.

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

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2008. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended (1)
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$1,483	$1,465	$1,444	$1,521	$1,492	$1,442	$1,592	$2,196
Operating expenses:
Research and development	1,463	2,066	2,051	1,841	2,647	2,173	1,443	2,541
General and administrative	1,035	1,069	1,021	1,243	1,684	1,773	1,715	1,255
Total operating expenses	2,498	3,135	3,072	3,084	4,331	3,946	3,158	3,796
Other income (expense), net	122	113	72	181	163	94	77	64
Net loss before income taxes	(893)	(1,557)	(1,556)	(1,382)	(2,676)	(2,410)	(1,489)	(1,536)
Provision for income taxes	-	-	-	(12)	(2)	-	-	-
Net loss	$(893)	$(1,557)	$(1,556)	$(1,394)	$(2,678)	$(2,410)	$(1,489)	$(1,536)
Net loss per share:
Basic and diluted	$(0.14)	$(0.24)	$(0.24)	$(0.09)	$(0.13)	$(0.11)	$(0.07)	$(0.07)
Shares used in per share calculations:
Basic and diluted	6,416	6,500	6,564	16,332	21,288	21,334	21,443	21,469

(1) The 2008 and 2007 amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2008 we had net operating loss carryforwards for both federal and state income tax purposes of $20 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2014 and 2028.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future. There can be no assurances, however, that our business will not be affected by inflation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our contractual cash commitments as of December 31, 2008 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 years
	(in thousands)

Operating leases	$6,594	$860	$2,787	$2,947	$-
Capital lease	52	45	7	-	-
Equipment loan	945	440	505	-	-
	$7,591	$1,344	$3,300	$2,947	$-

Our commitments under the operating leases shown above consist of payments relating to five leases for laboratory and office space in one office building in Emeryville, California. These leases expire on various dates through October 31, 2015.

Our commitment under the capital lease shown above consists of the total payments due under one lease of laboratory equipment. This amount includes $12,581 of interest payments over the remaining term of the lease.

Our commitment under the equipment loan shown above consists of the total payments due under the loan facility. This amount includes $108,690 of interest payments over the remaining term of the loan.

We believe our cash balance at December 31, 2008 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash, cash equivalents, and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because the majority of our investments are in short-term debt securities.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

The financial statements required by this Item 8 are set forth below. Our quarterly financial information is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 31, 2007 and 2008	39
Consolidated Statements of Operations for the Years Ended December 31, 2006,2007 and 2008 and for the cumulative period from July 1, 2002 ( date of development stage inception) to December 31, 2008	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006,2007 and 2008 and for the cumulative period from July 1, 2002 ( date of development stage inception) to December 31, 2008	41
Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 2006,2007 and 2008	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
NovaBay Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. (a development stage company) as at December 31, 2007 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2006, 2007 and 2008 and for the period from July 1, 2002 (date of development stage inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2006, 2007 and 2008 and for the period from July 1, 2002 (date of development stage inception) to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

/s/ Davidson & Company LLP
Chartered Accountants

Vancouver, Canada
March 24, 2009

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2007	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$10,941	$12,099
Short-term investments (Note 3)	11,412	-
Prepaid expenses and other current assets	419	414
Total current assets	22,772	12,513
Property and equipment, net (Note 4)	1,150	1,456
TOTAL ASSETS	$23,922	$13,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$142	$406
Accrued liabilities (Note 5)	1,141	1,166
Capital lease obligation (Note 6)	37	42
Equipment loan (Note 7)	219	366
Deferred revenue	3,039	2,500
Total current liabilities	4,578	4,480
Capital lease obligation - non-current (Note 6 )	49	7
Equipment loan - non-current (Note 7)	497	470
Deferred revenue - non-current	4,478	1,667
Total liabilities	9,602	6,624

Stockholders' Equity:

Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at December 31, 2007 and December 31, 2008, respectively, 21,269 and 21,471 shares issued and outstanding at December 31, 2007 and December 31, 2008, respectively.	212	215

Additional paid-in capital	32,585	33,718
Accumulated other comprehensive income (loss)	(3)	-
Accumulated deficit during development stage	(18,474)	(26,588)
Total stockholders' equity	14,320	7,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,922	$13,969

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of development stage inception) to December 31,
	2006	2007	2008	2008

REVENUE
License and collaboration revenue	$1,533	$5,913	$6,722	$14,168
Total revenue	1,533	5,913	6,722	14,168

EXPENSES
Operating Expenses:
Research and development	4,087	7,421	9,595	25,007
General and administrative	2,972	4,368	5,636	16,964
Total operating expenses	7,059	11,789	15,231	41,971

Other income, net	240	488	397	1,229

Net loss before income taxes	(5,286)	(5,388)	(8,112)	(26,574)
Provision for income taxes	-	(12)	(2)	(14)
Net loss	$(5,286)	$(5,400)	$(8,114)	$(26,588)

Net loss per share:
Basic and diluted	$(0.92)	$(0.60)	$(0.38)
Shares used in per share calculations:
Basic and diluted	5,715	8,974	21,312

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Balance at July 1, 2002	-	$-	$-	$-	$-	$-
Comprehensive loss:
Net loss	-	-	-	-	(544)	(544)
Total comprehensive loss						(544)
Issuance of Series A preferred stock and common stock for acquisition of LLC	3,902	39	462	-	-	528
Stock-based compensation expense related to non-employee stock options	-	-	15	-	-	15
Sale of stock warrants	-	-	10	-	-	10
Balance at December 31, 2002	3,902	39	487	-	(544)	9
Comprehensive loss:
Net loss	-	-	-	-	(977)	(977)
Total comprehensive loss						(977)
Issuance of Series A preferred stock	-	-	192	-	-	197
Issuance of Series B preferred stock net of issuance costs of $86	-	-	1,413	-	-	1,446
Issuance of stock	25		7	-	-	7
Issuance of stock for option exercises	40	1	7	-	-	8
Issuance of stock for warrant exercises	137	1	109	-	-	110
Stock-based compensation expense related to non-employee stock options	-	-	2	-	-	2
Balance at December 31, 2003	4,104	41	2,217	-	(1,521)	802
Comprehensive loss:
Net loss	-	-	-	-	(2,804)	(2,804)
Total comprehensive loss						(2,804)
Issuance of Series B preferred stock net of issuance costs of $127	-	-	1,112	-	-	1,139
Issuance of Series B preferred stock upon conversion of notes	-	-	420	-	-	429
Issuance of Series C preferred stock net of issuance costs of $123	-	-	5,178	-	-	4,368
Issuance of stock for option exercises	5	-	1	-	-	1
Issuance of stock for warrant exercises	31	-	37	-	-	37
Issuance of stock for Series B offering costs	368	4	106	-	-	110
Issuance of stock for services	15	-	4	-	-	4
Stock-based compensation expense related to non-employee stock options	-	-	7	-	-	7
Balance at December 31, 2004	4,523	45	9,082	-	(4,325)	4,093
Comprehensive loss:
Net loss	-	-	-	-	(3,463)	(3,463)
Change in unrealized gains (losses) on investments	-	-	-	(4)	-	(4)
Total comprehensive loss						(3,467)
Issuance of Series C preferred stock net of issuance costs of $140	-	-	158	-	-	162
Issuance of Series D preferred stock net of issuance costs of $36	-	-	1,070	-	-	1,077
Issuance of stock for option exercises	50	-	12	-	-	12
Issuance of stock for warrant exercises	292	3	324	-	-	327
Issuance of stock and options for Series C offering costs	164	2	101	-	-	103
Issuance of stock for services	20	-	17	-	-	17
Stock-based compensation expense related to non-employee stock options	-	-	55	-	-	55
Proceeds from stock subscription receivable	-	-	-	-	-	873
Balance at December 31, 2005	5,049	50	10,819	(4)	(7,788)	3,252
Comprehensive loss:
Net loss	-	-	-	-	(5,286)	(5,286)
Change in unrealized gains (losses) on investments	-	-	-	16	-	16
Total comprehensive loss						(5,270)
Issuance of Series D preferred stock net of issuance costs of $114	-	-	2,477	-	-	2,494
Issuance of stock for option exercises	80	1	22	-	-	23
Issuance of stock for warrant exercises	1,148	12	964	-	-	976
Issuance of stock and options for Series D offering costs	31	-	64	-	-	64
Issuance of stock for services	3	-	5	-	-	5
Initial public offering costs	-	-	(93)	-	-	(93)
Stock-based compensation expense related to employee and director stock options	-	-	313	-	-	313
Stock-based compensation expense related to non-employee stock options	-	-	49	-	-	49
Balance at December 31, 2006	6,311	63	14,620	12	(13,074)	1,813

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Balance at December 31, 2005	5,049	50	10,819	(4)	(7,788)	3,252
Comprehensive loss:
Net loss	-	-	-	-	(5,286)	(5,286)
Change in unrealized gains (losses) on investments	-	-	-	16	-	16
Total comprehensive loss						(5,270)
Issuance of Series D preferred stock net of issuance costs of $114	-	-	2,477	-	-	2,494
Issuance of stock for option exercises	80	1	22	-	-	23
Issuance of stock for warrant exercises	1,148	12	964	-	-	976
Issuance of stock and options for Series D offering costs	31	-	64	-	-	64
Issuance of stock for services	3	-	5	-	-	5
Initial public offering costs	-	-	(93)	-	-	(93)
Stock-based compensation expense related to employee and director stock options	-	-	313	-	-	313
Stock-based compensation expense related to non-employee stock options	-	-	49	-	-	49
Balance at December 31, 2006	6,311	63	14,620	12	(13,074)	1,813
Comprehensive loss:
Net loss	-	-	-	-	(5,400)	(5,400)
Change in unrealized gains (losses) on investments	-	-	-	(15)	-	(15)
Total comprehensive loss						(5,415)
Conversion of preferred stock to common stock in connection with IPO	9,614	96	96	-	-	-
Issuance of stock and warrants in connection with IPO, net of offering costs	5,000	50	17,120	-	-	17,170
Issuance of stock for option exercises	298	3	111	-	-	114
Issuance of stock for services	38	-	92	-	-	92
Issuance of stock for director compensation	8	-	29	-	-	29
Stock-based compensation expense related to employee and director stock options	-	-	399	-	-	399
Stock-based compensation expense related to non-employee stock options	-	-	118	-	-	118
Balance at December 31, 2007	21,269	212	32,585	(3)	(18,474)	14,320
Comprehensive loss:
Net loss	-	-	-	-	(8,114)	(8,114)
Realized gains (losses)				35		35
Change in unrealized gains (losses) on investments	-	-	-	(32)	-	(32)
Total comprehensive loss						(8,111)
Conversion of preferred stock to common stock in connection with IPO	-	-	-	-	-	-
Issuance of warrants			67			67
Issuance of stock for option exercises	123	1	148	-	-	149
Issuance of stock for services	30	1	84	-	-	85
Issuance of stock for director compensation	49	1	123	-	-	124
Stock-based compensation expense related to employee and director stock options	-	-	721	-	-	721
Stock-based compensation expense related to non-employee stock options	-	-	(11)	-	-	(11)
Tax benefit from stock plans	-	-	1	-	-	1
Balance at December 31, 2008	21,471	$215	$33,718	$-	$(26,588)	$7,345

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of development stage inception) to
	2006	2007	2008	December 31, 200

Cash flows from operating activities:
Net loss	$(5,286)	$(5,400)	$(8,114)	$(26,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	183	304	704
Accretion of discount on short-term investments	(32)	(246)	(23)	(301)
Net realized (gain) loss on sales of short-term investments	20	-	(35)	(3)
Loss on disposal of property and equipment	1	-	-	121
Stock-based compensation expense for options issued to employees and directors	313	428	721	1,462
Compensation expense for warrants & stock issued for services	-	-	100	100
Stock-based compensation expense for options and stock issued to non-employees	54	210	162	525
Taxes paid by LLC	-	-		1

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(143)	(193)	5	(409)
Increase in accounts payable and accrued liabilities	576	397	289	1,597
Increase (decrease) in deferred revenue	9,167	(1,650)	(3,351)	4,166

Net cash provided by (used in) operating activities	4,744	(6,271)	(9,942)	(18,625)

Cash flows from investing activities:
Purchases of property and equipment	(362)	(663)	(610)	(2,160)
Proceeds from disposal of property and equipment	1	1	-	44
Purchases of short-term investments	(11,293)	(49,197)	(32,097)	(94,544)
Proceeds from maturities and sales of short-term investments	6,141	44,199	43,571	94,847
Cash acquired in purchase of LLC	-	-	-	516
Net cash provided by (used in) investing activities	(5,513)	(5,660)	10,864	(1,297)

Cash flows from financing activities:
Proceeds from preferred stock issuances	2,558	-	-	11,160
Proceeds from common stock issuances	-	-	-	17
Proceeds from exercise of options and warrants	999	114	153	1,761
Proceeds from initial public offering, net of costs	(93)	17,170	-	17,077
Proceeds from stock subscription receivable	-	-	-	873
Proceeds from issuance of notes	-	-	-	405
Payments on capital lease	-	(31)	(37)	(108)
Proceeds from borrowings under equipment loan	-	794	422	1,216
Payments on equipment loan	-	(78)	(302)	(380)
Tax benefit from stock plans	-	-	-	-
Net cash provided by financing activities	3,464	17,969	236	32,021

Net increase in cash and cash equivalents	2,695	6,038	1,158	12,099
Cash and cash equivalents, beginning of period	2,208	4,903	10,941	-
Cash and cash equivalents, end of period	$4,903	$10,941	$12,099	$12,099

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of development stage inception) to December 31,
	2006	2007	2008	2008
Supplemental disclosure of cash flow information:
Interest paid	$2	$34	$102	$146
Income taxes paid	$-	$-	$-	$-

Non-cash activities:
Issuance of stock, options and warrants for stock offering costs	$64	$524	$-	$801
Property and equipment acquired under capital lease obligation	$-	$117	$62	$219

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

We were incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. We currently operate in one business segment.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2008, we had not commenced our planned principal operations.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of December 31, 2008, our cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

We classify all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of United States government, municipal and corporate debt securities. We have classified our short-term investments as available-

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for-sale. We do not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. The amortization and accretion, interest income and realized gains and losses are included in other income, net within the consolidated statements of operations. Interest income is recognized when earned.

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

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates its carrying amounts as a market rate of interest is attached to their repayment.

The Company measures the fair value of financial assets and liabilities based on the guidance of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 did not materially impact the Company’s consolidated financial position and results of operations.

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2008 there were no assets or liabilities subject to additional disclosure under Statement No. 157.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Convertible preferred stock	9,614	-	-
Stock options	2,401	2,896	3,371
Stock warrants	-	350	650

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2007, the Emerging Issues Task Force (EITF”) met and ratified EITF No.07-01, Accounting for

Collaborative Arrangements, in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of this EITF to our consolidated financial statements.

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

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2007 and 2008 consisted of the following:

 NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized/Realized Gains	Gross Unrealized/Realized Losses	Market Value
Corporate bonds	$5,362	$-	$(4)	$5,358
U.S. Agencies	5,553	1	-	5,554
Municipal Bonds	500	-	-	500
Certificates of Deposit	-	-	-	-
Other Fixed Income	-	-	-	-
	$11,415	$1	$(4)	$11,412

December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized/Realized Gains	Gross Unrealized/Realized Losses	Market Value
Corporate bonds	$-	$-	$-	$-
U.S. Agencies	-	-	-	-
Municipal Bonds	-	-	-	-
Certificates of Deposit	-	-	-	-
Other Fixed Income	-	-	-	-
	$-	$-	$-	$-

Contractual maturities of short-term investments as of December 31, 2007 and 2008 were as follows:

	December 31, 2007
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$9,915	$9,912
Due after 10 years	1,500	1,500
Total	$11,415	$11,412

December 31, 2008
(in thousands)	Amortized Cost	Market Value
Due in one year or less	$-	$-
Due after 10 years	-	-
Total	$-	$-

During the years ended December 31, 2006, 2007, and 2008 we recognized a net realized gain/ (loss) of $(20,000), $0 and $35,000 respectively. For the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2008, we recognized a net realized gain of $3,000. Short-term investments were liquidated in the fourth quarter, resulting in no amounts to report.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2007	December 31, 2008
Office and laboratory equipment	$1,243	$1,728
Furniture and fixtures	96	113
Software	72	110
Leasehold improvement	73	143
Total property and equipment, at cost	1,484	2,094
Less: accumulated depreciation	(334)	(638)
Total property and equipment, net	$1,150	$1,456

Depreciation expense was $74,000, $183,000 and $304,000 for the years ended December 31, 2006, 2007 and 2008, respectively and $704,000 for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2008.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2007	December 31, 2008
Research and development	$178	$509
Employee payroll and benefits	688	423
Professional fees	197	182
Other	78	52
Total accrued liabilities	$1,141	$1,166

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, we commenced a lease for a portion of our laboratory equipment. This arrangement is being accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

(in thousands)	December 31, 2007	December 31, 2008
Office and laboratory equipment	$166	$229
Less: accumulated depreciation	(19)	(47)
Capital lease assets, net	$147	$182

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under capital leases were as follows at December 31, 2008:

(in thousands)	Lease Commitment
Year ending December 31,
2009	$45
2010	7
2011	-
2012	-
2013	-
Total minimum lease payments	52
Less: amount representing interest	(3)
Present value of minimum lease payments	$49

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

As of December 31, 2008, we had an outstanding equipment loan balance of $836,291 carrying a weighted-average interest rate of 10.95%. At December 31, 2008, there was $216,253 available for borrowing under this equipment loan facility.

Future minimum loan payments under equipment loans were as follows at December 31, 2008:

(in thousands)	Loan Commitment
Year ending December 31:
2009	$440
2010	396
2011	109
2012	-
2013	-
Total minimum loan payments	$945
Less: amount representing interest	(109)
Present value of minimum loan payments	$836

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under operating leases which expire at various dates through 2015. Rent expense was $317,000, $526,000, and $620,532 for the years ended December 31, 2006, 2007 and 2008, respectively, and $1,941,532 for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2008.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease payments under non-cancellable operating leases were as follows as of December 31, 2008:

(in thousands)	Lease Commitment
Year ending December 31:
2009	$860
2010	893
2011	929
2012	965
2013	1,004
2014	1,044
2015	899
Total lease commitment	$6,594

Legal Matters

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2008 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, we issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, we issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, we issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, we issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of our IPO in October 2007. In connection with the IPO, we amended our articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2008, there were no shares of preferred stock outstanding.

Common Stock

Under our amended articles of incorporation, we are authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2008. In August 2007, we filed an amendment to our articles of incorporation to effect a 1-for-2 reverse stock split of our common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split. In October 2007, we completed an initial public offering of our common stock in which we sold and issued 5,000,000 shares of our common stock at a price to the public of $4.00 per share. We raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

Stock Warrants

Warrants to acquire shares of common stock were issued in connection with the sales of the Series A and Series B Convertible Preferred Stock and certain convertible notes. Additionally, in October 2007, warrants were issued to the underwriters in connection with the IPO. The significant terms of the Series A, Series B, Note, and Underwriter warrants were as follows:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advisory Services Warrants - In April 2008, we issued a two year warrant and a four year warrant to purchase an aggregate of 300,000 shares of common stock to PM Holdings Ltd. as part of our consideration for the revision of the agreement dated February 13, 2007 with PM Holdings.  Under the terms of the original agreement, we agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminates the monthly cash payment obligation and instead provides for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 shares of common stock at an exercise price of $4.00 per share.

At December 31, 2008, there were outstanding warrants to purchase 650,000 shares of common stock at a weighted-average exercise price of $4.00 per share. None of the warrants were exercisable at December 31, 2008.

NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, we had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, we adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. As of December 31, 2008, there were 741,502 shares available for future grants under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Summary

The following table summarizes information about our stock options outstanding at December 31, 2008 and activity during the year then ended:

(in thousands, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,401	$0.83
Options granted	814	$3.31
Options exercised	(298)	$0.38
Options forfeited/cancelled	(21)	$1.52
Outstanding at December 31, 2007	2,896	$1.57
Options granted	903	$2.39
Options exercised	(122)	$1.18
Options forfeited/cancelled	(306)	$2.66
Outstanding at December 31, 2008	3,371	$1.70	6.8	$767

Vested and expected to vest at December 31, 2008	3,217	$1.66	6.7	$767

Vested at December 31, 2008	2,112	$1.15	5.4	$763

Exercisable at December 31, 2008	2,470	$1.41	5.8	$767

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as quoted on the American Stock Exchange as of December 31, 2008. We received cash payments for the exercise of stock options in the amount of $23,000, $114,000 and $149,000 during the years ended December 31, 2006, 2007 and 2008, respectively. The aggregate intrinsic value of stock option awards exercised was $126,000, $571,000 and $108,000 for the years ended December 31, 2006, 2007 and 2008, respectively, as determined at the date of option exercise.

The options outstanding and vested by exercise price at December 31, 2008 were as follows (number of options in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Vested	Weighted-Average Exercise Price
$0.20	544	$0.20	3.2	544	$0.20
$0.30	318	$0.30	5.0	318	$0.30
$0.56	192	$0.56	5.4	184	$0.56
$0.94 - $1.20	253	$1.15	4.2	229	$1.14
$1.70 - $1.97	1,157	$1.82	8.4	548	$1.70
$2.00 - $2.48	217	$2.21	8.2	96	$2.21
$3.56 - $4.00	690	$3.71	8.7	193	$3.73
	3,371	$1.71	6.8	2,112	$1.15

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that we applied to value our stock-based awards.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2006	2007	2008
Expected price volatility	74.0%	68.9%	70.3%
Expected term (in years)	5.7	6	6.1
Risk-free interest rate	4.8%	4.1%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of options granted during the period	$1.06	$2.17	$1.56

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

Forfeiture Rate—Under SFAS No. 123R, forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the years ended December 31, 2006 and 2007, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants. Due to employee turnover in 2008 we applied an estimated forfeiture rate of 20% to employee grants and 0% to director grants.

For the years ended December 31, 2006, 2007 and 2008, we recognized stock-based compensation expense of $313,000 $399,000 and $721,000, respectively, for option awards to employees and directors. As of December 31, 2008, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.7 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 2.8 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, we adopted a new plan to compensate the independent members of the Board of Directors for their services. Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and unrestricted common stock for each board and committee meeting attended, up to specified annual maximums. In accordance with these provisions, we issued 50,971 shares of common stock to independent directors during the year ended December 31, 2008. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $123,735 for

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock awards to directors during the year ended December 31, 2008.

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Research and Development	227	206	412
General and Administrative	86	222	432
Total stock-based compensation expense	$313	$428	$844

Stock-Based Awards to Non-Employees

During the years ended December 31, 2006, 2007 and 2008, we granted options to purchase an aggregate of 58,000, 69,000 and 16,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2006	2007	2008
Expected price volatility	74.0%	71.0%	70.0%
Expected term (in years)	5.3	5.3	6.1
Risk-free interest rate	4.4%	4.7%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of options granted during the period	$0.78	$1.70	$1.26

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2007, we recognized stock-based compensation expense of $49,000, and $118,000, respectively, related to non-employee option grants. For the year ended December 31, 2008 we reversed previously recognized expense of $13,000 due to the required revaluation of unvested non-employee grants.

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

Revenue has been recognized as follows:

	Year Ended December 31,
	2006	2007	2008
(in thousands)
Amortization of Upfront Technology Access Fee	$800	$2,500	$2,500
On-going Research and Development	700	2,700	2,700
Materials, Equipment, and Contract Study Costs	-	700	1,500

	$1,500	$5,900	$6,700

At December 31, 2007 and 2008, we had deferred revenue balances of $7.4 million and $4.2 million, respectively, related to the Alcon agreement which was comprised of $6.7 million and $4.2 million, respectively, for the upfront technology access fee and $0.7 million and $0, respectively, for other prepaid reimbursements. As of December 31, 2008, we had not received any milestone or royalty payments under the Alcon agreement.

KCI International VOF GP

In June 2007, we entered into a license agreement with an affiliate of Kinetic Concepts, Inc. (“KCI”), under which we granted KCI the exclusive rights to develop, manufacture and commercialize NVC-101, or NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to us a non-refundable technology access fee of $200,000. The up-front technology access fee was recorded as deferred revenue and has been amortized into revenue on a straight-line basis over the 18-month performance obligation period, through December 2008. Under the agreement, we are also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. KCI has the right to terminate the agreement without penalty upon 60 days’ notice. We have the right to terminate the agreement if KCI has not commercially launched a product incorporating NVC-101, or any other product containing hypochlorous acid, within 18 months of the date of the agreement. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized as follows:

	Year Ended December 31,
	2006	2007	2008
(in thousands)
Amortization of Upfront Technology Access Fee	$-	$72	$128
On-going Research and Development	-	29	8
Materials, Equipment, and Contract Study Costs	-	-	-

	$-	$101	$136

We had deferred revenue balances of $128,000 and $0, respectively, at December 31, 2007 and 2008, related to the KCI agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee. As of December 31, 2008, we had not earned or received any milestone or royalty payments under the KCI agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2008.

NOTE 13. INCOME TAXES

Net loss before provision for income taxes consisted of the following (in thousands):

	Year Ending December 31
	2006	2007	2008
United States	$(5,126)	$(5,388)	$(8,112)
International	-	-	-
	$(5,126)	$(5,388)	$(8,112)

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ending December 31
	2006	2007	2008
Current
Federal	$-	$-	$-
State	-	12	2
Other
Total Current Tax Expense	-	12	2
Deferred
Federal	-	-	-
State	-	-	-
Other	-	-	-
Total Deferred Tax Expense	-	-	-

Total Tax Expense	$-	$12	$2

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

		Year Ending December 31
		2007	2008
Deferred Tax Assets:
	Accruals	$264	$409
	Deferred Revenue	2,655	1,660
	Net Operating Losses	4,040	7,946
	Stock Options	310	176
	Other Deferred Tax Assets	25	45

	Total Deferred Tax Assets	$7,294	$10,236

Deferred Tax Liabilities:
	Property, Plant & Equipment	(88)	(228)

	Total Deferred Tax Liabilities	(88)	(228)

Valuation Allowance		(7,206)	(10,008)
Net Deferred Taxes		$-	$-

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by the following amounts

2006	2007	2008
(In thousands)
$2,111	$1,997	$2,978

We track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to FAS 123R. Therefore, these amounts are not included in gross or net deferred tax assets.
Pursuant to FAS 123R, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable.

Net operating losses and tax credit carryforwards as of December 31, 2008 are as follows:

In thousands	Amount	Expiration Years
Net operating losses, federal	$19,972	2024 - 2028
Net operating losses, state	$19,797	2014 - 2028
Tax credits, federal	$-
Tax credits, state	$8,223	N/A

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31
	2006	2007	2008
Statutory Rate	$(1,743)	$(1,832)	$(2,758)
State Tax	(297)	(274)	(435)
ISO Related Expense for GAAP	-	81	207
Change in Valuation Allowance	2,111	1,997	2,978
Other	(71)	40	10
			-
			-
			-
Total	$-	$12	$2

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

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2008, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

NOTE 14. SUBSEQUENT EVENTS

In January 2009, the FDA approved the Investigational New Drug application (IND) submitted by Alcon to permit the clinical development of our NVC-422 for infections of the eye. The IND clearance has triggered the immediate payment of the first milestone of $1,000,000 from Alcon.

On February 2, 2009, the Company filed a registration statement on Form S-8 to register an aggregate of 858,766 additional shares of the Company’s common stock to be issued under the Company’s 2007 Omnibus Incentive Plan, as amended and restated.

In January 2009, the Company issued refresh grants of incentive stock options to its employees.

On March 25, 2009, the Company announced that it has entered into an agreement with Galderma S.A. to develop and commercialize the Company’s novel proprietary Aganocide® compounds. The exclusive agreement is worldwide in scope, except in certain Asian markets, and covers all major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting, identified by our Chief Executive Officer or our Chief Financial Officer in connection with the evaluation of the effectiveness of our disclosure controls and procedures, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Compensation and Other Information” appearing in the definitive Proxy Statement to be delivered to NovaBay’s stockholders in connection with the solicitation of proxies for NovaBay’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).  The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts and procedures for Board nominations, is incorporated herein by reference from the information under the caption, “Proposal One: Election of Directors” appearing in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Ethics and Business Conduct

The information required by this Item with respect to our code of ethics and business conduct is incorporated herein by reference from the section captioned “Proposal 1:  Election of Directors – Code of Ethics and Business Conduct” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the caption, “Executive Compensation and Other Information.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”   Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Proxy Statement under the headings “Proposal 1:  Election of Directors” and “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the heading “Fees Paid to Independent Registered Public Accounting Firm.”  Such information is incorporated herein by reference.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Davidson & Company LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Audit Committee has approved our recurring engagements of non-audit services of Moss Adams, LLP for the preparation of tax returns, and tax advice in preparing for and in connection with such filings.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of NovaBay Pharmaceuticals, Inc. are included in Item 8 of this Annual Report on Form 10-K commencing on the pages referenced below:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 31, 2007 and 2008	39
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008 and for the cumulative period from July 1, 2002 ( date of development stage inception) to December 31, 2008	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006,2007 and 2008 and for the cumulative period from July 1, 2002 ( date of development stage inception) to December 31, 2008	41
Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 2006, 2007 and 2008	43

(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3) Exhibits.

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	NOVABAY PHARMACEUTICALS, INC.
	By:	/S/ RAMIN NAJAFI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAMIN NAJAFI	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 30, 2009
Ramin (“Ron”) Najafi

/S/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 31, 2009
Thomas J. Paulson

/S/ CHARLES J. CASHION	Director	March 31, 2009
Charles J. Cashion

/S/ ANTHONY DAILLEY	Director	March 30, 2009
Anthony Dailley, DDS

/S/ PAUL FREIMAN	Director	March 30, 2009
Paul E. Freiman

/S/ ALEX MCPHERSON	Director	March 30, 2009
Alex McPherson, MD, Ph.D.

/S/ ROBERT R. TUFTS	Director	March 30, 2009
Robert R. Tufts

/S/ TONY WICKS	Director	March 30, 2009
Tony Wicks

/S/ HARRY F. HIXSON, JR., PhD	Director	March 30, 2009
Harry F. Hixson

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of registrant  (Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007.)

3.2
Amended and Restated Bylaws of registrant (Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007.)

4.1*	Specimen common stock certificate

4.2*	Form of Registration Rights Agreement by and between the Registrant and the underwriters

10.1*+	2002 Stock Option Plan, and forms of agreements thereto

10.2*+	2005 Stock Option Plan, and forms of agreements thereto

10.3*+
2007 Omnibus Incentive Plan, and forms of agreements thereto (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q/A for the quarter ended September 30, 2008 as filed with the SEC on November 14, 2008.), and forms of agreements thereto.)

10.4*+	Employment Agreement dated January 1, 2007 by and between the Registrant and Ramin (“Ron”) Najafi

10.5*+	Employment Agreement dated January 1, 2007 by and between the Registrant and John (“Jack”) O’Reilly

10.6*+	Employment Agreement dated January 1, 2007 by and between the Registrant and Behzad Khosrovi

10.7*+	Employment Agreement dated January 1, 2007 by and between the Registrant and Colin Scott

10.8*+
Employment Agreement dated January 9, 2008 by and between the Registrant and Thomas J. Paulson (Incorporated by reference to Exhibit 10.18 from the company’s annual report on Form 10-K for the year end December 31, 2007 as filed with the SEC on March 14, 2008.)

10.9+	Retirement and Consulting Agreement dated January 1, 2009 by and Between the Registrant and John (“Jack”) O’Reilly

10.10*	Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended

10.11
Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended (Incorporated by reference to Exhibit 10.19 from the Company’s annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008.)

10.12
Sixth Amendment to Lease between Emery Station Office II, LLC and Novacal Pharmaceuticals, Inc., effective September 1, 2008.  (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q/A for the quarter ended September 30, 2008 as filed with the SEC on November 14, 2008.)

10.13*	License Agreement dated June 11, 2007 by and between the Registrant and KCI International VOF GP

10.14*	Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 by and between the Registrant and PM Holdings Ltd

10.15*	Director Compensation Plan

10.11*†	Collaboration and License Agreement dated August 29, 2006 by and between the Registrant and Alcon Manufacturing, Ltd.

10.16*	Master Security Agreement dated April 23, 2007 by and between the Registrant and General Electric Capital Corporation

10.17*	Form of Common Stock Purchase Warrant by and between the Registrant and the underwriters

23.1	Consent of Davidson & Company LLP

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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