Form 10-Q
period 2009-05-15
NovaBay Pharmaceuticals, Inc.
filed 2009-05-15
CIK 1389545

NOVABAY PHARMACEUTICALS 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the ExchangeAct. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 8, 2009, there were 21,910,543 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

SIGNATURES

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma ®, Aganocide®, NovaBay™ AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I

ITEM 1.	FINANCIAL STATEMENTS
NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,099	$10,243
Short-term investments (Note 3)	-	2,631
Prepaid expenses and other current assets	414	684
Total current assets	12,513	13,558
Property and equipment, net (Note 4)	1,456	1,400
TOTAL ASSETS	$13,969	$14,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$406	$367
Accrued liabilities (Note 5)	1,166	1,075
Capital lease obligation (Note 6)	42	39
Equipment loan (Note 7)	366	376
Deferred revenue	2,500	3,836
Total current liabilities	4,480	5,693
Capital lease obligation - non-current (Note 6)	7	-
Equipment loan - non-current (Note 7)	470	372
Deferred revenue - non-current	1,667	1,392
Total liabilities	6,624	7,457
Commitments and Contingencies
Stockholders' Equity:

Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at December 31, 2008 and March 31, 2009, respectively; 21,471 and 21,662 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	215	217

Additional paid-in capital	33,718	34,199
Accumulated other comprehensive income (loss)	-	(8)
Accumulated deficit during development stage	(26,588)	(26,907)
Total stockholders' equity	7,345	7,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,969	$14,958

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Cumulative Period from July 1, 2002 (date of development
	Three Months Ended		stage inception)
	March 31,		to March 31,
	2008	2009	2009
	(unaudited)	(unaudited)	(unaudited)
REVENUE
License and collaboration revenue	$1,492	$2,611	$16,779
Total revenue	1,492	2,611	16,779

EXPENSES
Operating Expenses:
Research and development	2,647	1,361	26,368
General and administrative	1,684	1,579	18,544
Total operating expenses	4,331	2,940	44,912

Other income, net	163	11	1,240

Net loss before income taxes	(2,676)	(318)	(26,893)
Provision for income taxes	(2)	-	(14)
Net loss	$(2,678)	$(318)	$(26,907)

Net loss per share:
Basic and diluted	$(0.13)	$(0.01)
Shares used in per share calculations:
Basic and diluted	21,288	21,620

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative Period from
			July 1, 2002
			(date of
			development
			stage inception)
			to March 31,
	2008	2009	2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,678)	$(318)	$(26,907)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	67	84	788
Accretion of discount on short-term investments	(25)	-	(301)
Net realized gain on sales of short-term investments	-	-	(3)
Loss on disposal of property and equipment	-	-	121
Stock-based compensation expense for options
issued to employees and directors	282	167	1,629
Compensation expense for warrants and stock
issued for services	-	212	313
Stock-based compensation expense for options
and stock issued to non-employees	(11)	56	581

Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(193)	(269)	(678)
Increase (decrease) in accounts payable and accrued liabilities	619	(131)	1,466
Increase (decrease) in deferred revenue	(4)	1,061	5,227

Net cash provided by (used in) operating activities	(1,943)	862	(17,764)

Cash flows from investing activities:
Purchases of property and equipment	(372)	(27)	(2,187)
Proceeds from disposal of property and equipment	-	-	44
Purchases of short-term investments	(12,100)	(3,015)	(97,559)
Proceeds from maturities and sales of short-term investments	14,655	375	95,222

Cash acquired in purchase of LLC	-	-	516

Net cash provided by (used in) investing activities	2,183	(2,667)	(3,964)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	-	-	11,160
Proceeds from common stock issuances	-	47	64
Proceeds from exercise of options and warrants	-	-	1,761
Initial public offering costs	-	-	17,077
Proceeds from stock subscription receivable	-	-	873
Proceeds from issuance of notes	-	-	405
Principal payments on capital lease	(9)	(10)	(117)
Proceeds from borrowings under equipment loan	202	-	1,216
Principal payments on equipment loan	(65)	(88)	(468)

Net cash provided by (used in) financing activities	128	(51)	31,971
Net increase (decrease) in cash and cash equivalents	368	(1,856)	10,243
Cash and cash equivalents, beginning of period	10,941	12,099	-
Cash and cash equivalents, end of period	$11,309	$10,243	$10,243

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a development stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. The Company has discovered and is developing a class of non-antibiotic anti-infective compounds, which it had named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. The Company believes that its Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, the Company’s Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, the Company believes that bacteria are unlikely to develop resistance to its Aganocide compounds.

The Company was incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. The Company had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, the Company formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. The Company currently operate in one business segment.

In October 2007, the Company completed an initial public offering of its common stock (“IPO”) in which it sold and issued 5,000,000 shares of our common stock at a price to the public of $4.00 per share. The Company raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 9,613,554 shares of common stock. In connection with the IPO, the Company also issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable on or after October 31, 2008 and expire on October 31, 2010.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, and are expressed in U.S. dollars. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Novabay Pharmaceuticals, Inc. (Novabay, the Company, we or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The unaudited consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2009, the Company had not commenced its planned principal operations.

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

Reverse Stock Split

On August 10, 2007, the Company filed an amendment to its articles of incorporation to effect a 1-for-2 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of March 31, 2009, the Company's cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of United States government, municipal and corporate debt securities. The Company has classified its short-term investments as available-for-sale. The Company does not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. The amortization and accretion, interest income and realized gains and losses are included in other income, net within the consolidated statements of operations. Interest income is recognized when earned.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three months ended March 31, 2008 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Net loss	$(2,678)	$(318)
Change in unrealized gains (losses) on investments	16	(8)
Comprehensive loss	$(2,662)	$(326)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held. Additionally, the Company  has established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents and short term investments, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates its carrying amounts as a market rate of interest is attached to their repayment.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on short-term investments classified as available-for-sale.

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company's product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company perform its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (together, “SAB 104”). In accordance with SAB 104, revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Assuming the elements meet the EITF No. 00-21 criteria for separation and the SAB 104 requirements for recognition, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if it has have continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to it, or can only be performed by it, then such up-front fees are deferred and recognized over the period of continuing involvement.

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

Milestones—Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Royalties—The Company recognizes royalty revenues from licensed products upon the sale of the related products.

Advertising Costs

There were no advertising costs incurred for any of the periods presented.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. The Company uses external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included as general and administrative expenses in the Company's statements of operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. The Company was required to utilize the prospective application method prescribed by SFAS No. 123R, under which prior periods are not revised for comparative purposes. Under the prospective application transition method, non-public entities that previously used the minimum value method of SFAS No. 123 should continue to account for non-vested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption. SFAS No. 123R specifically prohibits pro forma disclosures for those awards valued using the minimum value method. The valuation and recognition provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the adoption date that are subsequently modified. The adoption of SFAS No.123R had a material effect on the Company's financial position and results of operations. See Note 10 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Prior to the adoption of SFAS No. 123R, the Company valued its stock-based awards using the minimum value method and provided pro-forma information regarding stock-based compensation and net income required by SFAS No. 123. The Company  did not recognize stock-based compensation expense in its statements of operations for option grants to its employees or directors for the periods prior to its adoption of SFAS No. 123R because the exercise price of options granted was generally equal to the fair market value of the underlying common stock on the date of grant.

The Company accounts for stock compensation arrangements with non-employees in accordance with SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”).

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

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Quarter Ended March 31,
(In thousands)	2008	2009
Convertible preferred stock	-	-
Stock options	3,105	3,651
Stock warrants	350	650

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company's consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

There were no short-term investments at year end December 31, 2008. Short-term investments at March 31, 2009 consisted of the following:

	March 31, 2009
	Cost	Gross	Gross	Other-Than
		Unrealized	Unrealized	Temporary	Fair
(in thousands)		Gains	Losses	Impairment	Value
Corporate bonds	$764	$-	$(8)	$-	$756
U.S. Agencies	-	-	-	-	-
Municipal bonds	-	-	-	-	-
Certificates of Deposit	1,875	-	-	-	1,875
Other Fixed Income	-	-	-	-	-

Total	$2,639	-	(8)	-	$2,631

Contractual maturities of short-term investments as of March 31, 2009 were as follows:

	March 31, 2009
(in thousands)	Cost	Fair Value
Due in one year or less	$2,639	$2,631
Due after ten years	-	-

Total	$2,639	$2,631

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008 and the three months ended March 31, 2009 the Company recognized a net realized gain/ (loss) on short-term investments of $35,000 and $0 respectively. For the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2009, the Company  recognized a net realized gain of $3,000.

The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and U.S. government securities.

The following table presents the Company’s investments measured at fair value on a recurring basis as of March 31, 2009 classified by the SFAS No. 157 valuation hierarchy:

	Fair Value Measurements Using

(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,112	$2,112	$-	$-
Short-term investments:
Corporate bonds	$756	$-	$756	$-
U.S. Agencies	-	-	-	-
Municipal bonds	-	-	-	-
Certificates of Deposit	1,875	-	1,875	-
Other Fixed Income	-	-	-	-
Total short-term investments	$2,631	$-	$2,631	$-

Total	$4,743	$2,112	$2,631	$-

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	March 31,
(in thousands)	2008	2009
Office and laboratory equipment	$1,728	$1,756
Furniture and fixtures	113	113
Software	110	110
Leasehold improvements	143	143
Total property and equipment, cost	2,094	2,122
Less: accumulated depreciation	(638)	(722)
Total property and equipment, net	$1,456	$1,400

Depreciation expense was $304,000 and $ $84,000 for the year ended December 31, 2008 and the three months ended March 31, 2009, respectively and $788,000 for the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2009.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2008	March 31, 2009
Research and development	$509	$202
Employee payroll and benefits	423	454
Professional fees	182	242
Other	52	177
Total accrued liabilities	$1,166	$1,075

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, the Company commenced a lease for a portion of its laboratory equipment. This arrangement is accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

(in thousands)	December 31,	March 31,
	2008	2009

Office and laboratory equipment	$229	$229
Less: accumulated depreciation	(47)	(56)
Capital lease assets, net	$182	$173

Future minimum lease payments under capital leases were as follows at March 31, 2009:

(in thousands)	Lease
Commitment

Year ending December 31:
2009	$34
2010	7
2011	-
2012	-
2013	-
Total minimum lease payments	41
Less: amount representing interest	(2)
Present value of minimum lease payments	$39

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. EQUIPMENT LOAN

During April 2007, the Company entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of this loan is to finance equipment purchases, principally in the build-out of the Company's laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement.

As of March 31, 2009, the Company had an outstanding equipment loan balance of $836,291carrying a weighted-average interest rate of 10.95%. At March 31, 2009, there was $216,253 available for borrowing under this equipment loan facility.

Future minimum loan payments under equipment loans were as follows at March 31, 2009:

(in thousands)	Loan
Commitment

Year ending December 31:
2009	$330
2010	396
2011	109
2012	-
2013	-
Total minimum loan payments	$835
Less: amount representing interest	(87)
Present value of minimum loan payments	$748

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under operating leases which expire at various dates through 2015. Rent expense was $169,000 and $226,218 for the three months ended March 31, 2008 and 2009, respectively, and $2,167,750 for the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2009.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease payments under non-cancellable operating leases were as follows as of March 31, 2009:

Lease
(in thousands)	Commitment
Year ending December 31:
2009*	$646
2010	893
2011	929
2012	965
2013	1,004
2014	1,044
2015	899
Total lease commitment	$6,380

* This amount is for the remaining 9 months of the year.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2009 that, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, the Company issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, the Company issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, the Company issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, the Company issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of the Company's IPO in October 2007. In connection with the IPO, the Company amended its articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2008, and March 31, 2009 there were no shares of preferred stock outstanding.

Common Stock

Under the Company's amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2008, and March 31, 2009. In August 2007, the Company filed an amendment to its articles of incorporation to effect a 1-for-2 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split. In October 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 5,000,000 shares of its common stock at a price to the public of $4.00 per share. The Company raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

Stock Warrants

At March 31, 2009, there were outstanding warrants to purchase 650,000 shares of common stock at a weighted-average exercise price of $4.00 per share.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company's adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. As of March 31, 2009, there were 410,863 shares available for future grants under the 2007 Plan.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and, if granted to an owner of more than 10% of the Company's stock, then not less than 110%. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years while options granted to directors and consultants typically vest over a shorter period, subject to continued service. All of the options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. The Company issues new shares to satisfy option exercises under the plans.

Stock Option Summary

The following table summarizes information about the Company's stock options outstanding at March 31, 2009 and activity during the three month period then ended.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Life (years)	Value
Outstanding at December 31, 2008	3,371	$1.71
Options granted	328	$1.48
Options exercised	(39)	$1.20
Options forfeited/cancelled	(9)	$3.38
Outstanding at March 31, 2009	3,651	$1.69	7.1	5,101

Vested and expected to vest at March 31, 2009	3,476	$1.65	7.0	4,977

Vested at March 31, 2009	2,169	$1.24	5.7	3,887

Exercisable at March 31, 2009	2,450	$1.43	6.0	4,029

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company's common stock as quoted on the NYSE Amex as of March 31, 2009. The Company's  received cash payments for the exercise of stock options in the amount of $47,000 during the three months ended March 31, 2009 and the aggregate intrinsic value of stock option awards exercised was $9,000, as determined at the date of option exercise. There were no options exercised in the three months ended March 31, 2008.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and vested by exercise price at March 31, 2009 were as follows (number of options in thousands):

	Options Outstanding			Options Vested

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Vested	Price
$0.20	544	2.9	$0.20	544	$0.20
$0.30	318	4.8	$0.30	318	$0.30
$0.56	192	5.2	$0.56	184	$0.56
$0.94 - $1.56	542	8.8	$1.35	196	$1.13
$1.70 - $1.97	1,157	8.1	$1.82	560	$1.70
$2.00 - $2.28	214	8.0	$2.21	101	$2.22
$3.56 - $4.00	684	8.6	$3.71	266	$3.73
	3,651	7.1	$1.69	2,169	$1.24

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to some of its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of certain stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that the Company applied to value its stock-based awards.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended March 31,
Assumption	2008	2009
Expected price volatility	70%	83%
Expected term (in years)	6.1	6.1
Risk-free interest rate	3.2%	1.8%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.42	$1.07

    Expected Price Volatility—This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Prior to the adoption of SFAS No. 123R, the Company assumed 0% price volatility in accordance with the minimum value method requirements of SFAS No. 123. Under SFAS No. 123R, which the Company adopted on January 1, 2006, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. An increase in the expected price volatility will increase the value of the option granted and the related compensation expense.

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to SAB No. 107. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. An increase in the expected life will increase the value of the option granted and the related compensation expense.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the value of the option granted and the related compensation expense.

Dividend Yield—The Company has not made any dividend payments nor does it  have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the value of the option granted and the related compensation expense.

Forfeiture Rate—Under SFAS No. 123R, forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the three months ended March 31, 2009 and 2008, the Company applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense of $167,000 and $177,000, respectively, for option awards to employees and directors. As of March 31, 2009, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.8 million. This amount is expected to be recognized as stock-based compensation expense in the Company's statements of operations over the remaining weighted average vesting period of 2.9 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, the Company adopted a new plan to compensate the independent members of the Board of Directors for their services. Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and unrestricted common stock for each board and committee meeting attended, up to specified annual maximums.

In accordance with these provisions, the Company issued 93,384 shares of common stock to independent directors during the three months ended March 31, 2009. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $137,683 for common stock awards to directors during the three months ended March 31, 2009.

Summary of Stock-Based Compensation Expense Under SFAS No. 123R

Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began recognizing stock-based compensation expense in the statements of operations for all employee and director equity awards granted or modified on or after the adoption date. Stock-based compensation expense is classified in the statements of operations in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, itdoes not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:
	March 31,
(in thousands)	2008	2009
Research and Development	$108	$91
General and Administrative	123	214
Total stock-based compensation expense	$231	$305

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2009 the Company granted options to purchase an aggregate of 60,000 shares of common stock, to non-employees in exchange for advisory and consulting services. There were no grants to non-employees in the three months ended March 31, 2008. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31,
Assumption	2009
Expected price volatility	83%
Expected term (in years)	6.1
Risk-free interest rate	1.4%
Dividend yield	0.0%
Weighted-average fair value of options granted during the period	$.94

For the three months ended March 31, 2009, the Company recognized stock-based compensation expense of $56,000 related to non-employee option grants. For the three months ended March 31, 2008 the Company reversed previously recognized expense of $20,000 due to the required revaluation of unvested non-employee grants.

NOTE 11. COLLABORATION AND LICENSE AGREEMENTS

Alcon Manufacturing, Ltd.

In August 2006, the Company entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (“Alcon”) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. This up-front fee was recorded as deferred revenue and is being amortized into revenue on a straight-line basis over the four-year funding term of the agreement, through August 2010. Additionally, the Company will receive semi-annual payments to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. The Company's  obligation to perform research and development activities under the agreement expires at the end of the four year funding term. As product candidates are developed and proceed through clinical trials and approval, the Company will receive milestone payments. If the products are commercialized, the Company will also receive royalties on any sales of products containing the Aganocide compound. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

Revenue has been recognized under the Alcon agreement as follows:
	March 31,
(in thousands)	2008	2009
Amortization of Upfront Technology Access Fee	$625	$625
On-going Research and Development(FTE)	675	736
Materials, Equipment, and Contract Study Costs	133	-
Milestone Payments	-	1,000
	$1,433	$2,361

At March 31, 2008 and 2009, the Company had deferred revenue balances of $7.4 million and $4.2 million, respectively, related to the Alcon agreement which was comprised of $6.0 million and $3.5 million, respectively, for the upfront technology access fee and $0.7 million and $0.7, respectively, for other prepaid reimbursements. In January 2009, the Company received a $1.0 million milestone payment under the Alcon agreement for non-rejection of the IND application for the Company’s Otic indication.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Galderma

On March 25, 2009, the Company announced that it entered into an agreement with Galderma S.A. to develop and commercialize the Company's Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets. Galderma will be responsible for the development costs of the acne and other indications, except in Japan, where they will be shared, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has exclusive rights to promote the products developed under the agreement in the hospital and other healthcare institutions in North America.

Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds. The Company received a $1.0 Million upfront payment in the first quarter 2009.

Revenue has been recognized under the Galderma agreement as follows:
	March 31,
	2008	2009
(in thousands)
Amortization of Upfront Technology Access Fee	$-	$250
On-going Research and Development	-	-
Materials, Equipment, and Contract Study Costs	-	-
Milestone Payments
	$-	$250

The Company had deferred revenue balances of $0 and $0.9 million respectively, at December 31, 2008 and March 31, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee. As of March 31, 2009, the Company had not earned or received any milestone or royalty payments under the Galderma agreement.

KCI International VOF GP

In June 2007, the Company entered into a license agreement with an affiliate of Kinetic Concepts, Inc. (“KCI”), under which the Company granted KCI the exclusive rights to develop, manufacture and commercialize NVC-101, or NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to the Company a non-refundable technology access fee of $200,000. The up-front technology access fee was recorded as deferred revenue and has been amortized into revenue on a straight-line basis over the 18-month performance obligation period, through December 2008. Under the agreement, the Company is also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, the Company is entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, the Company will also receive royalty payments based on net revenues from sales by KCI of such products. KCI has the right to terminate the agreement without penalty upon 60 days’ notice. The Company has the right to terminate the agreement if KCI has not commercially launched a product incorporating NVC-101, or any other product containing hypochlorous acid, within 18 months of the date of the agreement. Both parties have the right to terminate the agreement for breach upon 60 days’ notice. As of December 31,2008 all of the upfront fees related to KCI have been fully amortized.

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and have made no contributions through March 31, 2009.

NOTE 13. INCOME TAXES

As of December 31, 2008 the Company had net operating loss carryforwards for both federal and state income tax purposes of $20.0 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2014 and 2027. Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

The Company tracks the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are not included in gross or net deferred tax assets. Pursuant to SFAS No. 123R, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. We elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises under SFAS No. 123R. These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2008, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

NOTE 14. SUBSEQUENT EVENTS

    In April 2009, NovaBay announced an exclusive agreement with Professors Markus Nagl M.D. and Waldemar Gottardi, Ph.D. of the Medical University of Innsbruck, Austria that broadens NovaBay’s intellectual property portfolio and could expand clinical opportunities and accelerate clinical timelines for the Aganocide compounds.  Under the terms of the agreement, Novabay has an exclusive license to a broad portfolio of patent applications, as well as pre-clinical and clinical research data on N-chlorotaurine (NCT), a natural antimicrobial produced by the body’s white blood cells and the biological basis for NovaBay’s Aganocides, in multiple disease indications.  In addition, NovaBay also owns the rights to successful human proof of concept trials of NCT in otitis externa (ear infection) and viral conjunctivitis (pink eye) that is expected to provide guidance for NovaBay’s and its partners’ future clinical programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a new class of non-antibiotic anti-infective compounds, which we have named Aganocide® compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

Our business model is to develop our Aganocide compounds internally through phase II clinical trials for selected indications and enter into agreements with third parties for phase III clinical development and commercialization.  We may also partner with certain indications at earlier stages of development.

In August 2006, we entered into a collaboration and license agreement with Alcon, that provided Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for applications in connection with the eye, ear and sinus and for use in contact lens disinfecting solutions. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

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

In June 2007 we entered into a license agreement with Kinetic Concepts, Inc. (“KCI”) under which KCI paid us a non-refundable technology access fee of $200,000.  If products covered by this agreement are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products.  We have not received any milestones of other payments under this agreement since the initial technology access fee.

On March 25, 2009, we announced that we entered into an agreement with Galderma S. A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets. Galderma will be responsible for the development costs of the acne and other indications, except in Japan, where they will be shared, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has exclusive rights to promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under this agreement then NovaBay will receive royalties whose rates escalate as sales increase.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the technology access fee from Alcon. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of March 31, 2009, we had an accumulated deficit of $26.9 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, included in Part I, Item 1  of this report, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The adoption of SFAS No.123R had a material effect on our financial position and results of operations. See Note 10 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report, for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Results of Operations

Comparison of the Three Months  Ended March 31, 2008  and March 31, 2009

License and Collaboration Revenue

Total license and collaboration revenue was $2.6 million for the three months ended March 31, 2009, compared to $1.5 million for the three months ended March 31, 2008. License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma for amortization of the upfront technology access fees, milestones, and other amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront fee of $1.0 million from Galderma is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, through October 2010.  The upfront technology access fee from KCI of $200,000 has been amortized on a straight-line basis over 18 months through December 2008.

To the extent we earn milestone payments under the Alcon and Galderma collaborations, we would expect revenues to increase. We expect to receive approximately $4.0 million during the 20 month initial period of the Galderma agreement, inclusive of the $1.0 million initial payment received in March 2009. However, we cannot predict if and when we will receive any milestone or royalty payments from these collaborations.

Research and Development

Total research and development expenses decreased by 47% to $1.4 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008. The decrease was due to budget reductions at year end 2008 resulting in decreased headcount, and delayed research, development, and clinical expenses.  We allocated $208,000 of overhead expenses to research and development for the first quarter of 2009.

We expect to incur increased research and development expenses in 2009 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2009 in connection with the common cold, dermatology, and catheter associated urinary tract infections programs.

General and Administrative

Total general and administrative expenses decreased by 6% to $1.6 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008. Employee costs decreased as a result of staff reductions at year end 2008. Professional services costs increased primarily as a result of increased Sarbanes-Oxley implementation and year end audit costs.

We expect that general and administrative expenses will increase during 2009 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a growing public company.

Other Income, Net

Other income, net decreased to $11,000 for the three months ended March 31, 2009 from $163,000 for the three months ended March 31, 2008. This decrease was primarily attributable to the liquidation of short term investments in the fourth quarter of 2008, resulting in less interest income in the first two months of 2009, until short-term investments were repurchased at the end of February 2009. Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. See “Note 3-Short Term Investments.”

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $26.9 million since inception through March 31, 2009. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19.0 million, $12.0 million and $39.0 million, respectively. In January 2009, we received $1.0 million for the non-rejection of an IND application related to its otic indication. However, we cannot predict when, if ever, future milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of March 31, 2009, we had an outstanding equipment loan balance of $836,291 carrying a weighted-average interest rate of 10.95%. The principal and interest due under the loan will be repaid in equal monthly installments through April 2011. As of March 31, 2009 there was $216,253 available for borrowing under this equipment loan facility.

In March 2009, we entered into a license agreement with Galderma. Under the terms of the agreement, we have received an initial upfront payment. In addition, Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds.

Cash and Cash Equivalents

As of March 31, 2009, we had cash, cash equivalents, and short-term investments of $12.9 million compared to $12.1 million at December 31, 2008.

Cash Flows

        The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2008 and 2009.

	Three Months Ended
	March 31,
(in thousands)	2008	2009
Cash provided by (used in):
Operating activities	$(1,943)	$862
Investing activities	2,183	(2,667)
Financing activities	128	(51)
Capital expenditures (included in investing activities above)	(372)	(27)

Cash Provided by (Used in) Operating Activities

For the three months ended March 31, 2008 cash used in operating activities of $(2.0 million) was primarily attributable to our research and development and general administrative expenses in running our company. For the three months ended March 31, 2009, cash provided by operating activities of $0.9 million, included the receipt of milestone and other cash payments from collaborative agreements, which more than offset the expenses in running our company.

Cash Used in (Provided by)  Investing Activities

For the three months ended March 31, 2009, cash used in investing activities of $2.7 million was attributable to purchases of short-term investments (net of maturities or sales) of $2.7 million and purchases of property and equipment of $27,000.

For the three months ended March 31, 2008, cash provided by investing activities of $2.2 million was attributable to sales or maturities of short-term investments (net of purchases) of $2.6 million and purchases of property and equipment of $372,000.

Cash Provided by( Used in) Financing Activities

Net cash used in financing activities of $51,000 for the three months ended March 31, 2009 was primarily attributable to the payments on the equipment loan and capital lease, offset by proceeds from stock issuances related to the exercise of stock options.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our contractual cash commitments as of March 31, 2009 were as follows:

		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
	(in thousands)

Operating leases	$6,380	$646	$2,787	$2,048	$899
Capital leases	41	34	7	-	-
Equipment loans	835	-	835	-	-
	$7,256	$680	$3,629	$2,048	$899

Our commitments under the operating leases shown above consist of payments relating to five leases for laboratory and office space in one office building in Emeryville, California. These leases expire on various dates through October 31, 2015.

Our commitment under the capital lease shown above consists of the total payments due under one lease of laboratory equipment. This amount includes $2,159 of interest payments over the remaining term of the lease.

Our commitment under the equipment loan shown above consists of the total payments due under the loan facility. This amount includes $86,590 of interest payments over the remaining term of the loan.

We believe our cash balance at March 31, 2009 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, and has concluded that there was no change during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Novabay is currently not a party to, nor is its property the subject matter of, any pending or, to its knowledge, contemplated material legal proceedings.  From time to time, it may become party to litigation and subject to claims arising in the ordinary course of its business.

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC when assessing our business and the forward-looking statements made in this Quarterly Report on Form 10-Q.  The risks and uncertainties described below are not the only ones facing our business.. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

We have incurred net losses since our  inception. For the years ended December 31, 2006, 2007 and 2008 we had net losses of approximately $5.3 million, $5.4 million, and $8.1 million, respectively. Through March 31, 2009, we had an accumulated deficit of approximately $26.9 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. Since our inception, we have not generated revenue, except for modest revenue in 2006, 2007, 2008 and first three months of 2009 relating to three research and development collaboration and license agreements. We have incurred substantial research and development expenses, which were approximately $4.1 million, $7.4 million, and $9.6 million for the years ended December 31, 2006, 2007, and 2008, respectively and $1.4 million for the three months ended March 31, 2009.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all.  We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

The risk of clinical trial liability is inherent in the testing of pharmaceutical and medical device products. If we cannot successfully defend ourselves against any clinical trial claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our product candidates. Our inability to obtain sufficient clinical trial insurance at an acceptable cost to protect us against potential clinical trial claims could prevent or inhibit the commercialization of our product candidates. Our current clinical trial insurance covers individual and aggregate claims up to $3.0 million. This insurance may not cover all claims and we may not be able to obtain additional insurance coverage at a reasonable cost, if at all, in the future. In addition, if our agreements with any future corporate collaborators entitle us to indemnification against product liability losses and clinical trial liability, such indemnification may not be available or adequate should any claim arise.

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

As of March 31, 2009, our officers and directors collectively controlled approximately 3.979,097 shares of our outstanding common stock (and approximately 4,997,067 shares of our common stock when including options held by them which were exercisable as of or within 60 days of March 31, 2009). Furthermore, as of March 31, 2009, our largest shareholder, a family trust established and controlled by Dr. Ramin ("Ron") Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,126,700 shares or 14.44% of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Use of Proceeds from Sales of Registered Securities

On October 24, 2007, a Registration Statement on Form S-1 (File. No. 333-140714) relating to our initial public offering was declared effective by the SEC. The closing was held October 31, 2007.   The net proceeds to NovaBay from the offering were approximately $17.1 million.   From the effective date of the registration statement until March 31, 2009, we estimate we had used $8.0 million for research and development, $2.0 million for working capital and $4.7 million for other general purposes. The remaining estimated $5.4 million have been invested in various interest-bearing money market accounts and marketable securities.

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

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin ("Ron") Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: May 15, 2009	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Retirement and Consulting Agreement dated January 1, 2009 by and Between the Registrant and John (“Jack”) O’Reilly (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009as filed with the SEC on March 31, 2009.)

10.2†	Collaboration and License Agreement between NovaBay Pharmaceuticals and Galderma S.A. dated March 20, 2009
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.

†
NovaBay Pharmaceuticals, Inc. has requested confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which has been separately filed with the Securities and Exchange Commission.