Form 10-K/A
period 2008-12-31
NovaBay Pharmaceuticals, Inc.
filed 2009-08-04
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

NOVABAY PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

		Page
PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	9

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma ®, Aganocide®, NovaBay™ AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Form 10-K”). for the purpose of amending (i) Item 1 to revise the description of our agreement with Galderma, and to revise the disclosure under “Intellectual Property,” (ii) amending Item 1A to remove a cross-reference in the last risk factor and (iii) to revise the Exhibit Index to correct a typographical error. This amendment only changes the cover page and Item 1 and Item 1A and the Exhibit Index of the Form 10-K and, as a result of this filing includes additional Exhibits 31.1 and 31.2.

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

Eye, Ear, Sinus and Contact Lens Solution

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”), an affiliate of Alcon, Inc., that provides Alcon with the exclusive rights to develop, manufacture and commercialize products incorporating our Aganocide compounds for the treatment of eye, ear and sinus infections as well as for use in contact lens solutions. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four-year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds.   From the inception of the agreement to December 31, 2008, we have received $17.9 million from Alcon including the technology access fee, the payments for personnel engaged in collaboration activities, the reimbursement for shared costs and contributions towards the purchase of capital equipment.

We recently announced that Alcon has completed its Phase I clinical trial for the treatment of viral conjunctivitis, a very common and highly contagious condition for which we believe there are currently no approved treatment options and is beginning its Phase II study.

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

On March 25, 2009, we announced that we entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets, where we have commercialization rights, and North America, where we have an option to exercise co-promotion rights. Galderma will be responsible for the development costs of the acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America.

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds. If products are commercialized under the agreement, NovaBay's royalties will escalate as sales increase. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Pre-Surgical Nasal Preparation

Staphylococcus aureus is a major cause of surgical site infections (“SSI”). SSIs are a significant concern because of the risk to the patient and because of the resulting increase in the cost of post-surgical treatment. It has been shown that surgical patients who carry S. aureus in their nasal passages are at a significantly higher risk of developing SSIs. Conventional body washing with an antiseptic preparation does not deal with nasal passages, which are a major area of S. aureus colonization in the body.  If the strain of S. aureus that causes the SSI is an antibiotic-resistant variant known as methicillin-resistant S. aureus  (“MRSA”), the treatment options become extremely limited and increasingly problematic. We have formulated NVC-422 as a nasal spray and were developing it for the decolonization of S. aureus (including MRSA) from the nasal passages. Studies show that when combined with an antiseptic body wash, nasal decolonization leads to a significant reduction in SSIs. We are not moving forward with this program at this time.

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

We have registered the NovaBay Pharma and Design trademark in the United States, the NovaBay trademark in the European Community, Israel, Mexico, and Australia, the Neutro Phase trademark in Australia, the European Community, Ireland and the United Kingdom, the Aganocide trademark in the United States, the European Community and Japan and the AgaNase trademark in Australia, the European Community, Israel, Japan, Mexico, South Korea, and Taiwan, and have applications for these same trademarks pending in a number of other foreign countries. We have allowed trademark applications in the United States for Agaderm, AgaNase, NeutroPhase, and NovaBay.

We are the assignee on record for three issued patents, seven pending utility applications, and have filed three provisional applications in the United States. In addition to our U.S. patents and applications, we seek patent protection in key foreign countries. We have one issued patent in China, Hong Kong, Israel, India, Mexico, and South Korea, and pending applications filed under the Patent Cooperation Treaty in various stages of examination .

The subject matter of our patents and patent applications covers four key areas: methods relating to the manufacture and use of NVC-101, compositions of matter of the Aganocide compounds, methods of treatment utilizing the Aganocide compounds, and formulations.

Our first issued patent in the U.S. provides coverage for a method of treating burns or promoting wound healing or tissue repair or tissue regeneration using a specific range of formulations of NVC-101. This patent was issued on July 30, 2002 and will expire in 2020 with payment of maintenance fees.  Our second issued patent in the U.S. provides coverage for a method of disinfecting open wounds and burns, promoting wound healing or providing ocular disinfection using a specific range of formulations of NVC-101.  This patent was issued on July 1, 2008 and will expire in 2020 with payment of maintenance fees.  Our third issued patent in the U.S. provides composition-of-matter coverage of our lead development candidate, NVC-422, and other Aganocide compounds.  This patent was issued on December 9, 2008 and will expire in 2026 with payment of maintenance fees.

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

Although we believe that we are not currently a “foreign investment entity” within the meaning of the Canadian tax laws, no assurances can be given in this regard or as to our status in the future. If we become a “foreign investment entity” within the meaning of the Canadian tax laws, there may be certain adverse tax consequences for our Canadian investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2009	NOVABAY PHARMACEUTICALS, INC.
	By:	/S/ THOMAS J. PAULSON
THOMAS J. PAULSON
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

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

4.1*	Specimen common stock certificate

4.2**	Form of Registration Rights Agreement by and between the Registrant and the underwriters

10.1*+	2002 Stock Option Plan, and forms of agreements thereto

10.2*+	2005 Stock Option Plan, and forms of agreements thereto

10.3*+
2007 Omnibus Incentive Plan, and forms of agreements thereto (the Plan is incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 as filed with the SEC on August 14, 2008, and the forms of agreements thereto are incorporated by reference to the exhibit referencing the Plan from the Company’s amendment to registration statement of Form S-1 (File No. 333-140714) filed with the Securities and Exchange Commission on May 29, 2007, as amended.)

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

10.8+
Employment Agreement dated January 9, 2008 by and between the Registrant and Thomas J. Paulson (Incorporated by reference to Exhibit 10.18 from the company’s annual report on Form 10-K for the year end December 31, 2007 as filed with the SEC on March 14, 2008.)

10.9+	Retirement and Consulting Agreement dated January 1, 2009 by and Between the Registrant and John (“Jack”) O’Reilly (previously filed with the original filing of this Form 10-K)

10.10*	Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended

10.11*†	Collaboration and License Agreement dated August 29, 2006 by and between the Registrant and Alcon Manufacturing, Ltd.

10.12*	Financial Advisory and Investor Relations Consulting Agreement dated February 13, 2007 by and between the Registrant and PM Holdings Ltd

10.13*	Director Compensation Plan

10.14*	Master Security Agreement dated April 23, 2007 by and between the Registrant and General Electric Capital Corporation

10.15*	License Agreement dated June 11, 2007 by and between the Registrant and KCI International VOF GP

10.16*	Form of Common Stock Purchase Warrant by and between the Registrant and the underwriters

10.17
Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Registrant and Emery Station Associates II, LLC, as amended (Incorporated by reference to Exhibit 10.20 from the Company’s annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008.)

10.18
Sixth Amendment to Lease between Emery Station Office II, LLC and Novacal Pharmaceuticals, Inc., effective September 1, 2008.  (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q/A for the quarter ended September 30, 2008 as filed with the SEC on November 14, 2008.)

23.1 ††	Consent of Davidson & Company LLP

24.1	Power of Attorney (included on the signature pages of the Form 10-K as previously filed)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the original filing of this Form 10-K)

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the original filing of this Form 10-K)

*
Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended.

**
Incorporated by reference Exhibit 10.7 from the Company’s registration statement of Form S-1 (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended.

+	Indicates a management contract or compensatory plan or arrangement.

†
NovaBay Pharmaceuticals, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

††	Previously Filed.