Form 10-Q/A
period 2009-03-31
NovaBay Pharmaceuticals, Inc.
filed 2009-08-04
CIK 1389545

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on May 15, 2009, solely for the purpose of Amending Items 1 and 2 of Part I to revise the description of our agreement with Galderma, revising the last risk factor in Item 1A of Part II, and refiling our agreement with Galderma to revise the redactions of confidential information. This amendment only changes the cover page and Items 1 and 2 of Part I and Item 1A of Part II to remove a cross-reference in the last risk factor, and as a result of this filing, includes additional Exhibits 10.2, 31.1, 31.2, 32.1, and 32.2.

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

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds. If products are commercialized under the agreement, the Company’s royalties will escalate as sales increase. The Company received a $1.0 Million upfront payment in the first quarter 2009. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements.As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

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

On March 25, 2009, we announced that we entered into an agreement with Galderma S. A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets, where we have commercialization rights, and North America where we have the option to exercise co-promotion rights. Galderma will be responsible for the development costs of the acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under this agreement then NovaBay’s royalties will escalate as sales increase. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

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

Date: August 4, 2009	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin ("Ron") Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: August 4, 2009	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of registrant (Incorporated by reference to the exhibit of the same number from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007.)

3.2
Amended and Restated Bylaws of registrant (Incorporated by reference to the exhibit of the same number from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007.)

4.1*	Specimen common stock certi ficate
4.2**	Form of Registration Rights Agreement by and between the Registrant and the underwriters
10.1††
Retirement and Consulting Agreement dated January 1, 2009 by and Between the Registrant and John ("Jack") O'Reilly (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 31, 2009.)

10.2†	Collaboration and License Agreement between NovaBay Pharmaceuticals and Galderma S.A. dated March 20, 2009
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxlcy Act of 2002
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit of the same number from the Company's registration statement of Form S-1 (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended.

**
Incorporated by reference Exhibit 10.7 from the Company's registration statement of Form S-l (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended.

†
NovaBay Pharmaceuticals, Inc. has requested confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which has been separately filed with the Securities and Exchange Commission.

† †	Previously filed.