Form 10-Q
period 2009-08-13
NovaBay Pharmaceuticals, Inc.
filed 2009-08-14
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the ExchangeAct. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☐

As of August 7, 2009, there were 21,975,097 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

SIGNATURES

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma ® and Design Trademark, Aganocide®, NovaBay™ AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,099	$8,000
Short-term investments (Note 3)		2,685
Prepaid expenses and other current assets	414	769
Total current assets	12,513	11,454
Property and equipment, net (Note 4)	1,456	1,575
TOTAL ASSETS	$13,969	$13,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$406	$533
Accrued liabilities (Note 5)	1,166	636
Capital lease obligation (Note 4)	42	29
Equipment loan (Note 6)	366	387
Deferred revenue	2,500	3,100
Total current liabilities	4,480	4,685
Capital lease obligation - non-current (Note 4)	7
Equipment loan - non-current (Note 6)	470	271
Deferred revenue - non-current	1,667	617
Total liabilities	6,624	5,573

Stockholders' Equity:

Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at December 31, 2008 and June 30, 2009, respectively, 21,471 and 21,980 issued and outstanding at December 31, 2008 and June 30, 2009, respectively	215	220

Additional paid-in capital	33,718	34,434
Accumulated other comprehensive income (loss)		(3)
Accumulated deficit during development stage	(26,588)	(27,195)
Total stockholders' equity	7,345	7,456
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,969	$13,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative Period
					from July 1, 2002
					(date of
					development stage
					inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2008	2009	2008	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
License and collaboration revenue	$1,442	$2,357	$2,933	$4,968	$19,136

EXPENSES
Operating Expenses:
Research and development	2,371	1,444	5,246	2,805	27,812
General and administrative	1,575	1,191	3,031	2,769	19,734
Total operating expenses	3,946	2,635	8,277	5,574	47,546

Interest expense	(24)	(20)	(49)	(43)	(188)
Other income (expense), net	118	9	306	42	1,417
Total Other income (expense), net	94	(11)	257	(1)	1,229

Net loss before income taxes	(2,410)	(289)	(5,087)	(607)	(27,181)
Provision for income taxes			2		14
Net loss	$(2,410)	$(289)	$(5,089)	$(607)	$(27,195)

Net loss per share:
Basic and diluted	$(0.11)	$(0.01)	$(0.24)	$(0.03)
Shares used in per share calculations:
Basic and diluted	21,334	21,931	21,311	21,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to June 30,
	2008	2009	2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,089)	$(607)	$(27,195)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	143	172	876
Accretion of discount on short-term investments	(24)		(301)
Net realized gain on sales of short-term investments			(3)
Loss on disposal of property and equipment			121
Stock-based compensation expense for optionsissued to employees and directors	632	340	1,802
Compensation expense for warrants and stockissued for services		245	345
Stock-based compensation expense for optionsand stock issued to non-employees	(11)	79	604
Taxes paid by LLC			1
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(306)	(355)	(764)
Increase (decrease) in accounts payable and accrued liabilities	699	(403)	1,194
(Increase) decrease in deferred revenue	(1,327)	(450)	3,716
Net cash used in operating activities	(5,283)	(979)	(19,604)

Cash flows from investing activities:
Purchases of property and equipment	(493)	(291)	(2,451)
Proceeds from disposal of property and equipment			44
Purchases of short-term investments	(25,123)	(2,688)	(97,232)
Proceeds from maturities and sales of short-term investments	29,681		94,847
Cash acquired in purchase of LLC			516
Net cash provided by (used in) investing activities	4,065	(2,979)	(4,276)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net			11,160
Proceeds from common stock issuances			17
Proceeds from exercise of options and warrants	2	57	1,818
Proceeds from initial public offering, net of costs			17,077
Proceeds from stock subscription receivable			873
Proceeds from issuance of notes			405
Principal payments on capital lease	(18)	(20)	(128)
Proceeds from borrowings under equipment loan	422		1,216
Principal payments on equipment loan	(131)	(178)	(558)
Net cash provided by (used in) financing activities	275	(141)	31,880

Net increase (decrease) in cash and cash equivalents	(943)	(4,099)	8,000
Cash and cash equivalents, beginning of period	10,941	12,099
Cash and cash equivalents, end of period	$9,998	$8,000	$8,000

   The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended		Cumulative Period from July 1, 2002 (date of development stage inception) to
	June 30,		June 30,
	2008	2009	2009
Supplemental disclosure of cash flow information:	(unaudited)	(unaudited)	(unaudited)
Interest paid	$49	$42	$188
Income taxes paid	—	—	—

Non-cash activities:
Issuance of stock, options and warrants for stock offering costs	—	—	$801
Property and equipment acquired under capital lease obligation	$62	—	$229

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a development stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. The Company has discovered and is developing a class of non-antibiotic anti-infective compounds, which it has named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. The Company believes that its Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, the Company’s Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, the Company believes that bacteria are unlikely to develop resistance to its Aganocide compounds.

The Company was incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc. The Company had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, the Company formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. The Company currently operates in one business segment.

In October 2007, the Company completed an initial public offering of its common stock (“IPO”) in which it sold and issued 5,000,000 shares of its common stock at a price to the public of $4.00 per share. The Company raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 9,613,554 shares of common stock. In connection with the IPO, the Company also issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable on or after October 31, 2008 and expire on October 31, 2010.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These condensed statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

 NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues there from. As of June 30, 2009, the Company had not commenced its planned principal operations.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NovaBay Pharmaceuticals Canada, Inc. and DermaBay, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of June 30, 2009, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of United States government, municipal and corporate debt securities. The Company has classified its short-term investments as available-for-sale. The Company does not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. The amortization and accretion, interest income and realized gains and losses are included in other income, net within the consolidated statements of operations. Interest income is recognized when earned.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net loss	$(2,410)	$(289)	$(5,089)	$(607)
Change in unrealized gains (losses) on investments	10	5	27	(3)
Comprehensive loss	$(2,400)	$(284)	$(5,062)	$(610)

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company measures the fair value of financial assets and liabilities based on the guidance of SFAS No. 157, “Fair Value Measurements ,”which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities that are required to be measured at fair value. The adoption of the provisions of SFAS No. 157 did not materially impact the Company’s consolidated financial position and results of operations.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three years for software and seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of their useful life or the life of the lease term. Amortization of assets recorded under capital leases is included in depreciation expense.

The costs of normal maintenance, repairs, and minor replacements are charged to operations when incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of,”which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the discounted expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,”the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition.” In accordance with SAB Topic 13, revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Assuming the elements meet the EITF No. 00-21 criteria for separation and the SAB Topic 13 requirements for recognition, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has continuing involvement through research and development services that are required because its know-how and expertise related to the technology is proprietary to it, or can only be performed by it, then such up-front fees are deferred and recognized over the period of continuing involvement.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included as general and administrative expenses in the Company’s statements of operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. The Company was required to utilize the prospective application method prescribed by SFAS No. 123R, under which prior periods are not revised for comparative purposes. Under the prospective application transition method, non-public entities that previously used the minimum value method of SFAS No. 123 continue to account for non-vested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption. SFAS No. 123R specifically prohibits pro forma disclosures for those awards valued using the minimum value method. The valuation and recognition provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the adoption date that are subsequently modified. The adoption of SFAS No.123R had a material effect on the Company’s financial position and results of operations. See Note 9 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Prior to the adoption of SFAS No. 123R, the Company valued its stock-based awards using the minimum value method and provided pro-forma information regarding stock-based compensation and net income required by SFAS No. 123. The Company did not recognize stock-based compensation expense in its consolidated statements of operations for option grants to its employees or directors for the periods prior to its adoption of SFAS No. 123R because the exercise price of options granted was generally equal to the fair market value of the underlying common stock on the date of grant.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    The Company accounts for stock compensation arrangements with non-employees in accordance with  SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”).

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

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2008	2009
Convertible preferred stock	-	-
Stock options	3,005	3,725
Stock warrants	350	650

Recent Accounting Pronouncements

    In November 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”) which definescollaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. FSP 157-4 also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. FSP 157- 4 applies to all assets and liabilities within the scope of SFAS No. 157. FSP 157-4 is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In June 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance as to the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federalsecurities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its results of operations, financial position, and cash flows.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

There were no short-term investments at December 31, 2008. Short-term investments at June 30, 2009 consisted of the following:

	June 30, 2009
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Corporate bonds	$753	$-	$(1)	$-	$752
Certificates of Deposit	1,935	-	(2)	-	1,933
	$2,688	$-	$(3)	$-	$2,685

Contractual maturities of short-term investments as of June 30, 2009 were as follows:

	June 30, 2009
(in thousands)	Cost	Fair Value
Due in one year or less	$2,688	$ 2,685
Due after 1 year	-	-
Total	$2,688	$ 2,685

We did not recognize any realized gains or losses for the three and six months ended June 30, 2008 and 2009 respectively.  For the cumulative period from July 1, 2002 (date of development stage inception) to June 30, 2009, the Company recognized a net realized gain of $3,000.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s investments measured at fair value on a recurring basis as of June 30, 2009 classified by the SFAS No. 157 valuation hierarchy:

	Fair Value Measurements Using

(in thousands)	Total	Level 1	Level 2	Level 3
Cash Equivalents	$1,054	$1,054	$-	$-
Short-term investments:
Corporate bonds	752	-	752	-
Certificates of Deposit	1,933	-	1,933	-
Total short-term investments	2,685	-	2,685	-
Total	$3,739	$1,054	$2,685	$-

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	June 30,
(in thousands)	2008	2009
Office and laboratory equipment	$1,728	$2,012
Furniture and fixtures	113	113
Software	110	114
Leasehold improvement	143	146
Total property and equipment, at cost	2,094	2,385
Less: accumulated depreciation	(638)	(810)
Total property and equipment, net	$1,456	$1,575

Depreciation expense was $304,000 and $171,656 for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively and $875,656 for the cumulative period from July 1, 2002 (dateof development stage inception) to June 30, 2009.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2007, the Company commenced a lease for a portion of its laboratory equipment. This arrangement is accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

	December 31,	June 30,
(in thousands)	2008	2009
Office and laboratory equipment	$229	$229
Less: accumulated depreciation	(47)	(64)
Capital lease assets, net	$182	$165

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	June 30,
(in thousands)	2008	2009
Research and development	$509	$109
Employee payroll and benefits	423	201
Professional fees	182	64
Other	52	262
Total accrued liabilities	$1,166	$636

NOTE 6. EQUIPMENT LOAN

During April 2007, the Company entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of this loan is to finance equipment purchases, principally in the build-out of the Company’s laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. In April 2008, the agreement was extended to April 2009, and as a result no further borrowings are permitted on this loan.  There are no loan covenants specified in the agreement.

As of June 30, 2009, the Company had an outstanding equipment loan balance of $658,095 carrying a weighted-average interest rate of 10.95%.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under operating leases which expire at various dates through 2015. Rent expense was $189,288 and $358,288 for the three and six months ended June 30, 2008. Rent expense was $213,504 and $439,722 for the three and six months ended June 30, 2009.  For the cumulative period from July 1, 2002 (date of development stage inception) to June 30, 2009, rent expense was $2,381,254.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2009 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, the Company issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, the Company issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, the Company issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, the Company issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of the Company’s IPO in October 2007. In connection with the IPO, the Company amended its articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2008, and June 30, 2009 there were no shares of preferred stock outstanding.

Common Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2008, and June 30, 2009. In August 2007, the Company filed an amendment to its articles of incorporation to effect a 1-for-2 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the condensed consolidated financial statements and footnotes have been restated to reflect the reverse stock split. In October 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 5,000,000 shares of its common stock at a price to the public of $4.00 per share. The Company raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants

At June 30, 2009, there were outstanding warrants to purchase 650,000 shares of common stock at a weighted-average exercise price of $4.00 per share.

NOTE 9. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan.   Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2009. As of June 30, 2009, there were 1,135,952 shares available for future grant under the 2007 Plan.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and, if granted to an owner of more than 10% of the Company’s stock, then not less than 110%. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years while options granted to directors and consultants typically vest over a shorter period, subject to continued service. All of the options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. The Company issues new shares to satisfy option exercises under the plans.

Stock Option Summary

    The following table summarizes information about the Company’s stock options outstanding at June 30, 2009 and activity during the six month period then ended.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,371	$1.71
Options granted	474	$1.75
Options exercised	(89)	$0.64
Options forfeited/cancelled	(128)	$2.14
Outstanding at June 30, 2009	3,628	$1.72	6.7	$ 2,688
Vested and expected to vest at June 30, 2009	3,581	$1.70	6.7	$ 2,680
Vested at June 30, 2009	2,140	$1.31	5.5	$ 2,311
Exercisable at June 30, 2009	2,381	$1.48	5.7	$ 2,346

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Amex as of June 30, 2009. The Company received cash payments for the exercise of stock options in the amount of $10,000 and $57,000 during the three and six months ended June 30, 2009, respectively, and the aggregate intrinsic value of stock option awards exercised was $101,000 and $110,000, respectively for the same periods, as determined at the date of option exercise.  For both the three months and six months ended June 30, 2008, the Company received cash payments in the amount of $132,700 and the aggregate intrinsic value of stock option awards exercised was $78,000.

The options outstanding and vested by exercise price at June 30, 2009 were as follows (number of options in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Vested	Weighted-Average Exercise Price
$0.20	494	2.6	$0.20	494	$0.20
$0.30	318	4.5	$0.30	318	$0.30
$0.56	192	4.9	$0.56	184	$0.56
$0.94-$1.56	504	8.2	$1.35	170	$1.12
$1.70-$1.95	1,103	7.8	$1.81	569	$1.70
$2.00-$2.41	356	6.0	$2.27	115	$2.22
$3.56-$4.00	661	8.5	$3.27	290	$3.73
	3,628	6.7	$1.72	2,140	$1.31

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Six Months Ended June 30,
Assumption	2008	2009
Expected price volatility	70%	84%
Expected term (in years)	6.1	6.1
Risk-free interest rate	3.2%	1.9%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.12	$1.13

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

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to SAB No. 110. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. An increase in the expected life will increase the value of the option granted and the related compensation expense.

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the value of the option granted and the related compensation expense.

Dividend Yield— The Company has  not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the value of the option granted and the related compensation expense.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the six months ended June 30, 2009 and 2008, the Company applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the three months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense of $173,000 and $166,000, respectively, for option awards to employees and directors.  For the six months ended June 30, 2009 and 2008, the Company recognized $340,000 and $343,000 respectively.  As of June 30, 2009, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.6 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 2.7 years.

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

In accordance with these provisions, the Company issued 106,381 and 35,124 shares of common stock to independent directors during the six months ended June 30, 2009 and 2008 respectively. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $32,687 and $170,370 for common stock awards to directors during the three and six months ended June 30, 2009, and $39,170 and $93,286 respectively, during the three and six months ended June 30, 2008.

Summary of Stock-Based Compensation Expense

Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began recognizing stock-based compensation expense in the statements of operations for all employee and director equity awards granted or modified on or after the adoption date. Stock-based compensation expense is classified in the statements of operations in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2009	2008	2009
Research and development	$96	$92	$205	$178
General and administrative	109	81	232	162
Total stock-based compensation expense	$205	$173	$437	$340

Stock-Based Awards to Non-Employees

    During the three months and six months ended June 30, 2009 the Company granted options to purchase an aggregate of 120,000 and 180,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. There were no grants to non-employees in the six months ended June 30, 2008. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30,
Assumption	2009
Expected price volatility	88%
Expected term (in years)	5.7
Risk-free interest rate	1.9%
Dividend yield	0.0%
Weighted-average fair value of options granted during the period	$1.47

For the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense of $23,000 and $79,000, respectively, related to non-employee option grants. For the three months and six months ended June 30, 2008 the Company reversed previously recognized expense of $1,000 and $21,000 due to the required revaluation of unvested non-employee grants.  For the first six months of 2008, there were no non-employee stock option grants.

NOTE 10. COLLABORATION AND LICENSE AGREEMENTS

Alcon Manufacturing, Ltd.

In August 2006, the Company entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (“Alcon”) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. This up-front fee was recorded as deferred revenue and is being amortized into revenue on a straight-line basis over the four-year funding term of the agreement, through August 2010. Additionally, the Company will receive semi-annual payments to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. The Company’s obligation to perform research and development activities under the agreement expires at the end of the four year funding term. As product candidates are developed and proceed through clinical trials and approval, the Company will receive milestone payments. If the products are commercialized, the Company will also receive royalties on any sales of products containing the Aganocide compound. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized under the Alcon agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2009	2008	2009
Amortization of Upfront Technology Access Fee	$625	$625	$1,250	$1,250
On-going Research and Development (FTE)	675	982	1,350	1,718
Materials, Equipment, and Contract Study Costs	108	-	260
Milestone payments	-	-		1,000
Total	$1,408	$1,607	$2,860	$3,968

At December 31, 2008 and June 30, 2009, the Company had deferred revenue balances of $4.2 million and $2.9 million, respectively, related to the Alcon agreement which was comprised of  the upfront technology access fee for all periods shown.

Galderma

On March 25, 2009, the Company announced that it entered into an agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets where the Company has commercialization rights, and North America, where the Compnay has an option to exercise co-promotion rights.   Galderma will be responsible for the development costs of the acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds.  If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase. .  The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009.

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2009	2008	2009
Amortization of Upfront Technology Access Fee	$-	$150	$-	$200
On-going Research and Development (FTE)	-	600	-	800
Materials, Equipment, and Contract Study Costs	-	-	-
Milestone payments	-	-		-
Total	$-	$750	$-	$1,000

The Company had deferred revenue balances of $0 and $.8 million respectively, at December 31, 2008 and June 30, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee. As of June 30, 2009, the Company had not earned or received any milestone or royalty payments under the Galderma agreement.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KCI International VOF GP

In June 2007, the Company entered into a license agreement with an affiliate of Kinetic Concepts, Inc. (“KCI”), under which the Company granted KCI the exclusive rights to develop, manufacture and commercialize NVC-101, or NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to the Company a non-refundable technology access fee of $200,000. The up-front technology access fee was recorded as deferred revenue and has been amortized into revenue on a straight-line basis over the 18-month performance obligation period, through December 2008. Under the agreement, the Company is also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, the Company is entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, the Company will also receive royalty payments based on net revenues from sales by KCI of such products. KCI has the right to terminate the agreement without penalty upon 60 days’ notice. The Company has the right to terminate the agreement if KCI has not commercially launched a product incorporating NVC-101, or any other product containing hypochlorous acid, within 18 months of the date of the agreement. Both parties have the right to terminate the agreement for breach upon 60 days’ notice. As of December 31, 2008 all of the upfront fees related to KCI have been fully amortized.

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through June 30, 2009.

NOTE 12. INCOME TAXES

    As of December 31, 2008 the Company had net operating loss carryforwards for both federal and state income tax purposes of $20.0 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2014 and 2027. Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

The Company tracks the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are not included in gross or net deferred tax assets. Pursuant to SFAS No. 123R, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The Company elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises under SFAS No. 123R. These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable.

Uncertain Income Tax Positions

    In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of thebeginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

 NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of adoption. The Company has no unrecognized tax benefit as of December 31, 2008, including no accrued amounts for interest and penalties. The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

NOTE 13. SUBSEQUENT EVENTS

In June 2009 the Company filed a shelf registration statement on Form S-3 registering up to $20,000,000 of its securities, which may be in the form of common stock, preferred stock, warrants or debt securities, or units comprising a combination of such securities.  The shelf registration statement was declared effective in August 2009.

    On July 6, 2009, Pathogenics, Inc. filed a complaint against the Company in the United States District Court for the District of Massachusetts, asserting that the Company breached a contract, dated April 7, 2009, between the Company and Pathogenics because the Company did not register 250,000 shares of Company common stock issued to Pathogenics pursuant to such agreement on the Company’s recently filed universal shelf registration statement referred to above. Under such agreement, the Company terminated its commercial relationship with Pathogenics for consideration, including the issuance of such 250,000 shares of common stock. The agreement provides Pathogenics with registration rights in certain circumstances. Pathogenic’s compliant seeks monetary damages and certain injunctive relief, including an order to compel registration of the shares held by Pathogenics and enjoin the Company’s registration of stock. The Company has not been served with the complaint, and on August 13, 2009 the parties entered into a settlement agreement, settling the matter.

    In July 2009, the Company announced that Alcon has begun treating patients in a Phase 2 clinical trial of NovaBay’s patented lead Aganocide® compound, NVC-422, for viral conjunctivitis, a type of “pink eye.”

    The Company has evaluated events that occurred through August 14, 2009, the date of issuance of these condensed consolidated financial statements, for inclusion or disclosure in its condensed consolidated financial statements.

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

Overview

We are a development stage biopharmaceutical company focused on developing innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

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

On March 25, 2009, we announced that we entered into an agreement with Galderma S. A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets, , where we have has commercialization rights, and North America, where we have an option to exercise co-promotion rights.  Galderma will be responsible for the development costs of  acne and other indications, except in Japan, in which Galderman has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has  right to promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds. If products are commercialized under this agreement then NovaBay will receive royalties whose rates escalate as sales increase. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Our business model is to develop our Aganocide compounds and enter into collaboration and license agreements with other entities for different indications using our Aganocide compounds.  For example, in June 2007, we entered into a license agreement with Kinetic Concepts, Inc. ( KCI), under which KCI paid to us a non-refundable technology access fee of $200,000. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. We have not received any milestone or other payments under this agreement since the initial technology access fee.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the technology access fee from Alcon. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of June 30, 2009, we had an accumulated deficit of $27.2 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In April 2009, NovaBay announced an exclusive agreement with Professors Markus Nagl M.D. and Waldemar Gottardi, Ph.D. of the Medical University of Innsbruck, Austria that broadens NovaBay’s intellectual property portfolio and could expand clinical opportunities and accelerate clinical timelines for the Aganocide compounds.  Under the terms of the agreement, NovaBay gains access to clinical research, publications and patents on the uses of N-chlorotaurine (NCT), a natural antimicrobial produced by the body’s white blood cells and the biological basis for NovaBay’s Aganocides, in multiple disease indications.

In June 2009 we filed a shelf registration statement on Form S-3 registering up to $20,000,000 of  our securities, which may be in the form of common stock, preferred stock, warrants or debt securities, or units comprising a combination of such securities.  The shelf registration statement was declared effective in August 2009.

    In July 2009, we announced that Alcon has begun treating patients in a Phase 2 clinical trial of NovaBay’s patented lead Aganocide® compound, NVC-422, for viral conjunctivitis, a type of “pink eye.”

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim reporting. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, income taxes, intangible assets, long-term service contracts and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, , and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.  We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008  and June 30, 2009

License and Collaboration Revenue

Total license and collaboration revenue was $2.4 million for the three months ended June 30, 2009, compared to $1.4 million for the three months ended June 30, 2008, and was $5.0 million for the six months ended June 30, 2009, compared to $2.9 million for the six months ended June 30, 2008. License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma for amortization of the upfront technology access fees, milestones, and other amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront fee of $1.0 million from Galderma is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, through October 2010.  The upfront technology access fee from KCI of $200,000 has been amortized on a straight-line basis over 18 months through December 2008.

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

Research and Development

Total research and development expenses decreased by 39% to $1.4 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008.  Total research and development expenses decreased by 47% to $2.8 million for the six months ended June 30, 2009 from $5.2 million for the six months ended June 30, 2008. The decreases for each of the three and six month periods  were primarily due to delayed research, development, and clinical expenses.

We expect to incur increased research and development expenses in the second half of 2009 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during the latter half of 2009 in connection with the common cold, dermatology, and catheter associated urinary tract infections programs.

General and Administrative

Total general and administrative expenses decreased by 24% to $1.2 million for the three months ended June 30, 2009 compared to $1.6 million for the three months ended June 30, 2008.   Total general and administrative expenses decreased by 9% to $2.8 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008.  General and administrative expenses were lower overall for each of the three and six month periods due to decreased headcount and unfilled positions offset by increases in spending on legal costs and Sarbanes-Oxley implementation.

We expect that general and administrative expenses will increase during the second half of 2009 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a growing public company.

Other Income (Expense), Net

Other income(expense), net decreased to $ (11,000) for the three months ended June 30, 2009 from $94,000 for the three months ended June 30, 2008. Other income/(expense), net decreased to ($1,000) for the six months ended June 30, 2009 from $257,000 for the six months ended June 30, 2008. This decrease was primarily attributable to the liquidation of short term investments in the fourth quarter of 2008, with repurchases of short term investments in February 2009 with lower rates of return which resulted in less interest income in the first six months of 2009. Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. See “Note 3-Short Term Investments.”

We expect that other income (expense), net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $27.2 million since inception through June 30, 2009. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock and our initial public offering. We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, optic and sinus fields are $19.0 million, $12.0 million and $39.0 million, respectively. In January 2009, we received $1.0 million for the non-rejection of an IND application related to its optic indication. However, we cannot predict when, if ever, future milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2009 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. In April 2008, the agreement was extended through April 2009 , and as a result no further borrowings are permitted on this loan.  There are no loan covenants specified in the agreement. As of June 30, 2009, we had an outstanding equipment loan balance of $658,095 carrying a weighted-average interest rate of 10.95%. The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

In March 2009, we entered into a license agreement with Galderma. Under the terms of the agreement, we have received an initial upfront payment of $1.0 million. In addition, Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds.

Cash and Cash Equivalents

As of June 30, 2009, we had cash, cash equivalents, and short-term investments of $10.7 million compared to $12.1 million at December 31, 2008.

Cash Flows

        The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2008 and 2009.

	Six Months Ended
	June 30,
(in thousands)	2008	2009
Cash provided by (used in):
Operating activities	$5,283)	$(979)
Investing activities	4,065	(2,979)
Financing activities	275	(141)
Capital expenditures (included in investing activities above)	(493)	(291)

Cash Used in Operating Activities

For the six months ended June 30, 2008 cash used in operating activities of $5.3 million was primarily attributable to our research and development and general and administrative expenses in running our company. For the six months ended June 30, 2009, cash used in operating activities was only $1.0 million, due to  the receipt of milestone and other cash payments from collaborative agreements, which  offset for the most part our research and development and general and administrative expenses.

Cash Used in (Provided by) Investing Activities

For the six months ended June 30, 2008, cash provided by investing activities of $4.1 million was attributable to sales or maturities of short-term investments (net of purchases) of $4.6 million and purchases of property and equipment of $493,000.

For the six months ended June 30, 2009, cash used in investing activities of $2.9 million was attributable to purchases of short-term investments of $2.7 million and purchases of property and equipment of $291,000.

Cash Provided by( Used in) Financing Activities

Our financing activities provided cash of $275,000 in the six months ended June 30 2008. Our financing activities for the six months ended June 30, 2008 primarily consisted of $422,000 from borrowings under an equipment loan, offset by $131,000 in principal payments on an equipment loan and $18,000 in payments on capital leases.

Net cash used in financing activities of $141,000 for the six months ended June 30, 2009 was primarily attributable to the payments on the equipment loan and capital lease, offset by proceeds from stock issuances related to the exercise of stock options.

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

Contractual Obligations

Our commitments consist of an operating lease, a capital lease, and an equipment loan.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2015. Our commitment for a capital lease consists of the total payments due under one lease of laboratory equipment. The capital lease amount of $33,589 includes $1,482 of interest payments over the remaining term of the lease. Our commitment for the equipment loan consists of the total payments due under the loan facility of $725,001. This amount includes $66,906 of interest payments over the remaining term of the loan.
    We expect the total cash, cash equivalents and short-term investments, along with committed funding under our license agreement from Alcon, will be sufficient to fund cash requirements for the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, and has concluded that there was no change during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 6, 2009, Pathogenics, Inc. filed a complaint against our company in the United States District Court for the District of Massachusetts, Case No. 09-CV-11142-RGS. The complaint asserts that we breached a contract, dated April 7, 2009, between Novabay and Pathogenics because we did not register 250,000 shares of Novabay common stock issued to Pathogenics pursuant to such agreement on the our recently filed universal shelf registration statement. Under such agreement, Novabay terminated its commercial relationship with Pathogenics for consideration, including the issuance of such 250,000 shares of common stock. The agreement provides Pathogenics with registration rights in certain circumstances. Pathogenic’s compliant seeks monetary damages and certain injunctive relief, including an order to compel registration of the shares held by Pathogenics and enjoin our registration of stock. We have not been served with the complaint, and on August 13, 2009 the parties entered into a settlement agreement settling the matter. Novabay does not consider this matter to be material.

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009, except that the risk factor relating to shares subject to lock up agreements held by certain of our officers and directors has been revised to reflect the previous release of the majority of these shares from the lock up agreements.

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC when assessing our business and the forward-looking statements made in this Quarterly Report on Form 10-Q.  The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Relating to Our Business

Current worldwide economic conditions may limit our access to capital, adversely affect our business and financial condition, as well as further decrease our stock price.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although the impact of the downturn on our business is uncertain at this time, the downturn may adversely affect our business and operations in a number of ways, including making it more difficult for us to raise capital as well as making  it more difficult to enter into collaboration agreements with other parties. Like many other stocks, our stock price has been subject to fluctuations and has decreased substantially in recent months. Our stock price could further decrease due to concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn.

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

We have incurred net losses since our inception. For the years ended December 31, 2006, 2007 and 2008 we had net losses of approximately $5.3 million, $5.4 million, and $8.1million, respectively. Through June 30, 2009, we had an accumulated deficit of approximately $27.2 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. Since our inception, we have not generated revenue, except for modest revenue in 2006, 2007, 2008 and first six months of 2009 relating to three research and development collaboration and license agreements. We have incurred substantial research and development expenses, which were approximately $4.1 million, $7.4 million, and $9.6 million for the years ended December 31, 2006, 2007, and 2008, respectively and $2.8 million for the six months ended June 30, 2009.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all.  We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Before we can develop and commercialize any new products, we will need to expend significant resources to:

•	undertake and complete clinical trials to demonstrate the efficacy and safety of our product candidates;
•	maintain and expand our intellectual property rights;
•	obtain marketing and other approvals from the FDA and other regulatory agencies; and
•	select collaborative partners with suitable manufacturing and commercial capabilities

The process of developing new products takes several years. Our product development efforts may fail for many reasons, including:

•	the failure of our product candidates to demonstrate safety and efficacy;
•	the high cost of clinical trials and our lack of financial and other resources; and
•	our inability to partner with firms with sufficient resources to assist us in conducting clinical trials.

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

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. We are also required to comply with marketplace rules and the heightened corporate governance standards of the NYSE Amex. Compliance with these rules has been expensive, and there are additional rules with which we have not yet needed to comply but which we will need to comply with in the future.  For example, for the 2008 Annual Report on  Form 10-K we were not required to have our independent auditors audit our internal control over financial reporting, but in the current year we are required to do so. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our Annual Report on Form 10-K for 2009, or our business grows and we are not able to comply with accelerated reporting obligations, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute our shareholders’ interests in us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions by incurring indebtedness. Additional funds may not be available on terms that are favorable to us, or at all.

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

We will aim to obtain regulatory approval in the United States as well as in other countries. To obtain regulatory approval to market our proposed products outside of the United States, we and any collaborator must comply with numerous and varying regulatory requirements in other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ significantly from that required to obtain FDA approval. The regulatory approval process in other countries includes all of the risk associated with FDA approval as well as additional, presently unanticipated risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects associated with regulatory approval in the United States, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the product may be marketed. In addition, failure to comply with applicable regulatory requirements in other countries can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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

As a result of our clinical development, we will have access to very sensitive data regarding the patients enrolled in our clinical trials. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act, or HIPAA, create national standards to protect patients’ medical records and other personal information in the United States. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies like NovaBay. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to function profitably in the future.

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

    As of June 30, 2009, our officers and directors collectively controlled approximately 4,085,037 shares of our outstanding common stock (and approximately 5,033,130 shares of our common stock when including options held by them which were exercisable as of or within 60 days of June 30, 2009). Furthermore, as of June 30, 2009, our largest shareholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,127,700 shares or 14.2% of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

Future sales of shares by our chief executive officer could cause the market price of our common stock to drop significantly, even if our business is doing well.

A total of 935,250 shares held by our chief executive officer will become eligible for sale in the public market on October 25, 2009, as the shares are released from a lock-up agreement with the underwriters in our initial public offering.

In addition, at any time and without public notice, we and the underwriters may release, at our respective discretions, all or some of the securities subject to the lock-up agreement, subject to applicable regulatory requirements. As the restriction on resale ends, the market price of our stock could drop significantly if our chief executive officer sells the shares or is perceived by the market as intending to sell them. These declines in our stock price could occur even if our business is otherwise doing well.

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

Our amended and restated articles of incorporation and bylaws and California law contain provisions that could discourage a third party from making a takeover offer that is beneficial to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 24, 2009, we issued an aggregate of 250,000 shares of our common stock to Pathogenics, Inc. in exchange for the termination of an agreement between NovaBay and Pathogenics.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Pathogenics represented that it was an “accredited investor” as that term is defined in the rules promulgated under the Securities Act of 1933, as amended.

Use of Proceeds from Sales of Registered Securities

On October 24, 2007, a Registration Statement on Form S-1 (File. No. 333-140714) relating to our initial public offering was declared effective by the SEC. The closing was held October 31, 2007.   The net proceeds to NovaBay from the offering were approximately $17.1 million.   From the effective date of the registration statement until June 30, 2009, we estimate we have used $9.35 million for research and development, $2.1 million for working capital and $2.6 million for other general purposes. The remaining estimated $2.7 million have been invested in various interest-bearing money market accounts and marketable securities.

The amounts reflected above included expenditures for:  the Phase I and II clinical development of NVC-422 in pre-surgical nasal preparation;  pre-clinical, Phase I and initial Phase II studies of NVC-422 in the prevention of catheter associated urinary tract infections; and pre-clinical studies to select among additional indications to be taken into development . These expenditures did not represent a material change from the use of proceeds described in the prospectus related to the offering.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held an Annual Meeting of our Stockholders on June 4, 2009, at which the following occurred:

     ELECTION OF CLASS II DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Charles Cashion, Alex McPherson and Tony Wicks as Class II directors to serve for a three-year term.  The votes on the matters were as follows:

NOMINEE	FOR	WITHHELD

Charles Cashion	15,348,223	8,831
Alex T. McPherson	15,344,235	12,819
Tony Wicks	15,348,140	8,914

The terms of office of our other directors continued after the meeting.  These directors are:  Ramin (“Ron”) Najafi, Ph.D., Anthony Dailley, D.D.S., Paul E. Freiman, Harry F. Hixson, Jr., and Robert R. Tufts.

ITEM 6.	EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: August 13, 2009	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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