Form 10-Q
period 2009-11-12
NovaBay Pharmaceuticals, Inc.
filed 2009-11-12
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 23,253,235 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

SIGNATURES

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma ®, Aganocide®, NovaBay™, AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	September 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 12,099	$ 10,630
Short-term investments (Note 3)	-	1,050
Accounts receivable and other receivables	-	1,037
Prepaid expenses and other current assets	414	740
Total current assets	12,513	13,457
Property and equipment, net (Note 4)	1,456	1,784
TOTAL ASSETS	$ 13,969	$ 15,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$ 406	$ 314
Accrued liabilities (Note 5)	1,166	965
Capital lease obligation (Note 4)	42	18
Equipment loan (Note 6)	366	397
Deferred revenue	2,500	3,742
Total current liabilities	4,480	5,436
Capital lease obligation - non-current (Note 4)	7	-
Equipment loan - non-current (Note 6)	470	168
Deferred revenue - non-current	1,667	50
Total liabilities	6,624	5,654

Stockholders' Equity:

Common stock, $0.01 par value; 65,000 and 65,000 shares authorized at December 31, 2008 and September 30, 2009, respectively, 21,471 and 23,251 issued and outstanding at December 31, 2008 and September 30, 2009, respectively	215	233
Additional paid-in capital	33,718	36,661
Accumulated deficit during development stage	(26,588)	(27,307)
Total stockholders' equity	7,345	9,587
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,969	$ 15,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative Period
					from July 1, 2002
					(date of
					development stage
					inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2008	2009	2008	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
License and collaboration revenue	$1,592	$3,224	$4,526	$8,192	$22,360

EXPENSES
Operating Expenses:
Research and development	1,614	2,004	6,861	4,809	29,816
General and administrative	1,544	1,309	4,575	4,078	21,043
Total operating expenses	3,158	3,313	11,436	8,887	50,859

Interest expense	(28)	(56)	(77)	(98)	(244)
Other income (expense), net	105	34	411	75	1,450
Total Other income (expense), net	77	(22)	334	(23)	1,206

Net loss before income taxes	(1,489)	(111)	(6,576)	(718)	(27,293)
Provision for income taxes	-	-	2	-	14
Net loss	$(1,489)	$(111)	$(6,578)	$(718)	$(27,307)
Net loss per share:
Basic and diluted	$(0.07)	$(0.00)	$(0.31)	$(0.03)
Weighted average shares used in per share calculations:
Basic and diluted	21,443	23,251	21,313	22,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to
	2008	2009	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,578)	$(718)	$(27,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	268	972
Accretion of discount on short-term investments	(40)	-	(301)
Net realized gain loss on sales of short-term investments	(4)	-	(3)
Loss on disposal of property and equipment	-	-	121
Stock-based compensation expense for options issued to employees and directors	667	514	1,976
Compensation expense for warrants and stock issued for services	44	286	386
Stock-based compensation expense for options and stock issued to non-employees	(9)	138	663
Taxes paid by LLC	-	-	1

Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(354)	(1,363)	(1,772)
Increase (decrease) in accounts payable and accrued liabilities	524	(293)	1,304
(Increase) decrease in deferred revenue	(1,510)	(376)	3,791
Net cash used in operating activities	(7,038)	(1,544)	(20,169)

Cash flows from investing activities:
Purchases of property and equipment	(521)	(596)	(2,756)
Proceeds from disposal of property and equipment	-	-	44
Purchases of short-term investments	(32,103)	(1,050)	(95,594)
Proceeds from maturities and sales of short-term investments	40,129	-	94,847
Cash acquired in purchase of LLC	-	-	516
Net cash provided by (used in) investing activities	7,505	(1,646)	(2,943)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	-	-	11,160
Proceeds from common stock issuances	-	-	17
Proceeds from exercise of options and warrants	153	78	1,839
Proceeds from initial public offering, net of costs	-	-	17,077
Proceeds from shelf offering, net of costs	-	1,945	1,945
Proceeds from stock subscription receivable	-	-	873
Proceeds from issuance of notes	-	-	405
Principal payments on capital lease	(28)	(31)	(139)
Proceeds from borrowings under equipment loan	422	-	1,216
Principal payments on equipment loan	(216)	(271)	(651)
Net cash provided by financing activities	331	1,721	33,742
Net increase (decrease) in cash and cash equivalents	798	(1,469)	10,630
Cash and cash equivalents, beginning of period	10,941	12,099	-
Cash and cash equivalents, end of period	$11,739	$10,630	$10,630
   The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months September 30,Ended		Cumulative Period from July 1, 2002 (date of development stage inception) to September 30,
Supplemental disclosure of cash flow information:	2008 (unaudited)	2009 (unaudited)	2009 (unaudited)
Interest paid	$76	$98	$244
Income taxes paid	—	2	2
Non-cash activities:
Issuance of stock, options and warrants for stock offering costs	—	—	$801
Property and equipment acquired under capital lease obligation	$62	—	$229

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

In August 2009, the Company completed a sale of equity securities from its shelf registration statement (“Shelf Registration Offering”) in which the Company sold and issued 1,225,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock.  The purchase price for each unit was $2.00.  Each warrant has an exercise price of $2.75 per share, and will be exercisable 180 days after issuance and will expire five years from the date of issuance.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the Shelf Registration Offering.  The Company raised a total of $2.5 million from the Shelf Registration Offering, or approximately $ 1.9 million in net proceeds after deducting underwriting commissions of $156,000 and other offering costs of $348,761.

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

The financial statements have been prepared under the guidelines for  Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues there from. As of September 30, 2009, the Company had not commenced its planned principal operations.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of September 30, 2009, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on investments. At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on investments. Comprehensive loss for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net loss	$(1,489)	$(111)	$(6,578)	$(718)
Change in unrealized gains (losses) on investments	7	3	34	-
Comprehensive loss	$(1,482)	$(108)	$(6,544)	$(718)

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

       The Company measures the fair value of financial assets and liabilities based on authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions for non-financial assets and liabilities that are required to be measured at fair value. The adoption of these provisions did not materially impact the Company’s consolidated financial position and results of operations.

 Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is also established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.   There are three levels of inputs that may be used to measure fair value:

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets by considering whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the discounted expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

       License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with authoritative guidance,  the Company analyzes its multiple element arrangements to determine whether the element can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.  Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Assuming the elements meet the revenue recognition guidelines the revenue recognition methodology prescribed for each unit of accounting is summarized below:

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

Funded Research and Development—Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue.and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted new authoritative accounting guidance requiring the recognition of the fair value of stock-based compensation.  Under this guidance, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. The Company was required to utilize the prospective application method, under which prior periods are not revised for comparative purposes. Under this method, non-public entities that previously used the minimum value method continued to account for non-vested equity awards outstanding at the date of adoption in the same manner as they had been accounted for prior to adoption. See Note 9 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

        The Company is required to account for stock compensation arrangements with non-employees by recording their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Net Income (Loss) per Share

The Company computes net income (loss) per share  by presenting both basic and diluted earnings (loss) per share (“EPS”).

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

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Nine Months Ended
	September 30,
(In thousands)	2008	2009
Convertible preferred stock	-	-
Stock options	3,502	3,827
Stock warrants	650	1,875

Recent Accounting Pronouncements

     During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s  results of operations, financial condition, or cash flows.

    In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices.  The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company is currently evaluating the effect that this guidance will have on consolidated financial position and results of operations.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events.  This statement is effective for the Company’s third quarter ended September 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements.  See Note 13 for the required disclosures.

    In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This  provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification  applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements.  It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

    In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

There were no short-term investments at December 31, 2008. Short-term investments at September 30, 2009 consisted of the following:

	September 30, 2009
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment	Fair Value
Certificates of Deposit	1,050	-	-	-	1,050
	$1,050	$-	$-	$-	$1,050

Contractual maturities of short-term investments as of September 30, 2009 were as follows:

	September 30, 2009
(in thousands)	Cost	Fair Value
Due in one year or less	$1,050	$1,050
Due after 1 year	-	-
Total	$1,050	$1,050

We did not recognize any realized gains or losses for the three and nine months ended September 30, 2008 and 2009 respectively.  For the cumulative period from July 1, 2002 (date of development stage inception) to September 30, 2009, the Company recognized a net realized gain of $3,000.

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

        The following table presents the Company’s investments measured at fair value on a recurring basis as of September  30, 2009:

	Fair Value Measurements Using

(in thousands)	Total	Level 1	Level 2	Level 3
Cash Equivalents	$10,630	$10,630	$-	$-
Short-term investments:
Certificates of Deposit	1,050	-	1,050	-
Total short-term investments	1,050	-	1,050	-
Total	$11,680	$10,630	$1,050	$-

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
(in thousands)	2008	2009
Office and laboratory equipment	$1,728	$2,312
Furniture and fixtures	113	113
Software	110	119
Leasehold improvement	143	146
Total property and equipment, at cost	2,094	2,690
Less: accumulated depreciation	(638)	(906)
Total property and equipment, net	$1,456	$1,784

       Depreciation expense was $304,000 and $268,454 for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively and $972,454 for the cumulative period from July 1, 2002 (date of development stage inception) to September 30, 2009.

During the first quarter of 2007, the Company commenced a lease for a portion of its laboratory equipment. This arrangement is accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

	December 31,	September 30,
(in thousands)	2008	2009
Office and laboratory equipment	$229	$229
Less: accumulated depreciation	(47)	(72)
Capital lease assets, net	$182	$157

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
(in thousands)	2008	2009
Research and development	$509	$48
Employee payroll and benefits	423	370
Professional fees	182	286
Other	52	261
Total accrued liabilities	$1,166	$965

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

As of September 30, 2009, the Company had an outstanding equipment loan balance of $565,308 carrying a weighted-average interest rate of 10.98%.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under operating leases which will all expire on October  31, 2015. Rent expense was $158,000 and $516,000 for the three and nine months ended September 30, 2008. Rent expense was $213,504 and $653,226 for the three and nine months ended September 30, 2009.  For the cumulative period from July 1, 2002 (date of development stage inception) to September 30, 2009, rent expense was $2,594,918.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2009 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, the Company issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, the Company issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, the Company issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, the Company issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of the Company’s IPO in October 2007. In connection with the IPO, the Company amended its articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2008, and September 30, 2009 there were no shares of preferred stock outstanding.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

    Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2008, and September 30, 2009. In August 2007, the Company filed an amendment to its articles of incorporation to effect a 1-for-2 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the condensed consolidated financial statements and footnotes have been restated to reflect the reverse stock split. In October 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 5,000,000 shares of its common stock at a price to the public of $4.00 per share. The Company raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  The Company sold and issued 1,225,000 units of its common stock at a price of $2.00 per unit from a Shelf Registration Offering.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock.  The Company raised a total of $2.5 million from the Shelf Registration Offering, or approximately $1.9 million in net proceeds after deducting underwriting commissions of $156,000 and other offering costs of $348,761.

Stock Warrants

At September 30, 2009, there were outstanding warrants to purchase 650,000 shares of common stock at a weighted-average exercise price of $4.00 per share.   Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from the registered direct shelf offering of August 26, 2009 at the exercise price of $2.75 per share.

NOTE 9. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan.   Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2009. As of September 30, 2009, there were 732,912 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Summary

    The following table summarizes information about the Company’s stock options outstanding at September 30, 2009 and activity during the nine-month period then ended.

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,371	$1.71
Options granted	734	$1.79
Options exercised	(119)	$0.62
Options forfeited/cancelled	(189)	$1.81
Outstanding at September 30, 2009	3,797	$1.75	6.9	$1,668
Vested and expected to vest at September 30, 2009	3,655	$1.72	6.9	$1,666
Vested at September 30, 2009	2,313	$1.41	5.7	$1,561
Exercisable at September 30, 2009	2,521	$1.55	5.8	$1,574

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Amex as of September 30, 2009. The Company received cash payments for the exercise of stock options in the amount of $20,000 and $78,000 during the three and nine months ended September 30, 2009, respectively, and the aggregate intrinsic value of stock option awards exercised was $38,000 and $148,000, respectively for the same periods, as determined at the date of option exercise.  For the three months and nine months ended September 30, 2008, the Company received cash payments in the amount of $11,000 and $143,900 respectively, and the aggregate intrinsic value of stock option awards exercised was $25,000 and $103,000, respectively, for the same periods.

The options outstanding and vested by exercise price at September 30, 2009 were as follows (number of options in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Vested	Weighted-Average Exercise Price
$0.20	494	2.4	$0.20	494	$0.20
$0.30	318	4.3	$0.30	318	$0.30
$0.56	162	4.7	$0.56	154	$0.56
$1.20-$1.56	504	8.5	$1.39	175	$1.24
$1.70-$1.95	1,245	7.8	$1.83	702	$1.75
$2.00-$2.41	415	8.6	$2.25	141	$2.25
$3.56-$4.00	659	8.2	$3.72	329	$3.73
	3,797	6.9	$1.75	2,313	$1.41

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

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Nine Months Ended September 30,
Assumption	2008	2009
Expected price volatility	70%	86%
Expected term (in years)	6.1	6.1
Risk-free interest rate	3.1%	2.2%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$1.57	$1.27

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

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the nine months ended September 30, 2009 and 2008, the Company applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the three months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $173,837 and $157,672, respectively, for option awards to employees and directors.  For the nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $513,957 and $500,945 respectively.   As of September 30, 2009, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.7 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 2.6 years.

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

In accordance with these provisions, the Company issued 126,675 and 106,381 shares of common stock to independent directors during the nine months ended September 30, 2009 and 2008, respectively. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $40,794 and $211,163 for common stock awards to directors during the three and nine months ended September 30, 2009, respectively, and $21,598 and $114,885 respectively, during the three and nine months ended September 30, 2008, respectively.

Summary of Stock-Based Compensation Expense

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2009	2008	2009
Research and development	$81	$88	$336	$271
General and administrative	98	127	331	454
Total stock-based compensation expense	$179	$215	$667	$725

Stock-Based Awards to Non-Employees

During the nine months ended September 30, 2009 and 2008, the Company granted options to purchase an aggregate of 273,191and 16,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following weighted-average assumptions:

	Nine Months Ended September 30,
Assumption	2008	2009
Expected price volatility	70%	87%
Expected term (in years)	6.1	5.6
Risk-free interest rate	3.1%	1.9%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during period	$1.26	$1.41

     For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $59,243 and $138,243, respectively, related to non-employee option grants. For the three months ended September 30, 2008, the Company recognized expense of $3,000, and, for the nine months ended on the same date, the Company reversed previously recognized expense of $11,000 due to the required revaluation of unvested non-employee grants.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized under the Alcon agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2009	2008	2009
Amortization of Upfront Technology Access Fee	$625	$625	$1,875	$1,875
On-going Research and Development (FTE)	675	1,075	2,025	2,794
Materials, Equipment, and Contract Study Costs	259	398	518	398
Milestone payments	-	-		1,000
Total	$1,559	$2,098	$4,418	$6,067

At December 31, 2008 and September 30, 2009, the Company had deferred revenue balances of $4.2 million and $3.1 million, respectively, related to the Alcon agreement which was comprised of the upfront technology access fee for all periods shown.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Galderma

On March 25, 2009, the Company announced that it entered into an agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets where the Company has commercialization rights, and North America, where the Company has an option to exercise co-promotion rights.   Galderma will be responsible for the development costs of the acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2009	2008	2009
Amortization of Upfront Technology Access Fee	$-	$150	$-	$350
On-going Research and Development (FTE)	-	400	-	1,200
Materials, Equipment, and Contract Study Costs	-	575	-	575
Milestone payments	-	-		-
Total	$-	$1,125	$-	$2,125

The Company had deferred revenue balances of $0 and $650,000 respectively, at December 31, 2008 and September 30, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee. As of September 30, 2009, the Company had not earned or received any milestone or royalty payments under the Galderma agreement.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through September 30, 2009.

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

The Company tracks the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account.  Therefore, these amounts are not included in gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The Company elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises. These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable.

Uncertain Income Tax Positions

The Company follows authoritative guidance for uncertain tax positions.  This accounting guidance prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and it also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

The Company adopted the relevant accounting guidance on on January 1, 2007. There was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of adoption. The Company has no unrecognized tax benefit as of December 31, 2008, including no accrued amounts for interest and penalties. The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

NOTE 13. SUBSEQUENT EVENTS

In October 2009, the Company has announced that its Aganocide® compounds demonstrate potent antifungal activity in an established pre-clinical infected nail model of onychomycosis.  The study data was presented on October 31st at the 47th Annual Meeting of the Infectious Diseases Society of America (IDSA) in Philadelphia.

The Company has evaluated events that occurred through November 12, 2009, the date of issuance of these condensed consolidated financial statements.

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

On March 25, 2009, we announced that we entered into an agreement with Galderma S. A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The agreement is exclusive and worldwide in scope, with the exception of Asian markets where we have has commercialization rights, and North America, where we have an option to exercise co-promotion rights.  Galderma will be responsible for the development costs of acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has rights to promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds. If products are commercialized under this agreement then NovaBay will receive royalties whose rates escalate as sales increase. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Our business model is to develop our Aganocide compounds and enter into collaboration and license agreements with other entities for different indications using our Aganocide compounds.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the technology access fee from Alcon. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of September 30, 2009, we had an accumulated deficit of $27.3 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. We expect to continue to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In June 2009, we filed a shelf registration statement on Form S-3 registering up to $20,000,000 of our securities, which may be in the form of common stock, preferred stock, warrants or debt securities, or units comprising a combination of these securities.  The shelf registration statement was declared effective in August 2009.  On August 26, 2009, we closed a registered direct offering of 1,225,000 units, under this shelf registration statement, with each unit consisting of (i) one share of the NovaBay common stock, par value $0.01 per share, and (ii) one warrant to purchase one share of NovaBay common stock. The purchase price for each unit was $2.00. Each warrant has an exercise price of $2.75, which will be exercisable 180 days after issuance and will expire five years from the date of issuance. The units were not  issued or certificated and neither the units nor warrants trade on any exchange or are listed for quotation on any market. Maxim Group LLC served as placement agent for the offering.

In July 2009, we announced that Alcon has begun treating patients in a Phase 2 clinical trial of NovaBay’s patented lead Aganocide® compound, NVC-422, for viral conjunctivitis, a type of “pink eye.”

       In September 2009, we announced that we initiated our Phase 2a proof-of-concept study for the treatment of impetigo.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report,  and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.  We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008  and September 30, 2009

License and Collaboration Revenue

Total license and collaboration revenue was $3.2 million for the three months ended September 30, 2009, compared to $1.6 million for the three months ended September 30, 2008, and was $8.2 million for the nine months ended September 30, 2009, compared to $4.5 million for the nine months ended September 30, 2008. License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma for amortization of the upfront technology access fees, milestones, and other amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. The upfront fee of $1.0 million from Galderma is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, through October 2010.  The upfront technology access fee from KCI of $200,000 has been amortized on a straight-line basis over 18 months through December 2008.

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

Research and Development

Total research and development expenses increased by 24.1% to $2.0 million for the three months ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008.  Total research and development expenses decreased by 29.9% to $4.8 million for the nine months ended September 30, 2009 from $6.9 million for the nine months ended September 30, 2008. The increase for the three month period was primarily due to an increase in clinical studies in 2009.  The decrease in the nine month period was primarily due to delays in various projects during the first half of 2009.

We expect to incur increased research and development expenses in the last quarter of 2009 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during the latter half of 2009 in connection with the common cold, dermatology, and catheter associated urinary tract infections programs.

General and Administrative

Total general and administrative expenses decreased by 15.2% to $1.3 million for the three months ended September 30, 2009 compared to $1.5 million for the three months ended September 30, 2008.  Total general and administrative expenses decreased by 10.8% to $4.1 million for the nine months ended September 30, 2009 compared to $4.6 million for the nine months ended September 30, 2008.  General and administrative expenses were lower overall for each of the three and nine month periods due to decreased headcount, and decreased spending on Sarbanes – Oxley implementation.

We expect that general and administrative expenses will remain flat during the last quarter of  2009. In subsequent years.there may be slight increases in general and administrative spending depending upon overall growth of the company.

Other Income (Expense), Net

Other income(expense), net decreased to $(22,000) for the three months ended September 30, 2009 from $77,000 for the three months ended September 30, 2008. Other income/(expense), net decreased to $(24,000) for the nine months ended September 30, 2009 from $334,000 for the nine months ended September 30, 2008. This decrease was primarily attributable to the higher cash balances in the prior year which generated higher interest income.  Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. See “Note 3-Short Term Investments.”

We expect that other income (expense), net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $27.3 million since inception through September 30, 2009. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock, our initial public offering, and the recently concluded registered direct offering of our common stock.   We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.

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

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2009 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. In April 2008, the agreement was extended through April 2009, and as a result no further borrowings are permitted on this loan.  There are no loan covenants specified in the agreement. As of September 30, 2009, we had an outstanding equipment loan balance of $565,308 carrying a weighted-average interest rate of 10.98%. The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

In March 2009, we entered into a license agreement with Galderma. Under the terms of the agreement, we have received an initial upfront payment of $1.0 million. In addition, Galderma will pay to Novabay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide® compounds.

Cash and Cash Equivalents

As of September 30, 2009, we had cash, cash equivalents, and short-term investments of $11.7 million compared to $12.1 million at December 31, 2008.  We expect the total cash, cash equivalents, short-term investments along with our license agreements from Alcon and Galderma and proceeds from registered direct offering of our common stock to be sufficient to fund cash requirements for the next twelve months.

Cash Flows

        The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2008 and 2009.

	Nine Months Ended
	September 30,
(in thousands)	2008	2009
Cash provided by (used in):
Operating activities	$(7,038)	$(1,544)
Investing activities	7,505	(1,646)
Financing activities	331	1,721
Capital expenditures (included in investing activities above)	(521)	(596)

Cash Used in Operating Activities

For the nine months ended September 30, 2009 cash used in operating activities was $1.5 million, due to  the receipt of milestone and other cash payments from collaborative agreements, which  offset for the most part our research and development and general and administrative expenses.

Cash Used in (Provided by) Investing Activities

For the nine months ended September 30, 2009, cash used in investing activities of $1.6 million was attributable to purchases of short-term investments of $1.1 million and purchases of property and equipment of $596,000.

Cash Provided by( Used in) Financing Activities

Net cash provided in financing activities of $1.7 million for the nine months ended September 30, 2009 was primarily attributable to the registered direct shelf offering of August 26, 2009 which provided net proceeds of $1.9 million and was offset in part by the payments on the equipment loan and capital lease.  Additionally, we received $78,000 of proceeds from stock issuances  related to the exercise of stock options during the nine months ended September 30, 2009.

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

Contractual Obligations

Our commitments consist of an operating lease, a capital lease, and an equipment loan.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2015 and the total commitment as of  September 30, 2009 is $6.0 million due over the lease term .  Our commitment for a capital lease consists of the total payments due under one lease of laboratory equipment. The capital lease amount of $22,393 includes $1,000 of interest payments over the remaining term of the lease.  Our commitment for the equipment loan consists of the total payments due under the loan facility of $615,011. This amount includes $49,702 of interest payments over the remaining term of the loan.

We expect the total cash, cash equivalents, and short-term investments, along with committed funding under our license agreement from Alcon, will be sufficient to fund cash requirements for the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, and has concluded that there was no change during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 6, 2009, Pathogenics, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, Case No. 09-CV-11142-RGS.  The complaint asserts that we breached a contract, dated April 7, 2009, between Novabay and Pathogenics because we did not register 250,000 shares of Novabay common stock issued to Pathogenics pursuant to such agreement on our recently  filed universal shelf registration statement.  Under such agreement, Novabay terminated its commercial relationship with Pathogenics for consideration, including the issuance of such 250,000 shares of common stock.   The agreement  provides Pathogenics with registration rights in certain circumstances.  Pathogenics complaint sought monetary damages and certain injunctive relief, including an order to compel registration of the shares held by Pathogenics and enjoin our registration of stock. We have not been served with the complaint, and on August 13, 2009 the parties entered into a settlement agreement settling the matter.  Novabay does not consider this matter to be material.  This matter was also reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009, except that the risk factor relating to shares subject to lock up agreements held by certain of our officers and directors has been revised to reflect intervening events.

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

We have incurred net losses since our inception. For the years ended December 31, 2006, 2007 and 2008 we had net losses of approximately $5.3 million, $5.4 million, and $8.1million, respectively. Through September 30, 2009, we had an accumulated deficit of approximately $27.3 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. Since our inception, we have not generated revenue, except for modest revenue in 2006, 2007, 2008 and first nine months of 2009 relating to three research and development collaboration and license agreements. We have incurred substantial research and development expenses, which were approximately $4.1 million, $7.4 million, and $9.6 million for the years ended December 31, 2006, 2007, and 2008, respectively and $4.8 million for the nine months ended September 30, 2009.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all.  We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. We are also required to comply with marketplace rules and the heightened corporate governance standards of the NYSE Amex. Compliance with these rules has been expensive, and there are additional rules with which we have not yet needed to comply but which we will need to comply with in the future.  For example, beginning with our Annual Report on  Form 10-K for the year ended December 31, 2010, we will be required to have our independent auditors audit our internal control over financial reporting.  If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our Annual Report on Form 10-K for 2010, or our business grows and we are not able to comply with accelerated reporting obligations, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

As a result of our clinical development, we will have access to very sensitive data regarding the patients enrolled in our clinical trials. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act, or HIPAA, create national standards to protect patients’ medical records and other personal information in the United States. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies like NovaBay. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e. for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to function profitably in the future.

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

As of September 30, 2009, our officers and directors collectively controlled approximately 5,048,824 shares of our outstanding common stock (and approximately 911,950 shares of our common stock when including options held by them which were exercisable as of or within 60 days of September 30, 2009). Furthermore, as of September 30, 2009, our largest shareholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,128,700 shares or13.4% of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

Future sales of shares by our officers and directors could cause the market price of our common stock to drop significantly, even if our business is doing well.

Up to 5,048,824 shares held by certain of our officers and directors (including shares issuable upon exercise of outstanding stock options) will become eligible for sale in the public market on November 24, 2009, as the shares are released from lock-up agreements with the placement agent in connection with this offering. Sales of these shares could cause our stock to drop significantly, even if our business is doing well.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities

On October 24, 2007, a Registration Statement on Form S-1 (File. No. 333-140714) relating to our initial public offering was declared effective by the SEC. The closing was held October 31, 2007.   The net proceeds to NovaBay from the offering were approximately $17.1 million.   From the effective date of the registration statement until September 30, 2009, we estimate we have used $9.85 million for research and development, $2.1 million for working capital and $2.6 million for other general purposes. The remaining estimated $2.55 million have been invested in various interest-bearing money market accounts and marketable securities.

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

Date: November 12, 2009	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi, Ph.D.
President and Chief Executive Officer (duly authorized officer)

Date: November 12, 2009	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description
1.1
Placement Agent Agreement, dated August 21, 2009, by and between NovaBay Pharmaceuticals, Inc. and Maxim Group LLC.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K , as filed with the SEC on August 21, 2009.)

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

4.1
Specimen common stock certificate (Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.)

4.2
Form of Warrant issued in the August 2009 offering.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K , as filed with the SEC on August 21, 2009.)

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