Form 10-K
period 2009-12-31
NovaBay Pharmaceuticals, Inc.
filed 2010-03-30
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Amex, was approximately $38,821,430.  Excludes an aggregate of 4,085,037 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2009. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 19, 2010, there were 23,305,493 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

NOVABAY PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Overview

We are a clinical stage specialty pharmaceutical company engaged in the discovery and development of novel, and synthetic anti-infective product candidates to treat and prevent a wide range of infections, without developing resistance, in hospital and non-hospital environments. Many of these infections are increasingly difficult to treat because of the rapid and growing rise in drug resistance.  Our Aganocide® compounds are synthetic forms of N-chlorinated antimicrobial molecules, which are highly effective and rapidly-acting anti-infective molecules produced by white blood cells when defending the body against invading pathogens when used in topical applications.  We have specifically designed our Aganocide class of compounds to mimic the human body’s natural defense against infection.  Importantly, this class of compounds may deliver the same or better efficacy as currently used antibiotics, but without contributing to the growing, global epidemic of drug-resistant bacteria.  In preclinical testing, our Aganocide compounds have demonstrated the ability to destroy microbial pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of non-systemic bacterial, viral and fungal infections.

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

Our Target Indications and Product Candidates

Our goal is to advance our product candidates to confirmatory Phase II proof of concept trials, after which we will evaluate further advancing each program on our own or entering a co-development collaboration with a proven market leader to benefit from their expertise and proven capabilities, as well as to defray costs, while retaining participation in long-term commercial economics.  We believe that this strategy is appropriate because of the significant breadth of non-systemic product opportunities that we believe can be developed from our technology base.  In many instances, we believe we can build upon the safety data generated in one indication to accelerate early development of other indications. We are also learning from our own and our partners’ experience in developing appropriate dosing and usage of our compounds.  The more development programs that are undertaken by our partners and by ourselves, the greater the synergy in our activities.

Eye, Ear, Sinus and Contact Lens Solution

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”), an affiliate of Alcon, Inc., that provides Alcon with the exclusive rights to develop, manufacture and commercialize products incorporating our Aganocide compounds for the treatment of eye, ear and sinus infections as well as for use in contact lens solutions. Under the terms of the agreement, Alcon paid an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The collaboration also calls for Alcon to pay for all development and clinical costs.

The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds.   From the inception of the agreement to December 31, 2009, we have received $21.7 million from Alcon including the technology access fee, milestone payments and R&D funding.

NovaBay retains the rights to market, via a third-party co-marketing partner, any products developed for ear or sinus indications in the major Asian markets, including Japan, China, India and South Korea. NovaBay has also retained such rights in other markets where Alcon is not committing reasonably sufficient sales and marketing resources to the particular product. In each instance, the appointment of the co-marketing partner would be subject to certain conditions, including that the co-marketing partner be approved by Alcon. The co-marketing partner, or NovaBay on its behalf, would be required to pay Alcon a royalty based on net sales of the product in the applicable market and would also be required to reimburse Alcon for part of its local development costs or, in markets in which Alcon is not committing reasonably sufficient sales and marketing resources, all of its local development costs. These products may also be marketed in those markets by Alcon, its affiliates or distributors.

In December 2009 we announced that Alcon has increased its on-going financial support of the company’s research and development efforts by more than $2 million per year. The additional funding is expected to enhance NovaBay’s pre-clinical and clinical development programs in the areas of eye, ear and sinus infections, as well as contact lens care.  Alcon is conducting Phase II human trials of NovaBay’s lead compound, NVC-422, for the treatment of viral conjunctivitis, a type of “Pink Eye”. The viral conjunctivitis trials are under way at 30 medical centers around the U.S. and expect to enroll approximately 250 patients.

Dermatology

We are focused on developing products that will potentially eliminate the need to use antibiotic-based products in the dermatology market. In laboratory testing, we have shown that our lead Aganocide compound NVC-422 kills P. acne, the bacterium associated with inflamed acne lesions, and other known dermal pathogens. We have been in advanced preclinical development of a variety of formulations for use in the treatment of skin infections.  We are currently conducting Phase II clinical proof of concept studies for the treatment of impetigo.  Impetigo is a highly contagious bacterial skin infection and one of the most common skin diseases among children.  This infection is increasingly being caused by MRSA (methacillin resistant Staph. aureus).  In these cases, antibiotic treatments are limited.

On March 25, 2009, we announced that we entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.  We amended this agreement in December 2009.  The agreement is exclusive and worldwide in scope, with the exception of Asian markets and North America.  In Asian markets we have commercialization rights.  In North America we have an option to exercise co-promotion rights.

Galderma will be responsible for the development costs of the acne and other indications with two exceptions.  First, in Japan Galderma has the option to request that we share such development costs.  Second, at this time we are supporting the  ongoing development program for impetigo; however, upon the achievement of a specified milestone, Galderma will reimburse NovaBay for associated expenses.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America.

Galderma paid to NovaBay certain upfront fees at the inception of the contract and will continue to pay ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under the agreement, NovaBay's royalties will escalate as sales increase. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

We recently announced that we received $3.75 million in milestone payments from Galderma: a $2.0 million milestone payment having been triggered by the completion of formulation feasibility studies with our Aganocide compound for topical use and a $1.75 million milestone payment was for completing an exploratory clinical study for the treatment of adult acne.  These milestones were reached in 2009 and therefore the revenue was recorded in 2009 and the related receivable is included in our balance sheet as of December 31, 2009; we received payment on these receivables in January 2010.

CVC Lock

Every year in the United States, physicians place more than 5 million central venous catheter (CVC) lines, or a catheter placed into a large vein for the purpose of administering medication or fluids.  Long-term CVC lines are at risk of infection introduced through the catheter during connections.  The incidence of catheter related blood stream infection during such use is significant and its consequences severe and costly to treat.  Heparin is most commonly used as a lock solution, or a solution to fill the catheter line, when CVC lines are not being accessed.  No lock solutions other than heparin and saline are approved in the United States.

NovaBay is nearing completion of a number of preclinical studies that it believes will confirm the ability of solutions of NVC-422 to prevent colonization of CVC lines by a wide spectrum of pathogens with a low potential for resistance at safe doses.  The company is evaluating development of NVC-422 lock solutions for prophylaxis against blood stream infections in dialysis, oncology and parenteral nutrition and intends to follow the pre-market approval regulatory path in the United States.

Onychomycosis

Onychomycosis is a nail dermatophytosis of clinical significance caused by dermatophytes, the fungi that commonly cause skin infections,  like Trichophyton rubrum and Trichophyton mentagrophytes.  Onychomycosis is a fungal infection of the toe and finger nails affecting the components of the nail matrix, nail bed, or nail plate resulting in deformity of the nail plate, thickening and nail discoloration. Onychomycosis is not life threatening; however, it can cause disfigurement and pain resulting in serious occupational and physical limitations. Furthermore, individuals with a compromised immune system may be at greater risk of additional complications. Aganocides, like NVC-422, have been shown in laboratory tests to kill the dermatophytes responsible for Onychomycosis thus providing NovaBay Pharmaceuticals with an opportunity to provide effective treatment of this disease.

Catheter Associated Urinary Tract Infections

Urinary tract catheters have become a routine part of the management of patients in intensive care and long-term care settings with an estimated five million patients undergoing catheterization each year. Catheter associated urinary tract infections (“CAUTI”) are the most frequent healthcare-associated infections, accounting for more than 40% of all healthcare-associated infections, or one million infections per year. These infections generally prolong hospitalization, require intensive antibiotic therapy and greatly increase the cost of treatment. A contributing factor in CAUTI is the formation of bacterial biofilm within the catheter.  This biofilm provides an on-going reservoir of bacteria that can cause infection. We are developing a formulation of NVC-422 that may destroy bacteria in the bladder as well as controlling bacteria that have formed biofilm within the catheter, with the intent of keeping the catheter unblocked, referred to as maintaining catheter patency.  We successfully completed Phase I clinical trials that established the safe and well-tolerated nature of our CAUTI formulation.  We are currently in Phase IIa clinical trials to explore the therapeutic potential of NVC-422 for the treatment of bacteruria in the bladder under different dosing regimens and our eventual initiation of catheter patency trial which we expect to occur in 2010.

Wound Care

Wound infections prevent wounds from healing and can cause serious bloodstream infections. We have developed NVC-101, a solution of hypochlorous acid that we have trademarked as NeutroPhase™, to address this major problem. We have received two 510K clearances from the FDA for the marketing of this product as a wound cleanser and debriding agent.  We continue to explore the potential for NVC-101 and the Aganocide compounds in woundcare.

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

Research and Development

As of December 31, 2009, we had 29 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and contract research services provided to our research, development and clinical groups. We expense our research and development costs as they are incurred. Research and development expenses for 2007, 2008 and 2009 were $7.4 million, $9.6 million, and $7.3 million, respectively. All of our research and development employees are engaged in drug research and development activities, including those related to the Alcon and Galderma agreement described above. We expect to incur significant research and development expenses for the foreseeable future.

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

We have pending applications in the United States and major foreign countries for the following marks:  AgaDerm, AgaNase, Aganocide, NeutroPhase, and NovaBay.  We have registered the NovaBay Pharma and Design trademark in the United States, the NovaBay trademark in the U.S., the European Community, Israel, Mexico, and Australia; the NeutroPhase trademark in Australia, the European Community, Ireland and the United Kingdom; the Aganocide trademark in the United States, the European Community and Japan; and the AgaNase trademark in the U.S., the European Community Australia, Israel, Japan, Mexico, China, South Korea, and Taiwan.

We are the assignee on record for three issued patents, eleven pending utility applications, and several provisional applications in the United States. In addition to our U.S. patents and applications, we seek patent protection in key foreign countries. We have one issued patent in China, Hong Kong, Israel, India, Mexico, and South Korea, and pending applications filed under the Patent Cooperation Treaty in various stages of examination.

The subject matter of our patents and patent applications covers four key areas: methods relating to the manufacture and use of NVC-101, compositions of matter of the Aganocide compounds, methods of treatment utilizing the Aganocide compounds, and formulations.

Our first issued patent in the U.S. provides coverage for a method of treating burns or promoting wound healing, or tissue repair or tissue regeneration using a specific range of formulations of NVC-101. This patent was issued on July 30, 2002 and will expire in 2020 with payment of maintenance fees.  Our second issued patent in the U.S. provides coverage for a method of disinfecting open wounds and burns, promoting wound healing or providing ocular disinfection using a specific range of formulations of NVC-101.  This patent was issued on July 1, 2008 and will expire in 2020 with payment of maintenance fees.  Our third issued patent in the U.S. provides composition-of-matter coverage of our lead development candidate, NVC-422, and other Aganocide compounds.  This patent was issued on December 9, 2008 and will expire in 2026 with payment of maintenance fees.

Competition

The market for non-systemic drugs and medical devices designed to treat or prevent bacterial, fungal or viral infections is highly competitive. If developed, and commercialized, our products would compete against a wide variety of existing products, products and technologies that are currently in development, and products and technologies that could be developed and reach the market before or after our products.  In particular, we would be competing against existing antibiotics that are sold by many major pharmaceutical companies, or generic equivalents that are being distributed, typically at low prices. NeutroPhase, if launched for use in wound management, will be competing against multiple products with similar indications for use. However, we believe there is currently no dominant product in this indication.

Our potential competitors include large and small pharmaceutical and medical device companies, such as Pfizer, Inc., Johnson & Johnson, Abbott Grp. Plc., GlaxoSmithKline Plc, Sanofi-Aventis SA, Novartis AG, Smith & Nephew Plc, C.R. Bard, Puricore and Oculus Innovative Sciences.   Some of these competitors may have far greater resources and experience in the area than we do and may develop and patent processes or products earlier than we are able to, develop and commercialize products that are less expensive or more efficient than any products that we may develop, obtain regulatory approvals for competing products more rapidly than we are able to, and improve upon existing technological approaches or develop new or different approaches that render any technology or products we develop obsolete or uncompetitive.

We believe the principal competitive factors for our products in our target markets include their effectiveness in killing bacteria, including bacteria in biofilm, very low potential for the development of resistance, time to kill bacteria, safety, side effects and cost effectiveness. We believe that our compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide and NVC-101 compounds could be used to prevent infections or to treat infections where speed of action, action against infections with bacterial and viral componants such as conjunctivitis, action against bacteria in biofilm, action in topical indications or action against multi-drug resistant bacteria is important.

Manufacturing and Supply

We do not currently operate manufacturing facilities for clinical or commercial production, as we rely on and leverage the manufacturing and distribution infrastructure of third parties. We have no plans to establish our own manufacturing facilities in the future. Third party vendors supply us with the Active Pharmaceutical Ingredient (“API”) of NVC-422 and the finished clinical trials materials for NVC-101, which are manufactured in compliance with the FDA’s “Current Good Manufacturing Practice”, or CGMP, regulations. We also intend to work with third parties for future clinical trial materials and commercial supplies of NVC-422 and our other Aganocide compounds.

The Alcon and Galderma agreements provide for the manufacture by Alcon and Galderma of finished dosage forms of products incorporating Aganocide compounds for sale under our label in those markets where we have retained marketing rights.

Sales and Marketing

Our lead product candidate, NVC-422, as well as many of the product candidates we expect to develop in the future, are primarily intended to address a variety of different non-systemic market segments, some of which are large, primary care markets. We do not currently have, nor do we intend in the near term to create, a commercialization organization capable of marketing, selling and distributing our targeted product candidates to large, primary care markets. This applies to markets in both the United States and elsewhere. Rather, we intend to establish commercialization partnerships with pharmaceutical, biotechnology or other leading organizations with the experience and resources to bring our products to market. In some cases, we may enter into agreements with these organizations during the development stage of a product candidate to further benefit from their clinical development, regulatory, market research, pre-marketing and other expertise, as is the case with Alcon and Galderma. As appropriate, we may establish a specialty sales force with expertise in marketing and selling any future approved products to specialty physicians for specific target indications. We may also establish other complementary capabilities related to marketing and selling targeted medicines, particularly where those capabilities may not currently exist at other organizations. Substantially all of our long-lived assets are located in the United States.

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

Our products may be classified by the FDA as a drug or a medical device depending upon the mechanism of action and indications for use or claims. The use of NVC-101 as a solution for cleansing and debriding wounds is considered a medical device. Similarly, NVC-422 may be classified as a medical device depending on the indication for use. For example, we believe if the indication is for maintaining catheter patency, it would be classified as a medical device, whereas we believe it would be considered a drug when it is indicated for the prevention of urinary tract infection. The determination as to whether a particular product and indication is considered a drug or a device is based in part upon prior precedent.

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

Employees

As of December 31, 2009, we had 39 full-time employees, including 12 with doctoral degrees. Of our full time workforce, 29 employees were engaged in research and development, and 10 in finance and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are an early stage company with a history of losses. Although we were profitable in 2009, we do not have any commercial products, and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses since our inception through 2008. For the years ended December 31, 2007 and 2008 we had net losses of approximately $5.4 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, we may not be able to continue to be profitable. . Through December 31, 2009, we had an accumulated deficit of approximately $23.9 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $7.4 million, $9.6 million and $7.3 million for the years ended December 31, 2007, 2008 and 2009, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. We are also required to comply with marketplace rules and the heightened corporate governance standards of the NYSE Amex. Compliance with these rules has been expensive, and there are additional rules with which we have not yet needed to comply but which we will need to comply with in the future.  For example, for this Form 10-K we are not required to have our independent auditors audit our internal control over financial reporting, but next year we expect to be required to do so. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our Annual Report on Form 10-K for 2010, or our business grows and we are not able to comply with accelerated reporting obligations, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Our current research collaborations with Alcon and Galderma may fail, and entering into additional collaborations may not happen,  resulting in a decrease in funding and inhibition of our ability to continue developing products.

We have entered into a collaborative arrangement with Alcon, and we rely on Alcon for joint intellectual property creation and for substantially all of our near-term revenues. Under the agreement, we licensed to Alcon the exclusive rights (except for certain retained marketing rights) to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solutions. We have also entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide® compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.

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

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Chief Alliance Officer and Vice President of Product Development, Vice President of Medical Affairs, Vice President of Business and Corporate Development and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time-consuming. Furthermore, if participating patients in clinical studies suffer drug-related adverse reactions during the course of such trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies. Further, because our product candidates are all in the same class of compounds, failure in one clinical trial may cause us or our partners to have to suspend or terminate other clinical trials. For example, if toxicity issues were to arise in one clinical trial, it could indicate that all of our product candidates have toxicity issues.

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

As of December 31, 2009, our officers and directors collectively controlled approximately 4,158,640 shares of our outstanding common stock (and approximately 5,445,570 shares of our common stock when including options held by them which were exercisable as of or within 60 days of December 31, 2009). Furthermore, as of December 31, 2009, our largest shareholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,128,700 shares or 13.4 % of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other shareholders.

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

Our principal executive offices and our research and development and administrative operations are located in Emeryville, California. In total, we lease approximately 18,100 square feet of office space in the facility pursuant to a lease agreement expiring on October 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to, nor is our property the subject matter of, any pending or, to our knowledge, contemplated material legal proceedings.  From time to time, we may become party to litigation and subject to claims arising in the ordinary course of our business.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 25, 2007, our common stock has been listed on the NYSE Amex, formerly American Stock Exchange, and the Toronto Stock Exchange (TSX) under the symbol “NBY.” Prior to such time, there was no established public trading market for our common stock.   On December 31, 2008, we notified the TSX of our intent to voluntarily remove our listing of common stock from the TSX in order to consolidate trading on the NYSE Amex. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Amex:

	2009		2008
	High	Low	High	Low
First Quarter	2.95	1.02	2.41	2.15
Second Quarter	3.24	1.95	2.10	2.09
Third Quarter	2.57	1.62	1.70	1.57
Fourth Quarter	2.39	1.63	1.14	1.02

On March 19, 2010, the last reported sale price of our common stock on the NYSE Amex was $2.08.

Holders

As of March 19, 2010, there were approximately 304 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Performance Graph(1)

The following graph compares our total stockholder returns for the past 26 months to two indices: the Amex Composite Index and the RDG MicroCap Biotechnology Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.

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

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
10/07
12/07
12/08
12/09
NovaBay Pharmaceuticals, Inc.
NYSE Amex Composite
RDG MicroCap Biotechnology

*$100 invested on 10/26/07 in stock or 9/30/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	10/07	12/07	12/08	12/09

NovaBay Pharmaceuticals, Inc.	100.00	103.84	28.18	56.91
NYSE Amex Composite	100.00	101.45	61.54	83.49
RDG MicroCap Biotechnology	100.00	84.69	39.20	41.48

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

From the effective date of the registration statement until December 31, 2009, we estimate we had used the entire balance of our proceeds as follows: $12.0 million for research and development, $2.0 million for working capital and $3.1 million for other general purposes.

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$-	$1,533	$5,913	$6,722	$15,684
Operating expenses:
Research and development	1,952	4,087	7,421	9,595	7,337
General and administrative	1,617	2,972	4,368	5,636	5,607
Total operating expenses	3,569	7,059	11,789	15,231	12,944
Other income (expense), net	106	240	488	397	(36)
Net income (loss) before income taxes	(3,463)	(5,286)	(5,388)	(8,112)	2,704
Provision for income taxes	-	-	(12)	(2)	(7)
Net income (loss) before income taxes	$(3,463)	$(5,286)	$(5,400)	$(8,114)	$2,697
Net income (loss) per share:
Basic	$(0.71)	$(0.92)	$(0.60)	$(0.38)	$0.12
Diluted	$(0.71)	$(0.92)	$(0.60)	$(0.38)	$0.12
Shares used in per share calculations:
Basic	4,852	5,715	8,974	21,312	22,404
Diluted	4,852	5,715	8,974	21,312	23,115

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,212	$11,086	$22,353	$12,099	$10,992
Working capital	2,985	7,926	18,194	8,033	11,568
Total assets	3,562	11,866	23,922	13,969	17,523
Capital lease obligation—current and non-current	-	-	86	49	7
Equipment loan—current and non-current	-	-	716	836	470
Deferred revenue—current and non-current	-	9,167	7,517	4,167	2,167
Convertible notes payable	-	-	-	-	-
Convertible preferred stock	175	192	-	-	-
Common stock and additional paid-in capital	10,869	14,683	32,797	33,933	37,236
Total stockholders’ equity	3,252	1,813	14,320	7,345	13,345

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are clinical stage specialty pharmaceutical company engaged in the discovery and development of innovative product candidates for the treatment or prevention of a wide range of non-systemic infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”),, to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens care. Under the terms of the agreement, Alcon paid an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice. In addition, NovaBay retains the rights to market, via a third-party co-marketing partner, any products developed for ear or sinus indications in the major Asian markets, including Japan, China, India and South Korea. NovaBay has also retained such rights in other markets where Alcon is not committing reasonably sufficient sales and marketing resources to the particular product. In each instance, the appointment of the co-marketing partner would be subject to certain conditions, including that the co-marketing partner be approved by Alcon. The co-marketing partner, or NovaBay on its behalf, would be required to pay Alcon a royalty based on net sales of the product in the applicable market and would also be required to reimburse Alcon for part of its local development costs or, in markets in which Alcon is not committing reasonably sufficient sales and marketing resources, all of its local development costs. These products may also be marketed in those markets by Alcon, its affiliates or distributors.

Alcon is responsible for all of the costs that it incurs in developing the products using the Aganocide compounds.  We recently announced that Alcon has increased its on-going financial support of the company’s research and development efforts by more than $2 million per year. The additional funding is expected to enhance NovaBay’s pre-clinical and clinical development programs in the areas of eye, ear and sinus infections, as well as contact lens solutions.  Alcon is conducting Phase II trials of NovaBay’s lead compound, NVC-422, for the treatment of viral conjunctivitis, a type of “Pink Eye”. The viral conjunctivitis trials are under way at 30 medical centers around the U.S. and expect to enroll approximately 250 patients.    The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized product.

On March 25, 2009, we announced that we entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.  We amended this agreement in December 2009.  The agreement is exclusive and worldwide in scope, with the exception of Asian markets and North America.  In Asian markets we have commercialization rights.  In North America we have an option to exercise co-promotion rights.

Galderma will be responsible for the development costs of the acne and other indications with two  exceptions.  First, in Japan Galderma has the option to request that we share such development costs.  Second, at this time we are supporting the  ongoing development program for impetigo; however, upon the achievement of a specified milestone, Galderma will reimburse NovaBay for associated expenses.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America.

Galderma paid to NovaBay certain upfront fees at the inception of the contract and will continue to pay ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under the agreement, NovaBay's royalties will escalate as sales increase. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

We recently announced that we received $3.75 million in milestone payments from Galderma; a $2.0 million milestone payment having been triggered by the completion of formulation feasibility studies with our Aganocide compound for topical use, and a $1.75 million milestone payment was for completing an exploratory clinical study for the treatment of adult acne.  These milestones were reached in 2009 and therefore the revenue was recorded in 2009 and the related receivable is included in our balance sheet as of December 31, 2009; we received payment on these receivables in January 2010.

Our business model is to develop our Aganocide compounds and enter into collaboration and license agreements with other entities for different indications using our Aganocide compounds.  For example, in June 2007, we entered into a license agreement with KCI, under which KCI paid to us a non-refundable technology access fee of $200,000. The agreement was terminated in November 2009.  If products covered by the license had been commercially launched, we would also have received royalty payments based on net revenues from sales by KCI of such products. We did not receive any milestone or other payments under this agreement since the initial technology access fee.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of December 31, 2009, we had an accumulated deficit of $23.9 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. Although we were profitable in 2009, we expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2009 and 2010

In January 2009, the FDA accepted the Investigational New Drug application (IND) submitted by Alcon to permit the clinical development of our NVC-422 for infections of the eye. The IND clearance triggered the immediate payment of the first milestone of $1.0 million from Alcon.

On January 9, 2009, we announced that the United States Patent and Trademark Office has approved the issuance of a patent for novel Aganocide compounds, including our current lead compound, NVC-422.

On March 7, 2009, we announced preclinical animal data showing that NVC-422, our lead Aganocide compound, is effective in treating topical fungal infections.

On March 25, 2009, we announced that it has entered into an agreement with Galderma S.A. to develop and commercialize our novel proprietary Aganocide compounds. We amended this agreement in December 2009.  The exclusive agreement is worldwide in scope, except in certain Asian markets, where we have commercialization rights, and North America, where we have an option to exercise co-promotion rights, and covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.

On April 22, 2009 we announced an exclusive agreement with Professors Markus Nagl M.D. and Waldemar Gottardi, Ph.D. of the Medical University of Innsbruck, Austria. The agreement was entered into to advance the development of NovaBay’s Aganocide® compounds by integrating extensive and on-going clinical work at the university with NovaBay’s development program.

On August 26, 2009, we closed a registered direct offering of 1,225,000 units, with each unit consisting of (i) one share of the NovaBay common stock, par value $0.01 per share, and (ii) one warrant to purchase one share of NovaBay common stock. The purchase price for each unit was $2.00. Each warrant has an exercise price of $2.75 and will expire five years from the date of issuance. Neither the units nor warrants trade on any exchange or are listed for quotation on any market.

 In July 2009, we announced that Alcon has begun treating patients in a Phase II clinical trial of NovaBay’s patented lead Aganocide compound, NVC-422, for viral conjunctivitis, a type of “pink eye.”

In September 2009, we announced that we initiated our Phase IIa proof-of-concept study for the treatment of impetigo.

In October 2009, we announced that our Aganocides show penetration and efficacy in a pre-clinical infected human nail model of Onychomycosis. This data was presented at the 47th Annual Meeting of the Infectious Diseases Society of America (IDSA) in Philadelphia.

In December 2009, we announced that Alcon has increased its on-going financial support of the company’s research and development efforts by more than $2 million per year. The additional funding is expected to enhance NovaBay’s pre-clinical and clinical development programs in the areas of eye, ear and sinus infections, as well as contact lens solutions.

In January 2010, we announced that we received $3.75 million in milestone payments from Galderma, a $2 million milestone payment having been triggered by the completion of formulation feasibility studies with our Aganocide compounds for topical use and a $1.75 million milestone payment for completing an exploratory clinical study for the treatment of adult acne.  Both of these studies were concluded in 2009 and the resulting revenues were recorded in our 2009 results.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with authoritative guidance, we analyze our multiple element arrangements to determine whether the elements can be separated. We perform our analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.  Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.  If these factors were to vary the resulting change could have a material effect on our revenue recognition and on our results of operations.

Assuming the elements meet the revenue recognition guidelines, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology licensed has no utility to the licensee. If we have continuing involvement through research and development services that are required because our know-how and expertise related to the technology is proprietary to us, or can only be performed by us, then such up-front fees are deferred and recognized over the estimated period of continuing involvement.  We base the estimate of the period of continuing involvement on factors in the contract.  Actual time frames could vary and could result in material changes to our results of operations.

Funded Research and Development—Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. The full-time equivalent amount can vary each year if the contracts allow for a percentage increase determined by relevant salary surveys, if applicable. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

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

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities.  Research and development costs may vary depending on the type of item or service incurred, location of performance or production, or lack of availability of the item or service, and specificity required in production for certain compounds.  We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.  Our on-going research, clinical and development activities are often performed under agreements we enter into with external service providers.  We accrue the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements.  As actual costs are incurred we will adjust our accruals.  Historically, our accruals have been consistent with management’s estimates, and no material adjustments to research and development expenses have been recognized.  Subsequent changes in estimates may result in a material change in our expenses, which could also materially affect our results of operations.

Patent Costs

We expense patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included as general and administrative expenses in our statements of operations. Patent costs may vary depending on the location, domestic or foreign, in which the patent is being secured.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  See Note 10 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. For stock options granted to employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

Stock compensation arrangements with non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.  Valuation allowances are based, in part, on estimates that management must make as to our results in future periods. The actual outcome may not be consistent with our estimate, which would require that we make changes in our valuation allowance.

Recent Accounting Pronouncements

 During the third quarter of 2009, we adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Effective with our adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on our results of operations, financial condition, or cash flows.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices.  The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  We are currently evaluating the effect that this guidance will have on our consolidated financial position and results of operations.

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events.  This statement was effective for our third quarter ended September 30, 2009 and the adoption did not have an impact on our condensed consolidated financial statements.  See Note 13 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on our results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements.  It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on our results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on our results of operations, financial position, and cash flows.

Results of Operations

Comparison of Years Ended December 31, 2009, 2008 and 2007

License and Collaboration Revenue

Total license and collaboration revenue was $15.7 million for the year ended December 31, 2009, compared to $6.7 million for the year ended December 31, 2008, and $5.9 million for the year ended December 31, 2007.

On March 25, 2009, we entered into the agreement with Galderma.  Under the terms of this agreement Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We received an upfront technology access fee from Galderma of $1 million, which  is being amortized into revenue over the term of the contract.  During 2009, $0.5 million of the upfront technology access fee was recognized.  We also recognized $1.2 million in ongoing research and development fees and $4.8 million in materials, equipment and contract study costs, which includes the $3.75 million milestone payment from Galderma earned in December 2009.

In August 2006, we entered into the collaboration and license agreement with Alcon.   The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010.  During 2009, $2.5 million of the upfront technology access fee was recognized.  We also recognized $5.3 million in ongoing research and development fees and $1.3 million in materials, equipment and contract study costs.  During 2008, $2.5 million of the upfront technology access fee was recognized, and we recognized $2.7 million in ongoing research and development fees and $1.4 million in materials, equipment and contract study costs.    During 2007, $2.5 million of the upfront technology access fee was recognized, and we recognized $2.7 million in ongoing research and development fees and $611,000  in materials, equipment and contract study costs.

Research and Development

Total research and development expenses decreased by 24% to $7.3 million for the year ended December 31, 2009 from $9.6 million for the year ended December 31, 2008.  This decrease was primarily due to the following:

-	a decrease in clinical costs of $1.7 million resulting from lower costs related to our trials in 2009;
-	a decrease in employee costs of $0.5 million resulting from staffing cuts in late 2008; and
-	a decrease of $0.3 million in development costs due to reduced process development activites;

These decreases were partially offset by an increase in professional fees of $0.2 million and an increase of $0.1 million in research costs due to additional contract study costs.

Total research and development expenses increased by 29% to $9.6 million for the year ended December 31, 2008 from $7.4 million for the year ended December 31, 2007. This increase was due in part to an increase in related employee costs of $0.5 million, as the average number of research and development personnel increased for most of 2008.  In addition, research expenses increased by 26% to $0.6 million as a result of  increased contract studies in bio-sciences and discovery research, and an increase in related lab services and supplies, and development expenses increased by 92% to $1.4 million, mainly due to an increase in process development, method development, and formulation studies. In addition, $0.7 million of overhead expenses were allocated to research and development.

We expect to incur increasing research and development expenses in 2010 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2010 in connection with the common cold, dermatology, and catheter associated urinary tract infections programs.

General and Administrative

General and administrative expenses in 2009 and 2008 were $5.6 million, compared to $4.4 million for the year ended December 31, 2007. This increase from 2007 was due in part to an increase in employee costs of 53%, to $2.5 million. The increase in employee costs was mainly due to a 53% increase in salaries and wages to $1.4 million and related increases in other employee benefits and recruiting expenses, due primarily to increased headcount.

We expect that general and administrative expenses will increase during 2010 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to continue operations as a public company.

Other Income(expense), Net

Other income (expense), net decreased to an expense of $36,000 for the year ended December 31, 2009 from an income of $397,000 for the year ended December 31, 2008 and an income of $488,000 for the year ended December 31, 2007. The decrease in 2009 was primarily attributable to decreased interest income related to decreased average investment balances and decreased interest rates throughout the year.  Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities.

The decrease in 2008 was primarily attributable to increased interest expense related to borrowings secured by capital equipment, due to paying interest for the full year instead of a partial year. The 2008 decrease was also attributed to increased finance and service charges related to increased borrowings on the line of credit secured by the capital equipment loan.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $23.9 million since inception through December 31, 2009. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.

In August 2006, we entered into a collaboration and license agreement with Alcon. Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006. Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts. In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007. The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products. The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19 million, $12 million and $39 million, respectively. As of December 31, 2009, we have achieved our first milestone under this agreement, but product has not been commercialized to date. The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the remaining milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. There are no loan covenants specified in the agreement. As of December 31, 2009, we had an outstanding equipment loan balance of $470,000 carrying a weighted-average interest rate of 10.99%. The principal and interest due under the loan will be repaid in equal monthly installments through April 2011. As of December 31, 2009 there was $216,000 available for borrowing under this equipment loan facility.

In March 2009, we entered into a license agreement with Galderma.  We amended this agreement in December 2009.  Under the terms of the agreement, we received an initial upfront payment.   In addition, in December 2009, we recorded revenues of $3.75 million related to milestones from Galderma S.A.  These milestones consist of $2 million having been triggered by the completion of formulation feasibility studies with our Aganocide compounds for topical use and $1.75 million was for completing an exploratory clinical study for the treatment of adult acne.   In addition, Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and additional milestone payments related to achieving development and commercialization of its Aganocide compounds

Cash and Cash Equivalents

As of December 31, 2009, we had cash, cash equivalents, and short-term investments of $11.3 million compared to $12.1 million and $22.4 million at December 31, 2008 and 2007, respectively.

Cash Used in Operating Activities

For the years ended December 31, 2009 and 2008, cash used in operating activities of $1.6 million and $9.9 million, respectively, was primarily attributable to our research and development and general administrative expenses in running our company.  The decrease in 2009 of cash used in operating activities is primarily due to our decreases in research and development expenses as discussed above, and to our collection of ongoing research and development fees from Alcon and the addition of the Galderma contract in 2009.

For the year ended December 31, 2007, cash used in operating activities of $6.3 million, was primarily attributable to our research and development and general administrative expenses in running our company, and lack of any meaningful cash inflow, as the revenue we recognized was primarily related to amortization of the $10.0 million upfront technology access fee received from Alcon in 2006.

Cash  Provided by (Used in) Investing Activities

For the year ended December 31, 2009, cash used by investing activities of $1.1 million was attributable to purchases of short-term investments (net of sales) of $340,000 and purchases of property and equipment of $731,000.

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

Cash Provided by Financing Activities

Net cash provided by financing activities of $1.6 million for the year ended December 31, 2009 was primarily attributable to the $1.9 million received through our shelf offering, partially offset by principle payments on our equipment loan.

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

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2009. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$1,492	$1,442	$1,592	$2,196	$2,611	$2,357	$3,224	$7,492
Operating expenses:
Research and development	2,762	2,307	1,599	2,927	1,361	1,444	2,004	2,528
General and administrative	1,569	1,640	1,559	868	1,579	1,191	1,309	1,528
Total operating expenses	4,331	3,947	3,158	3,795	2,940	2,635	3,313	4,056
Other income (expense), net	163	94	77	63	11	(11)	(22)	(14)
Net income (loss) before income taxes	(2,676)	(2,411)	(1,489)	(1,536)	(318)	(289)	(111)	3,422
Provision for income taxes	(2)	-	-	-	-	-	-	(7)
Net income (loss) after income taxes	$(2,678)	$(2,411)	$(1,489)	$(1,536)	$(318)	$(289)	$(111)	$3,415
Net income (loss) per share:
Basic	$(0.13)	$(0.11)	$(0.07)	$(0.07)	$(0.01)	$(0.01)	$(0.00)	$0.15
Diluted	$(0.13)	$(0.11)	$(0.07)	$(0.07)	$(0.01)	$(0.01)	$(0.00)	$0.14
Shares used in per share calculations:
Basic	21,288	21,334	21,443	21,469	21,620	21,931	23,251	23,253
Diluted	21,288	21,334	21,443	21,469	21,620	21,931	23,251	23,935

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2009 we had net operating loss carryforwards for both federal and state income tax purposes of $20 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2029.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our contractual cash commitments as of December 31, 2009 were as follows (in thousands):

Contractual Obligations	Total	Less Than 1year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$5,410	$901	$1,914	$2,007	$588
Captial lease	7	7	-	-	-
Equipment loan	505	396	109	-	-
	$5,922	$1,304	$2,023	$2,007	$588

Our commitments under the operating leases shown above consist of payments relating to our lease of laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2015.

Our commitment under the capital lease shown above consists of the total payments due under one lease of laboratory equipment. This amount includes an immaterial amount of interest payments over the remaining term of the lease.

Our commitment under the equipment loan shown above consists of the total payments due under the loan facility. This amount includes approximately $35,000 of interest payments over the remaining term of the loan.

We believe our cash balance at December 31, 2009 is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2009 and 2008, a 10% change in interest rates would have had an immaterial affect on the value of our short-term marketable securities.    We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2008 and 2009	40
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009 and for the cumulative period from July 1, 2002 ( date of development stage inception) to December 31, 2009	41
Consolidated Statements of Stockholders’ Equity for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009 and for the cumulative period from July 1, 2002 ( date of development stage inception) to December 31, 2009	46

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
NovaBay Pharmaceuticals Inc. (a development stage company)

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals Inc. (a development stage company) as at December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009, 2008, 2007, and for the period from July 1, 2002 (date of development stage inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008, 2007, and for the period from July 1, 2002 (date of development stage inception) to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

/s/ Davidson & Company LLP
Chartered Accountants

Vancouver, Canada
March 26, 2010

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Decmber 31,	December 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$12,099	$10,992
Short-term investments	-	300
Accounts receivable	-	3,801
Prepaid expenses and other current assets	414	513
Total current assets	12,513	15,606
Other Assets	-	105
Property and equipment, net	1,456	1,812
TOTAL ASSETS	$13,969	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$406	$272
Accrued liabilities	1,166	1,228
Capital lease obligation	42	7
Equipment loan	366	364
Deferred revenue	2,500	2,167
Total current liabilities	4,480	4,038
Deferred Tax	-	34
Capital lease obligation - non-current	7	-
Equipment loan - non-current	470	106
Deferred revenue - non-current	1,667	-
Total liabilities	6,624	4,178

Stockholders' Equity:

Common stock, $0.01 par value; 65,000 shares authorized at December 31, 2009 and December 31, 2008; 23,254 and 21,471 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	215	233

Additional paid-in capital	33,718	37,003
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit during development stage	(26,588)	(23,891)
Total stockholders' equity	7,345	13,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,969	$17,523

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

				Cumulative Period
				from July 1, 2002
				(date of
				development stage
				inception) to
	Year Ended December 31,			December 31,
	2007	2008	2009	2009

REVENUE
License and collaboration revenue	$5,913	$6,722	$15,684	$29,852
Total revenue	5,913	6,722	15,684	29,852

EXPENSES
Operating Expenses:
Research and development	7,421	9,595	7,337	32,344
General and administrative	4,368	5,636	5,607	22,571
Total operating expenses	11,789	15,231	12,944	54,915

Other income (loss), net	488	397	(36)	1,193

Net income (loss) before income taxes	(5,388)	(8,112)	2,704	(23,870)
Provision for income taxes	(12)	(2)	(7)	(21)
Net income (loss) before income taxes	$(5,400)	$(8,114)	$2,697	$(23,891)

Net income (loss) per share:
Basic	$(0.60)	$(0.38)	$0.12
Diluted	$(0.60)	$(0.38)	$0.12
Shares used in per share calculations:
Basic	8,974	21,312	22,404
Diluted	8,974	21,312	23,115

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated Other Compre-hensive Income	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	Equity
Balance at July 1, 2002	-	$-	-	$-	$-	$-	$-	$-	$-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(544)	(544)
Total comprehensive loss									(544)
Issuance of Series A preferred stock and common stock for acquisition of LLC	2,723	27	3,902	39	462	-	-	-	528
Stock-based compensation expense related to non-employee stock options	-	-	-	-	15	-	-	-	15
Sale of stock warrants	-	-	-	-	10	-	-	-	10
Balance at December 31, 2002	2,723	27	3,902	39	487	-	-	(544)	9
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(977)	(977)
Total comprehensive loss									(977)
Issuance of Series A preferred stock	492	5	-	-	192	-	-	-	197
Issuance of Series B preferred stock net of issuance costs of $86	3,258	33	-	-	1,413	-	-	-	1,446
Issuance of stock	-	-	25	-	7	-	-	-	7
Issuance of stock for option exercises	-	-	40	1	7	-	-	-	8
Issuance of stock for warrant exercises	-	-	137	1	109	-	-	-	110
Stock-based compensation expense related to non-employee stock options	-	-	-	-	2	-	-	-	2
Balance at December 31, 2003	6,473	65	4,104	41	2,217	-	-	(1,521)	802
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,804)	(2,804)
Total comprehensive loss									(2,804)
Issuance of Series B preferred stock net of issuance costs of $127	2,694	27	-	-	1,112	-	-	-	1,139
Issuance of Series B preferred stock upon conversion of notes	913	9	-	-	420	-	-	-	429
Issuance of Series C preferred stock net of issuance costs of $123	6,311	63	-	-	5,178	(873)	-	-	4,368
Issuance of stock for option exercises	-	-	5	-	1	-	-	-	1
Issuance of stock for warrant exercises	-	-	31	-	37	-	-	-	37
Issuance of stock for Series B offering costs	-	-	368	4	106	-	-	-	110
Issuance of stock for services	-	-	15	-	4	-	-	-	4
Stock-based compensation expense related to non-employee stock options	-	-	-	-	7	-	-	-	7
Balance at December 31, 2004	16,391	164	4,523	45	9,082	(873)	-	(4,325)	4,093

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated Other Compre-hensive Income	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	Equity
Balance at December 31, 2004	16,391	164	4,523	45	9,082	(873)	-	(4,325)	4,093
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(3,463)	(3,463)
Change in unrealized gains (losses) on investments	-	-	-	-	-	-	(4)	-	(4)
Total comprehensive loss									(3,467)
Issuance of Series C preferred stock net of issuance costs of $140	355	4	-	-	158	-	-	-	162
Issuance of Series D preferred stock net of issuance costs of $36	742	7	-	-	1,070	-	-	-	1,077
Issuance of stock for option exercises	-	-	50	-	12	-	-	-	12
Issuance of stock for warrant exercises	-	-	292	3	324	-	-	-	327
Issuance of stock and options for Series C offering costs	-	-	164	2	101	-	-	-	103
Issuance of stock for services	-	-	20	-	17	-	-	-	17
Stock-based compensation expense related to non-employee stock options	-	-	-	-	55	-	-	-	55
Proceeds from stock subscription receivable	-	-	-	-	-	873	-	-	873
Balance at December 31, 2005	17,488	175	5,049	50	10,819	-	(4)	(7,788)	3,252
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(5,286)	(5,286)
Change in unrealized gains (losses) on investments	-	-	-	-	-	-	16	-	16
Total comprehensive loss									(5,270)
Stock-based compensation expense
Issuance of Series D preferred stock net of issuance costs of $114	1,739	17	-	-	2,477	-	-	-	2,494
Issuance of stock for option exercises	-	-	80	1	22	-	-	-	23
Issuance of stock for warrant exercises	-	-	1,148	12	964	-	-	-	976
Issuance of stock and options for Series D offering costs	-	-	31	-	64	-	-	-	64
Issuance of stock for services	-	-	3	-	5	-	-	-	5
Initial public offering costs	-	-	-	-	(93)	-	-	-	(93)
Stock-based compensation expense related to employee and director stock options	-	-	-	-	313	-	-	-	313
Stock-based compensation expense related to non-employee stock options	-	-	-	-	49	-	-	-	49
Balance at December 31, 2006	19,227	192	6,311	63	14,620	-	12	(13,074)	1,813

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated Other Compre-hensive Income	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	Equity
Balance at December 31, 2006	19,227	192	6,311	63	14,620	-	12	(13,074)	1,813
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(5,400)	(5,400)
Change in unrealized gains (losses) on investments	-	-	-	-	-	-	(15)	-	(15)
Total comprehensive loss									(5,415)
Conversion of preferred stock to common stock in connection with IPO	(19,227)	(192)	9,614	96	96	-	-	-	-
Issuance of stock and warrants in connection with IPO, net of offering costs	-	-	5,000	50	17,120	-	-	-	17,170
Issuance of stock for option exercises	-	-	298	3	111	-	-	-	114
Issuance of stock for services	-	-	38	-	92	-	-	-	92
Issuance of stock for director compensation	-	-	8	-	29	-	-	-	29
Stock-based compensation expense related to employee and director stock options	-	-	-	-	399	-	-	-	399
Stock-based compensation expense related to non-employee stock options	-	-	-	-	118	-	-	-	118
Balance at December 31, 2007	-	-	21,269	212	32,585	-	(3)	(18,474)	14,320
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(8,114)	(8,114)
Realized gains	-	-	-	-	-	-	35	-	35
Change in unrealized gains (losses) on investments	-	-	-	-	-	-	(32)	-	(32)
Total comprehensive loss									(8,111)
Issuance of warrants					67				67
Issuance of stock for option exercises	-	-	123	1	148	-	-	-	149
Issuance of stock for services	-	-	30	1	84	-	-	-	85
Issuance of stock for director compensation	-	-	49	1	123	-	-	-	124
Stock-based compensation expense related to employee and director stock options	-	-	-	-	721	-	-	-	721
Stock-based compensation expense related to non-employee stock options	-	-	-	-	(11)	-	-	-	(11)
Tax benefit from stock plans	-	-	-	-	1	-	-	-	1
Balance at December 31, 2008	-	-	21,471	215	33,718	-	-	(26,588)	7,345

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated Other Compre-hensive Income	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	Equity
Balance at December 31, 2008	-	-	21,471	215	33,718	-	-	(26,588)	7,345
Comprehensive loss:
Net income	-	-	-	-	-	-	-	2,697	2,697
Realized gains	-	-	-	-	-	-	-	-
Change in unrealized gains (losses) on investments	-	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-	-	2,697
Issuance of common stock in connection w/shelf offering, net of offering costs	-	-	1,225	12	1,932	-	-	-	1,944
Issuance of stock for option exercises	-	-	119	1	74	-	-	-	75
Issuance of stock for services	-	-	309	4	75	-	-	-	79
Issuance of stock for director compensation	-	-	130	1	217	-	-	-	218
Stock-based compensation expense related to employee and director stock options	-	-	-	-	702	-	-	-	702
Stock-based compensation expense related to non- employee stock options	-	-	-	-	285	-	-	-	285
Tax benefit from stock plans	-	-	-	-	-	-	-	-	-
Balance at December 31, 2009	-	-	23,254	$233	$37,003	$-	$-	$(23,891)	$13,345

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of Development Stage inception) to December 31,
	2007	2008	2009	2009
Cash flows from operating activities:
Net income (loss)	$(5,400)	$(8,114)	$2,697	$(23,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	183	304	373	1,077
Accretion of discount on short-term investments	(246)	(23)	42	(259)
Net realized gain on sales of short-term investments	-	(35)	-	(3)
Loss on disposal of property and equipment	-	-	-	121
Stock-based compensation expense for options issued to employees and directors	428	844	920	2,382
Compensation expense for warrants issued for services	-	67	88	188
Stock-based compensation expense for options and stock issued to non-employees	210	(11)	273	798
Taxes paid by LLC	-	-	-	1

Changes in operating assets and liabilities:
Increase in accounts receivable	-	-	(3,801)	(3,801)
(Increase) decrease in prepaid expenses and other assets	(193)	88	(204)	(613)
Increase (decrease) in accounts payable and accrued liabilities	397	289	(70)	1,527
Increase (decrease) in deferred revenue	(1,650)	(3,351)	(2,000)	2,166
Increase in deferred tax	-	-	34	34
Net cash used in operating activities	(6,271)	(9,942)	(1,648)	(20,273)

Cash flows from investing activities:
Purchases of property and equipment	(663)	(610)	(731)	(2,891)
Proceeds from disposal of property and equipment	1	-	2	46
Purchases of short-term investments	(49,197)	(32,097)	(3,975)	(98,519)
Proceeds from maturities and sales of short-term investments	44,199	43,571	3,635	98,482
Cash acquired in purchase of LLC	-	-	-	516
Net cash provided by (used in) investing activities	(5,660)	10,864	(1,069)	(2,366)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	-	-	-	11,160
Proceeds from common stock issuances	-	-	-	17
Proceeds from exercise of options and warrants	114	153	74	1,835
Initial public offering costs, net of costs	17,170	-	-	17,077
Proceeds from Shelf offering, net of costs	-	-	1,944	1,944
Proceeds from stock subscription receivable	-	-	-	873
Proceeds from issuance of notes	-	-	-	405
Principal payments on capital lease	(31)	(37)	(42)	(150)
Proceeds from borrowings under equipment loan	794	422	-	1,216
Principal payments on equipment loan	(78)	(302)	(366)	(746)
Net cash provided by financing activities	17,969	236	1,610	33,631

Net increase (decrease) in cash and cash equivalents	6,038	1,158	(1,107)	10,992
Cash and cash equivalents, beginning of period	4,903	10,941	12,099	-
Cash and cash equivalents, end of period	$10,941	$12,099	$10,992	$10,992

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (date of Development Stage inception) to December 31,
	2007	2008	2009	2009
Supplemental Disclosure of non cash information
Interest paid	$34	$102	$77	$223
Income taxes paid	$-	$-	$-	$-

Non-cash financing and investing activities
Issuance of stock options and warrants for stock option costs	$524	$-	$1,086	$1,887
Property and equipment acquired under capital lease obligations	$117	$62	$-	$219

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a clinical stage specialty pharmaceutical company engaged in the discovery and development of innovative product candidates for the treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

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

In October 2007, we completed an initial public offering of our common stock (“IPO”) in which we sold and issued 5,000,000 shares of our common stock at a price to the public of $4.00 per share. We raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 9,613,554 shares of common stock. In connection with the IPO, we also issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants were exercisable on or after October 31, 2008 and expire on October 31, 2010.

In August 2009, the Company completed a sale of equity securities from its shelf registration statement (“Shelf Registration Offering”) in which the Company sold and issued 1,225,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock.  The purchase price for each unit was $2.00.  Each warrant has an exercise price of $2.75 per share, and will be exercisable 180 days after issuance and will expire five years from the date of issuance.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the Shelf Registration Offering.  The Company raised a total of $2.5 million from the Shelf Registration Offering, or approximately $ 1.9 million in net proceeds after deducting underwriting commissions of $156,000 and other offering costs of $349,868.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2009, we were still in clinical trials and had not commenced our planned principal operations.

Certain amounts for prior periods have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NovaBay Pharmaceuticals Canada, Inc. and DermaBay, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of December 31, 2009, our cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

We classify all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of United States government, municipal and corporate debt securities. We have classified our short-term investments as available-for-sale. We do not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income, net within the consolidated statements of operations. Interest income is recognized when earned.

Concentrations of Credit Risk and Major Partners

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

During the year ended December 31, 2009 100% of our operating revenues were made up by two partners and 100% of our accounts receivables were made up by one partner.  For the years ended December 31, 2007 and 2008 two partners represent 100% of our operating revenues.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents and short term investments, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment.

The Company measures the fair value of financial assets and liabilities based on GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions for non-financial assets and liabilities that are required to be measured at fair value. The adoption of these provisions did not materially impact the Company’s consolidated financial position and results of operations.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Under GAAP, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is also established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.   There are three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2009 our cash and short term investments were measured using level one inputs.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the discounted expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on short-term investments classified as available-for-sale.

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with revenue recognition under GAAP,  the Company analyzes its multiple element arrangements to determine whether the element can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.  Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

Funded Research and Development— Revenue from research and development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced, or subcontracted, pre-clinical studies are classified as revenue and recognized in the period the reimbursable expenses are incurred. Payments received in advance are recorded as deferred revenue until the research and development services are performed or costs are incurred.

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

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. The Company was required to utilize the prospective application method, under which prior periods are not revised for comparative purposes. Under the prospective application transition method, non-public entities that previously used the minimum value method of the provisions continue to account for non-vested equity awards outstanding at the date of adoption of the provisions in the same manner as they had been accounted for prior to adoption. The provision specifically prohibits pro forma disclosures for those awards valued using the minimum value method. The valuation and recognition provisions apply to new awards and to awards outstanding as of the adoption date that are subsequently modified. The adoption of these provisions had a material effect on the Company’s financial position and results of operations. See Note 10 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Prior to the adoption of ASC 718, the Company valued its stock-based awards using the minimum value method and provided pro-forma information regarding stock-based compensation and net income required. The Company did not recognize stock-based compensation expense in its consolidated statements of operations for option grants to its employees or directors for the periods prior to its adoption of  ASC 718 because the exercise price of options granted was generally equal to the fair market value of the underlying common stock on the date of grant.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods if their effect would be anti-dilutive. During 2007 and 2008, there is no difference between basic and diluted net loss per share due to the Company’s net losses.  The following table sets forth the reconciliation between basic EPS and diluted EPS:

	Year Ended December 31,
(in thousands)	2007	2008	2009

Net income (loss)	$(5,400)	$(8,114)	$2,697

Basic shares	8,974	21,312	22,404
Add: shares issued upon assumed exercise of stock options	-	-	711
Diluted shares	8,974	21,312	23,115

Basic EPS	$(0.60)	$(0.38)	$0.12
Diluted EPS	$(0.60)	$(0.38)	$0.12

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Stock options	2,896	3,371	711
Stock warrants	350	650	1,875

Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

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

 ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for our third quarter ended September 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements.

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

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s results of operations, financial position, and cash flows.

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2008 and 2009 consisted of the following:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008
		Gross	Gross
	Amortized	Unrealized/Realized	Unrealized/Realized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$-	$-	$-	$-
U.S. Agencies	-	-	-	-
Municipal Bonds	-	-	-	-
Certificates of Deposit	-	-	-	-
Other Fixed Income	-	-	-	-
	$-	$-	$-	$-

December 31, 2009
		Gross	Gross
	Amortized	Unrealized/Realized	Unrealized/Realized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$-	$-	$-	$-
U.S. Agencies	-	-	-	-
Municipal Bonds	-	-	-	-
Certificates of Deposit	300	-	-	300
Other Fixed Income	-	-	-	-
	$300	$-	$-	$300

Contractual maturities of short-term investments as of December 31, 2008 and 2009 were as follows:

December 31, 2008
	Amortized	Market
(in thousands)	Cost	Value
Due in one year or less	$-	$-
Due after 10 years	-	-
Total	$-	$-

	December 31, 2009
	Amortized	Market
(in thousands)	Cost	Value
Due in one year or less	$300	$300
Due after 10 years	-	-
Total	$300	$300

During the years ended December 31, 2007, 2008, and 2009 we recognized a net realized gain of $0, $35,000 and $0 respectively. For the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009, we recognized a net realized gain of $3,000.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2008	December 31, 2009
Office and laboratory equipment	$1,728	$2,430
Furniture and fixtures	113	113
Software	110	133
Leasehold improvement	143	147
Total property and equipment, at cost	2,094	2,823
Less: accumulated depreciation	(638)	(1,011)
Total property and equipment, net	$1,456	$1,812

Depreciation expense was $373,000, $304,000 and $183,000 for the years ended December 31, 2009, 2008 and 2007, respectively and $1,077,000 for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2008	December 31, 2009
Research and development	$509	$118
Employee payroll and benefits	423	744
Professional fees	182	58
Other	52	308
Total accrued liabilities	$1,166	$1,228

NOTE 6. CAPITAL LEASE OBLIGATION

During the first quarter of 2007, we commenced a lease for a portion of our laboratory equipment. This arrangement is being accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

	December 31,	December 31,
(in thousands)	2008	2009
Office and laboratory equipment	$229	$147
Less: accumulated depreciation	(47)	(80)
Capital lease assets, net	$182	$67

Future minimum lease payments under capital leases were as follows at December 31, 2009:

Lease
(in thousands)	Commitment
Year ending December 31, 2010	$7
Total minimum lease payments	7
Less: amount representing interest	-
Present value of minimum lease payments	$7

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we had an outstanding equipment loan balance of $470,000 carrying a weighted-average interest rate of 10.99%. At December 31, 2009, there was $216,000 available for borrowing under this equipment loan facility.

Future minimum loan payments under equipment loans were as follows at December 31, 2009:

Loan
(in thousands)	Commitment
Year ending December 31:
2010	$396
2011	109
Total minimum loan payments	505
Less: amount representing interest	(35)
Present value of minimum loan payments	$470

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under an operating lease, portions of which expire at various dates through 2015. Rent expense was $526,000, $620,000, and $878,000 for the years ended December 31, 2007, 2008 and 2009, respectively, and $2,820,000 for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009.  The future minimum lease payments under non-cancellable operating leases were as follows as of December 31, 2009:

Lease
(in thousands)	Commitment
Year ending December 31:
2010	$901
2011	938
2012	976
2013	1,015
2014	992
thereafter	588
Total lease commitment	$5,410

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2009 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, the Company issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, the Company issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, the Company issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, the Company issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of the Company’s IPO in October 2007. In connection with the IPO, the Company amended its articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2009, there were no shares of preferred stock outstanding.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2009.

 In August 2007, the Company filed an amendment to its articles of incorporation to effect a 1-for-2 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split.

 In October 2007, the Company completed an initial public offering of its common stock in which it sold and issued 5,000,000 shares of its common stock at a price to the public of $4.00 per share. The Company raised a total of $20.0 million from the IPO, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.

In August 2009, the Company sold and issued 1,225,000 units of its common stock at a price of $2.00 per unit from a Shelf Registration Offering.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock.  The Company raised a total of $2.5 million from the Shelf Registration Offering, or approximately $1.9 million in net proceeds after deducting underwriting commissions of $156,000 and other offering costs of $349,868.

Stock Warrants

Warrants to acquire shares of common stock were issued in connection with the sales of the Series A and Series B Convertible Preferred Stock and certain convertible notes. Additionally, in October 2007, warrants were issued to the underwriters in connection with the IPO. In 2009 warrants were issued to investors as part of our Shelf Registration Offering.  The significant terms of the Series A, Series B, Note, Underwriter and Investor warrants were as follows:

Series A Warrants—The warrants issued with the sale of Series A Preferred Stock were issued on the basis of 0.20 of a warrant for every share of Series A Preferred Stock purchased. The exercise price of these warrants was $1.20 per share. We extended a limited-time offer to holders of the warrants to exercise them at a price of $0.80 per share. Any unexercised warrants expired on July 1, 2005, except for warrants issued in connection with later purchases of the Series A Preferred Stock for which the expiration date was extended to July 1, 2006.

Series B Warrants—The warrants issued with the sale of Series B Preferred Stock were issued on the basis of 0.175 of a warrant for every share of Series B Preferred Stock purchased. The exercise price of these warrants was $0.80 per share. Any unexercised warrants expired on June 30, 2006.

Note Warrants—Warrants were granted in connection with promissory notes issued to certain of our shareholders in 2002 and 2003. The warrants issued to these shareholders had an exercise price of $1.20 per share. Any unexercised warrants expired on June 30, 2006.

Underwriter Warrants—In connection with the IPO, the Company issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants were exercisable on or after October 31, 2008 and expire on October 31, 2010. The warrants were valued at approximately $524,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 50.0%, (2) a risk-free interest rate of 3.94% and (3) a contractual life of 3 years. The Company accounted for the fair value of the Underwriter Warrants as an expense of the IPO resulting in a charge to stockholders’ equity.

Advisory Services Warrants - In April 2008, the Company issued a two year warrant and a four year warrant to purchase an aggregate of 300,000 shares of common stock to PM Holdings Ltd. as part of our consideration for the revision of the agreement dated February 13, 2007 with PM Holdings.  Under the terms of the original agreement, the Company agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminated the monthly cash payment obligation and instead provided for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 shares of common stock at an exercise price of $4.00 per share. The warrants were valued at approximately $162,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 50.0%, (2) a risk-free interest rate of 3.94% and (3) a contractual life of 2 years.   The Company accounts for the fair value of the Advisory Services Warrants as an expense amortized over the life of the warrants.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investor Warrants—In August 2009, in connection with the Shelf Registration Offering, the Company issued warrants to the investors to purchase an aggregate of 1,225,000 shares of common stock at an exercise price of $2.75 per share. The warrants are exercisable on or after February 17, 2010 and expire on August 21, 2014.

At December 31, 2009, there were outstanding warrants to purchase 650,000 shares of common stock at a weighted-average exercise price of $4.00 per share.  Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from the Shelf Registration Offering at the exercise price of $2.75 per share. None of the warrants were exercisable at December 31, 2009.

The following table summarizes information about the Company’s warrants outstanding at December 31, 2009, 2008 and 2007 and activity during the three years then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	-	$-
Warrants granted	350	$4.00
Outstanding at December 31, 2007	350	$4.00
Warrants granted	300	$4.00
Outstanding at December 31, 2008	650	$4.00
Warrants granted	1,225	$2.75
Outstanding at December 31, 2009	1,875	$3.18

NOTE 10. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan.  Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2009. As of December 31, 2009, there were 550,995 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Summary

The following table summarizes information about the Company’s stock options outstanding at December 31, 2009, 2008 and 2007 and activity during the three years then ended.

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,401	$0.83
Options granted	814	$3.30
Options exercised	(298)	$0.38
Options forfeited/cancelled	(21)	$1.52
Outstanding at December 31, 2007	2,896	$1.57
Options granted	903	$2.39
Options exercised	(122)	$1.18
Options forfeited/cancelled	(306)	$2.66
Outstanding at December 31, 2008	3,371	$1.70
Options granted	1,196	$1.80
Options exercised	(119)	$0.62
Options forfeited/cancelled	(301)	$2.42
Outstanding at December 31, 2009	4,147	$1.71	7.0	$2,456

Vested and expected to vest at December 31, 2009	3,973	$1.69	6.9	$2,427

Vested at December 31, 2009	2,360	$1.41	5.5	$2,084

Exercisable at December 31, 2009	2,532	$1.53	5.6	$2,099

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Amex as of December 31, 2009. The Company received cash payments for the exercise of stock options in the amount of $114,000, $149,000 and $74,000 during the years ended December 31, 2007, 2008 and 2009, respectively. The aggregate intrinsic value of stock option awards exercised was $571,000, $108,000 and $148,000 for the years ended December 31, 2007, 2008 and 2009, respectively, as determined at the date of option exercise.

The options outstanding and vested by exercise price at December 31, 2009 were as follows (number of options in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Vested	Weighted-Average Exercise Price
$0.20	494	2.1	$0.20	494	$0.20
$0.30	318	4.0	$0.30	318	$0.30
$0.56	162	4.5	$0.56	154	$0.56
$1.20 - $1.56	503	8.3	$1.39	180	$1.24
$1.70 - $1.99	1,686	8.2	$1.82	742	$1.75
$2.00 - $2.41	407	8.1	$2.25	158	$2.26
$3.56 - $4.00	577	8.0	$3.69	314	$3.69
	4,147	7.0	$1.71	2,360	$1.41

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2007	2008	2009
Expected price volatility	68.9%	70.3%	87.1%
Expected term (in years)	6.0	6.1	6.1
Risk-free interest rate	4.1%	3.1%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.17	$1.56	$1.31

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

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the years ended December 31, 2007 and 2009, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants. Due to employee turnover in 2008, we applied an estimated forfeiture rate of 20% to employee grants and 0% to director grants.

For the years ended December 31, 2007, 2008 and 2009, we recognized stock-based compensation expense of $399,000 $721,000 and $702,000, respectively, for option awards to employees and directors. As of December 31, 2009, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $2.0 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 2.8 years.

Common Stock Awards to Directors

In connection with the close of the IPO in October 2007, in December 2009 the Company adopted a new plan to compensate the independent members of the Board of Directors for their services. Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and stock options, at their discretion, for their participation in the board and various committees.  If the director elects to receive stock options these are issued to the director at the beginning of the year and vest over the term of the year.  Cash payments are made quarterly at the beginning of each quarter.

In accordance with these provisions, the Company issued 51,000 and 130,000 shares of common stock to independent directors during the years ended December 31, 2008 and 2009, respectively. These shares were issued out of the 2007 Plan. The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of $124,000 and $218,000 for common stock awards to directors during the years ended December 31, 2008 and 2009, respectively.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the statements of operations in the same expense line items as cash compensation. Since the Company has operated at a loss and has considerable net operating loss carryforwards, it does not expect to realize any current tax benefits related to stock options.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Year ended December 31,
(in thousands)	2007	2008	2009
Research and development	$206	$412	$548
General and administrative	222	432	372
Total stock-based compensation expense	$428	$844	$920

Stock-Based Awards to Non-Employees

During the years ended December 31, 2007, 2008 and 2009, the Company granted options to purchase an aggregate of 69,000, 16,000 and 273,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2007	2008	2009
Expected price volatility	71.0%	70.0%	87.2%
Expected term (in years)	5.3	6.1	5.6
Risk-free interest rate	4.7%	3.1%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of options granted during the period	$1.70	$1.26	$1.41

For the years ended December 31, 2007 and 2009, the Company recognized stock-based compensation expense of $118,000 and $273,000, respectively, related to non-employee option grants. For the year ended December 31, 2008 the Company reversed previously recognized expense of $13,000 due to the required revaluation of unvested non-employee grants.

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

Revenue has been recognized as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009

Amortization of Upfront Technology Access Fee	$2,500	$2,500	$2,500
On-going Research and Development	2,700	2,700	4,322
Materials, Equipment, and Contract Study Costs	611	1,386	1,349
Milestone Payment	-	-	1,000
	$5,811	$6,586	$9,171

At December 31, 2007, 2008 and 2009, we had deferred revenue balances of $7.4 million, $4.2 million and $1.7 million, respectively, related to the Alcon agreement which was comprised of $6.7 million, $4.2 million and $1.7 million, respectively, for the upfront technology access fee and $0.7 million, $0 and $0, respectively, for other prepaid reimbursements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Galderma

On March 25, 2009, the Company announced that it entered into an agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The Company amended this agreement on December 17, 2009.  This agreement is exclusive and worldwide in scope, with the exception of Asian markets where the Company has commercialization rights, and North America, where the Company has an option to exercise co-promotion rights.   Galderma will be responsible for the development costs of the acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase.  The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low-to- mid single digits.

Revenue has been recognized under the Galderma agreement as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Amortization of Upfront Technology Access Fee	$-	$-	$500
On-going Research and Development	-	-	1,200
Materials, Equipment, and Contract Study Costs	-	-	1,063
Milestone Payments	-	-	3,750
	$-	$-	$6,513

The Company had deferred revenue balances of $0 and $500,000 respectively, at December 31, 2008 and December 31, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee.  As of December 31, 2009, the Company has earned $3.75 million in milestone payments.  This balance was included in accounts receivable as of December 31, 2009.  As of December 31, 2009, the Company has not earned or received any royalty payments under the Galderma agreement.

KCI International VOF GP

In June 2007, we entered into a license agreement with an affiliate of Kinetic Concepts, Inc. (“KCI”), under which we granted KCI the exclusive rights to develop, manufacture and commercialize NVC-101, or NeutroPhase, as well as other products containing hypochlorous acid as the principal active ingredient, worldwide for use in wound care in humans, other than products or uses intended for the eye, ear or nose. Under the terms of the agreement, KCI paid to us a non-refundable technology access fee of $200,000. The up-front technology access fee was recorded as deferred revenue and has been amortized into revenue on a straight-line basis over the 18-month performance obligation period, through December 2008. Under the agreement, we are also entitled to receive reimbursements for qualified consulting, materials and contract study costs. In addition, we are entitled to receive payments of up to $1.25 million if certain milestones are met. If products covered by the license are commercially launched, we will also receive royalty payments based on net revenues from sales by KCI of such products. KCI has the right to terminate the agreement without penalty upon 60 days’ notice. We have the right to terminate the agreement if KCI has not commercially launched a product incorporating NVC-101, or any other product containing hypochlorous acid, within 18 months of the date of the agreement. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.  On November 19, 2009, the agreement between KCI and NovaBay was mutually terminated.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Amortization of Upfront Technology Access Fee	$72	$128	$-
On-going Research and Development	30	8	-
Materials, Equipment, and Contract Study Costs	-	-	-
	$102	$136	$-

As of December 31, 2009, we had no deferred revenue related to the KCI agreement and we had not earned or received any milestone or royalty payments under the KCI agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2009.

NOTE 13. INCOME TAXES

Net income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ending December 31
	2007	2008	2009
United States	(5,388)	(8,112)	2,704
International	-	-	-
	(5,388)	(8,112)	2,704

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2007	2008	2009
Current
Federal	$-	$-	$-
State	12	2	7
Other	-	-	-
Total Current Tax Expense	12	2	7

Deferred
Federal	-	-	-
State	-	-	-
Other	-	-	-
Total Deferred Tax Expense	-	-	-

Total Tax Expense	$12	$2	$7

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

	Year Ending December 31
(in thousands)	2008	2009
Deferred Tax Assets:
Accruals	$409	$296
Deferred Revenue	1,660	664
Net Operating Losses	7,946	7,780
Stock Options	176	406
Other Deferred Tax Assets	45	54
Total Deferred Tax Assets	10,236	9,200

Deferred Tax Liabilities:
Property, Plant & Equipment	(228)	(322)
Total Deferred Tax Liabilities	(228)	(322)

Valuation Allowance	$(10,008)	$(8,878)
Net Deferred Taxes	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by the following amounts (in thousands):

2007	2008	2009
$1,997	$2,978	$(1,130)

We track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account. Therefore, these amounts are not included in gross or net deferred tax assets.

The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable.

Net operating losses and tax credit carryforwards as of December 31, 2009 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$20,025	2024 - 2029
Net operating losses, state	$20,012	2016 - 2029
Tax credits, state	$15	N/A

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2007	2008	2009
Statutory Rate	$(1,832)	$(2,758)	$950
State Tax	(274)	(435)	152
ISO Related Expense for GAAP	81	207	196
Change in Valuation Allowance	1,997	2,978	(1,130)
Other	40	10	(161)
Total	$12	$2	$7

Uncertain Income Tax Positions

We adopted the provisions of ASC 740-10 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2009, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

NOTE 14. SUBSEQUENT EVENTS

We evaluated subsequent events through March 26, 2010 when these financial statements were issued.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this Annual Report on Form 10-K that would have a material impact on our Consolidated Financial Statements

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.   Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 25, 2010 the board of directors approved a new employee cash bonus plan.  The plan provides for a target bonus award opportunity for each employee, set as a percent of base salary.  Actual awards may be modified upward or downward based on the achievement of individual and corporate performance objectives established at the beginning of the year or due to other factors solely at the discretion of the board and management.  The bonus will also be weighted between individual and corporate performance factors which will vary based on reporting levels and responsibility.  The employee cash bonus plan is filed as Exhibit 10.7 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Compensation and Other Information” appearing in the definitive Proxy Statement to be delivered to NovaBay’s stockholders in connection with the solicitation of proxies for NovaBay’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”).  The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts, risk management and procedures for Board nominations, is incorporated herein by reference from the information under the caption, “Proposal One: Election of Directors” and  “Corporate Governance” appearing in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Ethics and Business Conduct

The information required by this Item with respect to our code of ethics and business conduct is incorporated herein by reference from the section captioned “Corporate Governance” contained in the Proxy Statement.

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

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of NovaBay Pharmaceuticals, Inc. are included in Item 8 of this Annual Report on Form 10-K commencing on the pages referenced below:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2008 and 2009	40
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009 and for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009	41
Consolidated Statements of Stockholder's Equity for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007,2008 and 2009 and for the cumulative period from July 1, 2002 (date of development stage inception) to December 31, 2009	46

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

Date: March 26, 2010	NOVABAY PHARMACEUTICALS, INC.

	By:	/S/ RAMIN NAJAFI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAMIN NAJAFI	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 25, 2010
Ramin (“Ron”) Najafi

/S/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 25, 2010
Thomas J. Paulson

/S/ CHARLES J. CASHION	Director	March 23, 2010
Charles J. Cashion

/S/ ANTHONY DAILLEY	Director	March 24, 2010
Anthony Dailley, DDS

/S/ PAUL FREIMAN	Director	March 24, 2010
Paul E. Freiman

/S/ ALEX MCPHERSON	Director	March 23, 2010
Alex McPherson, MD, Ph.D.

/S/ ROBERT R. TUFTS	Director	March 24, 2010
Robert R. Tufts

/S/ TONY WICKS	Director	March 23, 2010
Tony Wicks

/S/ HARRY F. HIXSON, JR., PhD	Director	March 26, 2010
Harry F. Hixson

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of the Company  (Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007 (SEC File No. 001-33678).)

3.2
Amended and Restated Bylaws of the Company  (Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 8-K as filed with the SEC on January 26, 2010 (SEC File No. 001-33678).)

4.1*	Specimen common stock certificate

4.2
Form of Form of Common Stock Purchase Warrant issued in August 2009. (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K as filed with the SEC on August 21, 2009 (SEC File No. 001-33678).)

10.1*+	2002 Stock Option Plan, and forms of agreements thereto

10.2*+	2005 Stock Option Plan, and forms of agreements thereto

10.3*+
2007 Omnibus Incentive Plan, and forms of agreements thereto ((the Plan is incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 as filed with the SEC on August 14, 2008 (SEC File No. 001-33678), and the forms of agreements thereto are incorporated by reference to the exhibit referencing the Plan from the Company’s amendment to registration statement of Form S-1 (File No. 333-140714) filed with the Securities and Exchange Commission on May 29, 2007, as amended.)

10.4*+	Employment Agreement dated January 1, 2007 by and between the Company and Ramin (“Ron”) Najafi

10.5*+	Employment Agreement dated January 1, 2007 by and between the Company and John (“Jack”) O’Reilly

10.6*+	Employment Agreement dated January 1, 2007 by and between the Company and Behzad Khosrovi

10.7+	NovaBay Pharmaceuticals, Inc. Employee Incentive Cash Compensation Plan.

10.8*+
Employment Agreement dated January 9, 2008 by and between the Company and Thomas J. Paulson (Incorporated by reference to Exhibit 10.18 from the Company’s annual report on Form 10-K for the year end December 31, 2007 as filed with the SEC on March 14, 2008 (SEC File No. 001-33678).)

10.9+
Retirement and Consulting Agreement dated January 1, 2009 by and Between the Company and John (“Jack”) O’Reilly (Incorporated by reference to Exhibit 10.9 from the Company’s annual report on Form 10-K for the year end December 31, 2008, as filed with the SEC on March 31, 2009 (SEC File No. 001-33678).)

10.10*	Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended

10.11
Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended (Incorporated by reference to Exhibit 10.20 from the Company’s annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008 (SEC File No. 001-33678).)

10.12
Sixth Amendment to Lease between Emery Station Office II, LLC and Novacal Pharmaceuticals, Inc., effective September 1, 2008.  (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q/A for the quarter ended September 30, 2008 as filed with the SEC on November 14, 2008 (SEC File No. 001-33678).)

10.13†
Collaboration and License Agreement, by and between the Company and Galderma S.A., dated as of March 20, 2009 (Incorporated by reference to Exhibit 10.2 from the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2009, as filed with the SEC on August 4, 2009 (SEC File No. 001-33678).)

10.14+	Director Compensation Plan

10.15*†	Collaboration and License Agreement dated August 29, 2006 by and between the Company and Alcon Manufacturing, Ltd.

10.16*	Master Security Agreement dated April 23, 2007 by and between the Company and General Electric Capital Corporation

10.17*	Form of Common Stock Purchase Warrant by and between the Company and the underwriters
10.18††	Amendment No. 1 to the Collaboration and License Agreement, dated as of December 1, 2009, between the Company and Galderma S.A.

10.19+	Named Executive Officer Cash Compensation Arrangements

10.20+	Employment Agreement, dated July 28, 2009, between the Company and Roy Wu.

10.21
Placement Agent Agreement, dated August 21, 2009, by and between the Company and Maxim Group LLC (Incorporated by reference to Exhibit 1.1 from the Company’s quarterly report on Form 8-K as filed with the SEC on August 21, 2009 (SEC File No. 001-33678)).

10.22+	Employment Agreement, dated October 15, 2009, between the Company and Mark Anderson.

23.1	Consent of Davidson & Company LLP

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit of the same description  from the Company’s registration statement of Form S-1 (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended.

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