Form 10-Q
period 2010-03-31
NovaBay Pharmaceuticals, Inc.
filed 2010-05-12
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

As of May 7, 2010, there were 23,309,188 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements and Notes (unaudited)

The following Consolidated Financial Statements are presented for NovaBay Pharmaceuticals, Inc, and its subsidiaries.

	1.	Consolidated Statements of Operations:	3
		Three months ended March 31, 2010 and 2009

	2.	Consolidated Balance Sheets:	4
		March 31, 2010 and December 31, 2009

	3.	Consolidated Statements of Cash Flows:	5
		Three months ended March 31, 2010 and 2009

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.		Controls and Procedures	27

Item 4T.		Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	28

Item 6.		Exhibits	43

SIGNATURES			44

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma®, Aganocide®, NovaBay™, AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,890	$10,992
Short-term investments	854	300
Accounts receivable and other receivables	51	3,801
Deferred tax asset	—	34
Prepaid expenses and other current assets	411	479
Total current assets	14,206	15,606
Other assets	225	105
Property and equipment, net	1,736	1,812
TOTAL ASSETS	$16,167	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$227	$272
Accrued liabilities	681	1,228
Capital lease obligation	—	7
Equipment loan	330	364
Deferred revenue	2,701	2,167
Total current liabilities	3,939	4,038
Deferred tax liability	—	34
Equipment loan - non-current	42	106
Total liabilities	3,981	4,178

Stockholders' Equity:
Common stock, $0.01 par value; 65,000 shares authorized at March 31, 2010 and December 31, 2009; 23,306 and 23,254 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	233	233
Additional paid-in capital	37,475	37,003
Accumulated other comprehensive loss	(2)	—
Accumulated deficit during development stage	(25,520)	(23,891)
Total stockholders' equity	12,186	13,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,167	$17,523

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	March 31, Three Months Ended		Cumulative Period from July 1, 2002 (date of development stage inception) to March 31,
(in thousands, except per share data)	2010	2009	2010
Revenue:
License and collaboration revenue	$2,084	$2,611	$31,936

Operating Expenses:
Research and development	2,233	1,361	34,577
General and administrative	1,469	1,579	24,040
Total operating expenses	3,702	2,940	58,617

Other income (expense), net	(11)	11	1,182

Loss before income taxes	(1,629)	(318)	(25,499)
Provision for income taxes	—	—	(21)
Net loss	$(1,629)	$(318)	$(25,520)

Net loss per share:
Basic and diluted	$(0.07)	$(0.01)
Shares used in per share calculations:
Basic and diluted	23,300	21,620

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (date of development stage inception) to March 31, 2010
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(1,629)	$(318)	$(25,520)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	84	1,183
Accretion of discount on short-term investments	—	—	(259)
Net realized gain (loss) on sales of short-term investments	—	—	(3)
Loss on disposal of property and equipment	—	—	121
Stock-based compensation expense for options issued to employees and directors	304	305	2,686
Compensation expense for warrants and stock issued for services	82	74	270
Stock-based compensation expense for options and stock issued to non-employees	48	56	846
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,714	—	(87)
Increase in prepaid expenses and other assets	27	(269)	(586)
Increase (decrease) in accounts payable and accrued liabilities	(594)	(131)	933
(Increase) decrease in deferred revenue	534	1,061	2,700
Increase in deferred tax	(34)	—	—
Net cash provided by (used in) operating activities	2,558	862	(17,715)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(27)	(2,921)
Proceeds from disposal of property and equipment	—	—	46
Purchases of short-term investments	(862)	(3,015)	(99,381)
Proceeds from maturities and sales of short-term investments	300	375	98,782
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(592)	(2,667)	(2,958)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	37	47	1,872
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	—	—	1,944
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	(7)	(10)	(157)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	(98)	(88)	(844)
Net cash provided by (used in) financing activities	(68)	(51)	33,563

Net increase (decrease) in cash and cash equivalents	1,898	(1,856)	12,890
Cash and cash equivalents, beginning of period	10,992	12,099	—
Cash and cash equivalents, end of period	$12,890	$10,243	$12,890

   The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a clinical stage biotechnology company developing first-in-class anti-infectives for the treatment and prevention of infections due to bacteria, fungi and virus, including antibiotic-resistant infections.  Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance.  We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds.  These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens.  We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial, fungal and viral infections.  In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested.  Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

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

In August 2009, the Company completed a sale of equity securities from its shelf registration statement (“Shelf Registration Offering”) in which the Company sold and issued 1,225,000 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock.  The purchase price for each unit was $2.00.  Each warrant has an exercise price of $2.75 per share, and will be exercisable 180 days after issuance and will expire five years from the date of issuance.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the Shelf Registration Offering.  The Company raised a total of $2.5 million from the Shelf Registration Offering, or approximately $ 1.9 million in net proceeds after deducting underwriting commissions of $156,000 and other offering costs of approximately $350,000.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  These  statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company believes these consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The financial statements have been prepared under the guidelines for Development Stage Enterprises.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues there from.  As of March 31, 2010, the Company had not commenced its planned principal operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NovaBay Pharmaceuticals Canada, Inc. and DermaBay, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of March 31, 2010, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments.  Short-term investments generally consist of United States government, municipal and corporate debt securities.  The Company has classified its short-term investments as available-for-sale.  The Company does not intend to hold securities with stated maturities greater than twelve months until maturity.  In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities.  These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.  A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its’ carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security.  No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income, net within the consolidated statements of operations.  Interest income is recognized when earned.

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

During the quarters ended March 31, 2010 and 2009, 100% of our operating revenues were derived from two of our collaborative partners.  As of December 31, 2009, 100% of our accounts receivables were from one of our collaborative partners.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on available-for-sale securities.  At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,629)	$(318)
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities	(2)	(8)
Comprehensive loss	$(1,631)	$(326)

Fair Value Measurement of Financial Assets and Liabilities

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

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

Research and Development Costs

Research and development expenses consist of costs incurred for salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities.  The Company uses external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.  The Company charges research and development costs to expense as incurred.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation” which requires the recognition of compensation expense using a fair-value based method.  Stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period.  The Company was required to utilize the prospective application method, under which prior periods are not revised for comparative purposes.  Under the prospective application transition method, non-public entities that previously used the minimum value method of the provisions continue to account for non-vested equity awards outstanding at the date of adoption of the provisions in the same manner as they had been accounted for prior to adoption.  The provision specifically prohibits pro forma disclosures for those awards valued using the minimum value method.  The valuation and recognition provisions apply to new awards and to awards outstanding as of the adoption date that are subsequently modified.  The adoption of these provisions had a material effect on the Company’s financial position and results of operations.  See Note 9 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 505-50, Equity - Equity-Based Payments to Non-Employees which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Potentially dilutive common share equivalents are excluded from the diluted net loss per share computation in net loss periods if their effect would be anti-dilutive.  During the three months ended March 31, 2010 and 2009, there is no difference between basic and diluted net loss per share due to the Company’s net losses.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Stock options	4,377	3,651
Stock warrants	1,725	650
	6,102	4,301

Recent Accounting Pronouncements

None

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Corporate bonds	$306	$—	$(1)	$305
Municipal Bonds	50	—	—	50
Certificates of Deposit	500	—	(1)	499
	$856	$—	$(2)	$854

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Certificates of Deposit	300	—	—	300
	$300	$—	$—	$300

All short-term investments at March 31, 2010 and December 31, 2009 mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive income (loss).

We did not recognize any realized gains or losses for the three months ended March 31, 2010 and 2009.  For the cumulative period from July 1, 2002 (date of development stage inception) to March 31, 2010, the Company recognized a net realized loss of approx $3,000.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table presents the Company’s investments measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements Using

(in thousands)	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,890	$12,890	$—	$—
Short-term investments:
Corporate bonds	305	—	305	—
Municipal bonds	50	—	50
Certificates of deposit	499	—	499	—
Total short-term investments	854	—	854	—
Total	$13,744	$12,890	$854	$—

The following table presents the Company’s investments measured at fair value on a recurring basis as of December 31, 2009:

(in thousands)	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,992	$10,992	$—	$—
Short-term investments:
Certificates of deposit	300	—	300	—
Total short-term investments	300	—	300	—
Total	$11,292	$10,992	$300	$—

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Office and laboratory equipment	$2,460	$2,430
Furniture and fixtures	113	113
Software	133	133
Leasehold improvement	147	147
Total property and equipment, at cost	2,853	2,823
Less: accumulated depreciation	(1,117)	(1,011)
Total property and equipment, net	$1,736	$1,812

Depreciation expense was $106,000 and $84,000 for the three months ended March 31, 2010 and 2009, respectively.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The Company leases for a portion of its laboratory equipment. This arrangement is accounted for as a capital lease. Assets under capital leases that are included in property and equipment are as follows:

	March 31,	December 31,
(in thousands)	2010	2009
Office and laboratory equipment	$147	$147
Less: accumulated depreciation	(85)	(80)
Capital lease assets, net	$62	$67

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	March 31,	December 31,
(in thousands)	2010	2009
Research and development	$63	$118
Employee payroll and benefits	384	744
Professional fees	116	58
Other	118	308
Total accrued liabilities	$681	$1,228

NOTE 6. EQUIPMENT LOAN

During April 2007, the Company entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of this loan is to finance equipment purchases, principally in the build-out of the Company’s laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2008 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. In April 2008, the agreement was extended to April 2009.  There are no loan covenants specified in the agreement.

As of March 31, 2010, the Company had an outstanding equipment loan balance of approximately $372,000 carrying a weighted-average interest rate of 11.02%.  The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $240,000 and $226,000 for the three months ended March 31, 2010 and 2009, respectively.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2010 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

In 2002 and 2003, the Company issued 3.2 million shares of Series A Convertible Preferred Stock for net proceeds of $647,000. In 2003 and 2004, the Company issued 6.9 million shares of Series B Convertible Preferred Stock for net proceeds of $3.0 million. In 2004 and 2005, the Company issued 6.7 million shares of Series C Convertible Preferred Stock for net proceeds of $5.4 million. In 2005 and 2006, the Company issued 2.5 million shares of Series D Convertible Preferred Stock for net proceeds of $3.6 million. All outstanding shares of convertible preferred stock automatically converted into 9.6 million shares of common stock upon the closing of the Company’s IPO in October 2007. In connection with the IPO, the Company amended its articles of incorporation to provide for the issuance of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of March 31, 2010 and December 31, 2009 there were no shares of preferred stock outstanding.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Common Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2010.

 In August 2007, the Company filed an amendment to its articles of incorporation to affect a 1-for-2 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants and the conversion ratios of preferred stock included in the financial statements and footnotes have been restated to reflect the reverse stock split.

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

In August 2009, the Company sold and issued 1,225,000 units of its common stock at a price of $2.00 per unit from a Shelf Registration Offering.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock.  The Company raised a total of $2.5 million from the Shelf Registration Offering, or approximately $1.9 million in net proceeds after deducting underwriting commissions of $156,000 and other offering costs of approximately $350,000.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

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

At March 31, 2010, there were outstanding warrants to purchase 500,000 shares of common stock at a weighted-average exercise price of $4.00 per share.  Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from the Shelf Registration Offering at the exercise price of $2.75 per share. All outstanding warrants were exercisable at March 31, 2010.

The following table summarizes information about the Company’s warrants outstanding at March 31, 2010 and activity during the three months then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	1,875	$3.18
Warrants expired	(150)	$4.00
Outstanding at March 31, 2010	1,725	$3.11

NOTE 9. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan.  Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 930,177 and 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2010 and January 2009, respectively.  As of March 31, 2010, there were 1,232,871 shares available for future grant under the 2007 Plan.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

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

Stock Option Summary

    The following table summarizes information about the Company’s stock options outstanding at March 31, 2010 and activity during the three-month period then ended.

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,147	$1.71
Options granted	291	$2.06
Options exercised	(18)	$2.02
Options forfeited/cancelled	(42)	$2.07
Outstanding at March 31, 2010	4,377	$1.73	6.9	$2,944

Vested and expected to vest at March 31, 2010	4,213	$1.71	6.8	$2,899

Vested at March 31, 2010	2,583	$1.46	5.5	$2,436

Exercisable at March 31, 2010	2,880	$1.58	5.8	$2,478

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Amex as of March 31, 2010. The Company received cash payments for the exercise of stock options in the amount of approximately $37,000 during the three months ended March 31, 2010, and the aggregate intrinsic value of stock option awards exercised was $0 for the same period, as determined at the date of option exercise.  For the three months ended March 31, 2009, the Company received cash payments in the amount of approximately $47,000 and the aggregate intrinsic value of stock option awards exercised was $9,000 for the same period.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended March 31,
Assumption	2010	2009
Expected price volatility	86%	83%
Expected term (in years)	5.45	6.1
Risk-free interest rate	2.67%	1.80%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.46	$1.07

For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $304,000 and $167,000, respectively, for option awards to employees and directors.  As of March 31, 2010, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $2.0 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 1.9 years.

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

In accordance with these provisions, the Company issued 93,384 shares of common stock to independent directors during the three months ended March 31, 2009.  These shares were issued out of the 2007 Plan.  The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense of approximately $138,000 for common stock awards to directors during the three months March 31, 2009.

In December 2009, the Company adopted a new plan to compensate the independent members of the Board of Directors for their services.  Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and stock options, at their discretion, for their participation in the board and various committees. If the director elects to receive stock options these are issued to the director at the beginning of the year and vest over the term of the year. Cash payments are made quarterly at the beginning of each quarter.  In accordance with these provisions, the Company did not issue any common stock to independent directors during the three months ended March 31, 2010.

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Research and development	$112	$91
General and administrative	192	214
Total stock-based compensation expense	$304	$305

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2010 and 2009, the Company granted options to purchase an aggregate of 45,000 and 60,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   Additionally, during the three months ended March 31, 2010 the Company issued 32,893 shares of common stock to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following weighted-average assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	Three Months Ended March 31,
Assumption	2010	2009
Expected price volatility	87%	83%
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.48%	1.40%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.19	$0.94

For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $48,000 and $56,000, respectively, related to non-employee stock and option grants.

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

Revenue has been recognized under the Alcon agreement as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Amortization of Upfront Technology Access Fee	$625	$625
On-going Research and Development (FTE)	1,309	736
Milestone Payment	—	1,000
	$1,934	$2,361

At March 31, 2010 and December 31, 2009, the Company had deferred revenue balances of $2.4 million and $1.7 million, respectively, related to the Alcon agreement which was comprised of $1.1 million and $1.7 million, respectively, for the upfront technology access fee and $1.3 million and $0, respectively, for other prepaid reimbursements.  In January 2009, the Company received a $1.0 million milestone payment under the Alcon agreement for non-rejection of the IND application for the Company’s otic indication.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

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

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase.  The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009.    The upfront fee is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, through October 2010.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low-to- mid single digits.

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Amortization of Upfront Technology Access Fee	$150	$250
Total	$150	$250

The Company had deferred revenue balances of $350,000 and $500,000 respectively, at March 31, 2010 and December 31, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee.  As of March 31, 2010, the Company has earned $3.75 million in milestone payments and has not earned or received any royalty payments under the Galderma agreement.

NOTE 12. INCOME TAXES

As of December 31, 2009 the Company had net operating loss carryforwards for both federal and state income tax purposes of $20.0 million.  If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2029.  Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation.  Accordingly, the Company’s ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes.  Such a limitation could result in the expiration of carryforwards before they are utilized.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

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

The Company adopted the relevant accounting guidance on January 1, 2007.  There was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of adoption.  The Company has no unrecognized tax benefit as of December 31, 2009, including no accrued amounts for interest and penalties.  The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense.  The Company is subject to income tax examinations for U.S. incomes taxes and state income taxes from 2002 forward.  The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

NOTE 13. SUBSEQUENT EVENTS

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our Consolidated Financial Statements.

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

Overview

We are a clinical stage biotechnology company developing first-in-class anti-infectives for the treatment and prevention of infections due to bacteria, fungus and virus, including antibiotic-resistant infections.  Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial, fungal and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”), to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens care. Under the terms of the agreement, Alcon paid an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice. In addition, NovaBay retains the rights to market, via a third-party co-marketing partner, any products developed for ear or sinus indications in the major Asian markets, including Japan, China, India and South Korea. NovaBay has also retained such rights in other markets where Alcon is not committing reasonably sufficient sales and marketing resources to the particular product. In each instance, the appointment of the co-marketing partner would be subject to certain conditions, including that the co-marketing partner be approved by Alcon. The co-marketing partner, or NovaBay on its behalf, would be required to pay Alcon a royalty based on net sales of the product in the applicable market and would also be required to reimburse Alcon for part of its local development costs or, in markets in which Alcon is not committing reasonably sufficient sales and marketing resources, all of its local development costs. These products may also be marketed in those markets by Alcon, its affiliates or distributors.

Alcon is responsible for all of the costs that it incurs in developing the products using the Aganocide compounds.  We recently announced that Alcon has increased its on-going financial support of the company’s research and development efforts by more than $2.0 million per year. The additional funding is expected to enhance NovaBay’s pre-clinical and clinical development programs in the areas of eye, ear and sinus infections, as well as contact lens solutions.  Alcon is conducting Phase II trials of NovaBay’s lead compound, NVC-422, for the treatment of viral conjunctivitis, a type of “Pink Eye”. The viral conjunctivitis trials are under way at over 30 medical centers around the U.S. and internationally and Alcon expects to enroll approximately 250 patients.    The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized product.

On March 25, 2009, we announced that we entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.  We amended this agreement in December 2009.  The agreement is exclusive and worldwide in scope, with the exception of Asian markets and North American healthcare institutions and hospitals.  In Asian markets we have commercialization rights.  In North America we have an option to exercise co-promotion rights in hospital and healthcare institutions.

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

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. We are a development stage company and have incurred significant losses since commencement of our operations in July 2002, as we have devoted substantially all of our resources to research and development. As of March 31, 2010, we had an accumulated deficit of $25.5 million. Our accumulated deficit resulted from research and development expenses and general and administrative expenses. Although we were profitable in 2009, we expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

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

On April 22, 2009 we announced an exclusive agreement with Professors Markus Nagl M.D. and Waldemar Gottardi, Ph.D. of the Medical University of Innsbruck, Austria. The agreement was entered into to advance the development of NovaBay’s Aganocide compounds by integrating extensive and on-going clinical work at the university with NovaBay’s development program.

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

In October 2009, we announced that our Aganocide compounds show penetration and efficacy in a pre-clinical infected human nail model of Onychomycosis. This data was presented at the 47th Annual Meeting of the Infectious Diseases Society of America (IDSA) in Philadelphia.

In December 2009, we announced that Alcon has increased its on-going financial support of the company’s research and development efforts by more than $2.0 million per year. The additional funding is expected to enhance NovaBay’s pre-clinical development programs and to support Alcon’s clinical development programs in the areas of eye, ear and sinus infections, as well as contact lens solutions.

In January 2010, we announced that we received $3.75 million in milestone payments from Galderma, a $2.0 million milestone payment having been triggered by the completion of formulation feasibility studies with our Aganocide compounds for topical use and a $1.75 million milestone payment for completing an exploratory clinical study for the treatment of adult acne.  Both of these studies were concluded in 2009 and the resulting revenues were recorded in our 2009 results.

In April 2010, we reported positive results of an open-label Phase 2a trial of NVC-422 in chronically catheterized patients with significant bacteriuria, or bacteria in the urine. The study showed that NVC-422 was well tolerated and reduced or eliminated certain pathogens in the urine.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim reporting. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 of the Notes to  Consolidated Financial Statements, included in Part I, Item 1 of this report,  and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009

License and Collaboration Revenue

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

Total license and collaboration revenue was $2.1 million for the three months ended March 31, 2010, compared to $2.6 million for the three months ended March 31, 2009.  During 2010 we have begun receiving increased reimbursements from Alcon.  However, revenue decreased compared to the first quarter of 2009 due to the receipt of a $1.0 million milestone from Alcon in the three months ended March 31, 2009.

To the extent we earn milestone payments under the Alcon and Galderma collaborations, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from these collaborations.

Research and Development

Total research and development expenses increased by 64% to $2.2 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009. The increase was due to increased research and development in connection with our agreements with Galderma and Alcon in addition to activities related to our catheter-associated urinary tract infections programs.  We did not enter into our agreement with Galderma until the last week of the quarter ended March 31, 2009.

We expect to incur increased research and development expenses in 2010 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2010 in connection with the dermatology, and catheter associated urinary tract infections programs.

General and Administrative

Total general and administrative expenses decreased by 7% to $1.5 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009.  Professional services costs decreased primarily as a result of Sarbanes-Oxley implementation costs in 2009, which were not repeated in 2010.

We expect that general and administrative expenses will increase during 2010 and in subsequent years due to increasing public company expenses and business development costs and our expanding operational infrastructure. In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a growing public company.

Other Income (Expense), Net

Other income (expense), net was an expense of $11,000 for the three months ended March 31, 2010 compared to an income of $11,000 for the three months ended March 31, 2009. This change was primarily attributable to interest expense on our capital lease and equipment loan offset by lower interest rates on our investments.  Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities.

We expect that other income, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

In August 2006, we entered into a collaboration and license agreement with Alcon.  Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006.  Additionally, we are entitled to receive semi-annual payments each January and July over the four year term of the agreement to support on-going research and development efforts.  In both January and July 2007, we received a payment of $1.4 million to support the performance of research and development activities throughout 2007.  The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products.  The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19.0 million, $12.0 million and $39.0 million, respectively.  In January 2009, we received $1.0 million for the non-rejection of an IND application related to its optic indication.  The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives.  Therefore, we cannot predict when, if ever, future milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2009 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. In April 2008, the agreement was extended through April 2009, and as a result no further borrowings are permitted on this loan.  There are no loan covenants specified in the agreement.  As of March 31, 2010 we had an outstanding equipment loan balance of $372,000 carrying a weighted-average interest rate of 11.02%. The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

In March 2009, we entered into a license agreement with Galderma, which we amended in December 2009.  Under the terms of the agreement, we have received an initial upfront payment of $1.0 million and milestones of $3.75 million to date.  In addition, Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and additional milestone payments related to achieving development and commercialization of its Aganocide compounds.

Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2010, we had cash, cash equivalents, and short-term investments of $13.7 million compared to $11.3 million at December 31, 2009.

Cash Provided by Operating Activities

For the three months ended March 31, 2010 cash provided by operating activities of $2.6 million was primarily attributable to receipt of a $3.75 million milestone payment from Galderma that was included in outstanding receivables as of December 31, 2009.  This was partially offset by our research and development and general administrative expenses. For the three months ended March 31, 2009, cash provided by operating activities of $862,000, resulted primarily from the receipt of milestone and other cash payments from collaborative agreements, which more than offset our operating expenses.

Cash Used in Investing Activities

For the three months ended March 31, 2010, cash used in investing activities of $592,000 was attributable to purchases of short-term investments (net of maturities or sales) of $562,000 and purchases of property and equipment of $30,000.

For the three months ended March 31, 2009, cash used in investing activities of $2.7 million was attributable to purchases of short-term investments (net of maturities or sales) of $2.6 million and purchases of property and equipment of $27,000.

Cash  Used in Financing Activities

Net cash used in financing activities of $68,000 for the three months ended March 31, 2010 was primarily attributable to the payments on the equipment loan, offset by proceeds from the exercise of stock options.

Net cash used in financing activities of $51,000 for the three months ended March 31, 2009 was primarily attributable to the payments on the equipment loan and capital lease, offset by proceeds from the exercise of stock options.

We have incurred cumulative net losses of $25.5 million since inception through March 31, 2010.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the private placement of our preferred stock, our initial public offering, and the recently concluded registered direct offering of our common stock.   We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006.  In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering from which we received net proceeds of $1.9 million.

Net Operating Losses and Tax Credit Carryforwards

As of March 31, 2010 we had net operating loss carryforwards for both federal and state income tax purposes of $20.0 million. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2029.

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

Contractual Obligations

Our commitments consist of an operating lease and an equipment loan.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2015 and the total commitment as of March 31, 2010 is $5.2 million due over the lease term.  Our commitment for the equipment loan consists of the total payments due under the loan facility of $395,000. This amount includes $23,000 of interest payments over the remaining term of the loan.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2010 and December 31, 2009, a 10% change in interest rates would have had an immaterial affect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

To date, we have operated exclusively in the United States and have not had any material exposure to foreign currency rate fluctuations. We have a wholly-owned subsidiary, which is incorporated under the laws of British Columbia (Canada), which may conduct research and development activities in Canada. To the extent we conduct operations in Canada, fluctuations in the exchange rates of the U.S. and Canadian currencies may affect our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.  See Item 4T.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, and has concluded that there was no change in our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 30, 2010, which risk factors are set forth below.

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

We have incurred net losses since our inception through 2008. For the years ended December 31, 2007 and 2008 we had net losses of approximately $5.4 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, we may not be able to continue to be profitable.  For example, we had a net loss of $1.6 million for the three months ended March 31, 2010. Through March 31, 2010, we had an accumulated deficit of approximately $25.5 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $7.4 million, $9.6 million and $7.3 million for the years ended December 31, 2007, 2008 and 2009, respectively, and approximately $2.2 million for the three months ended March 31, 2010.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Most of the data that we have on our products is from in-vitro (laboratory) studies or in-vivo animal studies and our human data is from Phase I safety studies or small-scale Phase IIa exploratory- studies. We will need to conduct additional Phase I, II and III human clinical trials to confirm such results in larger patient populations in order to obtain approval from the FDA of our drug product candidates. Often, positive in-vitro or in-vivo animal studies are not followed by positive results in human clinical trials, and we may not be able to demonstrate that our products arc safe and effective for indicated uses in humans. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials.

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

Development and commercialization of drugs and medical devices involves a lengthy and complex process. We have limited experience in developing products and have never commercialized any of our product candidates. In addition, no one has ever developed or commercialized a product based on our Aganocide compounds, and we cannot assure you that it is possible to develop, obtain regulatory approval for or commercialize any products based on these compounds or that we will be successful in doing so.

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

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. We are also required to comply with marketplace rules and the heightened corporate governance standards of the NYSE Amex. Compliance with these rules has been expensive, and there are additional rules with which we have not yet needed to comply but which we will need to comply with in the future.  For example, to date we have not been required to have our independent auditors audit our internal control over financial reporting, but next year we expect to be required to do so. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our Annual Report on Form 10-K for 2010, or our business grows and we are not able to comply with accelerated reporting obligations, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Our product candidates may be classified as a drug or a medical device, depending on the mechanism of action or indication for use and prior precedent, and a change in the classification may have an adverse impact on our revenues or our ability to obtain necessary regulatory approvals.

Several potential indications for our product candidates may be regulated under the medical device regulations of the FDA administered by the Center for Devices and Radiological Health and the same physical product may be regulated by the FDA’s Center for Drug Evaluation and Research for another indication. Our products may be classified by the FDA as a drug or a medical device depending upon their mechanism of action or indications for use or claims. For example, for NVC-422, if the indication is for bladder lavage, we believe it would be classified as a medical device, whereas we believe it would be considered a drug when it is indicated for the prevention of urinary tract infection. Similarly, the use of NVC-101 as a solution for cleansing and debriding wounds is considered a medical device. The determination as to whether a particular indication is considered a drug or a device is based in part upon prior precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development for that indication could have a significant adverse impact due to the more rigorous approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement. In many cases, reimbursement for devices is significantly lower than for drugs and there could be a significant negative impact on our revenues.

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

Health care reform measures could limit the prices we or our collaborative partners can obtain for our potential products, or impose additional costs on us.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872).  While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries.

Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new legislation on our business, the legislation could have a material adverse effect on our business.

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

Date: May 12, 2010	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: May 12, 2010	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of registrant  (Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 15, 2007. (SEC File No. 001-33678).)

3.2
Amended and Restated Bylaws of registrant (Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K as filed with the SEC on January 26, 2010 (SEC File No. 001-33678).)

4.1
Specimen common stock certificate (Incorporated by reference to the exhibit of the same number from the Company’s registration statement of Form S-1 (File No. 333-138379) initially filed with the Securities and Exchange Commission on November 2, 2006, as amended.)

4.2
Form of Warrant issued in the August 2009 offering.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K, as filed with the SEC on August 21, 2009 (SEC File No. 001-33678).)

10.1
NovaBay Pharmaceuticals, Inc. Employee Incentive Cash Compensation Plan (Incorporated by reference to exhibit 10.7 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 30, 2010 (SEC File No. 001-33678).)

10.2
Named Executive Officer Cash Compensation Arrangements (Incorporated by reference to exhibit 10.19 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 30, 2010 (SEC File No. 001-33678).)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.