Form 10-Q
period 2010-06-30
NovaBay Pharmaceuticals, Inc.
filed 2010-08-12
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33678

NOVABAY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0454536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2010, there were 23,335,438 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		June 30, 2010 and December 31, 2009

	2.	Consolidated Statements of Operations:	4
		Three and six months ended June 30, 2010 and 2009 and the period from July 1, 2002 (inception) through June 30, 2010

	3.	Consolidated Statements of Cash Flows:	5
		Six months ended June 30, 2010 and 2009 and the period from July 1, 2002 (inception) through June 30, 2010

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.		Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	27

Item 5.		Other Information	42

Item 6.		Exhibits	42

SIGNATURES			43

EXHIBIT INDEX			44

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma®, Aganocide®, NovaBay™, AgaDerm™, AgaNase™, and NeutroPhase™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$10,344	$10,992
Short-term investments	851	300
Accounts receivable and other receivables	29	3,801
Deferred tax asset	—	34
Prepaid expenses and other current assets	487	479
Total current assets	11,711	15,606
Other assets	224	105
Property and equipment, net	1,736	1,812
TOTAL ASSETS	$13,671	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$428	$272
Accrued liabilities	1,041	1,228
Capital lease obligation	—	7
Equipment loan	271	364
Deferred revenue	617	2,167
Total current liabilities	2,357	4,038
Deferred tax liability	—	34
Equipment loan - non-current	—	106
Total liabilities	2,357	4,178

Stockholders' Equity:
Common stock, $0.01 par value; 65,000 shares authorized at June 30, 2010 and December 31, 2009; 23,334 and 23,254 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	233	233

Additional paid-in capital	37,805	37,003
Accumulated other comprehensive loss	(5)	—
Accumulated deficit during development stage	(26,719)	(23,891)
Total stockholders' equity	11,314	13,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,671	$17,523

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to June 30,
(in thousands, except per share data)	2010	2009	2010	2009	2010
Revenue:
License and collaboration revenue	$2,548	$2,357	$4,632	$4,968	$34,484

Operating Expenses:
Research and development	2,129	1,444	4,362	2,805	36,706
General and administrative	1,611	1,191	3,080	2,769	25,651
Total operating expenses	3,740	2,635	7,442	5,574	62,357

Other income (expense), net	(6)	(11)	(17)	(1)	1,176

Loss before income taxes	(1,198)	(289)	(2,827)	(607)	(26,697)
Provision for income taxes	—	—	—	—	(21)
Net loss	$(1,198)	$(289)	$(2,827)	$(607)	$(26,718)

Net loss per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.12)	$(0.03)
Shares used in per share calculations:
Basic and diluted	23,315	21,931	23,308	21,775

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to June 30,
(in thousands)	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,827)	$(607)	$(26,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	172	1,290
Accretion of discount on short-term investments	—	—	(259)
Net realized gain on sales of short-term investments	—	—	(3)
Loss on disposal of property and equipment	—	—	121
Stock-based compensation expense for options and stock awards issued to employees and directors	579	510	3,084
Compensation expense for warrants and stock issued for services	82	75	237
Stock-based compensation expense for options and stock issued to non-employees	88	79	713
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,676	—	(125)
(Increase) decrease in prepaid expenses and other assets	(23)	(355)	(519)
Increase (decrease) in accounts payable and accrued liabilities	(45)	(403)	1,482
Increase (decrease) in deferred revenue	(1,550)	(450)	616
Net cash provided by (used in) operating activities	193	(979)	(20,080)

Cash flows from investing activities:
Purchases of property and equipment	(137)	(291)	(3,028)
Proceeds from disposal of property and equipment	—	—	46
Purchases of short-term investments	(862)	(2,688)	(99,381)
Proceeds from maturities and sales of short-term investments	300	—	98,782
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(699)	(2,979)	(3,065)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	63	57	1,898
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	—	—	1,944
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	(7)	(20)	(157)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	(198)	(178)	(944)
Net cash provided by (used in) financing activities	(142)	(141)	33,489

Net increase (decrease) in cash and cash equivalents	(648)	(4,099)	10,344
Cash and cash equivalents, beginning of period	10,992	12,099	—
Cash and cash equivalents, end of period	$10,344	$8,000	$10,344

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

The Company was incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc.  We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company.  In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc.  In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities.  In June 2010, we changed the state in which we are incorporated (the “Reincorporation”), and are now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,”  or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.  We currently operate in one business segment

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim information including the instructions to Form 10-Q and Article 10 of Regulation S-X.  These  statements do not include all disclosures for annual audited financial statements required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The Company believes these consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The financial statements have been prepared under the guidelines for Development Stage Enterprises.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues there from.  As of June 30, 2010, the Company had not commenced its planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of June 30, 2010, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the three and six months ended June 30, 2010 and 2009, 100% of our operating revenues were derived from two collaborative partners.  As of December 31, 2009, 100% of our accounts receivables were from one of our collaborative partners.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on available-for-sale securities.  At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,198)	$(289)	$(2,827)	$(607)
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities	(3)	5	(5)	(3)
Comprehensive loss	$(1,201)	$(284)	$(2,832)	$(610)

Fair Value Measurement of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, account receivable, prepaid expenses, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.  The fair value of capital lease obligations and equipment loans approximates its carrying amounts as a market rate of interest is attached to their repayment.

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

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation which requires the recognition of compensation expense using a fair-value based method.  Stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period.  The Company was required to utilize the prospective application method, under which prior periods are not revised for comparative purposes.  Under the prospective application transition method, non-public entities that previously used the minimum value method of the provisions continue to account for non-vested equity awards outstanding at the date of adoption of the provisions in the same manner as they had been accounted for prior to adoption.  The provision specifically prohibits pro forma disclosures for those awards valued using the minimum value method.  The valuation and recognition provisions apply to new awards and to awards outstanding as of the adoption date that are subsequently modified.  The adoption of these provisions had a material effect on the Company’s financial position and results of operations.  See Note 7 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Potentially dilutive common share equivalents are excluded from the diluted net loss per share computation in net loss periods if their effect would be anti-dilutive.  During the three and six months ended June 30, 2010 and 2009, there is no difference between basic and diluted net loss per share due to the Company’s net losses.

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Stock options	4,387	3,725
Stock warrants	1,725	650
	6,112	4,375

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17 (Topic 605), Revenue Recognition—Milestone Method.  This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all applicable criteria.  The amendments in this update will be effective for the Company on a prospective basis for milestones achieved after December 31, 2010.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 (Topic 820) Fair Value Measurements and Disclosures.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, disclosure is required for significant transfers between Level 1 and Level 2 in the fair value hierarchy; additional disclosures are required for transaction in Level 3 assets and liabilities; and additional disclosure is required of the valuation techniques and inputs used to measure assets and liabilities that fall into Level 2 and Level 3. Except for the additional disclosures for transactions Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for the Company as of January 1, 2010.  The implementation of this standard had no significant impact on our financial position or results of operations.

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments at June 30, 2010 and December 31, 2009 consisted of the following:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Corporate bonds	$306	$—	$(4)	$302
Municipal Bonds	50	—	—	50
Certificates of Deposit	500	—	(1)	499
	$856	$—	$(5)	$851

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Certificates of Deposit	300	—	—	300
	$300	$—	$—	$300

All short-term investments at June 30, 2010 and December 31, 2009 mature in less than one year.  Unrealized holding gains and losses on short-term investments classified as available-for-sale are recorded in accumulated other comprehensive income (loss).  We did not recognize any realized gains or losses for the three and six months ended June 30, 2010 and 2009.

The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities, certificates of deposits and municipal bonds.

The following table presents the Company’s investments, measured at fair value on a recurring basis, as of June 30, 2010:

	Fair Value Measurements

(in thousands)	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,344	$10,344	$—	$—
Short-term investments:
Corporate bonds	302	—	302	—
Municipal bonds	50	—	50
Certificates of deposit	499	—	499	—
Total short-term investments	851	—	851	—
Total	$11,195	$10,344	$851	$—

NOTE 4. EQUIPMENT LOAN

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

As of June 30, 2010, the Company had an outstanding equipment loan balance of approximately $271,000 carrying a weighted-average interest rate of 11.07%.  The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $232,000 and $214,000 for the three months ended June 30, 2010 and 2009, respectively.  Rent expense was approximately $472,000 and $440,000 for the six months ended June 30, 2010 and 2009, respectively.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2010 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Warrants

Warrants to acquire shares of common stock were issued in connection with the sales of the Series A and Series B Convertible Preferred Stock and certain convertible notes. Additionally, in October 2007, warrants were issued to the underwriters in connection with the IPO. In 2009 warrants were issued to investors as part of our Shelf Registration Offering.  The significant terms of the warrants outstanding as of June 30, 2010 are as follows:

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

Advisory Services Warrants - In April 2008, the Company issued a two year warrant and a four year warrant to purchase an aggregate of 300,000 shares of common stock to PM Holdings Ltd. as part of our consideration for the revision of the agreement dated February 13, 2007 with PM Holdings.  Under the terms of the original agreement, the Company agreed to pay PM Holdings $28,000 per month through February 2010 for financial and investor relations advisory services. The amendment to this agreement eliminated the monthly cash payment obligation and instead provided for a one-time, upfront cash payment of $264,000 and the issuance of warrants to purchase 300,000 shares of common stock at an exercise price of $4.00 per share. The warrants were valued at approximately $162,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 50.0%, (2) a risk-free interest rate of 3.94% and (3) a contractual life of 2 years.   The Company accounts for the fair value of the Advisory Services Warrants as an expense amortized over the life of the warrants.  In April 2010, the two year warrant for 150,000 shares expired unexercised.

Investor Warrants—In August 2009, in connection with the Shelf Registration Offering, the Company issued warrants to the investors to purchase an aggregate of 1,225,000 shares of common stock at an exercise price of $2.75 per share. The warrants are exercisable on or after February 17, 2010 and expire on August 21, 2014.

At June 30, 2010, there were outstanding warrants to purchase 500,000 shares of common stock at a weighted-average exercise price of $4.00 per share.  Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from the Shelf Registration Offering at the exercise price of $2.75 per share. All outstanding warrants were exercisable at June 30, 2010.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

The following table summarizes information about the Company’s warrants outstanding at June 30, 2010 and activity during the three months then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	1,875	$3.18
Warrants expired	(150)	$4.00
Outstanding at June 30, 2010	1,725	$3.11

NOTE 7. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 930,177 and 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2010 and January 2009, respectively.  As of June 30, 2010, there were 1,171,453 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2010 and activity during the six-month period then ended.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)
(in thousands, except per share data and years)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,147	$1.71
Options granted	355	$2.13
Options exercised	(47)	$1.34
Options forfeited/cancelled	(68)	$2.07
Outstanding at June 30, 2010	4,387	$1.74	6.7	$2,731

Vested and expected to vest at June 30, 2010	4,233	$1.73	6.7	$2,694

Vested at June 30, 2010	2,728	$1.53	5.5	$2,321

Exercisable at June 30, 2010	2,930	$1.61	5.7	$2,346

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Amex as of June 30, 2010. The Company received cash payments for the exercise of stock options in the amount of $26,000 and $63,000 during the three and six months ended June 30, 2010, respectively, and the aggregate intrinsic value of stock option awards exercised was $38,000 for both periods, as determined at the date of option exercise.   For the three months and six months ended June 30, 2009, the Company received cash payments in the amount of $10,000 and $57,000, respectively, and the aggregate intrinsic value of stock option awards exercised was $101,000 and $110,000, respectively, for the same periods.

Stock Options and  Awards to Employees and Directors

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

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:
	Six Months Ended June 30,
Assumption	2010	2009
Expected volatility	86%	84%
Expected term (in years)	5.5	6.1
Risk-free interest rate	2.68%	1.90%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.48	$1.13

For the three months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense of $275,000 and $173,000, respectively, for option awards to employees and directors.   For the six months ended June 30, 2010 and 2009, the Company recognized $579,000 and $340,000 respectively, for option awards to employees and directors.  As of June 30, 2010, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.8 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 1.7 years.

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

In accordance with these provisions, the Company issued 106,381 shares of common stock to independent directors during the six months ended June 30, 2009.  These shares were issued out of the 2007 Plan.  The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense related to common stock awards to directors of approximately $33,000 and $170,000 during the three and six months ended June 30, 2009, respectively.

In December 2009, the Company adopted a new plan to compensate the independent members of the Board of Directors for their services.  Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and stock options, at their discretion, for their participation in the board and various committees. If the director elects to receive stock options these are issued to the director at the beginning of the year and vest over the term of the year. Cash payments are made quarterly at the beginning of each quarter.  In accordance with these provisions, the Company did not issue any common stock awards to independent directors during the three and six months ended June 30, 2010.

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

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Research and development	$105	$92	$217	$178
General and administrative	170	81	362	332
Total stock-based compensation expense	$275	$173	$579	$510

Stock-Based Awards to Non-Employees

During the three and six months ended June 30, 2010, the Company granted options to purchase an aggregate of 40,000 and 85,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   During the three and six months ended June 30, 2009, the Company granted options to purchase an aggregate of 120,000 and 180,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. Additionally, during the three and six months ended June 30, 2010 the Company issued zero and 32,893 shares of common stock to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following weighted-average assumptions:

	Six Months Ended June 30,
Assumption	2010	2009
Expected volatility	87%	88%
Expected term (in years)	6.1	5.7
Risk-free interest rate	2.17%	1.90%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.27	$1.47

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense of $40,000 and $88,000, respectively, related to non-employee stock and option grants.  For the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense of $23,000 and $79,000, respectively, related to non-employee stock and option grants.

NOTE 8. COLLABORATION AND LICENSE AGREEMENTS

Alcon Manufacturing, Ltd.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (“Alcon”) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. This up-front fee was recorded as deferred revenue and is being amortized into revenue on a straight-line basis over the four-year funding term of the agreement, through August 2010. Alcon has committed to funding certain projects through December 2010 and negotiations for 2011 funding levels are in process.  Additionally, we will receive semi-annual payments to support on-going research and development activities over the four year funding term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. Our obligation to perform research and development activities under the agreement expires at the end of the four year funding term. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compound.  Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

Revenue has been recognized under the Alcon agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Amortization of Upfront Technology Access Fee	$625	$625	$1,250	$1,250
On-going Research and Development (FTE)	1,309	982	2,618	1,718
Materials, Equipment, and Contract Study Costs	194	—	194	—
Milestone Payment	—	—	—	1,000
	$2,128	$1,607	$4,062	$3,968

At June 30, 2010 and December 31, 2009, the Company had deferred revenue balances of $417,000 and $1.7 million, respectively, related to the Alcon agreement which were comprised entirely of the upfront technology access fee.  In January 2009, the Company received a $1.0 million milestone payment under the Alcon agreement for non-rejection of the IND application for the Company’s otic indication.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase.  The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009.  The upfront fee is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, through October 2010.  Additionally, NovaBay received $200,000 for each of the first six months of the agreement to fund ongoing research, totaling $2.2 million in cash received in the first six months of the agreement.

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Amortization of Upfront Technology Access Fee	$150	$150	$300	$200
On-going Research and Development	270	600	270	800
Total	$420	$750	$570	$1,000

The Company had deferred revenue balances of $200,000 and $500,000 respectively, at June 30, 2010 and December 31, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee.  As of June 30, 2010, the Company has earned $3.75 million in milestone payments and has not earned or received any royalty payments under the Galderma agreement.

NOTE 9. SUBSEQUENT EVENTS

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

Overview

We are a clinical stage biotechnology company developing first-in-class anti-infectives for the treatment and prevention of  viral, bacterial and fungal infections, including those that are resistant to antibiotics.  Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial, fungal and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

We hold three issued patents in the United States and one issued patent in each of several foreign countries including China, India, South Korea, Mexico, Israel, Hong Kong, Singapore and New Zealand.  We file and prosecute patent applications relating to new chemical compositions, formulations, methods of use, and other technologies in the United States and major foreign countries.  Our trademarks NovaBay, the NovaBay Pharma design, and Aganocide are registered in the United States and pending registration in various foreign countries.  Our other trademarks include AgaDerm, AgaNase, Neutrophase, and Going Beyond Antibiotics.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”), to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens care. Under the terms of the agreement, Alcon paid an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. In addition to the technology access fee, we are entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four-year funding term of the agreement, which ends in August 2010.  However, Alcon committed to funding certain projects through December 2010 and negotiations for 2011 funding levels are in process.  The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse NovaBay for qualified equipment, materials and contract study costs. As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice. In addition, NovaBay retains the rights to market, via a third-party co-marketing partner, any products developed for ear or sinus indications in the major Asian markets, including Japan, China, India and South Korea. NovaBay has also retained such rights in other markets where Alcon is not committing reasonably sufficient sales and marketing resources to the particular product. In each instance, the appointment of the co-marketing partner would be subject to certain conditions, including that the co-marketing partner be approved by Alcon. The co-marketing partner, or NovaBay on its behalf, would be required to pay Alcon a royalty based on net sales of the product in the applicable market and would also be required to reimburse Alcon for part of its local development costs or, in markets in which Alcon is not committing reasonably sufficient sales and marketing resources, all of its local development costs. These products may also be marketed in those markets by Alcon, its affiliates or distributors.

Alcon is responsible for all of the costs that it incurs in developing the products using the Aganocide compounds.  We recently announced that Alcon has increased its on-going financial support of the company’s research and development efforts by more than $2.0 million for the current year. The additional funding is expected to enhance NovaBay’s pre-clinical and clinical development programs in the areas of eye, ear and sinus infections, as well as for the care of contact lenses.  Alcon is conducting Phase II trials of NovaBay’s lead compound, NVC-422, for the treatment of viral conjunctivitis, a type of “pink eye”. The viral conjunctivitis trials are under way at over 30 medical centers around the U.S. and internationally.  Alcon expects to enroll approximately 250 patients.    The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives. Therefore, we cannot predict when, if ever, the milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized product.

On March 25, 2009, we announced that we had entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds for the treatment of acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.  We amended this agreement in December 2009.  The agreement is exclusive and worldwide in scope, with the exception of Asian markets and North American healthcare institutions and hospitals.  In Asian markets we have commercialization rights.  In North America we have an option to exercise co-promotion rights in hospital and healthcare institutions.

Galderma will be responsible for the development costs of the acne program and for other indications with two exceptions.  First, in Japan Galderma has the option to request that we share such development costs.  Second, at this time we are supporting the ongoing development program for impetigo; however, upon the achievement of a specified milestone, Galderma will reimburse NovaBay for associated expenses.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement to hospitals and other healthcare institutions in North America.

Galderma paid to NovaBay a $1.0 million upfront technology access fee and $200,000 for each of the first six months of the agreement to fund ongoing research, totaling $2.2 million in the first six months.  Galderma will continue to pay ongoing fees, reimbursements, and milestone payments related to the development and commercialization of its Aganocide compounds.  If products are commercialized under the agreement, NovaBay's royalties will escalate as sales increase.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

In early 2010, we announced that we had received $3.75 million in milestone payments from Galderma: a $2.0 million milestone payment was triggered by the completion of formulation feasibility studies with our Aganocide compound for topical use: and a $1.75 million milestone payment was received for the completion of an exploratory clinical study for the treatment of adult acne.  These milestones were reached in 2009 and therefore the revenue was recorded in 2009.  The related receivable is included in our balance sheet as of December 31, 2009; we received payment on these receivables in January 2010.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. We are a development-stage company that devotes substantially all of its resources to research and development; therefore, we have incurred significant losses since commencement of our operations in July 2002.  As of June 30, 2010, we had an accumulated deficit of $26.7 million.  Our accumulated deficit resulted from research and development expenses and general and administrative expenses.  Although we were profitable in 2009, we expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2009 and 2010

In January 2009, the FDA accepted the Investigational New Drug application (IND) submitted by Alcon to permit the clinical development of our NVC-422 for infections of the eye. The IND clearance triggered the immediate payment of the first milestone of $1.0 million from Alcon.

On January 9, 2009, we announced that the United States Patent and Trademark Office had approved the issuance of a patent for novel Aganocide compounds, including our current lead compound, NVC-422.

On March 7, 2009, we announced preclinical animal data showing that NVC-422, our lead Aganocide compound, is effective in treating topical fungal infections.

On March 25, 2009, we announced that we entered into an agreement with Galderma S.A. to develop and commercialize our novel proprietary Aganocide compounds. We amended this agreement in December 2009.  The exclusive agreement is worldwide in scope, except in certain Asian markets, where we have commercialization rights, and in North America, where we have an option to exercise co-promotion rights.  The agreement covers acne,  impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.

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

In July 2010, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office on a patent application for a broad portfolio of anti-infective compounds, including NVC-612. The patent is expected to broaden protection for NovaBay’s first-in-class Aganocide family of compounds, which are designed to fight infections without causing drug resistance.

In July 2010, we announced that our lead product candidate was shown to be safe and efficacious against the highly contagious skin infection impetigo in a Phase 2a proof-of-concept clinical trial. This dose-ranging study showed that the drug cleared impetigo infections, including those in the trial caused by a drug-resistant strain of bacteria called methicillin-resistant Staphylococcus aureus or MRSA.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17 (Topic 605), Revenue Recognition—Milestone Method.  This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all applicable criteria.  The amendments in this update will be effective for us on a prospective basis for milestones achieved after December 31, 2010.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 (Topic 820) Fair Value Measurements and Disclosures.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, disclosure is required for significant transfers between Level 1 and Level 2 in the fair value hierarchy; additional disclosures are required for transactions in Level 3 assets and liabilities; and additional disclosure is required of the valuation techniques and inputs used to measure assets and liabilities that fall into Level 2 and Level 3. Except for the additional disclosures for transactions in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010.  The implementation of this standard had no impact on our financial position or results of operations.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2010 and 2009, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands)	2010	2009	$	%	2010	2009	$	%
Revenue:
License and collaboration revenue	$2,548	$2,357	$191	8%	$4,632	$4,968	$(336)	-7%

Operating Expenses:
Research and development	2,129	1,444	685	47%	4,362	2,805	1,557	56%
General and administrative	1,611	1,191	420	35%	3,080	2,769	311	11%
Total operating expenses	3,740	2,635	1,105	42%	7,442	5,574	1,868	34%

Other expense, net	(6)	(11)	5	-45%	(17)	(1)	(16)	N/A

Loss before income taxes	(1,198)	(289)	(909)	315%	(2,827)	(607)	(2,220)	366%
Provision for income taxes	—	—			—	—
Net loss	$(1,198)	$(289)	$(909)	315%	$(2,827)	$(607)	$(2,220)	366%

Comparison of the Three and Six Months Ended June 30, 2010 and June 30, 2009

License and Collaboration Revenue

License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma for amortization of the upfront technology access fees, milestones, and other amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon is being amortized into revenue on a straight-line basis over the four year funding term of the agreement, or $625,000 per quarter, through August 2010. The upfront fee of $1.0 million from Galderma is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, or $150,000 per quarter, through October 2010.

Total license and collaboration revenue was $2.5 million for the three months ended June 30, 2010, compared to $2.4 million for the three months ended June 30, 2009, and was $4.6 million for the six months ended June 30, 2010, compared to $5.0 million for the six months ended June 30, 2009.  During 2010, we began receiving increased reimbursements from Alcon.  This increase accounts for the increase in the license and collaboration revenues for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  For the six month periods, the amount of total license and collaboration revenue was greater in the 2009 period as compared to the 2010 period as a result of the receipt of a $1.0 million milestone from Alcon in the 2009 period, which was more than the increased reimbursements from Alcon in the 2010 period.

With the Alcon and Galderma upfront technology access fees becoming fully amortized, we expect our license and collaboration revenues will decrease in the near term.  Further, with the expiration of Alcon’s obligation to fund on-going research and development activities in August 2010, to the extent that Alcon ceases to fund these activities we expect our license and collaboration revenues will decrease.  However, Alcon committed to funding certain projects through December 2010 and negotiations for 2011 funding levels are in process.  To the extent we earn milestone or royalty payments under the Alcon and Galderma collaborations, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from these collaborations.

Research and Development

Total research and development expenses increased by 47% to $2.1 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009.  Total research and development expenses increased by 56% to $4.4 million for the six months ended June 30, 2010 from $2.8 million for the six months ended June 30, 2009. The increases for each of the three and six month periods were primarily due to increased clinical and salaries expenses as we entered into clinical trials for catheter associated urinary tract infections (“CAUTI”) and continue clinical trials for impetigo.

We expect to incur increased research and development expenses in 2010 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2010 in connection with the dermatology, and CAUTI programs.

General and Administrative

Total general and administrative expenses increased by 35% to $1.6 million for the three months ended June 30, 2010 from $1.2 million for the three months ended June 30, 2009.  Total general and administrative expenses increased by 11% to $3.1 million for the six months ended June 30, 2010 from $2.8 million for the six months ended June 30, 2009.  The increases in both the three and six month periods are due to additional staff needed to support our growing operations.  Additionally, we experienced an increase in our stock-based compensation expense due in part to the increase in staff and in part to a change in the timing of the board compensation arrangements.

We expect that general and administrative expenses will increase during 2010 and in subsequent years due to increasing audit costs related to compliance with Sarbanes Oxley as our market cap increases, business development costs and our expanding operational infrastructure.  In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a growing public company.

Other Expense, Net

Other expense, net was $6,000 for the three months ended June 30, 2010 compared to $11,000 for the three months ended June 30, 2009. Other expense, net was $17,000 for the six months ended June 30, 2010 compared to $1,000 for the six months ended  June 30, 2009.  This change in the six-month period was primarily attributable to higher interest income on our investments in 2009 partially offset by higher interest expense on our capital lease and equipment loan during 2009.  The change in the three month period was due to lower interest expense during 2010  Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities.

We expect that other expense, net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

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

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution. The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities. Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2009 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%. In April 2008, the agreement was extended through April 2009, and as a result no further borrowings are permitted on this loan.  There are no loan covenants specified in the agreement.  As of June 30, 2010 we had an outstanding equipment loan balance of $271,000 carrying a weighted-average interest rate of 11.07%. The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

In March 2009, we entered into a license agreement with Galderma, which we amended in December 2009.  Under the terms of the agreement, we  received a $1.0 million upfront technology access fee, $200,000 for each of the first six months of the agreement to fund ongoing research, reimbursements, and milestones payments of $3.75 million to date.  In addition, Galderma will pay to NovaBay ongoing fees, reimbursements, and additional milestone payments related to achieving development and commercialization of its Aganocide compounds.

Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2010, we had cash, cash equivalents, and short-term investments of $11.2 million compared to $11.3 million at December 31, 2009.

Cash Flows

        The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash provided by (used in):
Operating activities	$193	$(979)
Investing activities	(699)	(2,979)
Financing activities	(142)	(141)
Capital expenditures (included in investing activities above)	137	291

Cash Provided by Operating Activities

For the six months ended June 30, 2010 cash provided by operating activities of $193,000 was primarily attributable to receipt of a $3.75 million milestone payment from Galderma that was included in outstanding receivables as of December 31, 2009 and $2.6 million received from Alcon  in 2010 for FTE reimbursements.  These receipts were almost entirely offset by our operating expenses.  For the six months ended June 30, 2009, cash used in operating activities of $979,000, resulted primarily from operating expenses, partially offset by reimbursement received from Alcon and an up-front payment from Galderma.

Cash Used in Investing Activities

For the six months ended June 30, 2010, cash used in investing activities of $699,000 was attributable to purchases of short-term investments (net of maturities or sales) of $562,000 and purchases of property and equipment of $137,000.

For the six months ended June 30, 2009, cash used in investing activities of $3.0 million was attributable to purchases of short-term investments (net of maturities or sales) of $2.7 million and purchases of property and equipment of $291,000.

Cash Used in Financing Activities

Net cash used in financing activities of $142,000 for the six months ended June 30, 2010 was primarily attributable to the payments on the equipment loan, offset in part by proceeds from the exercise of stock options.

Net cash used in financing activities of $141,000 for the six months ended June 30, 2009 was primarily attributable to the payments on the equipment loan and capital lease, offset in part by proceeds from the exercise of stock options.

We have incurred a cumulative deficit of $26.7 million since inception through June 30, 2010.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the private placement of our preferred stock, our initial public offering, and the recently concluded registered direct offering of our common stock.   We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006.  In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering from which we received net proceeds of $1.9 million.

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

Contractual Obligations

Our commitments consist of an operating lease and an equipment loan.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2015 and the total commitment as of June 30, 2010 is $5.0 million due over the lease term.  Our commitment for the equipment loan consists of the total payments due under the loan facility of $285,000. This amount includes $14,000 of interest payments over the remaining term of the loan.

We expect the total cash, cash equivalents, and short-term investments, along with funding under our license agreement from Alcon and Galderma will be sufficient to fund cash requirements for the next twelve months.  However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future and we are frequently in discussions with investors to ensure we are in a position to take advantage of the best market conditions.  Our future capital requirements will depend on many factors, including:

•	the extent to which we receive milestone payments or other funding from Alcon and/or Galderma, if any;
•	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
•	future clinical trial results;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory approvals;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We do not anticipate that we will generate significant product revenue for a number of years. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances and short-term investments. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations for some of our technologies or product candidates that we would otherwise seek to develop on our own. Such collaborations may not be on favorable terms or they may require us to relinquish rights to our technologies or product candidates.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2010 and December 31, 2009, a 10% change in interest rates would have had an immaterial affect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, and has concluded that there was no change in our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 30, 2010, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

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

Our future capital requirements will depend on many factors, including:

•	the extent to which we receive milestone payments or other funding from Alcon and/or Galderma, if any;
•	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
•	future clinical trial results;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory approvals;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We do not currently have any commitments for future external funding. Additional financing may not be available on favorable terms, or at all. Our ability to obtain additional financing may be negatively affected by the recent volatility in the financial markets and the credit crisis, as well as the general downturn in the economy and decreased consumer confidence. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be diluted and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through strategic alliance and licensing arrangements, we may have to trade our rights to our technology, intellectual property or products to others on terms that may not be favorable to us. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.

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

*We are an early stage company with a history of losses. Although we were profitable in 2009, we do not have any commercial products, and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses since our inception through the first half of 2010. For the years ended December 31, 2007 and 2008 we had net losses of approximately $5.4 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, we may not be able to continue to be profitable.  For example, we had a net loss of $2.8 million for the six months ended June 30, 2010. Through June 30, 2010, we had an accumulated deficit of approximately $26.7 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $7.4 million, $9.6 million and $7.3 million for the years ended December 31, 2007, 2008 and 2009, respectively, and $4.4 million for the six months ended June 30, 2010.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Most of the data that we have on our products is from in-vitro (laboratory) studies or in-vivo animal studies and our human data is from Phase I safety studies or small-scale Phase IIa exploratory-studies. We will need to conduct additional Phase I, II and III human clinical trials to confirm such results in larger patient populations in order to obtain approval from the FDA of our drug product candidates. Often, positive in-vitro or in-vivo animal studies are not followed by positive results in human clinical trials, and we may not be able to demonstrate that our products arc safe and effective for indicated uses in humans. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials.

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

Risks Relating to Owning Our Common Stock

The price of our common stock may fluctuate substantially, which may result in losses to our stockholders.

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

The number of shares of our common stock being traded may be very low. Any stockholder wishing to sell his/her stock may cause a significant fluctuation in the price of our stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2009, our officers and directors collectively controlled approximately 4,158,640 shares of our outstanding common stock (and approximately 5,445,570 shares of our common stock when including options held by them which were exercisable as of or within 60 days of December 31, 2009). Furthermore, as of December 31, 2009, our largest stockholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,128,700 shares or 13.4 % of our outstanding common stock. As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

*Our amended and restated certificate of incorporation and bylaws and Deleware law, contain provisions that could discourage a third party from making a takeover offer that is beneficial to our stockholders.

Anti-takeover provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

•	a classified board so that only one of the three classes of directors on our Board of Directors is elected each year;
•	elimination of cumulative voting in the election of directors;
•	procedures for advance notification of stockholder nominations and proposals;
•	the ability of our Board of Directors to amend our bylaws without stockholder approval; and
•
the ability of our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our Board of Directors may determine.

In addition, as a Delaware corporation, we are subject to the Delaware General Corporation Law, which includes provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company. Provisions of the Delaware General Corporation Law could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying, preventing or deterring a merger, acquisition or tender offer in which our stockholders could receive a premium for their shares, or effect a proxy contest for control of NovaBay or other changes in our management.

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

ITEM 5.	OTHER INFORMATION

On August 10, 2010, as a result of the Reincorporation, the NovaBay Board of Directors approved a new form of indemnification agreement to be entered into between Novabay, as a Delaware corporation, and each member of the Board of Directors and each NovaBay executive officer, which form of indemnification agreement is filed as Exhibit 10.1 to this Form 10-Q.

ITEM 6.	EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2010	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: August 11, 2010	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger between NovaBay Pharmaceuticals, Inc., a California corporation, and NovaBay Pharmaceuticals, Inc., a Delaware corporation, dated as of June 25, 2010 (Incorporated by reference to the exhibit of the same number from the Company’s Post-Effective Amendment No. 2 to the registration statement on Form S-3 filed with the SEC on July 1, 2010 (File Nos. 333-159917))

3.1
Certificate of Incorporation of NovaBay Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K, as filed with the SEC on June 29, 2010 (SEC File No. 001-33678))

3.2
Bylaws of NovaBay Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K as filed with the SEC on June 29, 2010 (SEC File No. 001-33678))

4.1
Form of Warrant issued in the August 2009 offering.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K, as filed with the SEC on August 21, 2009 (SEC File No. 001-33678))

10.1	Form of Indemnification Agreement between NovaBay Pharmaceuticals, Inc. and its Directors and Officers

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002