Form 10-Q
period 2010-09-30
NovaBay Pharmaceuticals, Inc.
filed 2010-11-12
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were 23,335,938 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		September 30, 2010 and December 31, 2009

	2.	Consolidated Statements of Operations:	4
		Three and nine months ended September 30, 2010 and 2009 and the period from July 1, 2002 (inception) through September 30, 2010

	3.	Consolidated Statements of Cash Flows:	5
		Nine months ended September 30, 2010 and 2009 and the period from July 1, 2002 (inception) through September 30, 2010

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.		Controls and Procedures	24

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	25

Item 6.		Exhibits	40

SIGNATURES			41

EXHIBIT INDEX			42

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay Pharma®, Aganocide®, NovaBay®, AgaDerm™, AgaNase™, NeutroPhase™ and “Going Beyond Antibiotics”TM are trademarks of NovaBay Pharmaceuticals, Inc.  All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$9,415	$10,992
Short-term investments	1,383	300
Accounts receivable and other receivables	—	3,801
Deferred tax asset	—	34
Prepaid expenses and other current assets	372	479
Total current assets	11,170	15,606
Other assets	281	105
Property and equipment, net	1,663	1,812
TOTAL ASSETS	$13,114	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$291	$272
Accrued liabilities	1,130	1,228
Capital lease obligation	—	7
Equipment loan	168	364
Deferred revenue	1,451	2,167
Total current liabilities	3,040	4,038
Deferred tax liability	—	34
Deferred rent	96	—
Equipment loan - non-current	—	106
Total liabilities	3,136	4,178

Stockholders' Equity:
Common stock, $0.01 par value; 65,000 shares authorized at September 30, 2010 and December 31, 2009; 23,335 and 23,254 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	233	233

Additional paid-in capital	38,108	37,003
Accumulated other comprehensive loss	(3)	—
Accumulated deficit during development stage	(28,360)	(23,891)
Total stockholders' equity	9,978	13,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,114	$17,523

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to September 30,
(in thousands, except per share data)	2010	2009	2010	2009	2010
Revenue:
License and collaboration revenue	$2,086	$3,224	$6,718	$8,192	$36,570

Operating Expenses:
Research and development	2,245	2,004	6,607	4,809	38,951
General and administrative	1,487	1,309	4,567	4,078	27,138
Total operating expenses	3,732	3,313	11,174	8,887	66,089
Net loss from operations	(1,646)	(89)	(4,456)	(695)	(29,519)

Other income (expense), net	4	(22)	(13)	(23)	1,180

Loss before income taxes	(1,642)	(111)	(4,469)	(718)	(28,339)
Provision for income taxes	—	—	—	—	(21)
Net loss	$(1,642)	$(111)	$(4,469)	$(718)	$(28,360)

Net loss per share:
Basic and diluted	$(0.07)	$(0.00)	$(0.19)	$(0.03)
Shares used in per share calculations:
Basic and diluted	23,335	23,251	23,317	22,117

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (date of development stage inception) to September 30,
(in thousands)	2010	2009	2010
Cash flows from operating activities:
Net loss	$(4,469)	$(718)	$(28,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319	268	1,396
Accretion of discount on short-term investments	—	—	(259)
Net realized loss on sales of short-term investments	7	—	4
Loss on disposal of property and equipment	—	—	121
Stock-based compensation expense for options and stock awards issued to employees and directors	857	725	3,362
Stock-based compensation expense for warrants, options and stock issued to non-employees	194	178	974
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,695	—	(106)
(Increase) decrease in prepaid expenses and other assets	78	(1,328)	(418)
Increase (decrease) in accounts payable and accrued liabilities	(30)	(293)	1,497
Increase (decrease) in deferred revenue	(716)	(376)	1,450
Net cash used in operating activities	(65)	(1,544)	(20,338)

Cash flows from investing activities:
Purchases of property and equipment	(170)	(596)	(3,061)
Proceeds from disposal of property and equipment	—	—	46
Purchases of short-term investments	(2,196)	(1,050)	(100,715)
Proceeds from maturities and sales of short-term investments	1,100	—	99,582
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(1,266)	(1,646)	(3,632)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	66	78	1,901
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payments on) shelf offering	(2)	1,945	1,942
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	(8)	(31)	(158)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	(302)	(271)	(1,048)
Net cash provided by (used in) financing activities	(246)	1,721	33,385

Net increase (decrease) in cash and cash equivalents	(1,577)	(1,469)	9,415
Cash and cash equivalents, beginning of period	10,992	12,099	—
Cash and cash equivalents, end of period	$9,415	$10,630	$9,415

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“NovaBay” or the “Company”) is a clinical stage biotechnology company developing first-in-class anti-infectives for the treatment and prevention of infections due to bacteria, fungi and virus, including antibiotic-resistant infections.  Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance.  We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds.  These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens.  We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial, fungal and viral infections.  In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested.  Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.

The Company was incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc.  We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company.  In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc.  In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities.  In June 2010, we changed the state in which we are incorporated (the “Reincorporation”), and are now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,”  or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.  We currently operate in one business segment.

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

The financial statements have been prepared under the guidelines for Development Stage Enterprises.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of September 30, 2010, the Company had not commenced its planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of September 30, 2010, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

Concentrations of Credit Risk and Major Partners

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents and short-term investments.  We maintain deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

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

During the three and nine months ended September 30, 2010 and 2009, 100% of our operating revenues were derived from two collaborative partners.  As of December 31, 2009, 100% of our accounts receivables were from one of our collaborative partners.

Comprehensive Loss

Comprehensive loss consists of net loss plus the change in unrealized gains and losses on available-for-sale securities.  At each balance sheet date presented, the Company’s other comprehensive loss consists solely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,642)	$(111)	$(4,469)	$(718)
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities	2	3	(3)	—
Comprehensive loss	$(1,640)	$(108)	$(4,472)	$(718)

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Potentially dilutive common share equivalents are excluded from the diluted net loss per share computation in net loss periods because the inclusion of such shares would be anti-dilutive.  During the three and nine months ended September 30, 2010 and 2009, there is no difference between basic and diluted net loss per share due to the Company’s net losses.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Stock options	4,427	3,827
Stock warrants	1,725	1,875
	6,152	5,702

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

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments at September 30, 2010 and December 31, 2009 consisted of the following:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Corporate bonds	$766	$—	$5	$771
Municipal Bonds	50	—	—	50
Government Securities	308	—	4	312
Certificates of Deposit	250	—	—	250
	$1,374	$—	$9	$1,383

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Certificates of Deposit	$300	$—	$—	$300
	$300	$—	$—	$300

All short-term investments at September 30, 2010 and December 31, 2009 mature in less than one year.  Unrealized holding gains and losses on short-term investments classified as available-for-sale are recorded in accumulated other comprehensive loss.  We recognized realized losses of $7,000  for the three and nine months ended September 30, 2010.  No realized gains or losses were recognized for the three and nine months ended September 30, 2009.

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

The following table presents the Company’s investments, measured at fair value on a recurring basis, as of September 30, 2010:

	Fair Value Measurements
(in thousands)	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,415	$9,415	$—	$—
Short-term investments:
Corporate bonds	771	—	771	—
Municipal bonds	50	—	50	—
Government Securities	312	—	312	—
Certificates of deposit	250	—	250	—
Total short-term investments	1,383	—	1,383	—
Total	$10,798	$9,415	$1,383	$—

NOTE 4. EQUIPMENT LOAN

As of September 30, 2010, the Company had an outstanding equipment loan balance of approximately $168,000 carrying a weighted-average interest rate of 11.17%.  The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $348,000 and $214,000 for the three months ended September 30, 2010 and 2009, respectively.  Rent expense was approximately $820,000 and $653,000 for the nine months ended September 30, 2010 and 2009, respectively.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2010 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Warrants

The significant terms of the warrants outstanding as of September 30, 2010 are as follows:

Underwriter Warrants—In connection with the IPO, the Company issued warrants to the underwriters to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. The warrants were exercisable on or after October 31, 2008 and expire on October 31, 2010.

Advisory Services Warrants - In April 2008, the Company issued a two-year warrant and a four-year warrant to purchase an aggregate of 300,000 shares of common stock, at an exercise price of $4.00 per share, to PM Holdings Ltd.  In April 2010, the two-year warrant for 150,000 shares expired unexercised.  The remaining 150,000 warrants expire on April 1, 2012.  For the three and nine months ended September 30, 2010, the Company recognized compensation expense of $0 and $7,000, respectively, for these warrants.

Investor Warrants—In August 2009, in connection with the Shelf Registration Offering, the Company issued warrants to the investors to purchase an aggregate of 1,225,000 shares of common stock at an exercise price of $2.75 per share. The warrants are exercisable on or after February 17, 2010 and expire on August 21, 2014.

At September 30, 2010, there were outstanding warrants to purchase 500,000 shares of common stock at an exercise price of $4.00 per share.  Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from the Shelf Registration Offering at the exercise price of $2.75 per share. All outstanding warrants were exercisable at September 30, 2010.

The following table summarizes information about the Company’s warrants outstanding at September 30, 2010 and activity during the nine months then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	1,875	$3.18
Warrants expired	(150)	$4.00
Outstanding at September 30, 2010	1,725	$3.11

NOTE 7. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the IPO, the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan. Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 930,177 and 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2010 and January 2009, respectively.  As of September 30, 2010, there were 818,007 shares available for future grant under the 2007 Plan.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at September 30, 2010 and activity during the nine-month period then ended.

(in thousands, except per share data and years)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2009	4,147	$1.71
Options granted	400	$1.94
Options exercised	(48)	$1.37
Options forfeited/cancelled	(72)	$2.07
Outstanding at September 30, 2010	4,427	$1.75	6.51

Vested and expected to vest at Sept. 30, 2010	4,405	$1.74	6.49

Vested at September 30, 2010	2,919	$1.58	5.46

Exercisable at September 30, 2010	2,938	$1.58	5.46

Stock Options and Awards to Employees and Directors

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Nine Months Ended September 30,
Assumption	2010	2009
Expected volatility	86%	86%
Expected term (in years)	5.5	6.1
Risk-free interest rate	2.56%	2.20%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.45	$1.27

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $278,000 and $174,000, respectively, for option awards to employees and directors.   For the nine months ended September 30, 2010 and 2009, the Company recognized $857,000 and $514,000, respectively, for option awards to employees and directors.  As of September 30, 2010, total unrecognized compensation cost related to unvested stock options granted or modified on or after January 1, 2006 was $1.6 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 2.4 years.

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

In accordance with these provisions, the Company issued 126,675 shares of common stock to independent directors during the nine months ended September 30, 2009.  These shares were issued out of the 2007 Plan.  The fair market value of the stock issued to directors was recorded as an operating expense in the period in which the meeting occurred, resulting in total compensation expense related to common stock awards to directors of approximately $41,000 and $211,000 during the three and nine months ended September 30, 2009, respectively.

In December 2009, the Company adopted a new plan to compensate the independent members of the Board of Directors for their services.  Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and stock options, at their discretion, for their participation in the board and various committees. If the director elects to receive stock options these are issued to the director at the beginning of the year and vest over the term of the year. Cash payments are made quarterly at the beginning of each quarter.  In accordance with these provisions, the Company did not issue any common stock awards to independent directors during the three and nine months ended September 30, 2010.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards to employees and directors discussed above is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Research and development	$94	$88	$311	$271
General and administrative	184	127	546	454
Total stock-based compensation expense	$278	$215	$857	$725

Stock-Based Awards to Non-Employees

During the three and nine months ended September 30, 2010, the Company granted options to purchase an aggregate of 5,000 and 90,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   During the three and nine months ended September 30, 2009, the Company granted options to purchase an aggregate of 93,000 and 273,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. Additionally, during the three and nine months ended September 30, 2010 the Company issued 0 and 32,893 shares of common stock to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following weighted-average assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Nine Months Ended September 30,
Assumption	2010	2009
Expected volatility	90%	87%
Expected term (in years)	5.6	5.6
Risk-free interest rate	1.78%	1.90%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.54	$1.41

For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $24,000 and $194,000, respectively, related to non-employee warrant, stock and option grants.  For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $24,000 and $178,000, respectively, related to non-employee warrant, stock and option grants.

NOTE 8. COLLABORATION AND LICENSE AGREEMENTS

Alcon Manufacturing, Ltd.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (“Alcon”) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. This up-front fee was recorded as deferred revenue and was amortized into revenue on a straight-line basis over the four-year funding term of the agreement, through August 2010.  Alcon has committed to funding certain projects through December 2010 and discussions of 2011 funding levels are in progress.  Additionally, we receive semi-annual payments to support on-going research and development activities.  The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs.  As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments.  If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compound.  Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

Revenue has been recognized under the Alcon agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Amortization of Upfront Technology Access Fee	$416	$625	$1,667	$1,875
On-going Research and Development (FTE)	1,401	1,075	4,019	2,794
Materials, Equipment, and Contract Study Costs	119	399	312	398
Milestone Payment	—	—	—	1,000
	$1,936	$2,099	$5,998	$6,067

At September 30, 2010 and December 31, 2009, the Company had deferred revenue balances of $1.4 and $1.7 million, respectively, related to the Alcon agreement, which were comprised of the upfront technology access fee and upfront reimbursements to fund personnel.  In January 2009, the Company received a $1.0 million milestone payment under the Alcon agreement for non-rejection of the IND application for the Company’s otic indication.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Galderma

On March 25, 2009, the Company announced that it entered into an agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The Company amended this agreement on December 17, 2009.  This agreement is exclusive and worldwide in scope, with the exception of Asian markets where the Company has commercialization rights, and North America, where the Company has an option to exercise co-promotion rights.   Galderma will be responsible for the development costs of the acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs, and for the ongoing development program for impetigo, upon the achievement of a specified milestone. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses, which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Amortization of Upfront Technology Access Fee	$150	$150	$450	$350
On-going Research and Development	—	400	270	1,200
Materials, Equipment, and Contract Study Costs	—	575	—	575
Total	$150	$1,125	$720	$2,125

The Company had deferred revenue balances of $50,000 and $500,000 respectively, at September 30, 2010 and December 31, 2009, related to the Galderma agreement, which consisted of the remaining amount to be amortized for the upfront technology access fee.  As of September 30, 2010, the Company has earned $3.75 million in milestone payments and has not earned or received any royalty payments under the Galderma agreement.

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

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (“Alcon”), to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens care. Under the terms of the agreement, Alcon paid an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement.  In addition to the technology access fee, we were entitled to receive semi-annual payments from Alcon to support on-going research and development activities over the four-year funding term of the agreement, which ended in August 2010.  However, Alcon committed to funding certain projects through December 2010 and discussions for 2011 funding levels are in progress.  The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse NovaBay for qualified equipment, materials and contract study costs.  As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments.  If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds. Alcon has the right to terminate the agreement in its entirety upon nine months’ notice, or terminate portions of the agreement upon 135 days’ notice, subject to certain provisions. Both parties have the right to terminate the agreement for breach upon 60 days’ notice.  In addition, NovaBay retains the rights to market, via a third-party co-marketing partner, any products developed for ear or sinus indications in the major Asian markets, including Japan, China, India and South Korea. NovaBay has also retained such rights in other markets where Alcon is not committing reasonably sufficient sales and marketing resources to the particular product. In each instance, the appointment of the co-marketing partner would be subject to certain conditions, including that the co-marketing partner be approved by Alcon.  The co-marketing partner, or NovaBay on its behalf, would be required to pay Alcon a royalty based on net sales of the product in the applicable market and would also be required to reimburse Alcon for part of its local development costs or, in markets in which Alcon is not committing reasonably sufficient sales and marketing resources, all of its local development costs. These products may also be marketed in those markets by Alcon, its affiliates or distributors.

Alcon is responsible for all of the costs that it incurs in developing the products using the Aganocide compounds.  In 2009, Alcon increased its on-going financial support of the company’s research and development efforts by more than $2.0 million for the 2010 year. The additional funding is being used to enhance NovaBay’s pre-clinical and clinical development programs in the areas of eye, ear and sinus infections, as well as for the care of contact lenses.  We recently announced that Alcon has concluded a Phase II "proof of concept" trial of NovaBay’s lead compound, NVC-422, for the treatment of viral conjunctivitis, a type of “pink eye”. The viral conjunctivitis trials were conducted at over 30 medical centers around the U.S. and internationally.   Alcon and NovaBay are currently conducting a comprehensive analysis of all microbiological data and clinical signs and symptoms.

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

In early 2010, we announced that we had received $3.75 million in milestone payments from Galderma: a $2.0 million milestone payment was triggered by the completion of formulation feasibility studies with our Aganocide compound for topical use; and a $1.75 million milestone payment was received for the completion of an exploratory clinical study for the treatment of adult acne.  These milestones were reached in 2009 and therefore the revenue was recorded in 2009.  The related receivable is included in our balance sheet as of December 31, 2009; we received payment on these receivables in January 2010.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. We are a development-stage company that devotes substantially all of our resources to research and development; therefore, we have incurred significant losses since commencement of our operations in July 2002.  As of September 30, 2010, we had an accumulated deficit of $28.4 million.  Our accumulated deficit resulted from research and development expenses and general and administrative expenses.  Although we were profitable in 2009, we expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2010

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

In September 2010, we delivered four poster presentations on our Aganocide compounds at the 50th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in Boston, MA.  The presentations included new data from studies of our Aganocide compounds, which indicated that the Aganocide compounds are highly effective against bacteria, including some multi-drug resistant strains (such as MRSA), viruses and fungi in preclinical testing.

In October 2010, we announced that Alcon has concluded its "proof of concept" clinical trial of NVC-422 for the treatment of viral conjunctivitis.  Alcon and NovaBay now intend to conduct a comprehensive analysis of all microbiological data and clinical signs and symptoms.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2010 and 2009, including the dollar and percentage variances between such periods. Percentage variances have been omitted where they are not considered meaningful.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands)	2010	2009	$	%	2010	2009	$	%
Revenue:
License and collaboration revenue	$2,086	$3,224	$(1,138)	-35%	$6,718	$8,192	$(1,474)	-18%

Operating Expenses:
Research and development	2,245	2,004	241	12%	6,607	4,809	1,798	37%
General and administrative	1,487	1,309	178	14%	4,567	4,078	489	12%
Total operating expenses	3,732	3,313	419	13%	11,174	8,887	2,287	26%

Other income (expense), net	4	(22)	26	-118%	(13)	(23)	10	-43%

Loss before income taxes	(1,642)	(111)	(1,531)		(4,469)	(718)	(3,751)
Provision for income taxes	—	—			—	—
Net loss	$(1,642)	$(111)	$(1,531)		$(4,469)	$(718)	$(3,751)

Comparison of the Three and Nine months Ended September 30, 2010 and September 30, 2009

License and Collaboration Revenue

License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma for amortization of the upfront technology access fees, milestones, and other amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon was amortized into revenue on a straight-line basis over the four year funding term of the agreement, or $625,000 per quarter, through August 2010. The upfront fee of $1.0 million from Galderma is being amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, or $150,000 per quarter, through October 2010.

Total license and collaboration revenue was $2.1 million for the three months ended September 30, 2010, compared to $3.2 million for the three months ended September 30, 2009, and was $6.7 million for the nine months ended September 30, 2010, compared to $8.2 million for the nine months ended September 30, 2009.  The Alcon upfront payment is now fully amortized causing a decrease in our three and nine month revenue totals of $209,000.  In addition, our reimbursements from Galderma were significantly higher in 2009 as we were reimbursed for significant costs related to our clinical trials.  These reimbursements tapered off as the costs declined towards the end of the trials in 2010.  These decreases were partially offset by an increase in the FTE reimbursements from Alcon.

With the Alcon and Galderma upfront technology access fees becoming fully amortized, we expect our license and collaboration revenues will decrease in the near term.  Further, with the expiration of Alcon’s obligation to fund on-going research and development activities in August 2010, to the extent that Alcon ceases to fund these activities we expect our license and collaboration revenues will decrease.  However, Alcon committed to funding certain projects through December 2010 and discussions for 2011 funding levels are in progress.  In addition, we are in negotiations with Galderma to determine their future levels of funding.  To the extent we earn milestone or royalty payments under the Alcon and Galderma collaborations, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from these collaborations.

Research and Development

Total research and development expenses increased by 12% to $2.3 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009.  Total research and development expenses increased by 37% to $6.6 million for the nine months ended September 30, 2010 from $4.8 million for the nine months ended September 30, 2009. The increases for each of the three and nine month periods were primarily due to increased clinical and salaries expenses as we entered into clinical trials for catheter patency and completed our phase IIa clinical trial for impetigo.

We expect to incur increased research and development expenses in 2010 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with Alcon and Galderma. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2010 in connection with the dermatology, and catheter patency programs.

General and Administrative

Total general and administrative expenses increased by 14% to $1.5 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009.  Total general and administrative expenses increased by 12% to $4.6 million for the nine months ended September 30, 2010 from $4.1 million for the nine months ended September 30, 2009.  The increases in both the three and nine month periods are due to additional staff needed to support our growing operations.  Additionally, we experienced an increase in our stock-based compensation expense due in part to the increase in staff and in part to a change in the timing of the board compensation arrangements.

We expect that general and administrative expenses will remain steady for the remainder of 2010 and will increase in subsequent years due to increasing audit costs related to compliance with Sarbanes Oxley as our market cap increases, business development costs and our expanding operational infrastructure.  In particular, we expect to incur increasing legal, accounting, investor relations, equity administration and insurance costs in order to operate as a growing public company.

Other Income (Expense), Net

Other income was $4,000 for the three months ended September 30, 2010 compared to an expense of  $22,000 for the three months ended September 30, 2009. Other expense was $13,000 for the nine months ended September 30, 2010 compared to an expense of $23,000 for the nine months ended  September 30, 2009.  This decrease in expense was primarily attributable to higher interest expense on our capital lease during 2009 as the lease was fully repaid in 2010.

We expect that other income (expense), net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

In August 2006, we entered into a collaboration and license agreement with Alcon.  Under the terms of this agreement, we received an up-front technology access fee of $10.0 million in September 2006.  Additionally, we were entitled to receive semi-annual payments each January and July over the four-year term of the agreement to support on-going research and development efforts.  The initial four-year term ended in August 2010; however, Alcon committed to funding certain projects through December 2010 and discussions for 2011 funding levels are in progress.  The Alcon agreement also provides for milestone payments upon the achievement of specified milestones in each field of use and royalty payments upon the sale of commercialized products.  The aggregate milestone payments payable in connection with the ophthalmic, otic and sinus fields are $19.0 million, $12.0 million and $39.0 million, respectively.  In January 2009, we received $1.0 million for the non-rejection of an IND application related to our otic indication.  The achievement of the milestones and product commercialization is subject to many risks and uncertainties, including, but not limited to, Alcon’s ability to obtain regulatory approval from the FDA and Alcon’s ability to execute its clinical initiatives.  Therefore, we cannot predict when, if ever, future milestones specified in the Alcon agreement will be achieved or when we will receive royalties on sales of commercialized products.

During April 2007, we entered into a master security agreement to establish a $1.0 million equipment loan facility with a financial institution.  The purpose of the loan is to finance equipment purchases, principally in the build-out of our laboratory facilities.  Borrowings under the loan are secured by eligible equipment purchased from January 2006 through April 2009 and will be repaid over 40 months at an interest rate equal to the greater of 5.94% over the three year Treasury rate in effect at the time of funding or 10.45%.  In April 2008, the agreement was extended through April 2009, and as a result no further borrowings are permitted on this loan.  There are no loan covenants specified in the agreement.  As of September 30, 2010 we had an outstanding equipment loan balance of $168,000 carrying a weighted-average interest rate of 11.17%. The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

In March 2009, we entered into a license agreement with Galderma, which we amended in December 2009.  Under the terms of the agreement, we received a $1.0 million upfront technology access fee, $200,000 for each of the first six months of the agreement to fund ongoing research, reimbursements, and milestones payments of $3.75 million to date.  In addition, Galderma will pay to NovaBay ongoing fees, reimbursements, and additional milestone payments related to achieving development and commercialization of NovaBay’s Aganocide compounds.

Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2010, we had cash, cash equivalents, and short-term investments of $10.8 million compared to $11.3 million at December 31, 2009.

Cash Flows

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash provided by (used in):
Operating activities	$(65)	$(1,544)
Investing activities	(1,266)	(1,646)
Financing activities	(246)	1,721
Capital expenditures (included in investing activities above)	170	596

Cash Provided by Operating Activities

For the nine months ended September 30, 2010 cash used in operating activities of $65,000 was primarily attributable to our operating expenses.  These expenses were almost entirely offset by receipt of a $3.75 million milestone payment from Galderma that was included in outstanding receivables as of December 31, 2009 and $4.6 million received in 2010 from Galderma and Alcon in support of our ongoing research and development activities.

Cash Used in Investing Activities

For the nine months ended September 30, 2010, cash used in investing activities of $1.3 was attributable to purchases of short-term investments (net of maturities or sales) of $1.1 million and purchases of property and equipment of $170,000.

Cash Used in Financing Activities

Net cash used in financing activities of $246,000 for the nine months ended September 30, 2010 was primarily attributable to the payments on the equipment loan, offset in part by proceeds from the exercise of stock options.

We have a cumulative deficit of $28.4 million from inception through September 30, 2010.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the private placement of our preferred stock, our initial public offering, and the registered direct offering of our common stock.   We raised total net proceeds of $12.6 million from sales of our preferred stock in 2002 through 2006.  In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering from which we received net proceeds of $1.9 million.

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

Contractual Obligations

Our commitments consist of an operating lease and an equipment loan.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2015 and the total commitment as of September 30, 2010 is $4.7 million due over the lease term.  Our commitment for the equipment loan consists of the total payments due under the loan facility of $175,000. This amount includes $7,000 of interest payments over the remaining term of the loan.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2010 and December 31, 2009, a 10% change in interest rates would have had an immaterial affect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, and has concluded that there was no change in our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception through the first nine months of 2010. For the years ended December 31, 2007 and 2008 we had net losses of approximately $5.4 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, we may not be able to continue to be profitable.  For example, we had a net loss of $4.5 million for the nine months ended September 30, 2010. Through September 30, 2010, we had an accumulated deficit of approximately $28.4 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $7.4 million, $9.6 million and $7.3 million for the years ended December 31, 2007, 2008 and 2009, respectively, and $6.6 million for the nine months ended September 30, 2010.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

*We must maintain and expand expensive finance and accounting systems, procedures and controls in order to grow our business and organization, which will increase our costs and require additional management resources.

We completed our initial public offering, or IPO, in October 2007. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and Canadian securities regulatory authorities, including expanded disclosure and accelerated reporting requirements and more complex accounting rules.  We are also required to comply with marketplace rules and the heightened corporate governance standards of the NYSE Amex.  Compliance with these rules has been expensive, and there are additional rules with which we have not yet needed to comply but which we may need to comply with in the future.

Following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act we are not required to have our independent auditors audit our internal control over financial reporting, but if the value of our common stock not held by our affiliates at the end of the second quarter in a fiscal year exceeds $75 million we will be required to do so.  If  we reach the $75 million value described above and our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our Annual Report on Form 10-K, or our business grows and we are not able to comply with accelerated reporting obligations, our ability to obtain additional financing could be impaired.  In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed with the SEC and with Canadian securities regulatory authorities.  A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

*Our current research collaborations with Alcon and Galderma may fail, and entering into additional collaborations may not happen, resulting in a decrease in funding and inhibition of our ability to continue developing products.

We have entered into a collaborative arrangement with Alcon, and we rely on Alcon for joint intellectual property creation and have relied upon them for substantially all of our near-term revenues. Under the agreement, we licensed to Alcon the exclusive rights (except for certain retained marketing rights) to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solutions.   Under the terms of the agreement we received semi-annual payments from Alcon to support on-going research and development activities over the four-year funding term of the agreement, which ended in August 2010.  Alcon has committed to funding certain projects through December 2010 and discussions of 2011 funding levels are in progress; however, there is no guarantee that Alcon will commit to further funding under the agreement.

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

Date: November 11, 2010	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chief Executive Officer (duly authorized officer)

Date: November 11, 2010	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger between NovaBay Pharmaceuticals, Inc., a California corporation, and NovaBay Pharmaceuticals, Inc., a Delaware corporation, dated as of June 25, 2010 (Incorporated by reference to the exhibit of the same number from the Company’s Post-Effective Amendment No. 2 to the registration statement on Form S-3 filed with the SEC on July 1, 2010 (File Nos. 333-159917))

3.1
Certificate of Incorporation of NovaBay Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K, as filed with the SEC on June 29, 2010 (SEC File No. 001-33678))

3.2
Bylaws of NovaBay Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K as filed with the SEC on June 29, 2010 (SEC File No. 001-33678))

4.1
Form of Warrant issued in the August 2009 offering.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K, as filed with the SEC on August 21, 2009 (SEC File No. 001-33678))

10.1
Form of Indemnification Agreement between NovaBay Pharmaceuticals, Inc. and its Directors and Officers (Incorporated by reference to the exhibit of the same number from the Company’s quarterly report on Form 10-Q, as filed with the SEC on August 12, 2010 (SEC File No. 001-33678))

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