Form 10-Q
period 2011-03-31
NovaBay Pharmaceuticals, Inc.
filed 2011-05-16
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 2, 2011, there were 23,449,755 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		March 31, 2011 and December 31, 2010

	2.	Consolidated Statements of Operations:	4
		Three months ended March 31, 2011 and 2010

	3.	Consolidated Statements of Cash Flows:	5
		Three months ended March 31, 2011 and 2010

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.		Controls and Procedures	22

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	22

Item 6.		Exhibits	38

SIGNATURES			39

EXHIBIT INDEX			40

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

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$11,869	$11,534
Short-term investments	750	1,272
Accounts receivable	—	500
Prepaid expenses and other current assets	312	448
Total current assets	12,931	13,754
Property and equipment, net	1,598	1,588
Other assets	138	174
TOTAL ASSETS	$14,667	$15,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$346	$406
Accrued liabilities	1,033	726
Equipment loan	42	106
Deferred revenue	2,311	1,485
Total current liabilities	3,732	2,723
Deferred revenues - non-current	1,889	2,204
Deferred rent	104	99
Total liabilities	5,725	5,026

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 65,000 shares authorized at March 31, 2011 and December 31, 2010; 23,450 and 23,392 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	235	234

Additional paid-in capital	38,894	38,469
Accumulated other comprehensive loss	—	(14)
Accumulated deficit during development stage	(30,187)	(28,199)
Total stockholders' equity	8,942	10,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,667	$15,516

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2011	2010	March 31, 2011
Revenue:
License and collaboration revenue	$2,490	$2,084	$42,096

Operating Expenses:
Research and development	2,920	2,233	43,880
General and administrative	1,515	1,469	29,740
Total operating expenses	4,435	3,702	73,620
Operating Loss	(1,945)	(1,618)	(31,524)

Other income (expense), net	(31)	(11)	1,420

Loss before income taxes	(1,976)	(1,629)	(30,104)
Provision for income taxes	(12)	—	(83)
Net loss	$(1,988)	$(1,629)	$(30,187)

Net loss per share:
Basic and diluted	$(0.08)	$(0.07)
Shares used in per share calculations:
Basic and diluted	23,428	23,300

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(1,988)	$(1,629)	$(30,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	106	1,611
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	17	—	17
Loss on disposal of property and equipment	—	—	121
Stock-based compensation expense for options issued to employees and directors	293	304	3,927
Compensation expense for warrants issued for services	—	7	162
Stock-based compensation expense for options and stock issued to non-employees	130	123	1,018
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
Decrease in accounts receivable	500	3,714	—
(Increase) decrease in prepaid expenses and other assets	194	27	(306)
Increase (decrease) in accounts payable and accrued liabilities	252	(594)	1,460
Increase in deferred revenue	511	534	4,199
Net cash provided by (used in) operating activities	16	2,592	(18,229)

Cash flows from investing activities:
Purchases of property and equipment	(117)	(30)	(3,211)
Proceeds from disposal of property and equipment	—	—	46
Purchases of short-term investments	(750)	(862)	(101,715)
Proceeds from maturities and sales of short-term investments	1,250	300	101,187
Cash acquired in purchase of LLC	—	—	516
Net cash provided by (used in) investing activities	383	(592)	(3,177)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	8	37	1,924
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payment on) shelf offering, net of costs	(8)	—	1,934
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	(7)	(157)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	(64)	(98)	(1,174)
Net cash provided by (used in) financing activities	(64)	(68)	33,275

Net increase in cash and cash equivalents	335	1,932	11,869
Cash and cash equivalents, beginning of period	11,534	10,992	—
Cash and cash equivalents, end of period	$11,869	$12,924	$11,869

   The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals Inc. is a clinical stage biotechnology company (incorporated under the laws of the State of Delaware) developing a first-in-class, anti-infective platform of compounds, called the Aganocide® compounds, for the topical treatment or prevention of a wide range of infections in hospital and non-hospital environments. Many of these infections have become increasingly difficult to treat because of the rapid rise in drug resistance. We have discovered and are developing a class of non-antibiotic anti-infective compounds, which we have named Aganocide compounds. These compounds are based upon small molecules that are naturally generated by white blood cells when defending the body against invading pathogens. We believe that our Aganocide compounds could form a platform on which to create a variety of products to address differing needs in the treatment and prevention of bacterial and viral infections. In laboratory testing, our Aganocide compounds have demonstrated the ability to destroy all bacteria against which they have been tested. Furthermore, because of their mechanism of action, we believe that bacteria are unlikely to develop resistance to our Aganocide compounds.  In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.  We currently operate in one business segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  These statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company believes these consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of March 31, 2011, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of March 31, 2011, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the quarters ended March 31, 2011 and 2010, 100% of our operating revenues were derived from two of our collaborative partners.  As of December 31, 2010, 100% of our accounts receivables were from one of our collaborative partners.

Comprehensive Loss

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported.  The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets by considering whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present.  Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented.  Should there be impairment in the future, the Company would recognize the amount of the impairment based on the undiscounted expected future cash flows from the impaired assets.  The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, using the if-converted method.  Potentially dilutive common share equivalents are excluded from the diluted net loss per share computation since their effect would be anti-dilutive.  The following table sets forth the reconciliation between basic net loss per share and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010

Net loss	$(1,988)	$(1,629)

Basic shares	23,428	23,300
Add: shares issued upon assumed exercise of stock options	—	—
Diluted shares	23,428	23,300

Basic net loss per share	$(0.08)	$(0.07)
Diluted net loss per share	$(0.08)	$(0.07)

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Stock options	5,137	4,377
Stock warrants	1,375	1,725
	6,512	6,102

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

In September 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices.  The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The adoption is not expected to have a material impact on our consolidated financial statements.

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Certificates of Deposit	$750	$—	$—	$750
	$750	$—	$—	$750

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$767	$19	$(14)	$772
Certificates of deposit	500	—	—	500
	$1,267	$19	$(14)	$1,272

All short-term investments at March 31, 2011 and December 31, 2010 mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive income (loss).

We  recognized realized losses of $17,000 and $0 for the three months ended March 31, 2011 and 2010.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the Company’s investments measured at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements Using

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,869	$11,869	$—	$—
Short-term investments:
Corporate bonds	—	—	—	—
Municipal bonds	—	—	—
Certificates of deposit	750	—	750	—
Total short-term investments	750	—	750	—
Total	$12,619	$11,869	$750	$—

NOTE 4. EQUIPMENT LOAN

As of March 31, 2011, the Company had an outstanding equipment loan balance of approximately $42,000 carrying a weighted-average interest rate of 11.44%.  The principal and interest due under the loan will be repaid in equal monthly installments through June 2011.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $253,000 and $240,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.  At March 31, 2011 and December 31, 2010, the Company had $104,000 and $99,000 of deferred rent, respectively.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2011.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2011.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2011 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Warrants

At March 31, 2011, there were outstanding warrants to purchase 150,000 shares of common stock at a weighted-average exercise price of $4.00 per share.  Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from a Shelf Registration Offering at the exercise price of $2.75 per share. All outstanding warrants were exercisable at March 31, 2011.

There were no new warrants issued and no warrant expirations during the three month period ended March 31, 2011.

NOTE 7. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  At the inception of the 2007 Plan, 2,000,000 shares were reserved for issuance under the Plan.  Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 935,665 and 930,177 shares of common stock were authorized for issuance under the 2007 Plan in January 2011 and January 2010, respectively.  As of March 31, 2011, there were 914,379 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2011 and activity during the three-month period then ended:

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,968	$1.78
Options granted	239	$1.43
Options exercised	(16)	$0.38
Options forfeited/cancelled	(39)	$2.71
Outstanding at March 31, 2011	5,152	$1.78	6.67	$3,261

Vested and expected to vest at March 31, 2011	5,045	$1.78	6.64	$3,215

Vested at March 31, 2011	3,251	$1.67	5.43	$2,570

Exercisable at March 31, 2011	3,251	$1.67	5.43	$2,570

Stock Options and Awards to Employees and Directors

The Company grants options to purchase common stock its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that the Company applied to value its stock-based awards.

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended March 31,
Assumption	2011	2010
Expected price volatility	93%	86%
Expected term (in years)	5.23	5.45
Risk-free interest rate	2.10%	2.67%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.21	$1.46

For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $293,000 and $304,000, respectively, for option awards to employees and directors.  As of March 31, 2011, total unrecognized compensation cost related to unvested stock options was $2.0 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 2.56 years.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2011 and 2010, the Company granted options to purchase an aggregate of 47,000 and 45,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   Additionally, during the three months ended March 31, 2011 and 2010 the Company issued 42,612 and 32,893 shares of common stock, respectively, to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31,
Assumption	2011	2010
Expected price volatility	92%	87%
Expected term (in years)	5.51	6.1
Risk-free interest rate	2.21%	2.48%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.53	$2.19

For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $130,000 and $123,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the statements of operations in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the option and stock discussed above is as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Research and development	$138	$221
General and administrative	285	206
Total stock-based compensation expense	$423	$427

NOTE 8. COLLABORATION AND LICENSE AGREEMENTS

Alcon Manufacturing, Ltd.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (Alcon) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. This agreement was amended in November 2010 to extend the period of the agreement through December 2015.  Under the terms of the agreement, Alcon agreed to pay an up-front, non-refundable, non-creditable technology access fee of $10.0 million upon the effective date of the agreement. This up-front fee was recorded as deferred revenue and was amortized into revenue on a straight-line basis over the four-year funding term of the agreement through August 2010.  Additionally, we receive semi-annual payments to support on-going research and development activities over the term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs.  Effective 2011, Alcon reduced its on-going financial support of the company’s research and development efforts particularly relating to the funding of the number of personnel engaged in collaboration activities.  Our obligation to perform research and development activities under the agreement expires at the end of 2015.  As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments upon the achievement of specified milestones.  If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compound.

Alcon has the right to terminate: (a) the agreement in its entirety upon nine months’ notice; (b) portions of the agreement upon 135 days’ notice, subject to certain provisions; (c) the funding term with six months prior written notice in advance of the next funding date.  Both parties have the right to terminate the agreement for breach upon 60 days’ notice.”  Both parties have the right to terminate the agreement for breach upon 60 days’ notice.

Revenue has been recognized as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Amortization of Upfront Technology Access Fee	$—	$625
On-going Research and Development (FTE)	1,050	1,309
Milestone Payment	—	—
	$1,050	$1,934

At March 31, 2011 and December 31, 2010, the Company had deferred revenue balances of $1.1 million and $0, respectively, related to the Alcon agreement which amounts were comprised entirely of upfront reimbursements to fund personnel.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Galderma

In March, 2009, the Company announced that it entered into a license and collaboration agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The Company amended this agreement on December 17, 2009 and again on December 2, 2010.  This agreement, with respect to impetigo, is exclusive and worldwide in scope, with the exception of select Middle East Countries and Japan, where the Company has an option to exercise co-promotion rights.  With respect to the other dermatological indications, Galderma has exclusive world-wide rights with the exception of Asia Pacific and Japan.

Galderma will be responsible for the development costs of acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America. Upon termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Amortization of Upfront Technology Access Fee	$315	$150
On-going Research and Development (FTE)	388	—
Materials, Equipment, and Contract Study Costs	237	—
Milestone payments	500	—
Total	$1,440	$150

The Company had deferred revenue balances of $3.1 million and $3.7 million at March 31, 2011 and December 31, 2010, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of March 31, 2011, the Company has earned $4.75 million in milestone payments.  As of March 31, 2011, the Company has not earned or received any royalty payments under the Galderma agreement.

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

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1  of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 10, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements.As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

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

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing Ltd. (Alcon), that provides Alcon with the exclusive rights to develop, manufacture and commercialize products incorporating our Aganocide compounds for the treatment of eye, ear and sinus infections as well as for use in contact lens care. Under the terms of the agreement, Alcon paid an up-front technology access fee of $10.0 million upon the effective date of the agreement. Under the terms of the agreement we also received semi-annual payments from Alcon to support on-going research and development activities during the four year funding term of the agreement, which ended on August 2010.  In November 2010 Alcon extended the funding term to December 2015, subject to earlier termination of the agreement or, at Alcon’s election, with six months prior written notice. The collaboration also calls for Alcon to pay for all developmental and clinical costs.  The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. Effective 2011, Alcon reduced its on-going financial support of the company’s research and development efforts particularly relating to the funding of the number of personnel engaged in collaboration activities.  As product candidates are developed and proceed through clinical trials and approval, we will receive milestone payments. If the products are commercialized, we will also receive royalties on any sales of products containing the Aganocide compounds.  NovaBay has the potential to receive up to $70.0 million in milestones from Alcon, and royalties ranging in single digits on net sales of products once commercialized.  During 2010, Alcon concluded a Phase 2 human proof of concept trial of NovaBay’s lead compound, NVC-422, for the treatment of adenoviral conjunctivitis, a type of “Pink Eye”.  The results of the trial have been analyzed for the safety, microbiological and clinical efficacy.  The trial results are expected to be released during May 2011.  The Company will continue to review the data with its partner and other experts in the ophthalmic community to determine its next steps.  If Alcon were to determine that the data does not warrant continuation of development of NVC-422 for the treatment of adenoviral conjunctivitis, further payments from Alcon may not be received.

In March 2009, we announced that we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions.  We amended this agreement in December 2009 and 2010.  Galderma will be responsible for the development costs of the acne and impetigo product candidates except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  From the inception of the agreement to March 31, 2011, we have received $13.2 million from Galderma including the technology access fee, milestone payments and R&D funding.   NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low to mid-single digits.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of March 31, 2011, we had an accumulated deficit of $30.2 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2010 and 2011

In March 2011, we announced that we initiated a Phase 2 clinical trial for the treatment of urinary catheter blockage and encrustation in December 2010.  The trial is focused on chronically catheterized spinal cord injury patients prone to catheter encrustation and urinary tract infections.  We expect the trial to be completed in Q3 2011 with results available in Q4 2011.

In December 2010, we expanded our agreement with Galderma and Galderma exercised their option to continue with the impetigo program.  The expanded agreement has the potential to generate up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  As part of this expansion we received $3.75 million from Galderma.

In November 2010, we received a cash grant award of $244,000 under the U.S. Government’s Qualifying Therapeutic Discovery Program for our impetigo program.

In November 2010, we announced the amendment of our collaboration with Alcon, extending the funding term from August 29, 2010 to December 31, 2015, the term of the discovery research program under the agreement.  During the said term, Alcon will fund the costs for a specified number of personnel engaged in collaboration activities pursuant to the agreed discovery research plan and development plans described in the agreement, provided that these plans are subject to earlier termination of the agreement or, at Alcon’s election, with six months prior written notice.  Effective 2011, pursuant to their rights under this agreement, Alcon reduced its on-going financial support of the company’s research and development efforts particularly relating to the funding of the number of personnel engaged in collaboration activities.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to  Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this report,  and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

License and Collaboration Revenue

License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma for amortization of the upfront technology access fees, milestones, and other amounts that have been or will be reimbursed for the funding of research and development activities performed during the period. The upfront technology access fee of $10.0 million from Alcon was amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010.  The upfront fee of $1.0 million from Galderma was amortized into revenue on a straight-line basis over the 20 month funding term of the agreement, through October 2010.

Total license and collaboration revenue was $2.5 million for the three months ended March 31, 2011, compared to $2.1 million for the three months ended March 31, 2010.  This increase resulted from a $500,000 milestone received from Galderma in 2011, additional funding of personnel in 2011 and amortization of the continuation payment received in December 2010.  These increases were partially offset by reduced reimbursements from Alcon and the reduction in amortization from the upfront payments received from both Alcon and Galderma as these were fully amortized in 2010 and is therefore not included in the 2011 revenues.

To the extent we earn milestone payments under our collaborations, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from these collaborations.

Research and Development

Total research and development expenses increased by 31% to $2.9 million for the three months ended March 31, 2011 from $2.2 million for the three months ended March 31, 2010. The increase was due to increased research and development and clinical costs in connection with our urology and dermatology programs.

We expect to incur increased research and development expenses throughout 2011 and in subsequent years as we continue to increase our focus on clinical trials and developing product candidates, both independently and in collaboration with Alcon and Galderma.  In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2011 in connection with our dermatology and urology programs.

General and Administrative

General and administrative expenses remained consistent at $1.5 million for the three months ended March 31,  2011 and 2010.  We expect general and administrative expenses to continue to remain relatively flat in 2011.

Other Income (Expense), Net

Other income (expense), net was an expense of $31,000 for the three months ended March 31, 2011 compared to $11,000 for the three months ended March 31, 2010. This change was primarily attributable to reduced income on  our investments in 2011.

We expect that other income (expense), net will vary based on fluctuations in our cash balances.

Liquidity and Capital Resources

As of March 31, 2011, we had cash, cash equivalents, and short-term investments of $12.6 million compared to $12.8 million at December 31, 2010.

We have incurred cumulative net losses of $30.2 million since inception through March 31, 2011.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.

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

In March 2009, we entered into a collaboration and license agreement with Galderma.  In December 2009 and 2010, we amended this agreement.  Under the terms of the agreement, we received an initial $1.0 million upfront payment that was recognized as revenue over the initial 20 month funding term of the agreement.  In December 2009, we recorded revenues of $3.75 million related to milestones from Galderma.  In December 2010, we received a continuation payment of $3.25 million and a $500,000 fee to expand the license to include the Asia-Pacific territory that will be recognized as revenue over the additional three year funding period.  In March 2011 we received a milestone payment related to the IND on our impetigo program.  In addition, Galderma will pay to NovaBay reimbursements, and additional milestone payments related to achieving development and commercialization of its Aganocide compounds.

We expect the total cash, cash equivalents, and short-term investments, along with committed funding under our license agreements from Alcon and Galderma will be sufficient to fund cash requirements for at least the next twelve months.  However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including:

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

Cash Provided by Operating Activities

For the three months ended March 31, 2011 cash provided by operating activities of $16,000 was primarily attributable to our research and development and general administrative expenses of running the company, offset by the receipt of $500,000 from Galderma in January that is being amortized over the term of the contract, increased deferred revenues of $511,000 as a result of the Galderma payments, non-cash stock compensation expense of $293,000 and an increase in accounts payable of $253,000 as a result of increased billings related to our clinical trials.

For the three months ended March 31, 2010 cash provided by operating activities of $2.6 million was primarily attributable to the receipt of a $3.75 million milestone payment from Galderma that was included in outstanding receivables as of December 31, 2009.  This was partially offset by our research and development and general administrative expenses.

Cash Provided by (Used in) Investing Activities

For the three months ended March 31, 2011, cash provided by investing activities of $383,000 was attributable to maturities of short-term investments (net of purchases) of $500,000, partially offset by purchases of property and equipment of $117,000.

For the three months ended March 31, 2010, cash used in investing activities of $592,000 was attributable to purchases of short-term investments (net of maturities) of $562,000 and purchases of property and equipment of $30,000.

Cash Used in Financing Activities

Net cash used in financing activities of $64,000 for the three months ended March 31, 2011 was primarily attributable to the payments on the equipment loan.

Net cash used in financing activities of $68,000 for the three months ended March 31, 2010 was primarily attributable to the payments on the equipment loan, offset, in part, by proceeds from the exercise of stock options.

Net Operating Losses and Tax Credit Carryforwards

As of March 31, 2011 we had net operating loss carryforwards for federal and state income tax purposes of $24.2 million and 25.3 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2030.

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

Contractual Obligations

Our commitments consist of an operating lease and an equipment loan.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2015 and the total commitment as of March 31, 2011 is $4.6 million due over the lease term, compared to $4.7 million as of December 31, 2010.  Our commitment for the equipment loan consists of the total payments due under the loan facility of $42,000, compared to $106,000 million as of December 31, 2010.  This amount includes $1,000 of interest payments over the remaining term of the loan.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2011 and December 31, 2010, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011, which risk factors are set forth below.

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

We are an early stage company with a history of losses. Although we were profitable in 2009, we reported a net loss in 2010 and the first quarter of 2011, we do not have any commercial products, and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses each year since our inception through March 31, 2011, with the exception of 2009.  For the years ended December 31, 2010 and 2008 we had net losses of approximately $4.3 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  Through March 31, 2011, we had an accumulated deficit of approximately $30.2 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $8.6 million, $7.3 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $2.9 million in the three months ended March 31, 2011.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

During 2010, Alcon concluded a Phase 2 human proof of concept trial of NovaBay’s lead compound, NVC-422, for the treatment of adenoviral conjunctivitis, a type of “Pink Eye”.  The results of the trial have been analyzed for the safety, microbiological and clinical efficacy.  The trial results are expected to be released during May 2011.  The Company will continue to review the data with its partner and other experts in the ophthalmic community to determine its next steps.  If Alcon were to determine that the data does not warrant continuation of development of NVC-422 for the treatment of adenoviral conjunctivitis, we may not receive any further payments from Alcon, which would have a significant adverse effect on our company and our stock price.

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

Date: May 16, 2011	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: May 16, 2011	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1
Executive Officer Cash Compensation Arrangements (Bonus structure is incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K for the year end December 31, 2009 as filed with the SEC on March 30, 2010; 2010 bonus and 2011 salaries and target bonuses are set forth in this exhibit).

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