Form 10-Q
period 2011-06-30
NovaBay Pharmaceuticals, Inc.
filed 2011-08-10
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 28,134,422 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		June 30, 2011 and December 31, 2010

	2.	Consolidated Statements of Operations:	4
		Three and six months ended June 30, 2011 and 2010 and for the cumulative period from July 1, 2002 (inception) to June 30, 2011

	3.	Consolidated Statements of Cash Flows:	5
		Six months ended June 30, 2011 and 2010 and for the cumulative period from July 1, 2002 (inception) to June 30, 2011

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.		Controls and Procedures	22

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	22

Item 6.		Exhibits	39

SIGNATURES			40
EXHIBIT INDEX			41

NovaBay®, NovaBay Pharma®, AgaNase®, Aganocide®, NeutroPhase®, AgaDerm™, and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,973	$11,534
Short-term investments	1,288	1,272
Accounts receivable	3,566	500
Prepaid expenses and other current assets	586	448
Total current assets	13,413	13,754
Property and equipment, net	1,475	1,588
Other assets	148	174
TOTAL ASSETS	$15,036	$15,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$448	$406
Accrued liabilities	961	726
Equipment loan	—	106
Deferred revenue	2,306	1,485
Total current liabilities	3,715	2,723
Deferred revenues - non-current	1,575	2,204
Deferred rent	109	99
Total liabilities	5,399	5,026

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at at June 30, 2011 and December 31, 2010	—	—

Common stock, $0.01 par value; 65,000 shares authorized at June 30, 2011 and December 31, 2010; 23,484 and 23,392 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	235	234

Additional paid-in capital	39,168	38,469
Accumulated other comprehensive loss	(4)	(14)
Accumulated deficit during development stage	(29,762)	(28,199)
Total stockholders' equity	9,637	10,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,036	$15,516

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2011	2010	2011	2010	June 30, 2011
Revenue:
License and collaboration revenue	$4,527	$2,548	$7,006	$4,632	$46,612
Other revenues	—	—	11	—	11
Revenue	4,527	2,548	7,017	4,632	46,623

Operating expenses:
Research and development	2,769	2,129	5,689	4,362	46,649
General and administrative	1,318	1,611	2,833	3,080	31,058
Total operating expenses	4,087	3,740	8,522	7,442	77,707
Operating income (loss)	440	(1,192)	(1,505)	(2,810)	(31,084)

Other income (expense), net	(11)	(6)	(42)	(17)	1,409

Income (loss) before income taxes	429	(1,198)	(1,547)	(2,827)	(29,675)
Provision for income taxes	(4)	—	(16)	—	(87)
Net income (loss)	$425	$(1,198)	$(1,563)	$(2,827)	$(29,762)

Net income (loss) per share:
Basic and diluted	$0.02	$(0.05)	$(0.07)	$(0.12)
Shares used in per share calculations:
Basic and diluted	23,480	23,315	23,454	23,308

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,563)	$(2,827)	$(29,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	213	1,720
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	17	—	17
Loss on disposal of property and equipment	14	—	135
Stock-based compensation expense for options issued to employees and directors	552	579	4,186
Stock-based compensation expense for options, warrants and stock issued to non-employees	106	170	1,156
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,066)	3,676	(3,566)
(Increase) in prepaid expenses and other assets	(89)	(23)	(589)
Increase (decrease) in accounts payable and accrued liabilities	287	(45)	1,495
Increase (decrease) in deferred revenue	192	(1,550)	3,880
Net cash provided by (used in) operating activities	(3,334)	193	(21,579)

Cash flows from investing activities:
Purchases of property and equipment	(117)	(137)	(3,211)
Proceeds from disposal of property and equipment	—	—	46
Purchases of short-term investments	(1,546)	(862)	(102,511)
Proceeds from maturities and sales of short-term investments	1,500	300	101,437
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(163)	(699)	(3,723)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	53	63	1,969
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payment on) shelf offering, net of costs	(11)	—	1,931
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	(7)	(157)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	(106)	(198)	(1,216)
Net cash provided by (used in) financing activities	(64)	(142)	33,275

Net increase (decrease) in cash and cash equivalents	(3,561)	(648)	7,973
Cash and cash equivalents, beginning of period	11,534	10,992	—
Cash and cash equivalents, end of period	$7,973	$10,344	$7,973

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

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of June 30, 2011, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of June 30, 2011, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments.  Short-term investments generally consist of United States government, municipal and corporate debt securities.  The Company has classified its short-term investments as available-for-sale.  The Company does not intend to hold securities with stated maturities greater than twelve months until maturity.  In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities.  These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.  A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security.  No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income (expense), net within the consolidated statements of operations.  Interest income is recognized when earned.

Concentrations of Credit Risk and Major Partners

Financial instruments which potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments.  We maintain deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits.  We have never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance coverage for eligible accounts.  Beginning 2013, insurance coverage will revert to the $250,000 per depositor at each financial institution, and our non-interest bearing cash balance may exceed federally insured limits.  We do not believe we are exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.  Additionally, we have established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

During the quarters ended June 30, 2011 and 2010, the majority of our operating revenues were derived from two of our collaborative partners.  As of June 30, 2011, 100% of our accounts receivable were from two of our collaborative partners.  As of December 31, 2010, 100% of our accounts receivables were from one of our collaborative partners.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported.  The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).  Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$425	$(1,198)	$(1,563)	$(2,827)
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities	4	(3)	(9)	(5)
Comprehensive income (loss)	$429	$(1,201)	$(1,572)	$(2,832)

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three years for software and seven years for furniture and fixtures.  Leasehold improvements are amortized over the shorter of their useful life or the life of the lease term.  Amortization of assets recorded under capital leases is included in depreciation expense.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.   See Note 6 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Net income (loss)	$425	$(1,198)	$(1,563)	$(2,827)

Basic shares	23,480	23,315	23,454	23,308
Add: shares issued upon assumed exercise of stock options	-	-	-	-
Diluted shares	23,080	23,315	23,454	23,308

Basic net income (loss) per share	$0.02	$(0.05)	$(0.07)	$(0.12)
Diluted net income (loss) per share	$0.02	$(0.05)	$(0.07)	$(0.12)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Stock options	4,936	4,387
Stock warrants	1,375	1,725
	6,311	6,112

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Corporate bonds	$492	$—	$(4)	$488
Certificates of Deposit	$800	$—	$—	$800
	$1,292	$—	$(4)	$1,288

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$767	$19	$(14)	$772
Certificates of deposit	500	—	—	500
	$1,267	$19	$(14)	$1,272

All short-term investments at June 30, 2011 and December 31, 2010 mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive income (loss).

We  recognized realized gains of $1,000 and $0 for the three months ended June 30, 2011 and 2010 and losses of $16,000 and $0 for the six months ended June 30, 2011 and 2010.

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

The following table presents the Company’s investments measured at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements Using

(in thousands)	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,973	$7,973	$—	$—
Short-term investments:
Corporate bonds	488	—	488	—
Certificates of deposit	800	—	800	—
Total short-term investments	1,288	—	1,288	—
Total	$9,261	$7,973	$1,288	$—

NOTE 4. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $256,000 and $232,000 for the three months ended June 30, 2011 and 2010, respectively.  Rent expense was approximately $509,000 and $472,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2011.

  In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2011.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2011 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 5. STOCKHOLDERS’ EQUITY

Stock Warrants

At June 30, 2011, there were outstanding warrants to purchase 150,000 shares of common stock at a weighted-average exercise price of $4.00 per share.  Additionally, there were outstanding warrants to purchase 1,225,000 shares of common stock from a Shelf Registration Offering at the exercise price of $2.75 per share. All outstanding warrants were exercisable at June 30, 2011.

There were no new warrants issued and no warrant expirations during the three and six month periods ended June 30, 2011.

NOTE 6. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  As of June 30, 2011, there were 1,081,873 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2011 and activity during the six-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,968	$1.78
Options granted	242	$1.44
Options exercised	(65)	$0.81
Options forfeited/cancelled	(209)	$2.07
Outstanding at June 30, 2011	4,936	$1.78	6.36	$687

Vested and expected to vest at June 30, 2011	4,857	$1.78	6.33	$686

Vested at June 30, 2011	3,408	$1.71	5.35	$683

Exercisable at June 30, 2011	3,408	$1.71	5.35	$683

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

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Six Months Ended June 30,
Assumption	2011	2010
Expected price volatility	93%	86%
Expected term (in years)	5.23	5.5
Risk-free interest rate	2.10%	2.68%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.21	$1.48

For the three months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $259,000 and $275,000, respectively, for option awards to employees and directors.  For the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $552,000 and $579,000, respectively, for option awards to employees and directors.  As of June 30, 2011, total unrecognized compensation cost related to unvested stock options was $1.5 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 2.42 years.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Awards to Non-Employees

During the three months ended June 30, 2011 and 2010, the Company granted options to purchase an aggregate of 3,000 and 40,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   During the six months ended June 30, 2011 and 2010, the Company granted options to purchase an aggregate of 50,000 and 85,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   Additionally, during the three and six months ended June 30, 2011 the Company issued 0 and 42,612 shares of common stock, respectively, to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2011	2010
Expected price volatility	92%	87%
Expected term (in years)	5.32	6.1
Risk-free interest rate	2.00%	2.17%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.22	$2.27

For the three months ended June 30, 2011 and 2010, the Company recognized stock-based compensation (benefit) expense of ($24,000) and $40,000, respectively, related to non-employee stock and option grants.  For the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $106,000 and $163,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the option and stock discussed above is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Research and development	$57	$133	$195	$354
General and administrative	178	182	463	388
Total stock-based compensation expense	$235	$315	$658	$742

NOTE 7. COLLABORATION AND LICENSE AGREEMENTS

Alcon Manufacturing, Ltd.

On June 16, 2011, the Company and Alcon entered into a termination agreement, dated June 15, 2011, (the “Termination Agreement”), pursuant to which they terminated their Collaboration and License Agreement, originally entered into on August 29, 2006, and amended November 4, 2010 by the First Amendment to Collaboration and License Agreement (as so amended, the “License Agreement”), related to NovaBay’s proprietary Aganocide compounds.

The License Agreement provided Alcon with the exclusive rights to develop, manufacture and commercialize products incorporating NovaBay’s Aganocide compounds for the treatment of eye, ear and sinus infections as well as for use in contact lens care. Under the terms of the License Agreement, Alcon paid an up-front technology access fee of $10.0 million upon the effective date of the License Agreement. Under the terms of the License Agreement NovaBay also received semi-annual payments from Alcon to support on-going research and development activities during the four year funding term of the License Agreement, which ended on August 2010.  In November 2010 Alcon extended the funding term to December 2015, subject to earlier termination of the funding term, at Alcon’s election, with six months prior written notice. The License Agreement also called for Alcon to pay for all developmental and clinical costs.  The research and development support payments included amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs. The License Agreement provided that as product candidates were developed and proceed through clinical trials and approval, NovaBay would receive milestone payments. If the products were commercialized, NovaBay would also receive royalties on any sales of products containing the Aganocide compounds.

Pursuant to the terms of the Termination Agreement, Alcon will have no further financial obligations to NovaBay as a result of the termination of the License Agreement.  All rights under the licenses that NovaBay granted to Alcon under the License Agreement are terminated and revert back to NovaBay, including rights to NovaBay’s lead Aganocide compound, NVC-422, as well as other Aganocide compounds developed as a result of the almost five-year collaboration.  Rights returned to NovaBay include all previously licensed areas in ophthalmic, otic, and sinus applications.  As part of the Termination Agreement Alcon agreed to pay a $2.0 million termination fee and the balance of the research funding for 2011.  These amounts were included in accounts receivable as of June 30, 2011.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Amortization of Upfront Technology Access Fee	$—	$625	$-	$1,250
On-going Research and Development (FTE)	1,051	1,309	2,102	2,618
Materials, Equipment, and Contract Study Costs	246	194	246	194
Termination fee	2,000	—	2,000	-
	$3,297	$2,128	$4,348	$4,062

At June 30, 2011 and December 31, 2010, the Company had deferred revenue balances of $726,000 and $0, respectively, related to the Alcon agreement which amounts were comprised entirely of upfront reimbursements to fund personnel.

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

Galderma paid and/or will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase.  The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009 and a $3.25 million continuation fee and a $500,000 fee to expand the license to include the Asia-Pacific Territory in December 2010.  These fees were recorded as deferred revenues and recognized as earned on a straight-line basis over the Company’s expected performance period.  The initial upfront technology access fee was recognized over the initial 20 month funding term of the agreement through October 2010, and the continuation and license fees are being recognized over the additional three year funding term of the agreement through November 2013.

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Amortization of Upfront Technology Access Fee	$315	$150	$630	$300
On-going Research and Development (FTE)	388	270	776	270
Materials, Equipment, and Contract Study Costs	527	—	752	—
Milestone Payments	—	—	500	—
Total	$1,230	$420	$2,658	$570

The Company had deferred revenue balances of $3.2 million and $3.7 million at June 30, 2011 and December 31, 2010, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of June 30, 2011, the Company has earned $4.75 million in milestone payments.  As of June 30, 2011, the Company has not earned or received any royalty payments under the Galderma agreement.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. SUBSEQUENT EVENTS

On July 5, 2011 the Company closed a registered direct offering for the sale of units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (or a total of 3,488,005 shares), at a purchase price of $1.11 per unit. The warrants will be exercisable 180 days after issuance at $1.33 per share and will expire five years from the date of issuance.  Gross proceeds received under this offering were $5.2 million.

All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission.

We evaluated subsequent events through the issuance date of the financial statements.  We are not aware of any significant events, other than those disclosed above, that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our consolidated financial statements

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

In March 2009, we announced that we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions.  We amended this agreement in December 2009 and 2010.  Galderma will be responsible for the development costs of the impetigo product candidate except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  From the inception of the agreement to June 30, 2011, we have received $13.8 million from Galderma including the technology access fee, milestone payments and R&D funding.   NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low to mid-single digits.

On June 16, 2011, we entered into a termination agreement with Alcon, dated June 15, 2011, pursuant to which we and Alcon terminated our Collaboration and License Agreement, originally entered into on August 29, 2006, and amended November 4, 2010 by the First Amendment to Collaboration and License Agreement (as so amended, the “License Agreement”), related to NovaBay’s proprietary Aganocide compounds.  Pursuant to the terms of the termination agreement, Alcon will have no further financial obligations to NovaBay as a result of the termination of the License Agreement.  All rights under the licenses that NovaBay granted to Alcon under the License Agreement terminated and reverted back to NovaBay, including rights to NovaBay’s lead Aganocide compound, NVC-422, as well as other Aganocide compounds developed as a result of the almost five-year collaboration.  Rights returned to NovaBay include all previously licensed areas in ophthalmic, otic, and sinus applications.  As part of the termination agreement Alcon agreed to pay a $2.0 million termination fee and the balance of the research funding for 2011.  These amounts were included in accounts receivable as of June 30, 2011.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. As we are a clinical stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of June 30, 2011, we had an accumulated deficit of $29.8 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In July 2011, we announced the closing of our $5.2 million registered direct offering of common stock and warrants.

In June 2011, we announced that we had regained the worldwide rights to our Aganocide compounds from Alcon and the termination of our collaboration agreement with Alcon.  An agreement to finalize the collaboration was entered into, the terms of which include a payment of a $2.0 million termination fee, and approximately $1.0 million of the research funding reimbursement for 2011 from Alcon to NovaBay.

In May 2011, we reported the results from the Phase 2 clinical trial of NVC-422 for adenoviral conjunctivitis.  The predetermined primary endpoint of sustained microbiological success of 20% greater than placebo was not met. However, encouraging and unexpected results were found in the 38% of patients infected with adenovirus serotypes commonly associated with epidemic keratoconjunctivitis (EKC).  We continue to evaluate this opportunity.

In April 2011 we were awarded 1st place for outstanding scientific presentation at The Simon Foundation for Continence Conference for our poster “NVC-422 Prevents Urinary Catheter Blockage and Encrustation.”

In March 2011, we announced that we initiated a pilot Phase 2 clinical trial for the treatment of urinary catheter blockage and encrustation in December 2010.  The trial is focused on chronically catheterized spinal cord injury patients prone to catheter encrustation and and/or blockage.  We expect the first phase of the trial to be completed in Q3 2011 with results available in Q4 2011.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and June 30, 2010

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

Total license and collaboration revenue was $4.5 million for the three months ended June 30, 2011, compared to $2.5 million for the three months ended June 30, 2010 and was $7.0 million for the six months ended June 30, 2011, compared to $4.6 million for the six months ended June 30, 2010.   The majority of this increase resulted from a $2.0 million termination payment due from Alcon, the receipt of the $500,000 milestone from Galderma in the first quarter of 2011 and the funding of personnel costs by Galderma in 2011.  These increases were partially offset by reduced reimbursements from Alcon and the reduction in amortization from the upfront payments received from both Alcon and Galderma as these were fully amortized in 2010 and are therefore not included in the 2011 revenues.

We will not experience a repeat of the termination fee received from Alcon or any further milestones from Alcon, therefore we expect revenues to decrease in the near term. To the extent we earn milestone payments in the future under our collaborations, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from these collaborations.

Research and Development

Total research and development expenses increased by 30% to $2.8 million for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010.  Total research and development expenses increased by 30% to $5.7 million for the six months ended June 30, 2011 from $4.4 million for the six months ended June 30, 2010. The increase was due to increased research and development and clinical costs in connection with our urology and dermatology programs.

We expect to incur increased research and development expenses throughout 2011 and in subsequent years as we continue to increase our focus on clinical trials and developing product candidates, both independently and in collaboration with Galderma.  In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses during 2011 in connection with our dermatology and urology programs.

General and Administrative

General and administrative expenses decreased by 18% to $1.3 million for the three months ended June 30, 2011 from $1.6 for the three months ended June 30, 2010.  General and administrative expenses decreased by 8% to $2.8 million for the six months ended June 30, 2011 from $3.1 million for the six months ended June 30, 2010.  These decreases were due to personnel reductions in the second quarter of 2011 and increased cost cutting efforts.  We expect general and administrative expenses to remain relatively flat or decrease slightly for the remainder of 2011.

Other Income (Expense), Net

Other income (expense), net was an expense of $11,000 for the three months ended June 30, 2011 compared to $6,000 for the three months ended  June 30, 2010.  Other income (expense), net was an expense of $42,000 for the six months ended June 30, 2011 compared to $17,000 for the six months ended June 30, 2010.  This change was primarily attributable to reduced income on our investments in 2011.

We expect that other income (expense), net will increase based on an increase in our cash balances resulting from the receipt of the $4.7 million of net proceeds received in our July 2011 registered direct offering of common stock and warrants.

Liquidity and Capital Resources

As of June 30, 2011, we had cash, cash equivalents, and short-term investments of $9.3 million compared to $12.8 million at December 31, 2010.

We have incurred cumulative net losses of $29.8 million since inception through June 30, 2011.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million.

Under the terms of the August 2006 collaboration and license agreement with Alcon we received an up-front technology access fee of $10.0 million upon the effective date of the agreement. Under the terms of the agreement we also received semi-annual payments from Alcon to support on-going research and development activities.  In June 2011 our collaboration agreement with Alcon was terminated, and in connection with the termination we are entitled to receive a termination fee of $2.0 million and approximately $1.0 million of the research funding reimbursement for 2011.

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

We expect the total cash, cash equivalents, and short-term investments, funds from our July 2011 financing, along with committed funding under our license agreement from Galderma will be sufficient to fund cash requirements for at least the next twelve months.  However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
•	future clinical trial results;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the extent to which we receive milestone payments or other funding from Galderma, if any;
•	the cost and timing of regulatory approvals;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2011 cash used in operating activities of $3.3 million was primarily attributable to our research and development and general administrative expenses of running the company.

Cash Used in Investing Activities

For the six months ended June 30, 2011, cash used in investing activities of $163,000 was attributable to purchases of property and equipment of $117,000 and purchases of short-term investments (net of maturities or sales) of $46,000.

Cash Used in Financing Activities

Net cash used in financing activities of $64,000 for the six months ended June 30, 2011 was primarily attributable to the payments on the equipment loan of $106,000 partially offset by proceeds received from the exercises of stock options of $53,000.

Net Operating Losses and Tax Credit Carryforwards

As of June 30, 2011 we had net operating loss carryforwards for federal and state income tax purposes of $24.2 million and 25.3 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2030.

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

Contractual Obligations

Our commitments at June 30, 2011 consist of an operating lease.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2015 and the total commitment as of June 30, 2011 is $4.3 million due over the lease term, compared to $4.7 million as of December 31, 2010.  We also had an equipment loan at December 31, 2010, but this loan was fully repaid during the six months ended June 30, 2011; the total payments due under the loan facility was $0 at June 30, 2011, compared to $106,000 as of December 31, 2010.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2011 and December 31, 2010, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

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

 *We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.

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

Our future capital requirements will depend on many factors, including:

•	the extent to which we receive milestone payments or other funding from Galderma, if any;
•	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
•	future clinical trial results;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory approvals;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

*We are an early stage company with a history of losses. Although we were profitable in 2009, we reported a net loss in 2010 and for the first six months of 2011, we do not have any commercial products, and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses each year since our inception through June 30, 2011, with the exception of 2009.  For the years ended December 31, 2010 and 2008 we had net losses of approximately $4.3 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  Through June 30, 2011, we had an accumulated deficit of approximately $29.8 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $8.6 million, $7.3 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $5.7 million in the six months ended June 30, 2011.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

*Our current research collaboration with Galderma may fail, resulting in a decrease in funding and inhibition of our ability to continue developing products.

We have entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.  With the termination of our collaboration with Alcon, our collaboration with Galderma is our only collaboration, and so unless and until we enter into additional collaborations or are able to market products on our own, we will be dependent on Galderma for all of our revenues.

We cannot assure you that our collaboration with Galderma will be successful, or that we will receive the full amount of research funding, milestone payments or royalties, or that any commercially valuable intellectual property will be created, from this arrangement. If Galderma were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research contemplated by our collaboration with them could be delayed or terminated and our costs of performing studies may increase.

*Our research collaboration with Alcon has ended, which will result in a decrease in funding and may impede our ability to develop our Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solutions unless we are able to enter into a new collaboration with another collaboration partner.

In June 2011, we and Alcon terminated our collaboration and license agreement.  Under the terms of the collaboration and license agreement prior to termination, we received semi-annual payments to support on-going research and development activities over the term of the agreement, which payments were reduced beginning in 2011.  During 2010 we received $6.0 million in funding payments from Alcon, and in the first five months of 2011 we received $2.1 million in funding payments from Alcon.  We received a payment of approximately $3.0 million in connection with the termination, but will not receive any additional payments from Alcon.  As a result, we expect our revenues to be significantly less than we previously expected.  Further, should we decide to continue the development of NVC-422 for application in connection with the eye, ear and sinus and for use in contact lens solutions, we have to fund such development unless we are able to enter into a new collaboration with another collaboration partner, which we may not be able to do.  If we are not able to enter into a new collaboration with another collaboration partner and choose to proceed on our own the development of NVC-422 for application in connection with the eye, ear and sinus and for use in contact lens solutions, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop NVC-422 for these applications.

*A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangement we currently have with Galderma. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;
•	our shortage of capital resources may impact a willingness on the part of potential companies to collaborate with us;
•	our contracts for collaborative arrangements may be terminable for convenience on written notice and may otherwise expire or terminate, and we may not have alternative funding available;
•	our partners may choose to pursue alternative technologies, including those of our competitors;
•	we may have disputes with a partner that could lead to litigation or arbitration;
•	we do not have day-to-day control over the activities of our partners and have limited control over their decisions;
•
our ability to receive milestones and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates;

•
we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our product candidates; and
•	our partners may not comply with applicable government regulatory requirements.

If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Consequently, if we are unable to enter into, maintain or extend successful collaborations, our business may be harmed.

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

*Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of June 20, 2011, our officers and directors collectively controlled approximately 4,109,761 shares of our outstanding common stock (and approximately 5,766,790 shares of our common stock when including options held by them which were exercisable as of or within 60 days from June 20, 2011). Furthermore, as of June 20, 2011, our largest stockholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,132,752 shares or 13.34 % of our outstanding common stock (and approximately 3,365,378 shares of our common stock when including options held by Dr. Najafi which were exercisable as of or within 60 days from April 30, 2011). As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

*Future sales of substantial amounts of our common stock, or the perception that such sales may occur, could affect the market price of our common stock.

We may pursue additional financings in the future, as we continue to build our business.  In future years, we will likely need to raise significant additional capital to finance our operations and the development, manufacture and marketing of other products under development and new product opportunities.  Accordingly, we may conduct substantial future offerings of equity or debt securities.  The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will result in dilution to investors.  In addition, the market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market.

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

Date: August 10, 2011	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: August 10, 2011	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
Exhibit No.	Description

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

4.1
Specimen common stock certificate (Incorporated by reference to the exhibit of the same description from the Company’s registration statement of Form S-1 (File No. 333-140714) initially filed with the Securities and Exchange Commission on February 14, 2007, as amended)

4.2
Form of Warrant issued in the August 2009 offering.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K, as filed with the SEC on August 21, 2009 (SEC File No. 001-33678).)

4.3
Form of Warrant issued in the July 2011 offering.  (Incorporated by reference to the exhibit with the same description from the Company’s current report on Form 8-K, as filed with the SEC on June 29, 2011 (SEC File No. 001-33678).)

10.1	Termination Agreement of the Collaboration & License Agreement between NovaBay Pharmaceuticals, Inc. and Alcon Research Ltd. dated June 16, 2011.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.