Form 10-Q
period 2011-09-30
NovaBay Pharmaceuticals, Inc.
filed 2011-11-07
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 28,316,797 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		September 30, 2011 and December 31, 2010

	2.	Consolidated Statements of Operations:	4
		Three and nine months ended September 30, 2011 and 2010 and for the cumulative period from July 1, 2002 (inception) to September 30, 2011

	3.	Consolidated Statements of Cash Flows:	5
		Nine months ended September 30, 2011 and 2010 and for the cumulative period from July 1, 2002 (inception) to September 30, 2011

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.		Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	28

Item 6.		Exhibits	43

SIGNATURES			44

EXHIBIT INDEX			32

NovaBay®, AgaNase®, Aganocide®, NeutroPhase®, AgaDerm®, and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,430	$11,534
Short-term investments	2,241	1,272
Accounts receivable	1,825	500
Prepaid expenses and other current assets	289	448
Total current assets	16,785	13,754
Property and equipment, net	1,372	1,588
Other assets	144	174
TOTAL ASSETS	$18,301	$15,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$320	$406
Accrued liabilities	631	726
Equipment loan	—	106
Deferred revenue	1,813	1,485
Warrant liability	1,221	—
Total current liabilities	3,985	2,723
Deferred revenues - non-current	1,260	2,204
Deferred rent	113	99
Total liabilities	5,358	5,026

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 65,000 shares authorized at September 30, 2011 and December 31, 2010; 28,332 and 23,392 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	283	234

Additional paid-in capital	42,325	38,469
Accumulated other comprehensive loss	(9)	(14)
Accumulated deficit during development stage	(29,656)	(28,199)
Total stockholders' equity	12,943	10,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,301	$15,516

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2011	2010	2011	2010	September 30, 2011
Revenue:
License and collaboration revenue	$2,762	$2,086	$9,768	$6,718	$49,374
Other revenues	10	—	21	—	21
Total revenue	2,772	2,086	9,789	6,718	49,395

Operating expenses:
Research and development	2,023	2,245	7,712	6,607	48,672
General and administrative	1,097	1,487	3,930	4,567	32,155
Total operating expenses	3,120	3,732	11,642	11,174	80,827
Operating loss	(348)	(1,646)	(1,853)	(4,456)	(31,432)

Non-cash gain on decrease in fair value of warrants	453	—	453	—	453
Other income (expense), net	6	4	(36)	(13)	1,415

Income (loss) before income taxes	111	(1,642)	(1,436)	(4,469)	(29,564)
Provision for income taxes	(5)	—	(21)	—	(92)
Net income (loss)	$106	$(1,642)	$(1,457)	$(4,469)	$(29,656)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.07)	$(0.06)	$(0.19)
Shares used in per share calculations:
Basic and diluted	27,902	23,335	24,953	23,317

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,457)	$(4,469)	$(29,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	319	1,825
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	19	7	19
Loss on disposal of property and equipment	12	—	133
Stock-based compensation expense for options issued to employees and directors	801	857	4,435
Stock-based compensation expense for options, warrants and stock issued to non-employees	93	194	1,143
Non-cash gain on decrease in fair value of warrants	(453)	—	(453)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,325)	3,695	(1,825)
(Increase) in prepaid expenses and other assets	219	78	(281)
Increase (decrease) in accounts payable and accrued liabilities	(167)	(30)	1,041
Increase (decrease) in deferred revenue	(616)	(716)	3,072
Net cash used in operating activities	(2,553)	(65)	(20,798)

Cash flows from investing activities:
Purchases of property and equipment	(117)	(170)	(3,211)
Proceeds from disposal of property and equipment	—	—	46
Purchases of short-term investments	(3,238)	(2,196)	(104,203)
Proceeds from maturities and sales of short-term investments	2,225	1,100	102,162
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(1,130)	(1,266)	(4,690)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	1	—	18
Proceeds from exercise of options and warrants	52	66	1,968
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payment on) shelf offering, net of costs	4,632	(2)	6,574
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	(8)	(157)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	(106)	(302)	(1,216)
Net cash provided by (used in) financing activities	4,579	(246)	37,918

Net increase (decrease) in cash and cash equivalents	896	(1,577)	12,430
Cash and cash equivalents, beginning of period	11,534	10,992	—
Cash and cash equivalents, end of period	$12,430	$9,415	$12,430

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

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of September 30, 2011, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of September 30, 2011, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

Deposits in these banks may exceed the amount of federal insurance provided on such deposits.  We have never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance coverage for eligible accounts.  Beginning 2013, insurance coverage will revert to the $250,000 per depositor at each financial institution, and our non-interest bearing cash balance may exceed federally insured limits.  We do not believe we are exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.  Additionally, we have established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

During the quarters ended September 30, 2011 and 2010, the majority of our operating revenues were derived from two of our collaborative partners.  As of September 30, 2011 and December 31, 2010, 100% of our accounts receivable was from one of our collaborative partners.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported.  The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).  Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$106	$(1,642)	$(1,457)	$(4,469)
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities	(5)	2	5	(3)
Comprehensive income (loss)	$101	$(1,640)	$(1,452)	$(4,472)

Fair Value Measurement of Financial Assets and Liabilities

Financial instruments, including accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.  The fair value of capital lease obligations and equipment loans approximates its carrying amounts as a market rate of interest is attached to their repayment.

The Company measures the fair value of financial assets and liabilities based on authoritative guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Authoritative guidance has established a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:

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

Common Stock Warrant Liabilities

The Company generally accounts for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that the Company may have to settle the warrants in cash.  For the warrants issued with deemed possibility of cash settlement, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, using the if-converted method.  Potentially dilutive common share equivalents are excluded from the diluted net income (loss) per share computation since their effect would be anti-dilutive.  The following table sets forth the reconciliation between basic net income (loss) per share and diluted net income (loss) per share:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Net income (loss)	$106	$(1,642)	$(1,457)	$(4,469)

Basic shares	27,902	23,335	24,953	23,317
Add: shares issued upon assumed exercise of stock options	—	—	—	—
Diluted shares	27,902	23,335	24,953	23,317

Basic net income (loss) per share	$0.00	$(0.07)	$(0.06)	$(0.19)
Diluted net income (loss) per share	$0.00	$(0.07)	$(0.06)	$(0.19)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Stock options	4,898	4,427
Stock warrants	4,863	1,725
	9,761	6,152

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board  (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  Under the amended guidance, all changes in the components of net income and the components of other comprehensive income are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements.  The changes are effective January 1, 2012 with early adoption permitted.  This change is not expected to have an impact to the consolidated financial results as it is a change in presentation only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.  This change is not expected to have a material impact to the consolidated financial results.

In April 2010, the FASB issued ASU No. 2010-17 (Topic 605), Revenue Recognition—Milestone Method.  This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all applicable criteria.  The amendments in this update were effective for the Company on a prospective basis for milestones achieved after December 31, 2010.  The implementation of this standard did not have a significant impact on our financial position or results of operations.

NOTE 3. INVESTMENTS

Short-term investments at September 30, 2011 and December 31, 2010 consisted of the following:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	(Losses)	Value
Corporate bonds	$700	$—	$(8)	$692
Certificates of Deposit	$1,550	$—	$(1)	$1,549
	$2,250	$—	$(9)	$2,241

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$767	$19	$(14)	$772
Certificates of deposit	500	—	—	500
	$1,267	$19	$(14)	$1,272

All short-term investments at September 30, 2011 and December 31, 2010 mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive income (loss).

We recognized realized losses of $2,000 and $7,000, respectively for the three months ended September 30, 2011 and 2010 and losses of $19,000 and $7,000, respectively for the nine months ended September 30, 2011 and 2010.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures the fair value of financial assets and liabilities based on authoritative guidance which defines fair value, establishes a framework consisting of three levels for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The Company’s warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using

(in thousands)	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$12,430	$12,430	$—	$—
Short-term investments:
Corporate bonds	692	—	692	—
Certificates of deposit	1,549	—	1,549	—
Total short-term investments	2,241	—	2,241	—
Total assets	$14,671	$12,430	$2,241	$—

Liabilities
Warrant liability	$1,221	$—	$—	$1,221
Total liabilities	$1,221	$—	$—	$1,221

For the three month period ended September 30, 2011, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a decrease in the fair value of $453,000 in its consolidated statement of operations.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousand)	Warrant liability
Fair value of warrants at June 30, 2011	$—
Issuance of warrants in connection with the registered direct offering on July 5, 2011	1,674
Adjustment to fair value at September 30, 2011	(453)
Total warrant liability September 30, 2011	$1,221

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $252,000 and $348,000 for the three months ended September 30, 2011 and 2010, respectively.  Rent expense was approximately $761,000 and $820,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2011.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2011.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2011 that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing.  As part of this transaction, 3,488,005 warrants were issued with an exercise price of $1.33 and are exercisable on January 1, 2012 and expire on July 5, 2016.  The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision where the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities).  Due to this provision, ASC 480 requires that these warrants be classified as liabilities.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.  The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the warrants were as follows:

September 30,
Assumption	2011
Expected price volatility	80%
Expected term (in years)	4.76
Risk-free interest rate	0.96%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.35

NOTE 7. STOCKHOLDERS’ EQUITY

On July 5, 2011 the Company closed a registered direct offering for the sale of 4,650,675 units, (The “July 2011 Registered Direct Financing”), each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (or a total of 3,488,005 shares), at a purchase price of $1.11 per unit. The warrants will be exercisable 180 days after issuance for $1.33 per share and will expire five years from the date of issuance.  All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the July 2011 Registered Direct Financing.  The Company raised a total of $5.2 million from the July 2011 Registered Direct Financing, or approximately $4.7 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants

At September 30, 2011, there were outstanding warrants to purchase 150,000 shares of common stock with an exercise price of $4.00 per share and outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share. These outstanding warrants were exercisable at September 30, 2011.

Additionally, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing.  These warrants were issued with an exercise price of $1.33 and are exercisable 180 days after the closing of the offering on January 1, 2012 and expire on July 5, 2016.  See Note 6 for further details on these warrants.

The detail of all outstanding warrants as of September 30, 2011 is as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2010	1,375,000	$3.18
Warrants granted	3,488,005	$1.33
Outstanding at September 30, 2011	4,863,005	$1.77

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  As of September 30, 2011, there were 1,059,008 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at September 30, 2011 and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,968	$1.78
Options granted	482	$0.95
Options exercised	(65)	$0.81
Options forfeited/cancelled	(487)	$2.03
Outstanding at September 30, 2011	4,898	$1.69	6.25	$642

Vested and expected to vest at September 30, 2011	4,813	$1.70	6.21	$635

Vested at September 30, 2011	3,450	$1.71	5.22	$507

Exercisable at September 30, 2011	3,450	$1.71	5.22	$507

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

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Nine Months Ended September 30,
Assumption	2011	2010
Expected price volatility	91%	86%
Expected term (in years)	5.46	5.5
Risk-free interest rate	1.54%	2.56%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.00	$1.45

For the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $249,000 and $278,000, respectively, for option awards to employees and directors.  For the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $801,000 and $857,000, respectively, for option awards to employees and directors.  As of September 30, 2011, total unrecognized compensation cost related to unvested stock options was $1.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations over the remaining weighted average vesting period of 2.14 years.

Stock-Based Awards to Non-Employees

During the three months ended September 30, 2011 and 2010, the Company granted options to purchase an aggregate of 0 and 5,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   During the nine months ended September 30, 2011 and 2010, the Company granted options to purchase an aggregate of 50,000 and 90,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   Additionally, during the three and nine months ended September 30, 2011 the Company issued 0 and 42,612 shares of common stock, respectively, to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2011	2010
Expected price volatility	91%	90%
Expected term (in years)	5.24	5.6
Risk-free interest rate	1.51%	1.78%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.09	$1.54

For the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation (benefit) expense of ($13,000) and $24,000, respectively, related to non-employee stock and option grants.  For the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $93,000 and $194,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock-based compensation expense included in results of operations for the option and stock discussed above is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Research and development	$52	$113	$247	$467
General and administrative	184	189	647	584
Total stock-based compensation expense	$236	$302	$894	$1,051

NOTE 9. COLLABORATION AND LICENSE AGREEMENTS

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

Pursuant to the terms of the Termination Agreement, Alcon will have no further financial obligations to NovaBay as a result of the termination of the License Agreement.  All rights under the licenses that NovaBay granted to Alcon under the License Agreement are terminated and revert back to NovaBay, including rights to NovaBay’s lead Aganocide compound, NVC-422, as well as other Aganocide compounds developed as a result of the almost five-year collaboration.  Rights returned to NovaBay include all previously licensed areas in ophthalmic, otic, and sinus applications.  As part of the Termination Agreement Alcon  paid a $2.0 million termination fee and the balance of the research funding for 2011.

Revenue has been recognized as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Amortization of Upfront Technology Access Fee	$—	$416	$—	$1,667
On-going Research and Development (FTE)	363	1,401	2,465	4,019
Materials, Equipment, and Contract Study Costs	—	119	246	312
Termination fee	—	—	2,000	—
	$363	$1,936	$4,711	$5,998

At September 30, 2011 and December 31, 2010, the Company had deferred revenue balances of $363,000 and $0, respectively, related to the Alcon agreement which amounts were comprised entirely of upfront reimbursements to fund personnel.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Amortization of Upfront Technology Access Fee	$315	$150	$945	$450
On-going Research and Development (FTE)	388	—	1,164	270
Materials, Equipment, and Contract Study Costs	1,696	—	2,448	—
Milestone Payments	—	—	500	—
Total	$2,399	$150	$5,057	$720

The Company had deferred revenue balances of $2.7 million and $3.7 million at September 30, 2011 and December 31, 2010, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of September 30, 2011, the Company has earned $4.75 million in milestone payments.  As of September 30, 2011, the Company has not earned or received any royalty payments under the Galderma agreement.

NOTE 10. SUBSEQUENT EVENTS

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

On July 5, 2011 we closed a registered direct offering for the sale of 4,650,675,units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (or a total of 3,488,005 shares), at a purchase price of $1.11 per unit. The warrants are exercisable beginning January 1, 2012 at $1.33 per share and will expire five years from the date of issuance.  All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the offering.  The Company raised a total of $5.2 million from offering, or approximately $4.7 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000

In March 2009, we announced that we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions.  We amended this agreement in December 2009 and 2010.  Galderma will be responsible for the development costs of the impetigo product candidate except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  From the inception of the agreement to September 30, 2011, we have received $14.6 million from Galderma including the technology access fee, milestone payments and R&D funding.   NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low to mid-single digits.

On June 16, 2011, we entered into a termination agreement with Alcon, dated June 15, 2011, pursuant to which we and Alcon terminated our Collaboration and License Agreement, originally entered into on August 29, 2006, and amended November 4, 2010 by the First Amendment to Collaboration and License Agreement (as so amended, the “License Agreement”), related to NovaBay’s proprietary Aganocide compounds.  Pursuant to the terms of the termination agreement, Alcon will have no further financial obligations to NovaBay as a result of the termination of the License Agreement.  All rights under the licenses that NovaBay granted to Alcon under the License Agreement terminated and reverted back to NovaBay, including rights to NovaBay’s lead Aganocide compound, NVC-422, as well as other Aganocide compounds developed as a result of the almost five-year collaboration.  Rights returned to NovaBay include all previously licensed areas in ophthalmic, otic, and sinus applications.  As part of the termination agreement Alcon paid a $2.0 million termination fee and the balance of the research funding for 2011.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Alcon and Galderma. As we are a clinical stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of September 30, 2011, we had an accumulated deficit of $29.7 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In October 2011, we presented NeutroPhase at the Symposium on Advanced Wound Care (SAWC).  NeutroPhase is a FDA 510(k) cleared advanced wound care product addressing the un-met medical needs of the six-million-patient USA chronic wound care market.

In  October 2011, we named David W. Stroman, Ph.D. as head of ophthalmic drug development.  Mr. Stroman is a former Alcon executive with significant experience in ophthalmic drug development and will oversee NovaBay’s program for viral conjunctivitis (pink eye).

In September 2011, we named Russell A. Hoon as Vice President of our advanced wound care business unit.  Mr. Hoon joins the NovaBay team with three decades of experience in the medical products industry to oversee NovaBay’s commercial launch of NeutroPhase

In August 2011, we reported positive results in a sinus infection study in sheep.  The study, titled “Efficacy of NVC-422 Against Staphylococcus aureus Biofilms in a Sheep Model of Sinusitis,” was conducted by Professor P.J. Wormald and his research team from the University of Adelaide in Australia in collaboration with researchers at NovaBay.  It was presented at the 2011 meeting of the American Rhinologic Society in San Francisco on September 10.

In August 2011, we announced that we had been highlighted in Cataract & Refractive Surgery Today.  The article, titled "Aganocide Compounds Show Activity Against Ophthalmic Agents," outlines NovaBay's development of Aganocide compounds for use as anti-infective agents to treat ophthalmic infections.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to  Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this report,  and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  We have not materially changed these policies, with the exception noted below, from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Common Stock Warrant Liabilities

For warrants where there is a deemed possibility that the Company may have to settle the warrants in cash, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.  The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity.   These values are subject to a significant degree of judgment on the part of the Company.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010

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

Total license and collaboration revenue was $2.8 million for the three months ended September 30, 2011, compared to $2.1 million for the three months ended September 30, 2010, and was $9.8 million for the nine months ended September 30, 2011, compared to $6.7 million for the nine months ended September 30, 2010.   The majority of this increase in the three month period resulted from an increase in the reimbursements from Galderma.  The increase over the nine month time frame resulted from a $2.0 million termination payment from Alcon, the receipt of the $500,000 milestone from Galderma in the first quarter of 2011, the increase in reimbursements from Galderma and the funding of personnel costs by Galderma in 2011.  These increases were partially offset by reduced reimbursements from Alcon, due to the termination of the collaboration agreement in the second quarter of 2011, and the full amortization of the upfront payments received from both Alcon and Galderma in 2010.

To the extent we earn milestone payments in the future under our collaboration with Galderma, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from this collaboration.

Research and Development

Total research and development expenses decreased by 10% to $2.0 million for the three months ended September 30, 2011 from $2.2 million for the three months ended September 30, 2010.  Total research and development expenses increased by 17% to $7.7 million for the nine months ended September 30, 2011 from $6.6 million for the nine months ended September 30, 2010. The decrease over the three month time frame relates to the termination of the research activities related to Alcon in 2011.  The increase over the nine month period was due to increased research and development and clinical costs in connection with our urology and dermatology programs, specifically the completion of several studies related to the Impetigo program in the second quarter of 2011.

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

General and Administrative

General and administrative expenses decreased by 27% to $1.1 million for the three months ended September 30, 2011 from $1.5 for the three months ended September 30, 2010.  General and administrative expenses decreased by 14% to $3.9 million for the nine months ended September 30, 2011 from $4.6 million for the nine months ended September 30, 2010.  These decreases were due to personnel reductions during 2011 and increased cost cutting efforts.  We expect general and administrative expenses to remain relatively flat or decrease slightly for the remainder of 2011.

Non-Cash Gain on Decrease in Fair Value of Warrants

The non-cash gain on decrease in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market condition and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an income of $6,000 for the three months ended September 30, 2011 compared to $4,000 for the three months ended September 30, 2010.  Other income (expense), net was an expense of $36,000 for the nine months ended September 30, 2011 compared to $13,000 for the nine months ended September 30, 2010.  The nine changes were primarily attributable to reduced income on our investments in 2011.   The three month increase is was due to the increased investment balance as a result of our 2011 registered direct offering.

We expect that other income (expense), net will increase based on an increase in our cash balances resulting from the receipt of the $4.7 million of net proceeds received in our July 2011 registered direct offering of common stock and warrants.

Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents, and short-term investments of $14.6 million compared to $12.8 million at December 31, 2010.

We have incurred cumulative net losses of $29.7 million since inception through September 30, 2011.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and through revenues from our collaboration partners.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.7 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.   Additionally, cash received from our collaboration partners have totaled $50.2 million.

Under the terms of the August 2006 collaboration and license agreement with Alcon we received an up-front technology access fee of $10.0 million upon the effective date of the agreement. Under the terms of the agreement we also received semi-annual payments from Alcon to support on-going research and development activities.  In June 2011 our collaboration agreement with Alcon was terminated, and in connection with the termination we received a termination fee of $2.0 million and approximately $1.0 million of the research funding reimbursement for 2011.

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

We expect the total cash, cash equivalents, and short-term investments, funds from our July 2011 offering of common stock and a warrant, along with committed funding under our license agreement from Galderma, will be sufficient to fund cash requirements for at least the next twelve months.  However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the extent to which we receive milestone payments or other funding from Galderma, if any;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Cash Used in Operating Activities

For the nine months ended September 30, 2011 cash used in operating activities of $2.6 million was primarily attributable to our research and development and general administrative expenses of operating the company.

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

Cash Provided by (Used) in Investing Activities

For the nine months ended September 30, 2011, cash used in investing activities of $1.1 million was attributable to purchases of property and equipment of $117,000 and purchases of short-term investments (net of maturities or sales) of $1.0 million.

For the nine months ended September 30, 2010, cash used in investing activities of $1.3 was attributable to purchases of short-term investments (net of maturities or sales) of $1.1 million and purchases of property and equipment of $170,000.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $4.6 million for the nine months ended September 30, 2011 was primarily attributable our July 2011 registered direct financing.

Net cash used in financing activities of $246,000 for the nine months ended September 30, 2010 was primarily attributable to the payments on the equipment loan, offset in part by proceeds from the exercise of stock options.

Net Operating Losses and Tax Credit Carryforwards

As of September 30, 2011 we had net operating loss carryforwards for federal and state income tax purposes of $24.2 million and 25.3 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2030.

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

Contractual Obligations

Our commitments at September 30, 2011 consist of an operating lease.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2015 and the total commitment as of September 30, 2011 is $4.0 million due over the lease term, compared to $4.7 million as of December 31, 2010.  We also had an equipment loan at December 31, 2010, but this loan was fully repaid during the nine months ended September 30, 2011; the total payments due under the loan facility was $0 at September 30, 2011, compared to $106,000 as of December 31, 2010.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2011 and December 31, 2010, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future capital requirements will depend on many factors, including:

●	the extent to which we receive milestone payments or other funding from Galderma, if any;
●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

*We are an early stage company with a history of losses. Although we were profitable in 2009, we reported a net loss in 2010 and for the first nine months of 2011, we do not have any commercial products, and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses each year since our inception through September 30, 2011, with the exception of 2009.  For the years ended December 31, 2010 and 2008 we had net losses of approximately $4.3 million and $8.1 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  Through September 30, 2011, we had an accumulated deficit of approximately $29.7 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage. We have incurred substantial research and development expenses, which were approximately $8.6 million, $7.3 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $1.4 million in the nine months ended September 30, 2011.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses will increase substantially in the foreseeable future as we:

●	conduct pre-clinical studies and clinical trials for our product candidates in different indications;
●	develop, formulate, manufacture and commercialize our product candidates either independently or with partners;
●	pursue, acquire or in-license additional compounds, products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property; and
●	hire additional qualified personnel.

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

Before we can develop and commercialize any new products, we will need to expend significant resources to:

●	undertake and complete clinical trials to demonstrate the efficacy and safety of our product candidates;
●	maintain and expand our intellectual property rights;
●	obtain marketing and other approvals from the FDA and other regulatory agencies; and
●	select collaborative partners with suitable manufacturing and commercial capabilities.

The process of developing new products takes several years. Our product development efforts may fail for many reasons, including:

●	the failure of our product candidates to demonstrate safety and efficacy;
●	the high cost of clinical trials and our lack of financial and other resources; and
●	our inability to partner with firms with sufficient resources to assist us in conducting clinical trials.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangement we currently have with Galderma. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

●	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;
●	our shortage of capital resources may impact a willingness on the part of potential companies to collaborate with us;
●	our contracts for collaborative arrangements may be terminable for convenience on written notice and may otherwise expire or terminate, and we may not have alternative funding available;
●	our partners may choose to pursue alternative technologies, including those of our competitors;
●	we may have disputes with a partner that could lead to litigation or arbitration;
●	we do not have day-to-day control over the activities of our partners and have limited control over their decisions;
●
our ability to receive milestones and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates;

●
we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

●	our partners may not devote sufficient capital or resources towards our product candidates; and
●	our partners may not comply with applicable government regulatory requirements.

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

In addition, the completion of clinical trials can be delayed by numerous factors, including:

●	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;
●	slower than expected rates of patient recruitment and enrollment;
●	increases in time required to complete monitoring of patients during or after participation in a trial; and
●	unexpected need for additional patient-related data.

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

Even if the FDA approves product candidates that we develop, physicians and patients may not accept and use them. Acceptance and use of our products may depend on a number of factors including:

●	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;
●	published studies demonstrating the cost-effectiveness of our products relative to competing products;
●	availability of reimbursement for our products from government or healthcare payers; and
●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We will compete for market share against fully integrated pharmaceutical and medical device companies or other companies that develop products independently or collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, have substantially greater capital resources, larger research and development staffs and facilities, and greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs and devices;
●	conducting preclinical testing and human clinical trials;
●	obtaining FDA and other regulatory approvals of product candidates;
●	formulating and manufacturing products; and
●	launching, marketing, distributing and selling products.

Our competitors may:

●	develop and patent processes or products earlier than we will;
●	develop and commercialize products that are less expensive or more efficient than any products that we may develop;
●	obtain regulatory approvals for competing products more rapidly than we will; and
●	improve upon existing technological approaches or develop new or different approaches that render any technology or products we develop obsolete or uncompetitive.

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

The stock prices of many companies in the pharmaceutical and biotechnology industry have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

●	the results of preclinical or clinical trials relating to our product candidates;
●	the announcement of new products by us or our competitors;
●	announcement of partnering arrangements by us or our competitors;
●	quarterly variations in our or our competitors’ results of operations;
●	announcements by us related to litigation;
●	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;
●	developments in our industry; and
●
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

As of September 30, 2011, our officers and directors collectively controlled approximately 4,133,261 shares of our outstanding common stock (and approximately 5,852,495 shares of our common stock when including options held by them which were exercisable as of September 30, 2011). Furthermore, as of September 30, 2011, our largest stockholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,142,752 shares or 11.17 % of our outstanding common stock (and approximately 3,387,252 shares of our common stock when including options held by Dr. Najafi which were exercisable as of September 30, 2011). As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Anti-takeover provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

●	a classified board so that only one of the three classes of directors on our Board of Directors is elected each year;
●	elimination of cumulative voting in the election of directors;
●	procedures for advance notification of stockholder nominations and proposals;
●	the ability of our Board of Directors to amend our bylaws without stockholder approval; and
●
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

Date: November 7, 2011	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: November 7, 2011	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1
Change in Compensation of Chief Executive Officer  (Incorporated by reference to the description in Item 5.02 of the Company’s current report on Form 8-K, as filed with the SEC on October 4, 2011 (SEC File No. 001-33678).)

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