Form 10-K
period 2011-12-31
NovaBay Pharmaceuticals, Inc.
filed 2012-03-27
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Amex, was approximately $20,734,207.  Excludes an aggregate of 4,105,983 shares of common stock held by officers and directors as of June 30, 2011.  Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 16, 2012, there were 28,916,562 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

NOVABAY PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, NovaBay Pharma®, AgaNase®, Aganocide®, NeutroPhase®, AgaDerm®, and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc.  All other trademarks and trade names are the property of their respective owners.

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

PART I

ITEM 1.          BUSINESS

Overview

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products.

We were incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc., and subsequently changed our name to NovaBay Pharmaceuticals, Inc.  In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.

Aganocide® Compounds

NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  Current product offerings give rise to resistance and not effective against methicillin-resistant S. aureus, or MRSA.  A Phase 2b clinical study is planned for 2012.

•
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to launch a global Phase 2b clinical study in this indication in the second quarter of 2012.

•
Urology – NovaBay’s irrigation solution containing NVC-422 is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce top-line results from Part B of this study in the second quarter of 2012.

NeutroPhase®

NovaBay is also developing another class of molecule, NeutroPhase®, which is an FDA 510(k)-cleared product for advanced wound care.  With a distinct mechanism of action from Aganocides, we believe that NeutroPhase is the only patented pure hypochlorous acid solution available and has the potential to be best suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2012.

Our Technology and Research

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

Due to the significant problem of antibiotic resistance, the problem is monitored by global surveillance of the development of resistance to antibiotics used clinically.  In the laboratory the propensity for a given antibiotic to develop resistance may be determined by applying the antibiotic, at sub-lethal dose, to a pathogen in several passages.  All antibiotics will develop resistance at different rates, often after a few passages.  Aganocides, by virtue of their novel mechanism of action, are unlikely to develop resistance.  We have subjected our lead compound NVC-422 to such serial passage with a number of pathogens and have confirmed that no resistance develops even after many passages.  As expected, antibiotics tested in parallel all developed resistance.

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

Our Target Indications and Product Candidates

Our goal is to advance our product candidates through confirmatory Phase 2 proof of concept trials, after which we will evaluate further advancing each program on our own or entering a co-development collaboration agreement with a proven market leader.  In the event that we enter into a co-development collaboration agreement with a proven market leader, this strategy provides the benefit of their product development expertise and proven commercial capabilities.   In these collaborations, our strategy has been to defray costs while retaining participation in the long-term commercial economics of our products.  This strategy enhances our probability of success in product and commercial development.  In many instances, we believe we can build upon the safety data generated in one indication to accelerate early development of other indications.  We are also learning from our own and our partners’ experience in developing appropriate formulations and usage of our compounds.  The more development programs that are undertaken by our partners and by ourselves, the greater product development synergy we expect to achieve.

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

Ophthalmology

In May 2011, NovaBay announced encouraging results from the proof-of-concept study with NVC-422 for treating adenoviral conjunctivitis, a form of "pink eye".  While the study did not meet the primary endpoints, the study uncovered a compelling and clinically meaningful outcome, with a subset of patients with epidemic keratoconjunctivitis (EKC) infections that was later highlighted in the August 2011 edition of Cataract & Refractive Surgery Today.  In addition to demonstrating activity against multiple adenoviral serotypes, NVC-422 demonstrated clinical resolution of signs and symptoms associated with adenoviral conjunctivitis, including redness and blurred vision.  The study showed that NVC-422 was most active in patients with EKC.

In June 2011, we and Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., terminated the collaboration and license agreement that provided Alcon with the exclusive rights to develop, manufacture and commercialize products incorporating our Aganocide compounds for the treatment of eye, ear and sinus infections as well as for use in contact lens solutions.  Pursuant to the terms of the Termination Agreement, Alcon will have no further financial obligations to NovaBay as a result of the termination of the License Agreement.  All rights under the licenses that NovaBay granted to Alcon under the License Agreement were terminated and reverted back to NovaBay, including rights to NovaBay’s lead Aganocide compound, NVC-422, as well as other Aganocide compounds developed as a result of the almost five-year collaboration.  Rights returned to NovaBay include all previously licensed areas in ophthalmic, otic, and sinus applications.  As part of the Termination Agreement Alcon  paid a $2.0 million termination fee and the balance of the research funding for 2011.

Dr. David Stroman, who led the development of NVC-422 for use in ophthalmology at Alcon, has joined NovaBay as our Senior Vice President of Ophthalmic Drug Development.  Under Dr. Stroman's leadership, NovaBay has formed an Ophthalmology Advisory Board (OAB) to provide advice on the development of NVC-422 to treat ocular infections, specifically viral conjunctivitis.

Based on the findings in our Phase 2a study announced in May 2011, NovaBay has chosen to continue an expanded global clinical trial under Dr. Stroman’s leadership and enrollment is expected to commence in the second quarter of 2012.

NovaBay has selected top-tier contract research organizations (CROs) to manage the trial as it begins enrolling patients in the second quarter of 2012.  The CROs selected are: Quintiles Research Ltd. (India), Chiltern International (Brazil) and Symbio, LLC (United States).

Globally, adenoviral conjunctivitis remains a significant unmet medical need across all ocular infections, and NovaBay believes NVC-422 could represent a significant advancement in the treatment of this condition, particularly in treating sight-threatening EKC.

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

Galderma Collaboration

On March 25, 2009, we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care.  We amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, NovaBay and Galderma S.A., agreed to expand their partnership to focus on the development of NovaBay’s Aganocide compound NVC-422 for the topical treatment of impetigo.  This expansion is intended to provide NovaBay with the additional funding and resources required for the clinical development of its NVC-422 topical gel formulation for impetigo and other topical infections.  Moving NVC-422 gel into Phase 2b clinical development in 2012 is the current top priority, with the potential to move into Phase 3 development in 2013.

This agreement is exclusive and worldwide in scope, with the exception of Asian markets and North America, as described in the next paragraph.

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  Under the original agreement, we were supporting the ongoing development program for impetigo; however under the second amendment, entered into on December 2, 2010, Galderma has exercised its option and increased its support to cover the cost of development for this indication.  Upon the achievement of a specified milestone, Galderma will reimburse NovaBay for specified, previously incurred expenses related to the development of the impetigo program.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

From the inception of the agreement to December 31, 2011, we have received $16.8 million from Galderma including a technology access fee, continuation fee, milestone payments and research and development funding.   NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Impetigo

Impetigo is a highly contagious superficial bacterial infection of the skin that affects mostly children.  Most cases are caused by Staphylococcus aureus, Streptococcus pyogenes, or a mixture of both organisms.  Methicillin-resistant S. aureus (MRSA) is being observed with increasing frequency in this population.  Impetigo is currently being treated with antibiotic ointments, to which bacteria may develop resistance.

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

Urology

It is estimated that there are greater than 300,000 chronically catheterized patients in the U.S. alone.  NVC-422 catheter irrigation solution may provide significant clinical benefit by reducing the risk of complications associated with UCBE, thereby greatly enhancing the quality of life for patients and their caregivers.  In 2011, NovaBay won the First Place Award for Outstanding Scientific Presentation at the Simon Foundation for Continence Conference.  The criteria for this distinction included the significance of the research and its contributions to the theme of the conference: "Innovating for Continence: The Engineering Challenge."
Previously, NovaBay announced positive results from a Phase 2a clinical study of its irrigation solution containing NVC-422, the company's lead Aganocide compound.  NVC-422 demonstrated activity against uropathogens that form biofilm on urinary catheter surfaces and can cause UCBE due to formation of bladder stones and crystals that block the catheter.  These results were supported recently by interim data from a Phase 2 clinical study, which demonstrated preliminary proof of concept for NVC-422 catheter irrigation solution in preventing UCBE and maintaining catheter patency.

Part 2 of the Phase 2 study is currently underway and is expected to be completed, with top-line results expected in the second quarter of 2012.  Part 2 uses a more potent formulation, which could reduce the number of required catheter irrigations from the current standard of care of 14 to 21 per week to only 3 treatments per week or less.

NovaBay is evaluating the potential of building a commercial team in the U.S. to market this product along with other complementary products for the urology and neurology markets.   NovaBay believes that the potential market for the treatment of spinal cord injury patents with bacterial colonization of the catheter and bladder, specifically Proteus mirabilis infections, may be approximately $180 million annually.

Advanced Wound Care

NovaBay is preparing to market its FDA-cleared NeutroPhase wound cleanser for the chronic non-healing wound market, which represents a promising worldwide commercial opportunity.  Potential applications for NeutroPhase that are covered by its two FDA 510(k) clearances include diabetic ulcers, venous stasis ulcers and pressure ulcer stages I-IV.  NovaBay's marketing strategy for NeutroPhase is to collaborate with wound care companies with optimal infrastructure to maximize its commercial potential in each territory around the world.

In September 2011, NovaBay announced the appointment of Russell Hoon as Vice President of its Advanced Wound Care Business Unit.  With more than three decades of experience in medical product development and commercialization, Mr. Hoon's expertise will be instrumental for the success of NeutroPhase.

In January 2012, NovaBay announced it had entered into a distribution agreement with Pioneer Pharma Co. Ltd., worth up to $1.3 million in pre-commercialization milestones related to the launch of NeutroPhase in mainland China, excluding Hong Kong, Macau and Taiwan.  The agreement is for a term of five years and thereafter may be renewed for additional five years.  Pioneer Pharma has access to 7,500 hospitals and 40,000 pharmacies with over 1,000 sales representatives.  NovaBay anticipates establishing additional partnerships in other territories in the near future.

The cost of treating chronic wounds is estimated at $5 billion to $7 billion in the U.S., and the occurrence of these wounds is increasing at a rate of 10% per year. NovaBay is currently seeking commercial partners for NeutroPhase to cover the North and South American, European, African, Middle Eastern, S. E. Asian, Australia /New Zealand and Japanese markets.

Research and Development

As of December 31, 2011, we had 17 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and contract research services provided to our research, development and clinical groups. We expense our research and development costs as they are incurred. Research and development expenses for 2011, 2010 and 2009 were $9.9 million, $8.6 million, and $7.3 million, respectively. All of our research and development employees are engaged in drug research and development activities, including those related to the Galderma agreement as described above. We expect to incur significant research and development expenses for the foreseeable future.

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

We are the assignee of record of five issued patents in the U.S. and fifteen issued patents in foreign countries.   In addition to our issued patents, we own or co-own 24 patent applications in various stages of prosecution in the U.S. and over 60 applications pending in foreign countries and regions including Brazil, Canada, China, Europe, India, South Korea and Japan.  Additional applications will enter the foreign national phase once they pass through the international phase of the Patent Cooperation Treaty.

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

U.S. Patent No. 6,424,066 provides coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of hypochlorous acid.  This patent was issued on July 30, 2002 and will expire in 2020 with payment of maintenance fees.  Corresponding patents have been issued in Australia, China, India, Israel, Hong Kong, Mexico and South Korea.  U.S. Patent No. 7,393,522 provides coverage for a method of disinfecting open wounds and burns, promoting wound healing or providing ocular disinfection using a specific range of formulations of hypochlorous acid.  This patent was issued on July 1, 2008 and will expire in 2020 with payment of maintenance fees.

U.S. Patent No. 7,462,361 provides composition-of-matter coverage of our lead development candidate, NVC-422, and other Aganocide compounds.  This patent was issued on December 9, 2008 and will expire in 2026 with payment of maintenance fees.  U.S. Patent No. 7,893,109 is a continuation application of U.S. Patent No. 7,462,361 and provides composition-of-matter coverage of additional N,N-dichloroamine compounds related to NVC-422.  This patent was issued on February 22, 2011 and will expire in 2024.  Corresponding patents were issued in New Zealand, China, Hong Kong, India, Korea and Mexico. Corresponding applications are pending in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, South Korea, New Zealand, Singapore, and Taiwan.

U.S. Patent No. 7,846,971 provides composition-of-matter coverage of additional Aganocide compounds.  This patent was issued on December 7, 2010 and will expire in 2028 with the payment of maintenance fees.  Corresponding patents have been issued in Singapore, and corresponding applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Taiwan and South Africa.

NovaBay®, NovaBay Pharma®, AgaNase®, Aganocide®, and NeutroPhase® are registered U.S. trademarks of NovaBay Pharmaceuticals, Inc.  In addition to the U.S. registrations, NovaBay is registered in the European Community, Israel, Mexico, Australia and Brazil while applications are pending in Canada and India; AgaNase is registered in the European Community, Australia, Israel, Japan, Mexico, China, South Korea, and Taiwan and applications are pending in Brazil, Canada, China and India; NeutroPhase is registered in Australia, the European Community, Ireland and the United Kingdom and applications are pending in Canada and India; and Aganocide is registered in the European Community and Japan.  Applications for registration of the trademarks AgaDerm™ and Going Beyond Antibiotics™ are pending in the U.S. and Canada.

Competition

The market for topical, non-systemic anti-infective drugs is highly competitive. If developed, and commercialized, our Aganocide products would compete against a wide variety of existing products, products and technologies that are currently in development, and products and technologies that could be developed and reach the market before or after our products.  In particular, we would be competing against existing topical antibiotics and anti-infective products that are sold by many major pharmaceutical companies, or generic equivalents that are being distributed, typically at low prices. NeutroPhase, when launched for use in wound management, will be competing against multiple products with similar product profiles and indications for use. However, we believe there is currently no dominant product in this indication.

Our potential competitors include large and small pharmaceutical and medical device companies, such as Pfizer, Inc., Johnson & Johnson, Abbott Grp. Plc., GlaxoSmithKline Plc, Sanofi-Aventis SA, Novartis AG, Smith & Nephew Plc, C.R. Bard, Puricore and Oculus Innovative Sciences.

We believe the principal competitive advantage of our products in our target markets include their effectiveness in killing viruses, fungi and bacteria, including bacteria in biofilm, very low potential for the development of resistance,  fast  time to kill bacteria, wide safety margin , low side effect profile and cost effectiveness. We believe that our compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide and NeutroPhase compounds could be used to prevent infections or to treat infections with bacterial and viral components such as conjunctivitis.

Manufacturing and Supply

We do not currently operate manufacturing facilities for clinical or commercial production, as we rely on and leverage the manufacturing and distribution infrastructure of third parties.  We have no plans to establish our own manufacturing facilities in the future.  Third party vendors supply us with the Active Pharmaceutical Ingredient (API) of NVC-422 and the finished clinical trials materials for NeutroPhase, which are required to be manufactured in compliance with the FDA’s “Current Good Manufacturing Practice”, or CGMP, regulations.  NeutroPhase is a medical device and is manufactured for us by third parties that are required to comply with FDA’s Quality Systems Regulations (QSR).We also intend to work with third parties for future clinical trial materials and commercial supplies of NVC-422 and our other Aganocide compounds.

The Galderma agreement provides for the manufacture by Galderma of finished dosage forms of products incorporating Aganocide compounds for sale under our label in those markets where we have retained marketing rights.

Sales and Marketing

Our lead Aganocide product candidate, NVC-422, as well as many of the product candidates we expect to develop in the future, are primarily intended to address a variety of different non-systemic, anti-infective market segments, some of which are large, primary care markets. We do not currently have, nor do we intend in the near term to create, a commercialization organization capable of marketing, selling and distributing our targeted product candidates to large, primary care markets. This applies to markets in both the U.S. and elsewhere.  Rather, we intend to establish commercialization partnerships with pharmaceutical, biotechnology or other leading organizations with the experience and resources to bring our products to market.  In some cases, we may enter into agreements with these organizations during the development stage of a product candidate to further benefit from their clinical development, regulatory, market research, pre-marketing and other expertise, as is the case with Galderma.  In other cases, we may enter into a distribution agreement, as we have done with Pioneer Pharma.   As appropriate, we may establish a specialty sales force with expertise in marketing and selling any future approved products to specialty physicians for specific target indications.  We may also establish other complementary capabilities related to marketing and selling targeted medicines, particularly where those capabilities may not currently exist at other organizations.  In 2011, 2010 and 2009, substantially all of our revenues have been generated from Galderma and Alcon.  Following the termination of the agreement with Alcon (located in Switzerland), we rely on Galderma for a significant portion of our revenues for the foreseeable future; Galderma is located in France.  Substantially all of our long-lived assets are located in the U.S.  Galderma accounted for 54%, 22% and 42% of our revenues, and Alcon accounted for 46%, 78% and 58% of our revenues, in 2011, 2010 and 2009, respectively.  Additional information on our revenues, profit and loss and total assets is set forth in our financial statements included in Item 8 of this Annual Report on form 10-K.

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

International Regulation

In addition to being subject to the laws and regulations in the U.S., we will be subject to a variety of laws and regulations in those other countries in which we seek to study and commercialize products. European and Canadian regulatory requirements and approval processes are similar in principle to those in the U.S.  Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of the European Union, European countries, Canada and other countries before we can commence clinical trials or marketing of the product in those respective countries. The approval process may be longer or shorter than that required for FDA approval.  The requirements governing pricing, reimbursement, clinical trials, and to a lesser extent, product licensing vary from country to country.

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

Employees

As of December 31, 2011, we had 27 full-time employees, including 9 with doctoral degrees. Of our full time workforce, 17 employees were engaged in research and development, and 10 in finance, legal and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

General worldwide economic conditions have continued to be depressed due to the effects of the subprime lending crisis, general credit market crisis, the Greek debt crises and the effects that it has had on the Eurozone, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although the impact of the downturn on our business is uncertain at this time, downturn may adversely affect our business and operations in a number of ways, including making it more difficult for us to raise capital as well as making it more difficult to enter into collaboration agreements with other parties. Like many other stocks, our stock price has been subject to fluctuations in recent months. Our stock price could decrease due to concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn.

 We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.

While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of any of our Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

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

We are an early stage company with a history of losses and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses each year since our inception through December 31, 2011, with the exception of 2009.  For the years ended December 31, 2011 and 2010 we had net losses of approximately $5.1 million and $4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  Through December 31, 2011, we had an accumulated deficit of approximately $33.3 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $9.9 million, $8.6 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current drug product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug product candidates, either independently or with partners, we will not be able to generate such revenues or achieve or maintain profitability in the future. Our failure to achieve and subsequently maintain profitability could have a material adverse impact on the market price of our common stock.

We have limited data on the use of our products in humans and will need to perform costly and time consuming clinical trials in order to bring our products to market.

Much of the data that we have on our products is from in-vitro (laboratory) studies, in-vivo animal studies,  Phase 1 human safety studies, or small-scale Phase 2a or other exploratory clinical studies. We will need to conduct additional Phase 1, 2 and 3 human clinical trials to confirm such results in larger patient populations in order to obtain approval from the FDA of our drug product candidates. Often, positive in-vitro, in-vivo animal studies, or early human clinical trials are not followed by positive results in later clinical trials, and we may not be able to demonstrate that our products are safe and effective for indicated uses in humans or that they are active against antibiotic resistant microbes, do not allow pathogens to develop resistance or are active against bacteria in biofilm. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials.

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

Our current research collaboration with Galderma may fail, resulting in a decrease in funding and inhibition of our ability to continue developing products.

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

Our research collaboration with Alcon has ended, which will result in a decrease in funding and may impede our ability to develop our Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solutions unless we are able to enter into a new collaboration with another collaboration partner.

In June 2011, we and Alcon terminated our collaboration and license agreement.  Under the terms of the collaboration and license agreement prior to termination, we received semi-annual payments to support on-going research and development activities over the term of the agreement, which payments were reduced beginning in 2011.  During 2010 we received $6.0 million in funding payments from Alcon, and in the first five months of 2011 we received $2.1 million in funding payments from Alcon.  We received a payment of approximately $3.0 million in connection with the termination, but will not receive any additional payments from Alcon.  As a result, we expect our revenues to be significantly less than we have recognized in previous years.  Further, as we continue the development of NVC-422 for application in connection with the eye, ear and sinus and for use in contact lens solutions, we have to fund such development unless we are able to enter into a new collaboration with another collaboration partner, which we may not be able to do.  If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of NVC-422 for application in connection with the eye, ear and sinus and for use in contact lens solutions, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop NVC-422 for these applications.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and if we do enter into collaborations, these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangement we currently have with Galderma. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Vice President for Ophthalmic Drug Development, Vice President for Advanced Wound Care,  Chief Alliance Officer and Vice President of Product Development, Vice President of Medical Affairs, Vice President of Business and Corporate Development and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

If we grow and fail to manage our growth effectively, we may be unable to execute our business plan.

Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to grow and manage our growth effectively will require us to implement and improve our operational, financial and management information systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management information systems could have a material adverse effect on our business, financial condition, and results of operations.

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

Several potential indications for our product candidates may be regulated under the medical device regulations of the FDA administered by the Center for Devices and Radiological Health and the same physical product may be regulated by the FDA’s Center for Drug Evaluation and Research for another indication. Alternatively the products could be classified as combination products, in which case both the device and drug centers jointly review the submission. The products may be designated by the FDA as a drug or a medical device depending upon the regulatory definition of a drug and a device, their primary mode of action and the indications for use or product claims. For example, for NVC-422, if the indication is for flushing of urinary catheters, we believe it would be classified as a medical device, whereas we believe it would be considered a drug when it is indicated for the prevention of urinary tract infection. The use of NVC-101 as a solution for cleansing and debriding, NeutroPhase, was cleared as a Class I medical device. The determination as to whether a particular indication is considered a drug or a device is also based in part upon precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development for that indication could have a significant adverse impact due to the more rigorous and lengthy approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement. In many cases, reimbursement for devices is significantly lower than for drugs and there could be a significant negative impact on our revenues.

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

We currently have no internal sales, marketing or distribution capabilities. In order to commercialize any product candidates approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us, such as Pioneer Pharma Co. Ltd. If we decide to commercialize any products we develop, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

As of December 31, 2011, our officers and directors collectively controlled approximately 4,176,761 shares of our outstanding common stock (and approximately 6,028,226 shares of our common stock when including options held by them which were exercisable as of or within 60 days from December 31, 2011). Furthermore, as of December 31, 2011, our largest stockholder, a family trust established and controlled by Dr. Ramin Najafi, our Chairman and Chief Executive Officer, beneficially owned 3,132,752 shares or 12.4 % of our outstanding common stock (and approximately 3,590,638 shares of our common stock when including options held by Dr. Najafi which were exercisable as of or within 60 days from December 31, 2011). As a result, Dr. Najafi can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Amex, formerly American Stock Exchange, under the symbol “NBY.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Amex:

	High	Low	High	Low
First Quarter	2.36	1.67	2.71	1.91
Second Quarter	2.35	1.04	2.55	2.06
Third Quarter	1.09	0.67	2.29	1.65
Fourth Quarter	1.38	0.84	2.05	1.64

Holders

As of March 16, 2012, there were approximately 253 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Performance Graph(1)

The following graph compares our total stockholder returns for the past 50 months to two indices: the Amex Composite Index and the RDG MicroCap Biotechnology Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.

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

	10/26/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

NovaBay Pharmaceuticals, Inc.	100.00	103.84	28.18	56.91	45.86	37.02
NYSE Amex Composite	100.00	102.54	61.94	83.89	106.60	107.99
RDG MicroCap Biotechnology	100.00	85.23	39.58	48.38	44.20	23.54

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
License and collaboration revenue	$10,993	$9,754	$15,684	$6,722	$5,913
Other revenues	26	—	—	—	—
Total revenue	11,019	9,754	15,684	6,722	5,913
Operating expenses:
Research and development	9,911	8,616	7,337	9,595	7,421
General and administrative	5,429	5,654	5,607	5,636	4,368
Total operating expenses	15,340	14,270	12,944	15,231	11,789
Operating income (loss)	(4,321)	(4,516)	2,740	(8,509)	(5,876)
Non-cash loss on change in fair value of warrants	(732)	—	—	—	—
Other income (expense), net	(30)	258	(36)	397	488
Income (loss) before income taxes	(5,083)	(4,258)	2,704	(8,112)	(5,388)
Provision for income taxes	(2)	(50)	(7)	(2)	(12)
Net income (loss)	$(5,085)	$(4,308)	$2,697	$(8,114)	$(5,400)
Net income (loss) per share:
Basic	$(0.20)	$(0.18)	$0.12	$(0.38)	$(0.60)
Diluted	$(0.20)	$(0.18)	$0.12	$(0.38)	$(0.60)
Shares used in computing net income (loss) per share:
Basic	25,782	23,326	22,404	21,312	8,974
Diluted	25,782	23,326	23,115	21,312	8,974

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,138	$12,806	$11,292	$12,099	$22,353
Working capital	11,720	11,031	11,568	8,033	18,194
Total assets	15,963	15,516	17,523	13,969	23,922
Capital lease obligation—current and non-current	—	—	7	49	86
Equipment loan—current and non-current	—	106	470	836	716
Deferred revenue—current and non-current	2,250	3,689	2,167	4,167	7,517
Common stock and additional paid-in capital	42,672	38,703	37,236	33,933	32,797
Total stockholders’ equity	9,344	10,490	13,345	7,345	14,320

7

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

Overview

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products.

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  Current product offerings give rise to resistance and not effective against methicillin-resistant S. aureus, or MRSA.  A Phase 2b clinical study is planned for 2012.

•
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to launch a global Phase 2b clinical study in this indication in the second quarter of 2012.

•
Urology – NovaBay’s irrigation solution containing NVC-422 is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce top-line results from Part B of this study in the second quarter of 2012.

NeutroPhase®
NovaBay is also developing another class of molecule, NeutroPhase®, which is an FDA 510(k)-cleared product for advanced wound care.  With a distinct mechanism of action from Aganocides, we believe that NeutroPhase is the only patented pure hypochlorous acid solution available and has the potential to be best suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2012.

In March 2009, we announced that we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions.  We amended this agreement in December 2009 and 2010.  Galderma will be responsible for the development costs of the acne and impetigo product candidates except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  From the inception of the agreement to December 31, 2011, we have received $16.8 million from Galderma including a technology access fee, milestone payments and R&D funding.   NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low to mid-single digits.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and, prior to termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011, Alcon.  As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of December 31, 2011, we had an accumulated deficit of $33.3 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2011 and 2012

In January 2012 we announced that we had entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, we received an upfront payment of over $300,000, with the potential for additional payments totaling approximately $1 million that may be triggered by certain pre commercial launch regulatory milestones.

In November 2011 we announced that we had established primary proof of concept for NVC-422  in our Phase 2 UCBE Clinical Program.  Part A of the study has been completed, having met its scientific and clinical goals of establishing primary proof of concept. Part B of the study is currently underway using an advanced formulation of NVC-422 to treat patients under the same study protocol.

In October 2011, we presented NeutroPhase at the Symposium on Advanced Wound Care (SAWC).  NeutroPhase is a FDA 510(k) cleared advanced wound care product addressing the unmet medical needs of the six-million-patient USA chronic wound care market.

In  October 2011, we named David W. Stroman, Ph.D. as head of ophthalmic drug development.  Mr. Stroman is a former Alcon executive with significant experience in ophthalmic drug development and will oversee NovaBay’s program for viral conjunctivitis (pink eye).

In September 2011, we named Russell A. Hoon as Vice President of our advanced wound care business unit.  Mr. Hoon joins the NovaBay team with three decades of experience in the medical products industry to oversee NovaBay’s commercial launch of NeutroPhase.

In August 2011, we reported positive results in a sinus infection study in sheep.  The study, titled “Efficacy of NVC-422 Against Staphylococcus aureus Biofilms in a Sheep Model of Sinusitis,” was conducted by Professor P.J. Wormald and his research team from the University of Adelaide in Australia in collaboration with researchers at NovaBay.  It was presented at the 2011 meeting of the American Rhinologic Society in San Francisco, California on September 10.

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

In June 2011, we announced that we had regained the worldwide rights to our Aganocide compounds from Alcon and the termination of our collaboration agreement with Alcon.  An agreement to finalize the collaboration was entered into, the terms of which included a payment of a $2.0 million termination fee, and approximately $1.0 million of the research funding reimbursement for 2011, from Alcon to NovaBay.

In May 2011, we reported the results from the Phase 2 clinical trial of NVC-422 for adenoviral conjunctivitis.  The predetermined primary endpoint of sustained microbiological success of 20% greater than placebo was not met. However, encouraging and unexpected results were found in the 38% of patients infected with adenovirus serotypes commonly associated with epidemic keratoconjunctivitis (EKC).  We are continuing expanded clinical trials in this area.

In April 2011 we were awarded 1st place for outstanding scientific presentation at The Simon Foundation for Continence Conference for our poster “NVC-422 Prevents Urinary Catheter Blockage and Encrustation.”

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes, common stock warrant liabilities and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, or lack of availability of the item or service, and specificity required in production for certain compounds.  We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.  Our on-going research, clinical and development activities are often performed under agreements we enter into with external service providers.  We estimate and accrue the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements.  As actual costs are incurred we will adjust our accruals.  Historically, our accruals have been consistent with management’s estimates, and no material adjustments to research and development expenses have been recognized.  Subsequent changes in estimates may result in a material change in our expenses, which could also materially affect our results of operations.

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

Common Stock Warrant Liabilities

For warrants where there is a deemed possibility that we may have to settle the warrants in cash, we records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.  The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity.   These values are subject to a significant degree of judgment on the part of management.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  Under the amended guidance, all changes in the components of net income and the components of other comprehensive income are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The changes are effective January 1, 2012 with early adoption permitted.  This change is not expected to have an impact to our consolidated financial results as it is a change in presentation only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the current fair value measurement and disclosure guidance. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.  This change is not expected to have a material impact to our consolidated financial results.

In April 2010, the FASB issued ASU No. 2010-17 (Topic 605), Revenue Recognition—Milestone Method.  This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all applicable criteria.  The amendments in this update were effective for NovaBay on a prospective basis for milestones achieved after December 31, 2010.  The implementation of this standard did not have a significant impact on our financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2011, 2010 and 2009

License and Collaboration Revenue

Total license and collaboration revenue was $11.0 million for the year ended December 31, 2011, compared to $9.8 million for the year ended December 31, 2010, and $15.7 million for the year ended December 31, 2009.

 Under the terms of the agreement entered into with Galderma in March 2009, Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We received an upfront technology access fee from Galderma of $1.0 million in 2009, which was amortized on a straight-line basis into revenue over the initial 20 month period of the contract.  In December 2010 we received a $3.25 million continuation fee and $500,000 license fee which are being amortized on a straight-line basis into revenue over the additional three year funding term pursuant to the December 2010 amendment to the contract.  In 2011, we recognized $1.3 million of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $1.6 million in ongoing research and development fees and $2.6 million in materials, equipment and contract study costs and $500,000 in milestone payments under the agreement.  In 2010, we recognized $786,000 of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $850,000 in ongoing research and development fees and $470,000 in materials, equipment and contract study costs under the agreement.  In 2009, we recognized $500,000 of the upfront technology access fee under the agreement and also recognized $1.2 million in ongoing research and development fees and $1.1 million in materials, equipment and contract study costs, and $3.75 million in milestone payments from Galderma earned in December 2009.

In August 2006, we entered into a collaboration and license agreement with Alcon, which was terminated in 2011.   The upfront technology access fee of $10.0 million from Alcon was amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010.  In 2011 we recognized a $2.0 million termination payment in addition to $2.8 million in ongoing research and development fees and $246,000 in reimbursements for materials, equipment and contract study costs under the agreement.  In 2010, we recognized $1.7 million of the upfront technology access fee and we also recognized $5.4 million in ongoing research and development fees and $562,000 in reimbursements for materials, equipment and contract study costs under the agreement.  During 2009, we recognized $2.5 million of the upfront technology access fee and we recognized $4.3 million in ongoing research and development fees and $1.3 million in reimbursements for materials, equipment and contract study costs, in addition to a $1.0 million milestone payment under the agreement.  As a result of the termination of the Alcon agreement, no further revenues will be recognized under this agreement.

We did not recognize any other significant revenues in 2011, 2010 and 2009.

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

Historically, as we were developing our focus, we did not track our research and development costs by market or indication.  Our research and development efforts crossed multiple programs and our programs were not clearly defined, making the tracking of program costs impractical.  In 2011 we set up processes to allow us to track our costs based on these four specific healthcare markets and we plan to begin providing investors with detailed financial information pertaining to our efforts in each of these markets in 2012.

Total research and development expenses increased by 15% to $9.9 million for the year ended December 31, 2011 from $8.6 million for the year ended December 31, 2010. This increase was primarily due to increases in our clinical costs as we conducted clinical trials in 2011.

Total research and development expenses increased by 17% to $8.6 million for the year ended December 31, 2010 from $7.3 million for the year ended December 31, 2009.  This increase was primarily due to our gradually increasing clinical costs related to our ongoing trials year over year.

We expect to incur increasing research and development expenses in 2012 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with our partners.  In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses related to four healthcare markets in which we are pursuing opportunities: ophthalmology, dermatology, urology and advanced wound care.

General and Administrative

General and administrative expenses were $5.4 million in 2011 compared to $5.7 million in 2010 and $5.6 million in 2009.  This decrease reflects a reduction in general and administrative staff and a concerted effort to reduce administrative expenses to allow additional funding of our clinical trials.  We expect general and administrative expenses to remain relatively flat in 2012.

Non-Cash Loss on Increase in Fair Value of Warrants

The non-cash loss on the change in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market conditions and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an expense of $30,000 for the year ended December 31, 2011, income of $258,000 for the year ended December 31, 2010 and an expense of $36,000 for the year ended December 31, 2009.  The income in 2010 was primarily due to the receipt of $244,000 related to the Qualified Therapeutic Discovery Project grant from the IRS and a decrease of $46,000 in interest expense in 2010 as we paid down our capital lease and debt balances.

We expect that other income (expense), net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $33.3 million since inception through December 31, 2011.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and funds received under our collaboration agreements.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.   Additionally, cash received from our collaboration partners have totaled $52.8 million.  Under the terms of our collaboration and license agreement with Galderma, Galderma will pay to NovaBay reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We believe the capital generated through these sources is sufficient to fund our planned operations into 2013. Our capital requirements going forward will depend on numerous factors including:

•	the number and characteristics of product development programs we pursue and the pace of each program;
•	the scope, rate of progress, results and costs of clinical trials;
•	the time, cost and outcome involved in seeking regulatory approvals;
•	our ability to establish and maintain strategic collaborations or partnerships for clinical trials, manufacturing and marketing of our product candidates; and
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and

Cash and Cash Equivalents

As of December 31, 2011, we had cash, cash equivalents, and short-term investments of $14.1 million compared to $12.8 million and $11.3 million at December 31, 2010 and 2009, respectively.

Cash Used in Operating Activities

For the year ended December 31, 2011 cash used in operating activities was $3.1 million compared to cash provided by operating activities of $2.0 million for the year ended December 31, 2010.  The increase in 2011 of cash used in operating activities is primarily due to increased clinical activity and a decrease in deferred revenues and the collection, in 2010, of a $3.8 million receivable that was outstanding in 2009.

For the year ended December 31, 2010 cash generated by operating activities was $2.0 million compared to cash used in operating activities of $1.6 million for the year ended December 31, 2009. This increase in cash was primarily attributable to the collection in 2010, of $3.8 million on a receivable that was outstanding in 2009 and a net increase of $1.5 million in deferred revenues as of December 31, 2010 resulting from the receipt of upfront fees and a continuation fee from an amendment to the original collaboration and license agreement with Galderma.

Cash Used in Investing Activities

For the year ended December 31, 2011, cash used in investing activities of $4.7 million was attributable to purchases of short-term investments offset, in part, by sales and maturities resulting in $4.5 million used, and purchases of property and equipment of $119,000.

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

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $4.7 million for the year ended December 31, 2011 was primarily attributable to the $4.6 million provided by our July 2011 registered direct financing.

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

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2011. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
License and collaboration revenue	$1,214	$2,762	$4,527	$2,490	$3,036	$2,086	$2,548	$2,084
Other revenue	16	10	—	—	—	—	—	—
Total revenue	1,230	2,772	4,527	2,490	3,036	2,086	2,548	2,084
Operating expenses:
Research and development	2,199	2,023	2,769	2,920	2,009	2,245	2,129	2,233
General and administrative	1,499	1,097	1,318	1,515	1,087	1,487	1,611	1,469
Total operating expenses	3,698	3,120	4,087	4,435	3,096	3,732	3,740	3,702
Operating income (loss)	(2,468)	(348)	440	(1,945)	(60)	(1,646)	(1,192)	(1,618)
Non-cash gain (loss) on decrease (increase) in fair value of warrants	(1,185)	453	—	—	—	—	—	—
Other income (expense), net	6	6	(11)	(31)	271	4	(6)	(11)
Income (loss) before income taxes	(3,647)	111	429	(1,976)	211	(1,642)	(1,198)	(1,629)
Provision for (benefit from) income taxes	19	(5)	(4)	(12)	(50)	—	—	—
Net income (loss)	$(3,628)	$106	$425	$(1,988)	$161	$(1,642)	$(1,198)	$(1,629)
Net income (loss) per share:
Basic	$(0.13)	$0.00	$0.02	$(0.08)	$0.01	$(0.07)	$(0.05)	$(0.07)
Diluted	$(0.13)	$0.00	$0.02	$(0.08)	$0.01	$(0.07)	$(0.05)	$(0.07)
Shares used in computing net income (loss) per share:
Basic	28,214	27,902	23,480	23,428	23,352	23,335	23,315	23,300
Diluted	28,214	27,902	23,480	23,428	23,352	23,335	23,315	23,300

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2011 we had net operating loss carryforwards for federal and state income tax purposes of $26.1 million and 27.2 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2018 and 2031.  As of December 31, 2011 we also had tax credit carryforwards for federal income tax purposes of $356,000.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

Our contractual cash commitments as of December 31, 2011 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$2,555	$640	$1,336	$579	$—
	$2,555	$640	$1,336	$579	$—

Our commitments under the operating leases shown above consist of payments relating to our lease of laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2015.

We believe our cash balance at December 31, 2011 is sufficient to fund our projected operating requirements through at least the next twelve months.  However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including:

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area.  The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation.  Some of the securities in which we invest may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds.  The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments.  As of December 31, 2011 and 2010, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio.  We do not hold any instruments for trading purposes.

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

We have audited the accompanying consolidated balance sheet of NovaBay Pharmaceuticals, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from July 1, 2002 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The cumulative statements of operations, stockholders’ equity and cash flows for the period from July 1, 2002 (inception) through December 31, 2009 were audited by other auditors.  Our report, insofar as it relates to the amounts included for the period from July 1, 2002 to December 31, 2009, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaBay Pharmaceuticals, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from July 1, 2002 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/S/ OUM & Co. LLP
San Francisco, California
March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
NovaBay Pharmaceuticals Inc.
(a development stage company)

We have audited the consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009 and for the period from July 1, 2002 (date of development stage inception) to December 31 2009 of NovaBay Pharmaceuticals, Inc.  NovaBay Pharmaceuticals Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 2009 and for the period from July 1, 2002 (date of development stage inception) to December 31 2009 in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	/S/ Davidson & Company LLP Chartered Accountants

March 26, 2010

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$8,428	$11,534
Short-term investments	5,710	1,272
Accounts receivable	3	500
Prepaid expenses and other current assets	417	448
Total current assets	14,558	13,754
Property and equipment, net	1,270	1,588
Other assets	135	174
TOTAL ASSETS	$15,963	$15,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$472	$406
Accrued liabilities	1,061	726
Equipment loan	—	106
Deferred revenue	1,305	1,485
Total current liabilities	2,838	2,723
Deferred revenue - non-current	945	2,204
Deferred rent	115	99
Warrant liability	2,721	—
Total liabilities	6,619	5,026

Stockholders' Equity:

Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value; 65,000 shares authorized at December 31, 2011 and 2010; 28,587 and 23,392 shares issued and outstanding at December 31, 2011 and 2010, respectively	286	234

Additional paid-in capital	42,386	38,469
Accumulated other comprehensive loss	(44)	(14)
Accumulated deficit during development stage	(33,284)	(28,199)
Total stockholders' equity	9,344	10,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,963	$15,516

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2011	2010	2009	2011
Revenue:
License and collaboration revenue	$10,993	$9,754	$15,684	$50,599
Other revenues	26	—	—	26
Total revenue	11,019	9,754	15,684	50,625

Operating expenses:
Research and development	9,911	8,616	7,337	50,871
General and administrative	5,429	5,654	5,607	33,654
Total operating expenses	15,340	14,270	12,944	84,525
Operating income (loss)	(4,321)	(4,516)	2,740	(33,900)

Non-cash loss on increase in fair value of warrants	(732)	—	—	(732)
Other income (expense), net	(30)	258	(36)	1,421

Income (loss) before income taxes	(5,083)	(4,258)	2,704	(33,211)
Provision for income taxes	(2)	(50)	(7)	(73)
Net income (loss)	$(5,085)	$(4,308)	$2,697	$(33,284)

Net income (loss) per share:
Basic and diluted	$(0.20)	$(0.18)	$0.12
Shares used in per share calculations:
Basic	25,773	23,326	22,404
Diluted	25,773	23,326	23,115

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated Deficit During Development Stage
						Accumulated Other Comprehensive Loss		Total Stockholders' Equity
					Additional Paid-In Capital
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at July 1, 2002	—	$—	—	$—	$—	$—	$—	$—
Comprehensive loss:
Cumulative net loss for the period from July 1, 2002 through December 31, 2008	—	—	—	—	—	—	(26,588)	(26,588)
Total comprehensive loss	—	—	—	—	—	—	—	(26,588)
Issuance of preferred stock	19,227	192	3,927	39	12,489	—	—	12,720
Conversion of preferred stock to common stock in connection with IPO	(19,227)	(192)	9,614	96	96	—	—	—
Issuance of stock and warrants in connection with IPO, net of offering costs	—	—	5,000	50	17,027	—	—	17,077
Issuance of stock for preferred stock offering costs	—	—	563	6	271	—	—	277
Issuance of stock for director compensation	—	—	57	1	152	—	—	153
Issuance of stock for option exercises	—	—	596	6	301	—	—	307
Issuance of stock for services	—	—	106	1	202	—	—	203
Issuance of stock for warrant exercises	—	—	1,608	16	1,434	—	—	1,450
Sale of stock warrants	—	—	—	—	10	—	—	10
Compensation expense for warrants issued for services	—	—	—	—	67	—	—	67
Stock-based compensation expense related to employee and director stock options	—	—	—	—	1,433	—	—	1,433
Stock-based compensation expense related to non-employee stock options	—	—	—	—	235	—	—	235
Tax benefit from stock plans	—	—	—	—	1	—	—	1
Balance at December 31, 2008	—	—	21,471	215	33,718	—	(26,588)	7,345

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	21,471	215	33,718	—	(26,588)	7,345
Comprehensive loss:
Net income	—	—	—	—	2,697	2,697
Change in unrealized gains (losses) on investments	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	2,697
Issuance of common stock in connection with shelf offering, net of offering costs	1,225	12	1,932	—	—	1,944
Issuance of stock for option exercises	119	1	73	—	—	74
Compensation expense for warrants issued for services	—	—	88	—	—	88
Stock-based compensation expense related to employee and director stock and stock options	130	1	919	—	—	920
Stock-based compensation expense related to non-employee stock and stock options	309	4	269	—	—	273
Other	—	—	4	—	—	4
Balance at December 31, 2009	23,254	233	37,003	—	(23,891)	13,345
Comprehensive loss:
Net loss	—	—	—	—	(4,308)	(4,308)
Change in unrealized losses on investments	—	—	—	(14)		(14)
Total comprehensive loss						(4,322)
Costs related to shelf offering	—	—	(2)	—	—	(2)
Compensation expense for warrants issued for services	—	—	7	—	—	7
Issuance of stock for option exercises	105	1	80	—	—	81
Stock-based compensation expense related to employee and director stock options	—	—	1,129	—	—	1,129
Stock-based compensation expense related to non-employee stock and stock options	33	—	263	—	—	263
Other	—	—	(11)	—	—	(11)
Balance at December 31, 2010	23,392	234	38,469	(14)	(28,199)	10,490

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2010	23,392	234	38,469	(14)	(28,199)	10,490
Comprehensive loss:
Net loss	—	—	—	—	(5,085)	(5,085)
Change in unrealized gains (losses) on investments	—	—	—	(30)	—	(30)
Total comprehensive loss	—	—	—	—	—	(5,115)
Issuance of common stock in connection with shelf offering, net of offering costs	4,651	47	4,586	—	—	4,633
Issuance of warrants in connection with shelf offering	—	—	(1,988)	—	—	(1,988)
Issuance of stock for option exercises	319	3	100	—	—	103
Issuance of stock for services	43	—	74	—	—	74
Issuance of restricted Stock awards for employee services	182	2	(2)	—	—	—
Stock-based compensation expense related to employee and director stock options	—	—	1,110	—	—	1,110
Stock-based compensation expense related to non-employee stock options	—	—	37	—	—	37
Balance at December 31, 2011	28,587	$286	$42,386	$(44)	$(33,284)	$9,344

 NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to
	2011	2010	2009	December 31, 2011

Cash flows from operating activities:
Net income (loss)	$(5,085)	$(4,308)	$2,697	$(33,284)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	425	427	373	1,929
Accretion and amortization of short-term investments	—	10	42	(252)
Net realized loss on sales of short-term investments	25	—	—	25
Loss on disposal of property and equipment	12	—	—	133
Stock-based compensation expense for options and stock issued to employees and directors	1,110	1,129	920	4,744
Compensation expense for warrants issued for services	—	7	88	162
Stock-based compensation expense for options, warrants and stock issued to non-employees	111	263	273	999
Non-cash loss on increase in fair value of warrants	732	—	—	732
Taxes paid by LLC	—	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	497	3,250	(3,750	(3)
(Increase) decrease in prepaid expenses and other assets	125	47	(221	(375)
Increase (decrease) in accounts payable and accrued liabilities	345	(319)	(70	1,553
Increase (decrease) in deferred revenue	(1,439)	1,522	(2,000	2,249
Net cash provided by (used in) operating activities	(3,142)	2,028	(1,648	(21,387)

Cash flows from investing activities:
Purchases of property and equipment	(119)	(203)	(731	(3,213)
Proceeds from disposal of property and equipment	—	—	2	46
Purchases of short-term investments	(7,581)	(2,446)	(3,975	(108,546)
Proceeds from maturities and sales of short-term investments	3,035	1,455	3,635	102,972
Cash acquired in purchase of LLC	—	—	—	516
Net cash used in investing activities	(4,665)	(1,194)	(1,069	(8,225)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	—	11,160
Proceeds from common stock issuances, net	—	—	—	17
Proceeds from exercise of options and warrants	103	81	74	2,019
Initial public offering costs, net	—	—	—	17,077
Proceeds from shelf offering, net	4,633	(2)	1,944	6,575
Proceeds from stock subscription receivable	—	—	—	873
Proceeds from issuance of notes	—	—	—	405
Principal payments on capital lease	—	(7)	(42	(157)
Proceeds from short-term borrowing	88	—	—	88
Principal payments on short-term borrowing	(17)	—	—	(17)
Proceeds from borrowings under equipment loan	—	—	—	1,216
Principal payments on equipment loan	(106)	(364)	(366	(1,216)
Net cash provided by (used in) financing activities	4,701	(292)	1,610	38,040

Net increase (decrease) in cash and cash equivalents	(3,106)	542	(1,107	8,428
Cash and cash equivalents, beginning of period	11,534	10,992	12,099	—
Cash and cash equivalents, end of period	$8,428	$11,534	$10,992	$8,428

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to
	2011	2010	2009	December 31, 2011
Supplemental disclosure of non cash information
Interest paid	$18	$32	$77	$273
Income taxes paid	$23	$52	$—	$75

Non-cash financing and investing activities
Property and equipment acquired under capital lease obligations	$—	$—	$—	$219
Issuance of stock options and warrants for stock option costs	—	—	$1,086	$1,887

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products.

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  Current product offerings give rise to resistance and not effective against methicillin-resistant S. aureus, or MRSA.  A Phase 2b clinical study is planned for 2012.

•
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to launch a global Phase 2b clinical study in this indication in the second quarter of 2012.

•
Urology – NovaBay’s irrigation solution containing NVC-422 is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce top-line results from Part B of this study in the second quarter of 2012.

NeutroPhase®
NovaBay is also developing another class of molecule, NeutroPhase®, which is an FDA 510(k)-cleared product for advanced wound care.  With a distinct mechanism of action from Aganocides, we believe that NeutroPhase is the only patented pure hypochlorous acid solution available and has the potential to be best suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2012.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of December 31, 2011, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of December 31, 2011, our cash and cash equivalents were held in financial institutions in the U.S. and include deposits in money market funds, which were unrestricted as to withdrawal or use.

We classify all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of certificates of deposit and corporate debt securities. We have classified our short-term investments as available-for-sale. We do not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. Interest income is recognized when earned.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2011, 2010 and 2009 our revenues were derived from two collaboration partners.  At December 31, 2011 our accounts receivables was derived from one customer and at December 31, 2010, our accounts receivables was derived from a single collaboration partner.

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

The Company measures the fair value of financial assets and liabilities based on U.S. GAAP guidance which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements.

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

Level 1 – quoted prices in active markets for identical assets or liabilities;
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable;
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and stock warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During 2011 and 2010, there is no difference between basic and diluted net loss per share due to the Company’s net losses.  The following table sets forth the reconciliation between basic EPS and diluted EPS:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Net income (loss)	$(5,085)	$(4,308)	$2,697

Basic shares	25,773	23,326	22,404
Add: shares issued upon assumed exercise of stock options	—	—	711
Diluted shares	25,773	23,326	23,115

Basic EPS	$(0.20)	$(0.18)	$0.12
Diluted EPS	$(0.20)	$(0.18)	$0.12

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Stock options	5,299	4,968	3,436
Stock warrants	1,375	1,375	1,875

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  Under the amended guidance, all changes in the components of net income and the components of other comprehensive income are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The changes are effective January 1, 2012 with early adoption permitted.  This change is not expected to have an impact to the consolidated financial results as it is a change in presentation only.

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

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$3,054	$—	$(42)	$3,012
Certificates of deposit	2,700	—	(2)	2,698
	$5,754	$—	$(44)	$5,710

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$767	$19	$(14)	$772
Certificates of deposit	500	—	—	500
	$1,267	$19	$(14)	$1,272

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All short-term investments at December 31, 2011 and 2010 mature in less than one year.  During the years ended December 31, 2011, 2010 and 2009 we recognized a net realized loss of $23,000, $10,000 and $0, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements Using

(in thousands)	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$8,428	$8,428	$—	$—
Short-term investments:
Corporate bonds	3,012	—	3,012	—
Certificates of deposit	2,698	—	2,698	—
Total short-term investments	5,710	—	5,710	—
Total assets	$14,138	$8,428	$5,710	$—

Liabilities
Warrant liability	$2,721	$—	$—	$2,721
Total liabilities	$2,721	$—	$—	$2,721

For the year ended December 31, 2011, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on an increase in the fair value of $732,000 in its consolidated statement of operations.  See Note 8 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2010	$—
Fair value of warrants issued in connection with the registered direct offering on July 5, 2011	1,989
Adjustment to fair value at December 31, 2011	732
Total warrant liability at December 31, 2011	$2,721

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2011	December 31, 2010
Office and laboratory equipment	$2,678	$2,620
Furniture and fixtures	113	113
Software	145	144
Leasehold improvement	149	149
Total property and equipment, at cost	3,085	3,026
Less: accumulated depreciation	(1,815)	(1,438)
Total property and equipment, net	$1,270	$1,588

Depreciation expense was $425,000, $427,000 and $373,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and $1.9 million for the cumulative period from July 1, 2002 (inception) to December 31, 2011.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2011	December 31, 2010
Research and development	$209	$103
Employee payroll and benefits	695	550
Professional fees	24	22
Other	133	51
Total accrued liabilities	$1,061	$726

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under an operating lease, which expires on October 31, 2015.  Rent expense was $1.0 million, $1.1 million, and $878,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The future minimum lease payments under this non-cancellable operating lease were as follows as of December 31, 2011:

Lease
(in thousands)	Commitment
Year ending December 31:
2012	$640
2013	658
2014	678
2015	579
Total lease commitment	$2,555

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.  At December 31, 2011 and 2010, the Company had $115,000 and $99,000 of deferred rent, respectively.

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2011.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2011.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2011 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 8. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing.  As part of this transaction, 3,488,005 warrants were issued with an exercise price of $1.33 and are exercisable on January 1, 2012 and expire on July 5, 2016.  The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision where the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities).  Due to this provision, ASC 480 requires that these warrants be classified as liabilities.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.  The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.   In addition, after January 5, 2012, and if the closing bid price per share of the common stock on the principal market equals or exceeds $2.66 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders, which would result in gross proceeds to the Company of approximately $1.5 million.

The key assumptions used to value the warrants were as follows:

December 31,
Assumption	2011
Expected price volatility	80%
Expected term (in years)	4.51
Risk-free interest rate	0.83%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.78

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors.  As of December 31, 2011, there were no shares of preferred stock outstanding.

Common Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2011.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 5, 2011 the Company closed a registered direct offering for the sale of 4,650,675 units (The “July 2011 Registered Direct Financing”), each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (or a total of 3,488,005 shares), at a purchase price of $1.11 per unit. The warrants will be exercisable 180 days after issuance for $1.33 per share and will expire five years from the date of issuance.  All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the July 2011 Registered Direct Financing.  The Company raised a total of $5.2 million from the July 2011 Registered Direct Financing, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.

Stock Warrants

At December 31, 2011, there were outstanding warrants to purchase 150,000 shares of common stock with an exercise price of $4.00 per share expiring on April 1, 2012 and outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were exercisable at December 31, 2011.

Additionally, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing.  These warrants were issued with an exercise price of $1.33 and are exercisable 180 days after the closing of the offering on January 1, 2012 and expire on July 5, 2016.  See Note 8 for further details on these warrants.

The following table summarizes information about the Company’s warrants outstanding at December 31, 2011, 2010 and 2009 and activity during the three years then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2008	650	$4.00
Warrants granted	1,225	$2.75
Outstanding at December 31, 2009	1,875	$3.18
Warrants expired	(500)	$4.00
Outstanding at December 31, 2010	1,375	$2.89
Warrants granted	3,488	$1.33
Outstanding at December 31, 2011	4,863	$1.77

NOTE 10. EQUITY-BASED COMPENSATION

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in January 2009, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 935,665, 930,177 and 858,766 shares of common stock were authorized for issuance under the 2007 Plan in January 2011, 2010 and 2009, respectively.  As of December 31, 2011, there were 294,119 shares available for future grant under the 2007 Plan.

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

Stock Options Summary

The following table summarizes information about the Company’s stock options outstanding at December 31, 2011, 2010 and 2009 and activity during the three years then ended:

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,371	$1.70
Options granted	1,196	$1.80
Options exercised	(119)	$0.62
Options forfeited/cancelled	(301)	$2.42
Outstanding at December 31, 2009	4,147	$1.71
Options granted	1,087	$1.90
Options exercised	(105)	$0.85
Options forfeited/cancelled	(161)	$1.80
Outstanding at December 31, 2010	4,968	$1.78
Options granted	1,357	$0.91
Options exercised	(319)	$0.32
Options forfeited/cancelled	(707)	$2.04
Outstanding at December 31, 2011	5,299	$1.62	6.9	$1,265

Vested and expected to vest at December 31, 2011	5,187	$1.63	6.9	$1,233

Vested at December 31, 2011	3,273	$1.82	5.6	$645

Exercisable at December 31, 2011	3,273	$1.82	5.6	$645

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Amex as of December 31, 2011, for options that have a quoted market price in excess of the exercise price (“in-the-money options”). The Company received cash payments for the exercise of stock options in the amount of $103,000, $81,000 and $74,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  The aggregate intrinsic value of stock option awards exercised was $317,000, $119,000 and $148,000 for the years ended December 31, 2011, 2010 and 2009, respectively, as determined at the date of option exercise.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2011	2010	2009
Expected price volatility	90.60%	89.70%	87.10%
Expected term (in years)	5.6	5.9	6.1
Risk-free interest rate	1.28%	2.09%	2.40%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$.85	$1.43	$1.31

Expected Price Volatility—This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The computation of expected volatility was based on the historical volatility of our own stock and comparable companies from a representative peer group selected based on industry and market capitalization data.

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. The expected life assumption for 2011 is based on the Company’s historical data.  Because there was insufficient historical information available to estimate the expected term of the stock-based awards in prior years, we adopted the simplified method for estimating the expected term pursuant to SAB No. 107. On this basis, we estimated the expected term of options granted in 2010 and 2009 by taking the average of the vesting term and the contractual term of the option.

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option.

Dividend Yield—We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. For the years ended December 31, 2011, 2010 and 2009, we applied an estimated forfeiture rate of 5% to employee grants and 0% to director grants.

For the years ended December 31, 2011, 2010 and 2009, we recognized stock-based compensation expense of $1.1 million, $1.1 million and $702,000, respectively, for option awards to employees and directors. As of December 31, 2011, total unrecognized compensation cost related to unvested stock options was $1.6 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 2.6 years.

Common Stock Awards to Directors

In December 2009 the Company adopted a new plan to compensate the independent members of the Board of Directors for their services.  Under the terms of the Director Compensation Plan, each independent member is entitled to a combination of cash and stock options, at their discretion, for their participation in the board and various committees.  If the director elects to receive stock options these are issued to the director at the beginning of the year and vest over the term of the year.  Cash payments are made quarterly at the beginning of each quarter.   In accordance with this new compensation arrangement no common stock awards were issued to directors in 2011 or 2010.

In accordance with the provisions of the previous compensation agreement, the Company issued 130,000 shares of common stock to independent directors during the year ended December 31, 2009.  These shares were issued out of the 2007 Plan.  The fair market value of the stock issued to directors was recorded as expense in the period in which the meeting occurred, resulting in total compensation expense of $218,000 for common stock awards to directors during the year ended December 31, 2009.

Stock-Based Awards to Non-Employees

During the years ended December 31, 2011, 2010 and 2009, the Company granted options to purchase an aggregate of 55,000, 186,000 and 273,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
Assumption	2011	2010	2009
Expected price volatility	90.39%	90.86%	87.20%
Expected term (in years)	7.1	5.7	5.6
Risk-free interest rate	1.83%	2.31%	1.90%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.37	$1.39	$1.42

For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $111,000, $263,000 and $273,000, respectively, related to non-employee option grants.

Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Research and development	$352	$616	$565
General and administrative	869	776	628
Total stock-based compensation expense	$1,221	$1,392	$1,193

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 11. COLLABORATION AND LICENSE AGREEMENTS

Galderma

In March, 2009, the Company announced that it entered into a license and collaboration agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. The Company amended this agreement on December 17, 2009 and again on December 2, 2010.  This agreement is exclusive and worldwide in scope, with the exception of North America, where the Company has an option to exercise co-promotion rights, and Asian markets.  Galderma will be responsible for the development costs of acne and other indications, except in Japan, in which Galderma has the option to request that we share such development costs. Galderma will also reimburse NovaBay for the use of its personnel in support of the collaboration. NovaBay retains the right to co-market products resulting from the agreement in Japan. In addition, NovaBay has retained all rights in other Asian markets outside Japan, and has the right to co-promote the products developed under the agreement in the hospital and other healthcare institutions in North America. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue has been recognized under the Galderma agreement as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Amortization of Upfront Technology Access Fee, continuation fee and license fee	$1,259	$786	$500
On-going Research and Development	1,551	850	1,200
Materials, Equipment, and Contract Study Costs	2,609	470	1,063
Milestone payments	500	—	3,750
	$5,919	$2,106	$6,513

The Company had deferred revenue balances of $2.2 million and $3.7 million respectively, at December 31, 2011 and 2010, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of December 31, 2011, the Company has earned $4.25 million in milestone payments.  As of December 31, 2011, the Company has not earned or received any royalty payments under the Galderma agreement.

Alcon Manufacturing, Ltd.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (Alcon) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. This agreement was terminated in 2011.  Under the terms of the agreement, we receive semi-annual payments to support on-going research and development activities over the term of the agreement. The research and development support payments include amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs.

Revenue has been recognized as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Amortization of Upfront Technology Access Fee	$—	$1,667	$2,500
On-going Research and Development	2,828	5,419	4,322
Materials, Equipment, and Contract Study Costs	246	562	1,349
Milestone payment	—	—	1,000
Termination payment	2,000	—	—
	$5,074	$7,648	$9,171

At December 31, 2011, 2010 and 2009, we had deferred revenue balances of $0, $0 and $1.7 million, respectively, related to the Alcon agreement which amounts were comprised entirely of the upfront technology access fee.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2011.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2011	2010	2009
Current
Federal	$—	$—	$—
State	2	50	7
Other	—	—	—
Total current tax expense	2	50	7

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$2	$50	$7

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

	December 31
(in thousands)	2011	2010
Deferred tax assets:
Net operating losses	$10,008	$9,515
Accruals	260	268
Deferred revenue	755	—
Stock options	734	564
Other deferred tax assets	100	86
Total deferred tax assets	11,857	10,433

Deferred tax liabilities:
Property and equipment	(355)	(376)
Total deferred tax liabilities	(355)	(376)

Valuation allowance	(11,502)	(10,057)
Net deferred taxes	$—	$—

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

The valuation allowance increased or (decreased) by the following amounts (in thousands):

2011	2010	2009
$1,445	$1,179	$(1,130)

In accordance with ASC 718 Compensation – Stock Compensation, the Company has excluded from deferred tax assets benefits attributable to employee stock option exercises. Therefore, these amounts are not included in gross or net deferred tax assets.  The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net operating loss and tax credit carryforwards as of December 31, 2011 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$25,403	2024 - 2031
Net operating losses, state	$27,028	2018 - 2031
Tax credits, federal	$—	2018
Tax credits, state	$—	2018

Under U.S. federal tax law, the amount and availability of tax benefits are subject to a variety of interpretations and restrictive tests. Utilization of the net operating loss (NOL) carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, and similar state provisions. Ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on two occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382. The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against the Company’s NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations if an adjustment is required.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2011	2010	2009
Income tax provision (benefit) at federal statutory rate	$(1,728)	$(1,320)	$950
State tax	(232)	(187)	152
ISO-related expense for GAAP	230	384	196
Change in valuation allowance	1,445	1,179	(1,130)
Revaluation of warrant liability	249	—	—
Tax credits	—	—	—
Other	38	(6)	(161)
Total	$2	$50	$7

Uncertain Income Tax Positions

We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2011 and 2010 is as follows:

	Year ended December 31,
(in thousands)	2011	2010
Unrecognized benefit - beginning of period	—	—
Gross increases - current period tax positions	—	—
Gross increases - prior period tax positions	475	—
Unrecognized benefit - end of period	$475	$—

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUBSEQUENT EVENTS

We evaluated subsequent events through the issuance date of the financial statements.

In January 2012 we announced that we had entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, we received an upfront payment of over $300,000, with the potential for additional payments totaling approximately $1 million that may be triggered by certain pre commercial launch regulatory milestones.

In March 2012 we announced that we had entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, NovaBay will receive an upfront payment plus additional support for research and development. Virbac will conduct veterinary studies using NovaBay’s Aganocide compounds in order to assess feasibility for treating several veterinary indications.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

On March 26, 2012, NovaBay entered into employment agreements with its four executive officers:  Ron Najafi, Chief Executive Officer and President; Thomas J. Paulson, Chief Financial Officer and Treasurer; Behzad Khosrovi, Senior Vice President for Product Development; and Roy J. Wu, Senior Vice President, Business & Corporate Development.  The employment agreements are effective as of January 1, 2012, and have a term ending on December 31, 2015 (December 31, 2013 in the case of Mr. Wu), unless earlier terminated pursuant to the terms of the agreements.  The employment agreements provide that employment is “at will” meaning that NovaBay may terminate the employment of the executive officer at any time, subject to applicable laws.

The employment agreements provide for the terms of employment of the executive officers, which include:

1.
For Dr. Najafi:  base salary of $366,413 (which is reduced by 30% through September 30, 2012 because Dr. Najafi received a restricted stock award in 2011 for the reduction of his base salary to assist the company in conserving cash); five weeks paid vacation; severance benefits of 150% of base salary at the time of termination of employment (pro-rated for number of years of service if less than four years), plus full vesting of all options held, if Dr. Najafi’s employment is terminated by NovaBay without “cause” or  Dr. Najafi resigns his employment due to a “constructive termination”; and  management transition benefits, if Dr. Najafi voluntarily terminates his employment after reaching the age of 65, equal to 150% of his base salary (which may be paid, at the discretion of the Board of Directors, in a combination of cash and stock, but no less than 25% cash), plus full vesting of his options and the extension of exercisability of his options to three years from the termination date (or the expiration of the option term, if earlier).

2.
For Mr. Paulson:  base salary of $257,313; five weeks paid vacation; severance benefits of 100% of base salary at the time of termination of employment (pro-rated for number of years of service if less than four years), plus full vesting of all options held, if Mr. Paulson’s employment is terminated by NovaBay without “cause” or  Mr. Paulson resigns his employment due to a “constructive termination”; and  management transition benefits, if Mr. Paulson voluntarily terminates his employment after reaching the age of 65, equal to 100% of his base salary (which may be paid, at the discretion of the Board of Directors, in a combination of cash and stock, but no less than 25% cash), plus full vesting of his options and the extension of exercisability of his options to three years from the termination date (or the expiration of the option term, if earlier).

3.
For Dr. Khosrovi:  base salary of $244,961; five weeks paid vacation; severance benefits of 100% of base salary at the time of termination of employment (pro rated for number of years of service if less than four years), plus full vesting of all options held, if Dr. Khosrovi ‘s employment is terminated by NovaBay without “cause” or  Dr. Khosrovi resigns his employment due to a “constructive termination”; and  management transition benefits, if Dr. Khosrovi voluntarily terminates his employment after reaching the age of 65, equal to 100% of his base salary (which may be paid, at the discretion of the Board of Directors, in a combination of cash and stock, but no less than 25% cash), plus full vesting of his options and the extension of exercisability of his options to three years from the termination date (or the expiration of the option term, if earlier).

4.
For Mr. Wu:  base salary of $230,000; five weeks paid vacation; and severance benefits of 25% of base salary at the time of termination of employment if Mr. Wu’s employment is terminated by NovaBay without “cause” or  Mr. Wu resigns his employment due to a “constructive termination”.

The agreements provide that any bonuses paid will be at the discretion of the Board of Directors.

For purposes of these agreements, a “termination without cause” is a termination of employment by NovaBay without “cause” (as defined in the agreement), and includes a termination of the executive officer’s employment as a result of death, disability, termination of employment within 90 days prior to or one year following a change of control (other than a termination by NovaBay for “cause”), or a constructive termination.  A “constructive termination” is a termination of employment by the executive officer due to any one of a number of specified actions taken by NovaBay negatively affecting the executive officer.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Compensation and Other Information” appearing in the definitive Proxy Statement to be delivered to NovaBay’s stockholders in connection with the solicitation of proxies for NovaBay’s 2012 Annual Meeting of Stockholders (the Proxy Statement).  The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts, risk management and procedures for Board nominations, is incorporated herein by reference from the information under the caption, “Proposal One: Election of Directors” and  “Corporate Governance” appearing in the Proxy Statement.

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

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by OUM & Co., LLP, our external auditor.  Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. The financial statements listed in the Index for Item 8 hereof are filed as part of this report.
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

Date: March 26, 2012	NOVABAY PHARMACEUTICALS, INC.
	By:	/S/ RAMIN NAJAFI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAMIN NAJAFI	Chairman of the Board and Chief Executive	March 26, 2012
Ramin (Ron) Najafi	Officer (principal executive officer)

/S/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal	March 26, 2012
Thomas J. Paulson	financial and accounting officer)

/S/ CHARLES J. CASHION	Director	March 26, 2012
Charles J. Cashion

/S/ ANTHONY DAILLEY	Director	March 26, 2012
Anthony Dailley, DDS

/S/ PAUL FREIMAN	Director	March 26, 2012
Paul E. Freiman

/S/ ALEX MCPHERSON	Director	March 26, 2012
Alex McPherson, MD, Ph.D.

/S/ ROBERT R. TUFTS	Director	March 26, 2012
Robert R. Tufts

/S/ TONY WICKS	Director	March 26, 2012
Tony Wicks

/S/ GAIL MADERIS	Director	March 26, 2012
Gail Maderis

EXHIBIT INDEX
Exhibit No.	Description

2.1
Agreement and Plan of Merger between NovaBay Pharmaceuticals, Inc., a California corporation, and NovaBay Pharmaceuticals, Inc., a Delaware corporation, dated as of June 25, 2010 (Incorporated by reference to Exhibit 2.1 from the Company’s Post-Effective Amendment No. 2 to the registration statement on Form S-3 filed with the SEC on July 1, 2010 (File Nos. 333-159917)).

3.1
Certificate of Incorporation of NovaBay Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 from the Company’s current report on Form 8-K, as filed with the SEC on June 29, 2010 (SEC File No. 001-33678)).

3.2
Bylaws of NovaBay Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 from the Company’s current report on Form 8-K as filed with the SEC on June 29, 2010 (SEC File No. 001-33678)).

4.1*	Specimen common stock certificate.

4.2
Form of Form of Common Stock Purchase Warrant issued in August 2009. (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K as filed with the SEC on August 21, 2009 (SEC File No. 001-33678).).

4.3
Form of Form of Common Stock Purchase Warrant issued in June 2011. (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K as filed with the SEC on June 29, 2011 (SEC File No. 001-33678).).

10.1*+	2002 Stock Option Plan, and forms of agreements thereto.

10.2*+	2005 Stock Option Plan, and forms of agreements thereto.

10.3+
2007 Omnibus Incentive Plan, and forms of agreements thereto ((the Plan is incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 as filed with the SEC on August 14, 2008 (SEC File No. 001-33678), and the forms of agreements thereto are incorporated by reference to the exhibit referencing the Plan from the Company’s amendment to registration statement of Form S-1 (File No. 333-140714) filed with the Securities and Exchange Commission on May 29, 2007, as amended.).

10.4+	NovaBay Pharmaceuticals, Inc. Executive Officer Cash Bonus Structure.

10.5*	Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended.

10.6*
Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended (Incorporated by reference to Exhibit 10.20 from the Company’s annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008 (SEC File No. 001-33678).).

10.7*
Sixth Amendment to Lease between Emery Station Office II, LLC and Novacal Pharmaceuticals, Inc., effective September 1, 2008.  (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q/A for the quarter ended September 30, 2008 as filed with the SEC on November 14, 2008 (SEC File No. 001-33678)).

10.8†
Collaboration and License Agreement, by and between the Company and Galderma S.A., dated as of March 20, 2009 (Incorporated by reference to Exhibit 10.2 from the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2009, as filed with the SEC on August 4, 2009 (SEC File No. 001-33678)).

10.9+
Director Compensation Plan (Incorporated by reference to Exhibit 10.14 from the Company’s annual report on Form 10-K for the year end December 31, 2009 as filed with the SEC on March 30, 2010 (SEC File No. 001-33678)).

10.10*†	Collaboration and License Agreement dated August 29, 2006 by and between the Company and Alcon Manufacturing, Ltd.

10.11*	Master Security Agreement dated April 23, 2007 by and between the Company and General Electric Capital Corporation.

10.12†
Amendment No. 1 to the Collaboration and License Agreement, dated as of December 1, 2009, between the Company and Galderma S.A. (Incorporated by reference to Exhibit 10.18  from the Company’s annual report on Form 10-K for the year end December 31, 2009 as filed with the SEC on March 30, 2010 (SEC File No. 001-33678)).

10.13+
Executive Officer Cash Compensation Arrangements (Bonus structure is incorporated by reference to Exhibit 10.4  to this annual report; the 2010 bonus and 2011 salaries of the named executive officers are incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q as filed with the SEC on May 16, 2011 (SEC File No. 001-33678), and 2011 bonus are incorporated by reference to the description in Item 5.02 of the Company’s current report on Form 8-K as filed with the SEC on February 23, 2012 (SEC File No. 001-33678)).

10.14+
Form of Indemnification Agreement between NovaBay Pharmaceuticals, Inc. and its Directors and Officers. (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 12, 2010 (SEC File No. 001-33678).).

10.15†
Amendment No. 2 to the Collaboration and License Agreement, dated as of December 2, 2010, between the Company and Galderma S.A. (Incorporated by reference to Exhibit 10.24 from the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011 (SEC File No. 001-33678).).

10.16†
Amendment No. 1 to the Collaboration and License Agreement dated November 18, 2010 by and between the Company and Alcon Manufacturing, Ltd. (Incorporated by reference to Exhibit 10.25 from the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011 (SEC File No. 001-33678).

10.17
Termination Agreement of the Collaboration & License Agreement between NovaBay Pharmaceuticals, Inc. and Alcon Research Ltd. dated June 16, 2011 (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 10, 2011 (SEC File No. 001-33678).).

10.18††	Distribution Agreement, by and between the Company and Pioneer Pharma Co. Ltd., dated as of January 9, 2012.

10.19+	Employment Agreement dated February 17, 2012 by and between the Registrant and Ramin (Ron) Najafi.

10.20+	Employment Agreement dated February 17, 2012 by and between the Registrant and Thomas J. Paulson.

10.21+	Employment Agreement dated February 17, 2012 by and between the Registrant and Behzad Khosrovi.

10.22+	Employment Agreement dated February 17, 2012 by and between the Registrant and Roy Wu.

23.1	Consent of OUM & Co., LLP.

23.2	Consent of Davidson & Co, LLP.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.