Form 10-Q
period 2012-03-31
NovaBay Pharmaceuticals, Inc.
filed 2012-05-03
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐ No☒

As of April 30, 2012, there were 28,940,562 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		March 31, 2012 and December 31, 2011

	2.	Consolidated Statements of Operations and Comprehensive Loss	4
		Three months ended March 31, 2012 and 2011, and for the cumulative period from July 1, 2002 (inception) to March 31, 2012

	3.	Consolidated Statements of Cash Flows:	5
		Three months ended March 31, 2012 and 2011, and for the cumulative period from July 1, 2002 (inception) to March 31, 2012

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.		Controls and Procedures	24

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	24

Item 2.		Unregistered Sales of Equity Securiteis and Use of Proceeds	40

Item 6.		Exhibits	40

SIGNATURES			41

EXHIBIT INDEX			42

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$6,121	$8,428
Short-term investments	5,232	5,710
Accounts receivable	1,009	3
Prepaid expenses and other current assets	427	417
Total current assets	12,789	14,558
Property and equipment, net	1,148	1,270
Other assets	105	135
TOTAL ASSETS	$14,042	$15,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$439	$472
Accrued liabilities	1,161	1,061
Deferred revenue	1,334	1,305
Total current liabilities	2,934	2,838
Deferred revenues - non-current	869	945
Deferred rent	115	115
Warrant liability	2,756	2,721
Total liabilities	6,674	6,619

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 65,000 shares authorized at March 31, 2012 and December 31, 2011; 28,827 and 28,587 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	288	286

Additional paid-in capital	42,937	42,386
Accumulated other comprehensive loss	(42)	(44)
Accumulated deficit during development stage	(35,815)	(33,284)
Total stockholders' equity	7,368	9,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,042	$15,963

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2012	2011	March 31, 2012
Revenue:
License and collaboration revenue	$1,315	$2,490	$51,914
Other revenues	5	—	31
Total revenue	1,320	2,490	51,945

Operating expenses:
Research and development	2,264	2,920	53,135
General and administrative	1,541	1,515	35,195
Total operating expenses	3,805	4,435	88,330
Operating loss	(2,485)	(1,945)	(36,385)

Non-cash loss on increase in fair value of warrants	(35)	—	(767)
Other income (expense), net	(5)	(31)	1,416

Loss before income taxes	(2,525)	(1,976)	(35,736)
Provision for income taxes	(6)	(12)	(79)
Net loss	(2,531)	(1,988)	(35,815)

Change in unrealized gains (losses) on available-for-sale securities	2	14	(42)
Total comprehensive loss	$(2,529)	$(1,974)	$(35,857)

Net loss per share:
Basic and diluted	$(0.09)	$(0.08)
Shares used in per share calculations:
Basic and diluted	28,572	23,428

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(2,531)	$(1,988)	$(35,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	107	2,020
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	12	17	37
Loss on disposal of property and equipment	30	—	163
Stock-based compensation expense for options issued to employees and directors	342	293	5,086
Compensation expense for warrants issued for services	20	—	182
Stock-based compensation expense for options and stock issued to non-employees	127	130	1,126
Non-cash loss on increase in fair value of warrants	35	—	767
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,006)	500	(1,009)
(Increase) decrease in prepaid expenses and other assets	24	194	(351)
Increase in accounts payable and accrued liabilities	167	252	1,720
Increase (decrease) in deferred revenue	(47)	511	2,202
Net cash provided by (used in) operating activities	(2,736)	16	(24,123)

Cash flows from investing activities:
Purchases of property and equipment	—	(117)	(3,213)
Proceeds from disposal of property and equipment	1	—	47
Purchases of short-term investments	(712)	(750)	(109,258)
Proceeds from maturities and sales of short-term investments	1,175	1,250	104,147
Cash acquired in purchase of LLC	—	—	516
Net cash provided by (used in) investing activities	464	383	(7,761)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	36	8	2,055
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payment on) shelf offering, net of costs	—	(8)	6,575
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	(71)	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	(64)	(1,216)
Net cash provided by (used in) financing activities	(35)	(64)	38,005

Net increase (decrease) in cash and cash equivalents	(2,307)	335	6,121
Cash and cash equivalents, beginning of period	8,428	11,534	—
Cash and cash equivalents, end of period	$6,121	$11,869	$6,121

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

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

·
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  A Phase 2b clinical study is planned for 2012.

·
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The Company expects to launch a global Phase 2b clinical study in this indication in the second quarter of 2012.

·
Urology – NovaBay’s irrigation solution containing NVC-422 is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The Company reported positive data from Part A of this study and expects to announce top-line results from Part B of this study later in 2012.

NeutroPhase®
In addition to our Aganocide compounds, NovaBay is also developing NeutroPhase®, which is an FDA 510(k)-cleared product for wound care.  NeutroPhase is a patented pure hypochlorous acid solution and has the potential to be well suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2012.

The Company was incorporated under the laws of the State of California on January 19, 2000 as NovaCal Pharmaceuticals, Inc.  The Company had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company.  In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc.  In August 2007, two subsidiaries were formed––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities.  In June 2010, the Company changed the state in which it is incorporated (the Reincorporation), and is now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.  The Company currently operates in one business segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  These statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The consolidated balance sheet at December 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of March 31, 2012, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of March 31, 2012, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments.  Short-term investments generally consist of United States government, municipal and corporate debt securities.  The Company has classified its short-term investments as available-for-sale.  The Company does not intend to hold securities with stated maturities greater than twelve months until maturity.  In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities.  These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.  A decline in the market value below cost of any available-for-sale security that is determined to be other-than-temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security.  No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss.  Interest income is recognized when earned.

Concentrations of Credit Risk and Major Partners

Financial instruments which potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments.  The Company maintains deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits.  The Company has never experienced any losses related to these balances.  All of its non-interest bearing cash balances were fully insured at March 31, 2012, due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance coverage for eligible accounts.  Beginning 2013, insurance coverage will revert to the $250,000 per depositor at each financial institution, and The Company’s non-interest bearing cash balance may exceed federally insured limits.  The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.  Additionally, the Company has established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarters ended March 31, 2012 and 2011, the majority of the Company’s operating revenues were derived from one and two collaborative partners, respectively.  As of March 31, 2012 and December 31, 2011, the majority of the Company’s accounts receivable was from one collaborative partner.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three years for software and seven years for furniture and fixtures.  Leasehold improvements are amortized over the shorter of their useful life or the term of the lease.  Amortization of assets recorded under capital leases is included in depreciation expense.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets by considering whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present.  Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented.  Should there be impairment in the future; the Company would recognize the amount of the impairment based on the discounted expected future cash flows from the impaired assets.  The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Common Stock Warrant Liabilities

The Company generally accounts for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that the Company may have to settle the warrants in cash.  For the warrants issued with deemed possibility of cash settlement, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive loss.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assuming the elements meet the revenue recognition guidelines the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has performance obligations through research and development services that are required because its know-how and expertise related to the technology is proprietary to it, or can only be performed by it, then such up-front fees are deferred and recognized over the period of the performance obligations.  The Company bases the estimate of the period of performance on factors in the contract.  Actual time frames could vary and could result in material changes to our results of operations.

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

Milestones—Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes the  performance obligations.

Royalties—The Company recognizes royalty revenues from licensed products upon the sale of the related products.

Research and Development Costs

The Company expenses research and development costs as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. The Company uses external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.  Research and development expenses under the collaborative agreements approximate the revenue recognized, excluding milestone and upfront payments received under such arrangements.

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in our statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton valuation model.   See Note 8 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Common Stock Warrant Liabilities

For warrants where there is a deemed possibility that the Company may have to settle the warrants in cash, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive loss.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss.   The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity.   These values are subject to a significant degree of judgment on the part of the Company.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

Net loss	$(2,531)	$(1,988)

Basic shares	28,572	23,428
Add: shares issued upon assumed exercise of stock options	—	—
Diluted shares	28,572	23,428

Basic and diluted net loss per share	$(0.09)	$(0.08)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Stock options	5,958	5,137
Stock warrants	4,923	1,375
	10,881	6,512

Recent Accounting Pronouncements

There have been no recent accounting pronouncement or changes in  accounting pronouncements during the three months ended March 31, 2012, as compared to the  recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance to the Company.

NOTE 3. INVESTMENTS

Short-term investments at March 31, 2012 and December 31, 2011 consisted of the following:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$2,624	$—	$(42)	$2,582
Certificates of Deposit	$2,650	$—	$—	$2,650
	$5,274	$—	$(42)	$5,232

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$3,054	$—	$(42)	$3,012
Certificates of deposit	2,700	—	(2)	2,698
	$5,754	$—	$(44)	$5,710

All short-term investments at March 31, 2012 and December 31, 2011 mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $12,000 and $17,000, for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities.  The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities and certificates of deposits.

The Company’s warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$6,121	$6,121	$—	$—
Short-term investments:
Corporate bonds	2,582	—	2,582	—
Certificates of deposit	2,650	—	2,650	—
Total short-term investments	5,232	—	5,232	—
Total assets	$11,353	$6,121	$5,232	$—

Liabilities
Warrant liability	$2,756	$—	$—	$2,756
Total liabilities	$2,756	$—	$—	$2,756

For the three month period ended March 31, 2012, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on an increase in the fair value of $35,000 in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousand)	Warrant liability
Fair value of warrants at December 31, 2011	$2,721
Adjustment to fair value at March 31, 2012	35
Total warrant liability at March 31, 2012	$2,756

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2015.  Rent expense was approximately $259,000 and $253,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with its bylaws, the Company indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of March 31, 2012.

  In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited.  Historically, costs related to these indemnification provisions have been immaterial.  The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2012, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing.  As part of this transaction, 3,488,005 warrants were issued with an exercise price of $1.33 and were exercisable on January 1, 2012, and expire on July 5, 2016.  The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision where the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities).  Due to this provision, ASC 480 requires that these warrants be classified as liabilities.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss.  The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.  In addition, after January 5, 2012, and if the closing bid price per share of the common stock on the principal market equals or exceeds $2.66 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders, which would result in gross proceeds to the Company of approximately $1.5 million.

The key assumptions used to value the warrants were as follows:

March 31,
Assumption	2012
Expected price volatility	80%
Expected term (in years)	4.26
Risk-free interest rate	0.84%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.79

NOTE 7. STOCKHOLDERS’ EQUITY

On July 5, 2011, the Company closed a registered direct offering for the sale of 4,650,675 units, (The “July 2011 Registered Direct Financing”), each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (or a total of 3,488,005 shares), at a purchase price of $1.11 per unit. The warrants will be exercisable 180 days after issuance for $1.33 per share and will expire five years from the date of issuance.  All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together in the July 2011 Registered Direct Offering.  The Company raised a total of $5.2 million from the July 2011 Registered Direct Financing, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.

Stock Warrants

At March 31, 2012, there were outstanding warrants to purchase 150,000 shares of common stock with an exercise price of $4.00 per share.  These warrants expired on April 1, 2012.  The Company also had outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share. These outstanding warrants were exercisable at March 31, 2012, and expire on August 26, 2014.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2011, warrants to purchase 3,488,005 shares were issued in connection with our July 2011 Registered Direct Financing.  These warrants were issued with an exercise price of $1.33 per share and are exercisable 180 days after the closing of the offering on January 1, 2012 and expire on July 5, 2016.  See Note 6 for further details on these warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and become exercisable monthly through June 30, 2012 and expire on January 2, 2016.  The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30%  and 0.36% respectively and (3) an expected life of 2.37 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized expense of $20,000 and $0 during the three months ended March 31, 2012 and 2011, respectively related to these warrants.

The detail of all outstanding warrants as of March 31, 2012, is as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,863,005	$1.77
Warrants issued	60,000	$3.13
Outstanding at March 31, 2012	4,923,005	$1.79

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  As of March 31, 2012, there were 397,624 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2012, and activity during the three-month period then ended:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,299	$1.62
Options granted	842	$1.38
Options exercised	(180)	$0.20
Options forfeited/cancelled	(3)	$2.28
Outstanding at March 31, 2012	5,958	$1.63	7.32	$1,131

Vested and expected to vest at March 31, 2012	5,829	$1.64	7.29	$1,093

Vested at March 31, 2012	3,449	$1.89	6.03	$465

Exercisable at March 31, 2012	3,449	$1.89	6.03	$465

Stock Options and Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that the Company applied to value its stock-based awards.

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended March 31,
Assumption	2012	2011
Expected price volatility	94%	93%
Expected term (in years)	4.32	5.23
Risk-free interest rate	0.72%	2.10%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.93	$1.21

For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $342,000 and $293,000, respectively, for option awards to employees and directors.  As of March 31, 2012, total unrecognized compensation cost related to unvested stock options was $1.9 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.08 years.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2012 and 2011, the Company granted options to purchase an aggregate of 55,000 and 47,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.  Additionally, during the three months ended March 31, 2012 and 2011, the Company issued 60,527 and 42,612 shares of common stock, respectively, to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
Assumption	2012	2011
Expected price volatility	88%	92%
Expected term (in years)	8.79	5.51
Risk-free interest rate	1.82%	2.21%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.17	$1.53

For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $127,000 and $130,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the options and stock discussed above is as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Research and development	$125	$138
General and administrative	344	285
Total stock-based compensation expense	$469	$423

NOTE 9. COLLABORATION AND LICENSE AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care.  The Company amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, NovaBay and Galderma S.A., agreed to expand their partnership to focus on the development of NovaBay’s Aganocide compound NVC-422 for the topical treatment of impetigo.  This expansion is intended to provide NovaBay with the additional funding and resources required for the clinical development of its NVC-422 topical gel formulation for impetigo and other topical infections.

This agreement is exclusive and worldwide in scope, with the exception of Asian markets and North America, as described in the next paragraph.

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  Under the original agreement, the Company was supporting the ongoing development program for impetigo; however under the second amendment, entered into on December 2, 2010, Galderma has exercised its option and increased its support to cover the cost of development for this indication.  Upon the achievement of a specified milestone, Galderma will reimburse NovaBay for specified, previously incurred expenses related to the development of the impetigo program.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Amortization of Upfront Technology Access Fee	$315	$315
On-going Research and Development (FTE)	401	388
Materials, Equipment, and Contract Study Costs	589	237
Milestone payments	—	500
Total	$1,305	$1,440

The Company had deferred revenue balances of $1.9 million and $2.2 million at March 31, 2012 and December 31, 2011, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of March 31, 2012, the Company has earned $4.25 million in milestone payments.  As of March 31, 2012, the Company has not earned or received any royalty payments under the Galderma agreement.

Pioneer Pharma Co., Ltd.

In January 2012, we entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, NovaBay received an upfront payment of $312,500.  In addition, NovaBay is entitled to receive $312,500 within 30 days of the submission of the first marketing approval for the product to the SFDA and $625,000 upon receipt of an MAA approval of the product from SFDA.

During the three months ended March 31, 2012 and 2011, we recognized $10,000 and $0, respectively, related to the amortization of the upfront technology access fee.

At March 31, 2012 and December 31, 2011, the Company had deferred revenue balances or $302,000 and $0 related to the Pioneer partnership agreement.

Virbac

In April 2012, we entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, NovaBay will receive an upfront payment of $150,000 plus additional support for research and development.  Virbac will conduct veterinary studies using NovaBay’s Aganocide compounds in order to assess feasibility for treating several veterinary indications.

During the three months ended March 31, 2012 and 2011, we did not recognize any revenues related to this agreement.

Alcon Manufacturing, Ltd.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (Alcon) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. This agreement was terminated in 2011.  Under the terms of the agreement, we received semi-annual payments to support on-going research and development activities over the term of the agreement. The research and development support payments included amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs.

Revenue has been recognized as follows:

 NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
(in thousands)	2012	2011
Amortization of Upfront Technology Access Fee	$—	$—
On-going Research and Development (FTE)	—	1,050
Milestone Payment	—	—
	$—	$1,050

At March 31, 2012 and December 31, 2011, the Company had no deferred revenue balances related to the Alcon agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1  of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 27, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements.As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products.

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

·
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  A Phase 2b clinical study is planned for 2012.

·
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to launch a global Phase 2b clinical study in this indication in the second quarter of 2012.

·
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

NeutroPhase®
NovaBay is also developing NeutroPhase®, which is an FDA 510(k)-cleared product for wound care.  NeutroPhase is a patented pure hypochlorous acid solution and has the potential to be well suited to treat the six million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2012.

On March 25, 2009, we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care.  We amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, we and Galderma S.A., agreed to expand our partnership to focus on the development of our Aganocide compound NVC-422 for the topical treatment of impetigo.  This expansion is intended to provide us with the additional funding and resources required for the clinical development of its NVC-422 topical gel formulation for impetigo and other topical infections.

This agreement is exclusive and worldwide in scope, with the exception of Asian markets and North America, as described in the next paragraph.

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  Under the original agreement, we were supporting the ongoing development program for impetigo; however under the second amendment, entered into on December 2, 2010, Galderma has exercised its option and increased its support to cover the cost of development for this indication.  Upon the achievement of a specified milestone, Galderma will reimburse us for specified, previously incurred expenses related to the development of the impetigo program.  We retain the right to co-market products resulting from the agreement in Japan.  In addition, hawse have retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

In January 2012, we entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, we received an upfront payment of $312,500.  In addition, we are entitled to receive $312,500 within 30 days of the submission of the first marketing approval for the product to the SFDA and $625,000 upon receipt of an MAA approval of the product from SFDA.

In April 2012, we entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, we will receive an upfront payment of $150,000 plus additional support for research and development.  Virbac will conduct veterinary studies using our Aganocide compounds in order to assess feasibility for treating several veterinary indications.

In August 2006, we entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (Alcon) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. This agreement was terminated in 2011.  Under the terms of the agreement, we received semi-annual payments to support on-going research and development activities over the term of the agreement. The research and development support payments included amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs.

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and, prior to termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011.  As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of March 31, 2012, we had an accumulated deficit of $35.8 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In April 2012 we announced that our pure hypochlorous acid (HOCl) wound cleanser, NeutroPhase, in combination with commercially available wound dressings, has been found to support healing when treating chronic non-healing wounds in three new patient case studies. The studies were presented in a poster at the 2012 Spring Symposium on Advanced Wound Care (SAWC) in conjunction with the 22nd Annual Meeting of the Wound Healing Society, in Atlanta, Ga.

In March 2012 we announced that we had entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses. Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development. Virbac will conduct veterinary studies using NovaBay’s Aganocide compounds in order to assess feasibility for treating several veterinary indications.

In January 2012 we announced that we had entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, we received an upfront payment of $312,500, with the potential for additional payments totaling approximately $937,000 that may be triggered by certain pre-commercial launch regulatory milestones.

In November 2011 we announced that we had established primary proof of concept for NVC-422 in our Phase 2 UCBE Clinical Program.  Part A of the study has been completed, having met its scientific and clinical goals of establishing primary proof of concept. Part B of the study is currently underway using an advanced formulation of NVC-422 to treat patients under the same study protocol.

In October 2011, we presented NeutroPhase at the Symposium on Advanced Wound Care (SAWC).  NeutroPhase is a FDA 510(k) cleared advanced wound care product addressing the unmet medical needs of the six million patient USA chronic wound care market.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to  Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this report,  and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.  We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

License and Collaboration Revenue

License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Alcon and Galderma reimbursed for the funding of research and development activities performed during the period.

Total license and collaboration revenue was $1.3 million for the three months ended March 31, 2012, compared to $2.5 million for the three months ended March 31, 2011.  The majority of this decrease resulted from the termination of the Alcon agreement in 2011.  Additionally the receipt of the $500,000 milestone from Galderma in the first quarter of 2011 was not repeated in 2012, but our reimbursements under the contract increased in 2012 as we scale up the production of  NVC-422 to proceed with the Phase 2b trial that is expected to commence in the second quarter of 2012.

To the extent we earn milestone payments in the future under our collaboration with Galderma and our new collaboration with Pioneer Pharma and Virbac, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from this collaboration.

Research and Development

Total research and development expenses decreased by 22% to $2.3 million for the three months ended March 31, 2012 from $2.9 million for the three months ended March 31, 2011.  The decrease relates to the termination of the research activities related to Alcon in 2011, partially offset by the increase in clinical activities as we scale up our Impetigo, Conjunctivitis and UCBE trials.

We expect to incur increasing research and development expenses throughout 2012 and in subsequent years as we continue to increase our focus on clinical trials and developing product candidates, both independently and in collaboration with Galderma.  In particular, we expect to incur ongoing clinical and manufacturing expenses during 2012 in connection with our dermatology, ophthalmic and urology programs.

General and Administrative

General and administrative expenses remained relatively flat at $1.5 million for the three months ended March 31, 2012 and 2011.  We expect general and administrative expenses to continue to remain relatively flat for the remainder of 2012 in comparison to 2011.

Non-Cash Loss on Increase in Fair Value of Warrants

The non-cash loss on increase in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market condition and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an expense of $5,000 for the three months ended March 31, 2012 compared to $31,000 for the three months ended March 31, 2011.  This change was primarily attributable to better returns from our investments in 2012.

We expect that other income (expense), net will fluctuate based on our cash balances and the fluctuation in interest rates.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents, and short-term investments of $11.4 million, compared to $14.1 million at December 31, 2011.  We have incurred cumulative net losses of $35.8 million since inception through March 31, 2012.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering, of stock and warrants, and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.   Additionally, cash received from our collaboration partners have totaled $53.0 million through March 31, 2012.

Under the terms of our collaboration and license agreement with Galderma, Galderma will pay to NovaBay reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We believe that our cash equivalents and short-term investments are sufficient to fund our planned operations for at least the next twelve months.  Our capital requirements going forward will depend on numerous factors including:

·	the number and characteristics of product development programs we pursue and the pace of each program;
·	the scope, rate of progress, results and costs of clinical trials;
·	the time, cost and outcome involved in seeking regulatory approvals;
·	our ability to establish and maintain strategic collaborations or partnerships for clinical trials, manufacturing and marketing of our product candidates; and
·	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop.

Cash Used in Operating Activities

For the three months ended March 31, 2012 cash used in operating activities of $2.7 million was primarily attributable to our research and development and general administrative expenses of operating the company and the increase in accounts receivable of over $1.0 million, due to outstanding receivables from Galderma that were paid in early in the second quarter of 2012.

Cash Provided by Investing Activities

For the three months ended March 31, 2012, cash provided by investing activities of $464,000 was attributable to proceeds from the maturity of short-term investments (net of purchases).

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities of $35,000 for the three months ended March 31, 2012, was primarily attributable repayment of a short term borrowing offset by cash received in stock option exercises.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of $26.1 million and $27.2 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2018 and 2031.  As of December 31, 2011 we also had tax credit carryforwards for federal income tax purposes of $356,000.

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

Contractual Obligations

Our commitments at March 31, 2012, consist of an operating lease.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2015 and the total commitment as of March 31, 2012 is $2.4 million due over the lease term, compared to $2.6 million as of December 31, 2011.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of  March 31, 2012 and December 31, 2011, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 27, 2012, which risk factors are set forth below.

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

Our future capital requirements will depend on many factors, including:

·	the extent to which we receive milestone payments or other funding from Galderma, if any;
·	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
·	future clinical trial results;
·	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
·	the cost and timing of regulatory approvals;
·	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
·	the effect of competing technological and market developments;
·	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
·	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We have incurred net losses each year since our inception through December 31, 2011, with the exception of 2009.  For the years ended December 31, 2011 and 2010 we had net losses of approximately $5.1 million and $4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  We had a net loss of $2.5 million in the three months ended March 31, 2012.  Through March 31, 2012, we had an accumulated deficit of approximately $35.8 million.  We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $2.6 million in the three months ended March 31, 2012, and $9.9 million, $8.6 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current drug product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

·	conduct pre-clinical studies and clinical trials for our product candidates in different indications;
·	develop, formulate, manufacture and commercialize our product candidates either independently or with partners;
·	pursue, acquire or in-license additional compounds, products or technologies, or expand the use of our technology;
·	maintain, defend and expand the scope of our intellectual property; and
·	hire additional qualified personnel.

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

Before we can develop and commercialize any new products, we will need to expend significant resources to:

·	undertake and complete clinical trials to demonstrate the efficacy and safety of our product candidates;
·	maintain and expand our intellectual property rights;
·	obtain marketing and other approvals from the FDA and other regulatory agencies; and
·	select collaborative partners with suitable manufacturing and commercial capabilities.

The process of developing new products takes several years. Our product development efforts may fail for many reasons, including:

·	the failure of our product candidates to demonstrate safety and efficacy;
·	the high cost of clinical trials and our lack of financial and other resources; and
·	our inability to partner with firms with sufficient resources to assist us in conducting clinical trials.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and if we do enter into collaborations, these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangement we currently have with Galderma. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

·	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;
·	our shortage of capital resources may impact a willingness on the part of potential companies to collaborate with us;
·	our contracts for collaborative arrangements may be terminable for convenience on written notice and may otherwise expire or terminate, and we may not have alternative funding available;
·	our partners may choose to pursue alternative technologies, including those of our competitors;
·	we may have disputes with a partner that could lead to litigation or arbitration;
·	we do not have day-to-day control over the activities of our partners and have limited control over their decisions;

·
our ability to receive milestones and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates;

·
we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

·	our partners may not devote sufficient capital or resources towards our product candidates; and
·	our partners may not comply with applicable government regulatory requirements.

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

In addition, the completion of clinical trials can be delayed by numerous factors, including:

·	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;
·	slower than expected rates of patient recruitment and enrollment;
·	increases in time required to complete monitoring of patients during or after participation in a trial; and
·	unexpected need for additional patient-related data.

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

Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If such a dispute were to be resolved against us, we may be required to pay substantial damages, including treble damages and attorney’s fees if we were to be found to have willfully infringed a third party’s patent, to the party claiming infringement, develop non-infringing technology, stop selling any products we develop, cease using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Modification of any products we develop or development of new products thereafter could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. In addition, parties making infringement claims may be able to obtain an injunction that would prevent us from selling any products we develop, which could harm our business.

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

As a result of our clinical development, we will have access to very sensitive data regarding the patients enrolled in our clinical trials. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act, or HIPAA, create national standards to protect patients’ medical records and other personal information in the U.S.  These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies like NovaBay. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to function profitably in the future.

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

Even if the FDA approves product candidates that we develop, physicians and patients may not accept and use them. Acceptance and use of our products may depend on a number of factors including:

·	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;
·	published studies demonstrating the cost-effectiveness of our products relative to competing products;
·	availability of reimbursement for our products from government or healthcare payers; and
·	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We will compete for market share against fully integrated pharmaceutical and medical device companies or other companies that develop products independently or collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, have substantially greater capital resources, larger research and development staffs and facilities, and greater financial resources than we do, as well as significantly greater experience in:

·	developing drugs and devices;
·	conducting preclinical testing and human clinical trials;

·	obtaining FDA and other regulatory approvals of product candidates;
·	formulating and manufacturing products; and
·	launching, marketing, distributing and selling products.

Our competitors may:

·	develop and patent processes or products earlier than we will;
·	develop and commercialize products that are less expensive or more efficient than any products that we may develop;
·	obtain regulatory approvals for competing products more rapidly than we will; and
·	improve upon existing technological approaches or develop new or different approaches that render any technology or products we develop obsolete or uncompetitive.

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

The stock prices of many companies in the pharmaceutical and biotechnology industry have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

·	the results of preclinical or clinical trials relating to our product candidates;
·	the announcement of new products by us or our competitors;
·	announcement of partnering arrangements by us or our competitors;
·	quarterly variations in our or our competitors’ results of operations;
·	announcements by us related to litigation;
·	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;
·	developments in our industry; and
·
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

Anti-takeover provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

·	a classified board so that only one of the three classes of directors on our Board of Directors is elected each year;
·	elimination of cumulative voting in the election of directors;
·	procedures for advance notification of stockholder nominations and proposals;
·	the ability of our Board of Directors to amend our bylaws without stockholder approval; and
·
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2012, NovaBay issued warrants to purchase 60,000 shares of its common stock to JSDC, Inc., a vendor, for consulting services.  These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares, and become exercisable monthly through June 30, 2012, and expire on January 2, 2016.  Additionally, NovaBay issued 6,000 shares of restricted common stock to the same vendor.  The issuance of the warrants and shares were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: May 3, 2012	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1
Distribution Agreement, by and between the Company and Pioneer Pharma Co. Ltd., dated as of January 9, 2012 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678); confidential treatment has been requested for portions of this agreement).

10.2
Employment Agreement dated February 17, 2012 by and between the Registrant and Ramin (Ron) Najafi (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.3
Employment Agreement dated February 17, 2012 by and between the Registrant and Thomas J. Paulson (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.4
Employment Agreement dated February 17, 2012 by and between the Registrant and Behzad Khosroviincorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.5
Employment Agreement dated February 17, 2012 by and between the Registrant and Roy Wu (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.6
2012 Named Executive Officer Compensation Disclosure (incorporated by reference to the disclosure in Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2012, SEC File No. 001-33678)).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.