Form 10-Q
period 2012-06-30
NovaBay Pharmaceuticals, Inc.
filed 2012-08-09
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X]

As of August 6, 2012, there were 28,959,362 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		June 30, 2012 and December 31, 2011

	2.	Consolidated Statements of Operations and Comprehensive Loss:	4
		Three and six months ended June 30, 2012 and 2011, and for the cumulative period from July 1, 2002 (inception) to June 30, 2012

	3.	Consolidated Statements of Cash Flows:	5
		Six months ended June 30, 2012 and 2011, and for the cumulative period from July 1, 2002 (inception) to June 30, 2012

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.		Controls and Procedures	24

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	24

Item 2.		Unregistered Sales of Equity Securiteis and Use of Proceeds	40

Item 6.		Exhibits	40

SIGNATURES			41

EXHIBIT INDEX			42

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, NovaBay Pharma®, AgaNase®, Aganocide®, NeutroPhase®, AgaDerm®, Going Beyond AntibioticsTM, BaynovationTM, UrovationTM and DermavationTM are trademarks of NovaBay Pharmaceuticals, Inc.  All other trademarks and trade names are the property of their respective owners.

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$4,653	$8,428
Short-term investments	5,720	5,710
Accounts receivable	9	3
Prepaid expenses and other current assets	506	417
Total current assets	10,888	14,558
Property and equipment, net	1,069	1,270
Other assets	117	135
TOTAL ASSETS	$12,074	$15,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$901	$472
Accrued liabilities	1,306	1,061
Deferred revenue	1,537	1,305
Total current liabilities	3,744	2,838
Deferred revenues - non-current	539	945
Deferred rent	50	115
Warrant liability	2,128	2,721
Total liabilities	6,461	6,619

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 65,000 shares authorized at June 30, 2012 and December 31, 2011; 28,868 and 28,587 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	289	286

Additional paid-in capital	43,427	42,386
Accumulated other comprehensive loss	(62)	(44)
Accumulated deficit during development stage	(38,041)	(33,284)
Total stockholders' equity	5,613	9,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,074	$15,963

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2012	2011	2012	2011	June 30, 2012
Revenue:
License and collaboration revenue	$856	$4,527	$2,172	$7,006	$52,771
Other revenues	15	—	19	11	45
Total revenue	871	4,527	2,191	7,017	52,816

Operating expenses:
Research and development	2,378	2,769	4,642	5,689	55,513
General and administrative	1,368	1,318	2,909	2,833	36,563
Total operating expenses	3,746	4,087	7,551	8,522	92,076
Operating income (loss)	(2,875)	440	(5,360)	(1,505)	(39,260)

Non-cash loss (gain) on change in fair value of warrants	628	—	593	—	(139)
Other income (expense), net	27	(11)	22	(42)	1,443

Income (loss) before income taxes	(2,220)	429	(4,745)	(1,547)	(37,956)
Provision for income taxes	(6)	(4)	(12)	(16)	(85)
Net income (loss)	(2,226)	425	(4,757)	(1,563)	(38,041)

Other comprehensive gain (loss):
Change in unrealized gains (losses) on available-for-sale securities	(20)	4	(18)	(9)	(62)
Total comprehensive income (loss)	$(2,246)	$429	$(4,775)	$(1,572)	$(38,103)

Net loss per share:
Basic and diluted	$(0.08)	$0.02	$(0.17)	$(0.07)
Shares used in per share calculations:
Basic and diluted	28,671	23,480	28,621	23,454

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(4,757)	$(1,563)	$(38,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	216	2,103
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	17	17	42
Loss on disposal of property and equipment	30	14	163
Stock-based compensation expense for options issued to employees and directors	691	552	5,435
Compensation expense for warrants issued for services	34	—	196
Stock-based compensation expense for options and stock issued to non-employees	172	106	1,171
Non-cash loss (gain) on change in fair value of warrants	(593)	—	139
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
Increase in accounts receivable	(6)	(3,066)	(9)
Increase in prepaid expenses and other assets	(63)	(89)	(438)
Increase in accounts payable and accrued liabilities	785	287	2,338
Increase (decrease) in deferred revenue	(174)	192	2,075
Net cash used in operating activities	(3,690)	(3,334)	(25,077)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(117)	(3,217)
Proceeds from disposal of property and equipment	1	—	47
Purchases of short-term investments	(2,929)	(1,546)	(111,475)
Proceeds from maturities and sales of short-term investments	2,875	1,500	105,847
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(57)	(163)	(8,282)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	—	—	17
Proceeds from exercise of options and warrants	43	53	2,062
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payment on) shelf offering, net of costs	—	(11)	6,575
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	(71)	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	(106)	(1,216)
Net cash provided by (used in) financing activities	(28)	(64)	38,012

Net increase (decrease) in cash and cash equivalents	(3,775)	(3,561)	4,653
Cash and cash equivalents, beginning of period	8,428	11,534	—
Cash and cash equivalents, end of period	$4,653	$7,973	$4,653

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

•
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The Company launched a global Phase 2b clinical study in this indication in the second quarter of 2012.

•
Urology – NovaBay’s irrigation solution containing NVC-422 is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The Company reported positive data from Part A of this study and expects to announce top-line results from Part B of this study later in 2012.

NeutroPhase®
In addition to Aganocide compounds, NovaBay is also developing NeutroPhase®, which is an FDA 510(k)-cleared product for wound care.  NeutroPhase is a patented pure hypochlorous acid solution and has the potential to be well suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

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

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of June 30, 2012, the Company continues to conduct clinical trials and has not commenced its planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of June 30, 2012, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

Deposits in these banks may exceed the amount of federal insurance provided on such deposits.  The Company has never experienced any losses related to these balances.  All of its non-interest bearing cash balances were fully insured at June 30, 2012, due to a temporary federal program in effect from December 31, 2010, through December 31, 2012.  Under the program, there is no limit to the amount of insurance coverage for eligible accounts.  Beginning 2013, insurance coverage will revert to the $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balance may exceed federally insured limits.  The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.  Additionally, the Company has established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarters ended June 30, 2012 and 2011, the majority of the Company’s operating revenues were derived from two collaborative partners.

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

Assuming the elements meet the revenue recognition guidelines the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has performance obligations through research and development services that are required because its know-how and expertise related to the technology is proprietary to it, or can only be performed by it, then such up-front fees are deferred and recognized over the period of the performance obligations.  The Company bases the estimate of the period of performance on factors in the contract.  Actual time frames could vary and could result in material changes to the Company’s results of operations.

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

Royalties— The Company recognizes royalty revenues from licensed products upon the sale of the related products.

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

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company’s statements of operations and comprehensive loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net income (loss)	$(2,226)	$425	$(4,757)	$(1,563)

Basic shares	28,671	23,480	28,621	23,454
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	28,671	23,480	28,621	23,454

Basic and diluted net income (loss) per share	$(0.08)	$0.02	$(0.17)	$(0.07)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Stock options	5,967	4,936
Stock warrants	4,773	1,375
	10,740	6,311

Recent Accounting Pronouncements

There have been no recent accounting pronouncement or changes in  accounting pronouncements during the three and six months ended June 30, 2012, as compared to the  recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance to the Company.

NOTE 3. INVESTMENTS

Short-term investments at June 30, 2012, and December 31, 2011, consisted of the following:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$2,883	$—	$(62)	$2,821
Certificates of Deposit	$2,899	$—	$—	$2,899
	$5,782	$—	$(62)	$5,720

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$3,054	$—	$(42)	$3,012
Certificates of deposit	2,700	—	(2)	2,698
	$5,754	$—	$(44)	$5,710

All short-term investments at June 30, 2012, and December 31, 2011, mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $5,000 and $1,000, for the three months ended June 30, 2012 and 2011, respectively. The Company recognized realized losses of 17,000 and $17,000, for the six months ended June 30, 2012 and 2011, respectively.

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

The Company’s warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of these liabilities.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of  June 30, 2012:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using

(in thousands)	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$4,653	$4,653	$—	$—
Short-term investments:
Corporate bonds	2,821	—	2,821	—
Certificates of deposit	2,899	—	2,899	—
Total short-term investments	5,720	—	5,720	—
Total assets	$10,373	$4,653	$5,720	$—

Liabilities
Warrant liability	$2,128	$—	$—	$2,128
Total liabilities	$2,128	$—	$—	$2,128

For the three and six month periods ended June 30, 2012, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on the decrease in the fair value of $628,000 and $593,000 in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2011	$2,721
Adjustment to fair value at June 30, 2012	(593)
Total warrant liability at June 30, 2012	$2,128

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020.  Rent expense was approximately $187,000 and $256,000 for the three months ended June, 2012 and 2011, respectively.   Rent expense was approximately $445,000 and $509,000 for the six months ended June, 2012 and 2011, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with its bylaws, the Company indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of June 30, 2012.

  In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited.  Historically, costs related to these indemnification provisions have been immaterial.  The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2012, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing.  As part of this transaction, 3,488,005 warrants were issued with an exercise price of $1.33 and were exercisable on January 1, 2012, and expire on July 5, 2016.  The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision where the warrant holder would have the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities).  Due to this provision, ASC 480 requires that these warrants be classified as liabilities.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss.  The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.  In addition, after January 5, 2012, and if the closing bid price per share of the common stock on the principal market equals or exceeds $2.66 for any ten trading days (which are not required to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders, which would result in gross proceeds to the Company of approximately $1.5 million.

The key assumptions used to value the warrants were as follows:

June 30,
Assumption	2012
Expected price volatility	70%
Expected term (in years)	4.01
Risk-free interest rate	0.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.61

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

Stock Warrants

The Company had outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share. These outstanding warrants were exercisable at June 30, 2012, and expire on August 26, 2014.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2011, warrants to purchase 3,488,005 shares were issued in connection with the Company’s July 2011 Registered Direct Financing.  These warrants were issued with an exercise price of $1.33 per share and are exercisable 180 days after the closing of the offering on January 1, 2012, and expire on July 5, 2016.  See Note 6 for further details on these warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, and expire on January 2, 2016.  The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.37 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized expense of $14,000 and $34,000 during the three and six months ended June 30, 2012, respectively, related to these warrants.

The detail of all outstanding warrants as of June 30, 2012, is as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,863,005	$1.77
Warrants issued	60,000	$3.13
Warrants expired	(150,000)	$4.00
Outstanding at June 30, 2012	4,773,005	$1.72

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the Company’s Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  As of June 30, 2012, there were 351,754 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2012, and activity during the six-month period then ended:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,299	$1.62
Options granted	878	$1.37
Options exercised	(205)	$0.20
Options forfeited/cancelled	(5)	$2.28
Outstanding at June 30, 2012	5,967	$1.63	7.12	$905

Vested and expected to vest at June 30, 2012	5,775	$1.65	7.07	$849

Vested at June 30, 2012	3,746	$1.87	6.09	$373

Exercisable at June 30, 2012	3,746	$1.87	6.09	$373

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

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Six Months Ended June 30,
Assumption	2012	2011
Expected price volatility	94%	93%
Expected term (in years)	4.42	5.23
Risk-free interest rate	0.73%	2.10%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.93	$1.21

For the three months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $349,000 and $259,000, respectively, for option awards to employees and directors.  For the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $691,000 and $552,000, respectively, for option awards to employees and directors.  As of June 30, 2012, total unrecognized compensation cost related to unvested stock options was $1.6 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.98 years.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2012 and 2011, the Company granted options to purchase an aggregate of 72,500 and 50,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.  Additionally, during the six months ended June 30, 2012 and 2011, the Company issued 76,327 and 42,612 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
Assumption	2012	2011
Expected price volatility	90%	92%
Expected term (in years)	8.66	5.23
Risk-free interest rate	1.49%	2.00%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.10	$1.22

For the three months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense (benefit) of $46,000 and $(24,000), respectively, related to non-employee stock and option grants.  For the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $172,000 and $106,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the options and stock discussed above is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Research and development	$121	$57	$246	$195
General and administrative	273	178	617	463
Total stock-based compensation expense	$394	$235	$863	$658

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

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that the Company share such development costs.  Under the original agreement, the Company was supporting the ongoing development program for impetigo; however under the second amendment, entered into on December 2, 2010, Galderma has exercised its option and increased its support to cover the cost of development for this indication.  Upon the achievement of a specified milestone, Galderma will reimburse NovaBay for specified, previously incurred expenses related to the development of the impetigo program.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Amortization of Upfront Technology Access Fee	$315	$315	$630	$630
On-going Research and Development (FTE)	401	388	802	776
Materials, Equipment, and Contract Study Costs	—	527	589	752
Milestone payments	—	—	—	500
Total	$716	$1,230	$2,021	$2,658

The Company had deferred revenue balances of $1.6 million and $2.2 million at June 30, 2012, and December 31, 2011, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of June 30, 2012, the Company has earned $4.25 million in milestone payments.  As of June 30, 2012, the Company has not earned or received any royalty payments under the Galderma agreement.

Pioneer Pharma Co., Ltd.

In January 2012, the Company entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, NovaBay received an upfront payment of $312,500.  In addition, NovaBay is entitled to receive $312,500 within 30 days of the submission of the first marketing approval for the product to the SFDA and $625,000 upon receipt of an MAA approval of the product from SFDA.

During the three months ended June 30, 2012 and 2011, the Company recognized $16,000 and $0, respectively, related to the amortization of the upfront technology access fee.  During the six months ended June 30, 2012 and 2011, the Company recognized $26,000 and $0, respectively, related to the amortization of the upfront technology access fee.

At June 30, 2012, and December 31, 2011, the Company had deferred revenue balances or $286,000 and $0 related to the Pioneer partnership agreement.

Virbac

In April 2012, the Company entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, NovaBay received an upfront payment of $150,000 and is entitled to additional support for research and development.  Virbac will conduct veterinary studies using NovaBay’s Aganocide compounds in order to assess feasibility for treating several veterinary indications.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Amortization of Upfront Technology Access Fee	$38	$—	$38	$—
On-going Research and Development (FTE)	87	—	87	—
Total	$125	$—	$125	$—

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alcon Manufacturing, Ltd.

In August 2006, the Company entered into a collaboration and license agreement with Alcon Manufacturing, Ltd. (Alcon) to license to Alcon the exclusive rights to develop, manufacture and commercialize products incorporating the Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solution. This agreement was terminated in 2011.  Under the terms of the agreement, the Company received semi-annual payments to support on-going research and development activities over the term of the agreement. The research and development support payments included amounts to fund a specified number of personnel engaged in collaboration activities and to reimburse for qualified equipment, materials and contract study costs.

Revenue has been recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Amortization of Upfront Technology Access Fee	$—	$—	$—	$—
On-going Research and Development (FTE)	—	1,051	—	2,102
Materials, Equipment, and Contract Study Costs	—	246	—	246
Termination Fee	—	2,000	—	2,000
	$—	$3,297	$—	$4,348

At June 30, 2012 and December 31, 2011, the Company had no deferred revenue balances related to the Alcon agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the issuance date of the financial statements.  The Company is not aware of any significant events, other than those disclosed above, that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on the Company’s consolidated financial statements.

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

•
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The company launched a global Phase 2b clinical study in this indication during the second quarter of 2012.

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

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  Under the original agreement, we were supporting the ongoing development program for impetigo; however under the second amendment, entered into on December 2, 2010, Galderma has exercised its option and increased its support to cover the cost of development for this indication.  Upon the achievement of a specified milestone, Galderma will reimburse us for specified, previously incurred expenses related to the development of the impetigo program.  We retain the right to co-market products resulting from the agreement in Japan.  In addition, we have retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

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

In April 2012, we entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, we received an upfront payment of $150,000 and are entitled to additional support for research and development.  Virbac will conduct veterinary studies using our Aganocide compounds in order to assess feasibility for treating several veterinary indications.

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

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and, prior to termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011.  As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of June 30, 2012, we had an accumulated deficit of $38.0 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

       In May 2012, we announced that we had enrolled the first patients in our global Phase 2b clinical study, evaluating our lead compound, NVC-422, for treating adenoviral conjunctivitis, a highly contagious form of “pink eye.”   After providing suggestions and insight into the design of the trial at an End-of-Phase 2A meeting, the Food and Drug Administration (FDA) confirmed that the trial has all the design elements (controls, sample size, end-points) of a pivotal trial.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and June 30, 2011

License and Collaboration Revenue

License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Galderma, Virbac, Pioneer Pharma and Alcon including amortization of up-front licensing fees and reimbursements for the funding of research and development activities performed during the period.

Total license and collaboration revenue was $856,000 for the three months ended June 30, 2012, compared to $4.5 million for the three months ended June 30, 2011.  Total license and collaboration revenue was $2.2 million for the six months ended June 30, 2012, compared to $7.0 million for the six months ended June 30, 2011.  The majority of this decrease resulted from the termination of the Alcon agreement in 2011, which included a $2.0 million termination fee, offset to some degree by the addition of revenues from the collaborations with Virbac and Pioneer Pharma.  Additionally the receipt of the $500,000 milestone from Galderma in the first quarter of 2011 was not repeated in 2012, but our reimbursements under the contract increased in 2012 as we scaled up the production of  NVC-422 to proceed with the Phase 2b trial that we expect to commence in the third quarter of 2012.

To the extent we earn milestone payments in the future under our collaboration with Galderma and our new collaborations with Pioneer Pharma and Virbac, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from this collaboration.

Research and Development

Total research and development expenses decreased by 14% to $2.4 million for the three months ended June 30, 2012 from $2.8 million for the three months ended June 30, 2011.  Total research and development expenses decreased by 18% to $4.6 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011.  The decrease relates to the termination of the research activities related to Alcon in 2011 and cost cutting efforts, partially offset by the increase in clinical activities as we scale up our Impetigo, Conjunctivitis and UCBE trials.

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

General and Administrative

General and administrative expenses were $1.4 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011.  General and administrative expenses were $2.9 million for the six months ended June 30, 2012 compared to $2.8 million for the six months ended June 30, 2011.  The costs were relatively consistent across these periods and we expect general and administrative expenses to continue to remain relatively flat for the remainder of 2012 in comparison to 2011.

Non-Cash Gain (Loss) on Change in Fair Value of Warrants

The non-cash gain on decrease in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market conditions and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an income of $27,000 for the three months ended June 30, 2012 compared to an expense of $(11,000) for the three months ended June 30, 2011.  Other income (expense), net was an income of 22,000 for the six months ended June 30, 2012 compared to an expense of $(42,000) for the six months ended June 30, 2011.  This change was primarily attributable to better returns from our investments in 2012.

We expect that other income (expense), net will fluctuate based on our cash balances and the fluctuation in interest rates.

Liquidity and Capital Resources

As of June 30, 2012, we had cash, cash equivalents, and short-term investments of $10.4 million, compared to $14.1 million at December 31, 2011.  We have incurred cumulative net losses of $38.0 million since inception through June 30, 2012.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering, of stock and warrants, and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.   Additionally, cash received from our collaboration partners have totaled $54.7 million through June 30, 2012.

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

Cash Used in Operating Activities

For the six months ended June 30, 2012, cash used in operating activities of $3.7 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Provided by Investing Activities

For the six months ended June 30, 2012, cash used in investing activities of $57,000 was attributable to purchases of short-term investments, partially offset by proceeds from the maturity of short-term investments.

Cash Used in Financing Activities

Net cash used in financing activities of $28,000 for the six months ended June 30, 2012, was primarily attributable repayment of a short term borrowing offset in part by cash received in stock option exercises.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of $26.1 million and $27.2 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2018 and 2031.  As of December 31, 2011, we also had tax credit carryforwards for federal income tax purposes of $356,000.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of past and future ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future. There can be no assurances, however, that our business will not be affected by inflation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our commitments at June 30, 2012, consist of an operating lease.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2020, and the total commitment as of June 30, 2012, is $4.9 million due over the lease term, compared to $2.6 million as of December 31, 2011, due to renegotiation of the lease and extension of the expiration date.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2012, and December 31, 2011, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

On March 1, 2012, NovaBay Pharmaceuticals, Inc. and Emery Station Associates II, LLC, entered into an amendment to the Office Lease dated June 3, 2004, as subsequently amended, by and between NovaBay Pharmaceuticals and Emery Station Associates II, LLC.  The amendment to the Office Lease reduced the rentable space from 18,423 to 14,544 square feet, and extended the term by five years from October 31, 2015 to October 31, 2020.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 27, 2012, which risk factors are set forth below, except for those risk factors denoted by an asterisk (*).

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

*We are an early stage company with a history of losses and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.

We have incurred net losses each year since our inception through December 31, 2011, with the exception of 2009.  For the years ended December 31, 2011 and 2010, we had net losses of approximately $5.1 million and $4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  We had a net loss of $4.8 million in the six months ended June 30, 2012.  Through June 30, 2012, we had an accumulated deficit of approximately $38.0 million.  We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $4.6 million in the six months ended June 30, 2012, and $9.9 million, $8.6 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current drug product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, NovaBay issued 6,000 shares of restricted common stock to JSDC, Inc., a vendor, for consulting services.   The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.	EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: August 8, 2012	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1	2007 Omnibus Incentive Plan, as amended and restated

10.2	Seventh Amendment to Lease Between Emery Station Office II, L.L.C. and NovaBay Pharmaceuticals, Inc.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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