Form 10-Q
period 2012-09-30
NovaBay Pharmaceuticals, Inc.
filed 2012-11-01
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, there were 29,840,989 shares of the registrant’s common stock outstanding.

 NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:
		September 30, 2012 and December 31, 2011	3

	2.	Consolidated Statements of Operations and Comprehensive Loss:	4
		Three and six months ended September 30, 2012 and 2011, and for the cumulative period from July 1, 2002 (inception) to September 30, 2012

	3.	Consolidated Statements of Cash Flows:	5
		Six months ended September 30, 2012 and 2011, and for the cumulative period from July 1, 2002 (inception) to September 30, 2012

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.		Controls and Procedures	24

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	25

Item 6.		Exhibits	41

SIGNATURES			42

EXHIBIT INDEX			43

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

PART I
FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,219	$8,428
Short-term investments	4,663	5,710
Accounts receivable	126	3
Prepaid expenses and other current assets	508	417
Total current assets	12,516	14,558
Property and equipment, net	1,037	1,270
Other assets	117	135
TOTAL ASSETS	$13,670	$15,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,051	$472
Accrued liabilities	1,572	1,061
Deferred revenue	1,409	1,305
Total current liabilities	4,032	2,838
Deferred revenues - non-current	208	945
Deferred rent	67	115
Warrant liability	1,919	2,721
Total liabilities	6,226	6,619

Stockholders' Equity:
	—	—
Common stock, $0.01 par value; 65,000 shares authorized at September 30, 2012 and December 31, 2011; 29,747 and 28,587 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	297	286

Additional paid-in capital	45,137	42,386
Accumulated other comprehensive loss	(29)	(44)
Accumulated deficit during development stage	(37,961)	(33,284)
Total stockholders' equity	7,444	9,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,670	$15,963

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to September 30,
(in thousands, except per share data)	2012	2011	2012	2011	2012
Revenue:
License and collaboration revenue	$3,617	$2,762	$5,794	$9,768	$56,393
Other revenues	25	10	40	21	66
Total revenue	3,642	2,772	5,834	9,789	56,459

Operating expenses:
Research and development	2,514	2,023	7,156	7,712	58,027
General and administrative	1,234	1,097	4,145	3,930	37,799
Total operating expenses	3,748	3,120	11,301	11,642	95,826
Operating income (loss)	(106)	(348)	(5,467)	(1,853)	(39,367)

Non-cash loss (gain) on change in fair value of warrants	209	453	802	453	70
Other income (expense), net	(17)	6	5	(36)	1,426

Income (loss) before income taxes	86	111	(4,660)	(1,436)	(37,871)
Provision for income taxes	(6)	(5)	(17)	(21)	(90)
Net income (loss)	80	106	(4,677)	(1,457)	(37,961)

Other comprehensive gain (loss):
Change in unrealized gains (losses) on available-for-sale securities	33	(5)	15	5	(29)
Total comprehensive income (loss)	$113	$101	$(4,662)	$(1,452)	$(37,990)

Net loss per share:
Basic	$0.00	$0.00	$(0.16)	$(0.06)
Diluted	$0.00	$0.00	$(0.16)	$(0.06)
Shares used in per share calculations:
Basic	28,861	27,902	28,702	24,953
Diluted	29,284	27,902	28,702	24,953

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to September 30,
(in thousands)	2012	2011	2012
Cash flows from operating activities:
Net loss	$(4,677)	$(1,457)	$(37,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	321	2,185
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	65	19	90
Loss on disposal of property and equipment	30	12	163
Stock-based compensation expense for options issued to employees and directors	1,021	801	5,765
Compensation expense for warrants issued for services	34	—	196
Stock-based compensation expense for options and stock issued to non-employees	187	93	1,186
Non-cash gain on change in fair value of warrants	(802)	(453)	(70)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
Increase in accounts receivable	(123)	(1,325)	(126)
(Increase) decrease in prepaid expenses and other assets	(67)	219	(442)
Increase (decrease) in accounts payable and accrued liabilities	1,277	(167)	2,830
Increase (decrease) in deferred revenue	(633)	(616)	1,616
Net cash used in operating activities	(3,432)	(2,553)	(24,819)

Cash flows from investing activities:
Purchases of property and equipment	(54)	(117)	(3,267)
Proceeds from disposal of property and equipment	1	—	47
Purchases of short-term investments	(3,434)	(3,238)	(111,980)
Proceeds from maturities and sales of short-term investments	4,424	2,225	107,396
Cash acquired in purchase of LLC	—	—	516
Net cash provided by (used in) investing activities	937	(1,130)	(7,288)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	1,300	1	1,317
Proceeds from exercise of options and warrants	57	52	2,076
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from (payment on) shelf offering, net of costs	—	4,632	6,575
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	(71)	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	(106)	(1,216)
Net cash provided by financing activities	1,286	4,579	39,326

Net increase (decrease) in cash and cash equivalents	(1,209)	896	7,219
Cash and cash equivalents, beginning of period	8,428	11,534	—
Cash and cash equivalents, end of period	$7,219	$12,430	$7,219

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

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  A Phase 2b clinical study was launched during the third quarter of 2012.

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

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  In September 2012, NovaBay announced that that it had entered into an additional distribution agreement with Pioneer Pharma Co., Ltd which expanded the commercial relationship to include select Asian markets in addition to China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2012.

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

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of September 30, 2012, the Company continues to conduct clinical trials and has not commenced its planned principal operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NovaBay Pharmaceuticals Canada, Inc. and DermaBay, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development, license agreements and product distribution agreements as they relate to revenue recognition, assumptions for valuing options and warrants, and income taxes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of September 30, 2012, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

Deposits in these banks may exceed the amount of federal insurance provided on such deposits.  The Company has never experienced any losses related to these balances.  All of its non-interest bearing cash balances were fully insured at September 30, 2012, due to a temporary federal program in effect from December 31, 2010, through December 31, 2012.  Under the program, there is no limit to the amount of insurance coverage for eligible accounts.  Beginning 2013, insurance coverage will revert to the $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balance may exceed federally insured limits.  The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.  Additionally, the Company has established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended September 30, 2012, the majority of the Company’s operating revenues were derived from three collaborative partners.  During the quarter ended September 30, 2011, the majority of the Company’s operating revenues were derived from two collaborative partners.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of certain milestones and royalties on net product sales. In accordance with revenue recognition criteria under U.S. GAAP, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and revenue is recognized over the performance obligation period or over the period of the last deliverable in the arrangement.  Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net income (loss)	$80	$106	$(4,677)	$(1,457)

Basic shares	28,861	27,902	28,702	24,953
Add: shares issued upon assumed exercise of stock options and warrants	423	—	—	—
Diluted shares	29,284	27,902	28,702	24,953

Basic net income (loss) per share	$0.00	$0.00	$(0.16)	$(0.06)
Diluted net income (loss) per share	$0.00	$0.00	$(0.16)	$(0.06)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Stock options	6,205	4,898
Stock warrants	5,573	4,863
	11,778	9,761

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

There have been no recent accounting pronouncement or changes in  accounting pronouncements during the three and nine months ended September 30, 2012, as compared to the  recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance to the Company.

NOTE 3. INVESTMENTS

Short-term investments at September 30, 2012, and December 31, 2011, consisted of the following:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$1,288	$—	$(29)	$1,259
Municipal Bonds	305	—	—	305
Certificates of Deposit	$3,099	$—	$—	$3,099
	$4,692	$—	$(29)	$4,663

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$3,054	$—	$(42)	$3,012
Certificates of deposit	2,700	—	(2)	2,698
	$5,754	$—	$(44)	$5,710

All short-term investments at September 30, 2012, and December 31, 2011, mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $46,000 and $2,000, for the three months ended September 30, 2012 and 2011, respectively. The Company recognized realized losses of 65,000 and $19,000, for the nine months ended September 30, 2012 and 2011, respectively.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements Using

(in thousands)	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$7,219	$7,219	$—	$—
Short-term investments:
Corporate bonds	1,259	—	1,259	—
Municipal bonds	305	—	305
Certificates of deposit	3,099	—	3,099	—
Total short-term investments	4,663	—	4,663	—
Total assets	$11,882	$7,219	$4,663	$—

Liabilities
Warrant liability	$1,919	$—	$—	$1,919
Total liabilities	$1,919	$—	$—	$1,919

For the three and nine month periods ended September 30, 2012, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on the decrease in the fair value of $209,000 and $802,000 in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2011	$2,721
Adjustment to fair value at September 30, 2012	(802)
Total warrant liability at September 30, 2012	$1,919

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020.  Rent expense was approximately $145,000 and $252,000 for the three months ended September 30, 2012 and 2011, respectively.   Rent expense was approximately $591,000 and $761,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with its bylaws, the Company indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of September 30, 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited.  Historically, costs related to these indemnification provisions have been immaterial.  The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2012.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2012, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

Assumption	2012
Expected price volatility	70%
Expected term (in years)	3.76
Risk-free interest rate	0.43%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.55

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

Stock Warrants

The Company had outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share. These outstanding warrants were exercisable at September 30, 2012, and expire on August 26, 2014.

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

In January 2012, warrants to purchase 60,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, and expire on January 2, 2016.  The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.37 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized expense of $0 and $34,000 during the three and nine months ended September 30, 2012, respectively, related to these warrants.

In September 2012, warrants to purchase 800,000 shares were issued to Pioneer Pharma Co., Ltd as part of a unit purchase agreement that was accounted for along with an expanded partnership agreement.  These warrants were issued with an exercise price of $1.50 per share, are exercisable immediately, and expire on August 31, 2013.  The warrants were valued at approximately $240,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 73%, (2) a risk-free interest rate of 0.13% and (3) an expected life of 0.50 years. Due to the consolidated accounting of this agreement along with the expanded partnership agreement, the Company accounted for the stock and the fair value of these warrants as equity.

The detail of all outstanding warrants as of September 30, 2012, is as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,863,005	$1.77
Warrants issued	860,000	$1.61
Warrants expired	(150,000)	$4.00
Outstanding at September 30, 2012	5,573,005	$1.69

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to the Company’s Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  As of September 30, 2012, there were 77,090 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at September 30, 2012, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,299	$1.62
Options granted	1,164	$1.34
Options exercised	(234)	$0.25
Options forfeited/cancelled	(24)	$1.55
Outstanding at September 30, 2012	6,205	$1.62	7.03	$806

Vested and expected to vest at September 30, 2012	5,991	$1.64	6.97	$761

Vested at September 30, 2012	4,061	$1.84	6.09	$343

Exercisable at September 30, 2012	4,061	$1.84	6.09	$343

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

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Nine Months Ended September 30,
Assumption	2012	2011
Expected price volatility	94%	91%
Expected term (in years)	4.56	5.46
Risk-free interest rate	0.71%	1.54%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.91	$1.00

For the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $330,000 and $249,000, respectively, for option awards to employees and directors.  For the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $1.0 million and $801,000, respectively, for option awards to employees and directors.  As of September 30, 2012, total unrecognized compensation cost related to unvested stock options was $1.4 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.21 years.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Awards to Non-Employees

During the three months ended September 30, 2012 and 2011, the Company granted options to purchase an aggregate of 2,000 and 0 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.   During the nine months ended September 30, 2012 and 2011, the Company granted options to purchase an aggregate of 59,500 and 50,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.  Additionally, during the nine months ended September 30, 2012 and 2011, the Company issued 83,816 and 42,612 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.  The stock and the stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2012	2011
Expected price volatility	89%	91%
Expected term (in years)	8.59	5.24
Risk-free interest rate	1.46%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.08	$1.09

For the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense (benefit) of $12,000 and $(13,000), respectively, related to non-employee stock and option grants.  For the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $204,000 and $93,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in results of operations for the options and stock discussed above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Research and development	$98	$52	$344	$247
General and administrative	244	184	898	647
Total stock-based compensation expense	$342	$236	$1,242	$894

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Amortization of Upfront Technology Access Fee	$314	$315	$945	$945
On-going Research and Development (FTE)	2,953	388	3,760	1,164
Materials, Equipment, and Contract Study Costs	167	1,696	755	2,448
Milestone payments	—	—	—	500
Total	$3,434	$2,399	$5,460	$5,057

The Company had deferred revenue balances of $1.3 million and $2.2 million at September 30, 2012, and December 31, 2011, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of September 30, 2012, the Company has received $4.25 million in milestone payments.  As of September 30, 2012, the Company has not earned or received any royalty payments under the Galderma agreement.

Pioneer Pharma Co., Ltd.

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, NovaBay received an upfront payment of $312,500.  In addition, NovaBay is entitled to receive $312,500 within 30 days of the submission of the first marketing approval for the product to the SFDA and $625,000 upon receipt of an MAA approval of the product from SFDA.

In September 2012, the Companies entered into a unit purchase agreement and a second distribution agreement to expand the commercial relationship to include select regions of Asia.  Under the terms of the agreement, NovaBay received an upfront payment of $250,000 and a $1.0 million equity investment, with additional payments and equity totaling $1.7 million that may be triggered by certain milestones.

During the three months ended September 30, 2012 and 2011, the Company recognized $16,000 and $0, respectively, related to the amortization of the upfront technology access fee.  During the nine months ended September 30, 2012 and 2011, the Company recognized $42,000 and $0, respectively, related to the amortization of the upfront technology access fee.

At September 30, 2012, and December 31, 2011, the Company had deferred revenue balances of $271,000 and $0 related to the Pioneer distribution agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Amortization of Upfront Technology Access Fee	$38	$—	$75	$—
On-going Research and Development (FTE)	87	—	175	—
Materials, Equipment, and Contract Study Costs	42	—	42	—
Total	$167	$—	$292	$—

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

Revenue has been recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Amortization of Upfront Technology Access Fee	$—	$—	$—	$—
On-going Research and Development (FTE)	—	363	—	2,465
Materials, Equipment, and Contract Study Costs	—	—	—	246
Termination Fee	—	—	—	2,000
	$—	$363	$—	$4,711

At September 30, 2012, and December 31, 2011, the Company had no deferred revenue balances related to the Alcon agreement.

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

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by NVC-422, are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of NVC-422 for treating the highly contagious skin infection, impetigo.  Enrollment into a global Phase 2b clinical study has begun, and clinical data results are expected in mid-2013.

•
Ophthalmology - NovaBay is developing an eye drop formulation of NVC-422 for treating viral conjunctivitis, for which there is currently no FDA-approved treatment.  The company launched a global Phase 2b clinical study in this indication during the second quarter of 2012 and clinical data results are expected in the second half of 2013.

•
Urology – NovaBay’s irrigation solution containing NVC-422 is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  Company reported positive data from the Phase 2a study and is evaluating the effect of an alternate more potent formulation of NVC-422 in Phase 2b. Results are expected in the first half of 2013.

NeutroPhase®
NovaBay is also developing NeutroPhase®, which is an FDA 510(k)-cleared product for wound care.  NeutroPhase is a patented pure hypochlorous acid solution and has the potential to be well suited to treat the six million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  In September 2012, NovaBay announced that it had entered into an additional distribution agreement with Pioneer Pharma Co., Ltd which expanded the commercial relationship to include select Asian markets in addition to China.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during the remainder of 2012 and into 2013.

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

In January 2012, we entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, we received an upfront payment of $312,500.  In addition, we are entitled to receive $312,500 within 30 days of the submission of the first marketing approval for the product to the SFDA and $625,000 upon receipt of an MAA approval of the product from SFDA.

In September 2012, we entered into a second distribution agreement and a unit purchase agreement with Pioneer Pharma Co., Ltd., for the commercialization of NeutroPhase in select Asian markets in addition to China.  Under the terms of the agreements, we received an upfront payment of $250,000 and an equity investment of $1.0 million.  In addition, we are entitled to receive $250,000 by December 15, 2012, an additional $100,000 within 30 days of the submission of the first marketing approval for the product, $100,000 upon receipt of an MAA approval and an additional equity investment of $1.5 million.

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

To date, we have generated no revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and, prior to termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011.  As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of September 30, 2012, we had an accumulated deficit of $38.0 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In September 2012, we announced we have received $2.6 million from our partner Galderma S.A., a global leading pharmaceutical company exclusively focused on dermatology. The payment is associated with the clinical advancement of NovaBay's “non-antibiotic, anti-infective” Aganocide® compound NVC-422 as a topical formulation moving to replace traditional antibiotics for the impetigo treatment, a highly contagious skin infection caused by common bacteria such as methicillin-resistant Staphylococcus aureus (MRSA).

In September 2012, we announced that the first patients have been enrolled in the companies’ Phase 2b clinical study of a proprietary topical formulation of NVC-422 for the treatment of impetigo. The study is expected to enroll over 300 patients at 24 clinical sites in four countries worldwide and aims to confirm efficacy and evaluate 2 different dosage regimens.

In September 2012, we announced that we have expanded our distribution agreement with Naqu Area Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase Skin and Wound Cleanser in select Asian markets in addition to China.

In September 2012, we announced NeutroPhase Skin and Wound Cleanser in combination with negative pressure wound therapy (NPWT) is featured in a case study as a new therapeutic technique for the management of necrotizing fasciitis. The case study titled, “Treatment of Acute Necrotizing Fasciitis Using Adjunctive Pure Hypochlorous Acid,” was presented at the 2012 Fall Symposium on Advanced Wound Care (SAWC), in Baltimore, Md.

In August 2012, we announced that we received 510(k) clearance from the Food and Drug Administration (FDA) to market NeutroPhase® Skin and Wound Cleanser under widened indications including the moistening and debriding of graft and donor sites. Concurrently, the FDA cleared NeutroPhase to be administered through a new convenient spray pump.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012, and September 30, 2011

License and Collaboration Revenue

License and collaboration revenue consisted almost exclusively of amounts earned under the license and collaboration agreements with Galderma, Virbac, Pioneer Pharma and Alcon, including amortization of up-front licensing fees and reimbursements for the funding of research and development activities performed during the period.

Total license and collaboration revenue was $3.6 million for the three months ended September 30, 2012, compared to $2.8 million for the three months ended September 30, 2011.  Total license and collaboration revenue was $5.8 million for the nine months ended September 30, 2012, compared to $9.8 million for the nine months ended September 30, 2011.  The increase over the three month time frame results from the receipt of $2.6 million in reimbursements from Galderma in 2012 and the addition of the Virbac and Pioneer collaborations.  The majority of the decrease in the nine month period resulted from the termination of the Alcon agreement in 2011, which included FTE payments and a $2.0 million termination fee, offset to some degree by the addition of revenues from the collaborations with Virbac and Pioneer Pharma and the Galderma reimbursements.

To the extent we earn milestone payments in the future under our collaboration with Galderma and our new collaborations with Pioneer Pharma and Virbac, we would expect revenues to increase.  However, we cannot predict if and when we will receive any milestone or royalty payments from this collaboration.

Research and Development

Total research and development expenses increased by 24% to $2.5 million for the three months ended September 30, 2012, from $2.0 million for the three months ended September 30, 2011.  Total research and development expenses decreased by 7% to $7.2 million for the nine months ended September 30, 2012 from $7.7 million for the nine months ended September 30, 2011.  The three month increase relates to the increased clinical activities related to Conjunctivitis and UCBE during the quarter.  The decrease over the nine month period relates to the termination of the research activities related to Alcon in 2011 and cost cutting efforts, partially offset by the increase in clinical activities as we scale up our Impetigo, Conjunctivitis and UCBE trials.

We expect to incur increasing research and development and clinical expenses through the remainder of 2012 and in subsequent years as we continue to increase our focus on clinical trials and developing product candidates, both independently and in collaboration with Galderma.  In particular, we expect to incur ongoing clinical and manufacturing expenses during the remainder of 2012 in connection with our dermatology, ophthalmic and urology programs.

General and Administrative

General and administrative expenses were $1.2 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended September 30, 2011.  General and administrative expenses were $4.1 million for the nine months ended September 30, 2012 compared to $3.9 million for the nine months ended September 30, 2011.  These increases are primarily related to increased investor relation expenses, including the warrants issued to JSDC for services related to investor relations, and increased travel, partially offset by reduced facilities expense following the renegotiation of our lease in 2012 contributed to the increase.  We do not expect significant increases in our general and administrative expenses, but may incur some increases as we gear up to market Neutrophase late in 2012.

Non-Cash Gain (Loss) on Change in Fair Value of Warrants

The non-cash gain on decrease in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market conditions and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an expense of $17,000 for the three months ended September 30, 2012 compared to income of $6,000 for the three months ended September 30, 2011.  Other income (expense), net was an income of $5,000 for the nine months ended September 30, 2012 compared to an expense of $36,000 for the nine months ended September 30, 2011.  These changes were primarily attributable to fluctuating returns from our investments in 2012.

We expect that other income (expense), net will fluctuate based on our cash balances and the fluctuation in interest rates.

Liquidity and Capital Resources

As of September 30, 2012, we had cash, cash equivalents, and short-term investments of $11.9 million, compared to $14.1 million at December 31, 2011.  We have incurred cumulative net losses of $38.0 million since inception through September 30, 2012.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering, of stock and warrants, and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.   Additionally, cash received from our collaboration partners have totaled $59.0 million through September 30, 2012.

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

Cash Used in Operating Activities

For the nine months ended September 30, 2012, cash used in operating activities of $3.4 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Provided by Investing Activities

For the nine months ended September 30, 2012, cash provided by investing activities of $937,000 was attributable to proceeds from the maturity of short-term investments, partially offset by purchases of short-term investments.

Cash Used in Financing Activities

Net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2012, was primarily attributable cash received from the sale of unregistered shares and warrants to purchase shares of our common stock to Pioneer and stock option exercises, partially offset by the repayment of a short term borrowing.

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

Contractual Obligations

Our commitments at September 30, 2012, consist of an operating lease.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2020, and the total commitment as of September 30, 2012, is $4.9 million due over the lease term, compared to $2.6 million as of December 31, 2011, due to renegotiation of the lease and extension of the expiration date.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2012, and December 31, 2011, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred annual net losses each year since our inception through December 31, 2011, with the exception of 2009.  For the years ended December 31, 2011 and 2010, we had net losses of approximately $5.1 million and $4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  We had a net loss of $4.5 million in the nine months ended September 30, 2012.  Through September 30, 2012, we had an accumulated deficit of approximately $38.0 million.  We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $7.2 million in the nine months ended September 30, 2012, and $9.9 million, $8.6 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We do not expect any of our current drug product candidates to be commercialized within the next several years, if at all. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We currently only have one marketable product in the USA- NeutroPhase, and if we are unable to develop and obtain regulatory approval for other products that we develop, we may never generate product revenues.

To date, our revenues have been derived solely from research and development collaboration and license agreements. While NeutroPhase has been approved for commercialization as a medical device in the United States, we have never generated revenues from sales of products and we cannot guarantee that we will have other marketable drugs or other products. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. The greater part of our commercial revenues from sales of products will be derived from sales of products that may not be commercially available for at least the next several years, if at all.

If we fail to comply with the FDA’s rules and regulations and are subject to a FDA recall as part of an FDA enforcement action, the associated costs could like have a material adverse effect on our business, financial position, results of operations and cash flows.

Our Company, our products, the manufacturing facilities for our products, the distribution of our products, and our promotion and marketing materials are subject to strict and continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements. If we fail to comply with the FDA’s rules and regulations, we could be subject to an enforcement action by the FDA. The FDA could undertake regulatory actions, including seeking a consent decree, recalling or seizing our products, ordering a total or partial shutdown of production, delaying future marketing clearances or approvals, and withdrawing or suspending certain of our current products from the market. A product recall, restriction, or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost revenues due to the unavailability of one or more of our products for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal could divert significant management attention and financial resources. If any of our products are subject to an FDA recall, we could incur significant costs and suffer economic losses. Production of our products could be suspended and we could be required to establish inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products our third-party contractors manufacture. A recall of a material amount of our products could have a significant, unfavorable impact on our future gross margins.

If our products fail to comply with FDA and other governmental regulations, or our products are deemed defective, we may be required to recall our products and we could suffer adverse public relations that could adversely impact our sales, operating results, and reputation which would adversely affect our business operations.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. Governmental authorities can also require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may also voluntarily elect to recall, restrict the use of a product or withdraw products that we consider below our standards, whether for quality, packaging, appearance or otherwise, in order to protect our brand reputation.
Product recalls, product liability claims (even if unmerited), or any other events that cause consumers to no longer associate our brand with high quality and safe products may also result in adverse publicity, hurt the value of our brand, harm our reputation among our customers and other healthcare professionals who use or recommend the products, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, any of which could have a material adverse effect on our brand, business, performance, prospects, value, results of operations and financial condition.

If we fail to obtain regulatory approval in foreign jurisdictions, we would not be able to market NeutroPhase abroad and our revenue prospects would be limited.

We are seeking to have NeutroPhase marketed outside the United States. In order to market our products in foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all, and may not qualify or be accepted for accelerated review in foreign countries.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in market outside the US. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

We have limited experience in developing drugs and medical devices, and we may be unable to commercialize any of the products we develop.

Development and commercialization of drugs and medical devices involves a lengthy and complex process. We have limited experience in developing products and commercialization of our product candidates. In addition, no one has ever developed or commercialized a product based on our Aganocide compounds, and we cannot assure you that it is possible to develop, obtain regulatory approval for or commercialize any products based on these compounds or that we will be successful in doing so.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and if we do enter into collaborations, these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangements we currently have with Galderma and Pioneer Pharma. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Senior Vice President for Ophthalmic Drug Development, Vice President for Advanced Wound Care, Chief Alliance Officer and Senior Vice President of Product Development, Vice President of Medical Affairs, Senior Vice President of Business and Corporate Development   and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

We currently have no internal sales, marketing or distribution capabilities. In order to commercialize any product candidates approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us, such as Naqu Area Pioneer Pharma Co. Ltd. (formerly known as Pioneer Pharma Co. Ltd.) If we decide to commercialize any products we develop, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

Date: November 1, 2012	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: November 1, 2012	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

4.4	Form of Warrant issued to Pioneer Pharma (Singapore) Pte. Ltd. in relation to the Unit Purchase Agreement between the parties dated September 13, 2012.

10.1	Distribution Agreement by and between the Company and Naqu Area Pioneer Pharma Co. Ltd (formerly Pioneer Pharma Co. Ltd. dated as of September 13, 2012 ; confidential treatment has been requested for portions of this agreement.

10.2	Unit Purchase Agreement entered into by and between the Company and Pioneer Pharma (Singapore) Pte. Ltd. dated September 13, 2012.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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