Form 10-K
period 2012-12-31
NovaBay Pharmaceuticals, Inc.
filed 2013-03-14
CIK 1389545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (510) 899-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYSE Mkt

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Mkt, was approximately $31,214,233.  This figure excludes an aggregate of 4,184,161 shares of common stock held by officers and directors as of June 30, 2012.  Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 11 2013, there were 36,994,053 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

NOVABAY PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1.         BUSINESS

Overview look at notation for Pioneer – should not be collaboration

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products, Aganocides® and NeutroPhase®.

 We were incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc., and subsequently changed our name to NovaBay Pharmaceuticals, Inc.  In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  In recognition of NVC-422 first-in-class chemical structure and therapeutic characteristics, The World Health Organization (WHO) approved a new generic nomenclature by which NVC-422 would be universally identified.  In February, 2013, NovaBay announced that WHO had approved auriclosene as the new International Non-Proprietary Name (INN) for NVC-422.

Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.   A global Phase 2b clinical study is currently underway with results expected to be available in the second half of 2013.

•
Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to complete a global Phase 2b clinical study for this indication in the second half of 2013.  The company expects to initiate a proof-of-concept study for bacterial conjunctivitis in the second quarter of 2013 with the same auriclosene (NVC-422) formulation.

•
Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce interim top-line results from Part B of this study in the second quarter of 2013.

NeutroPhase®

NovaBay has developed NeutroPhase, which is a different class of molecule from the Aganocides. NeutroPhase is an FDA 510(k)-cleared Skin and Wound Cleanser.  With a distinct mechanism of action from Aganocides, NeutroPhase is a patented pure hypochlorous acid solution and has the potential to be best suited to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement for China with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  In September 2012, the collaboration with Pioneer Pharma was expanded to include other Asian markets, excluding S. Korea and Japan.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2013.

Our Technology and Research

In 2002, the World Health Organization predicted that within ten years we will enter a “post-antibiotic” era, where there will be infections for which there will be no effective antibiotic treatments. This prediction is proving to be true as there are now more multi-drug resistant bacteria (Superbugs) appearing, and even a few pan-resistant species.  Antibiotic compounds are naturally produced by microorganisms for billions of years as a way to defend against other invasive microorganisms.  The 1st commercially available antibiotic, Penicillin was discovered by Sir Alexander Fleming in 1928.  He found that the juice generated in certain molds killed Staph bacteria.  This ushered the golden age of antibiotics, leading to synthesis and isolation of over 150 antibiotics.  Within 20 years of wide use of penicillin, penicillin resistant staph had reached 80%.  It is of no surprise that all of our 150 antibiotic have shown resistance to one or more bacteria.   After all, bacteria have dealt with antibiotic assault for billions of years.  They have adapted, survived and thrived and will continue to do so in the future.  Many of the animal species including mammals with circulatory systems have evolved to be able to protect themselves by developing a unique series of molecules that are based on the chemistry of Chlorine, such as chlorotaurines.   Over millions of years, no resistant has been seen with the class of compounds.  Aganocide compounds being developed by NovaBay are a synthetic analog of this evolutionary compound produced by mammal’s innate immune systems.

 The more antibiotics are thrown into the environment, the more resistance will be generated and reported.  NovaBay’s Aganocide compound have the potential of replacing a number of topical non-systemic antibiotics, hence reducing selective pressure put on bacteria in the environment.

Furthermore sub-lethal exposure of antibiotic to pathogen produces a rapid rise to resistance after several passages, while in established peer reviewed passage studies, no such resistance can be developed to our lead Aganocide, auriclosene (NVC-422).  All antibiotics will develop resistance at different rates.  Aganocides, by virtue of their novel mechanism of action, are unlikely to develop resistance.  We have subjected our lead compound auriclosene (NVC-422) to such serial passage with a number of pathogens and have confirmed that no resistance develops even after many passages.  As expected, antibiotics tested in parallel all developed resistance.

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

Our Business Segments

Beginning in 2012, we began reporting our financial data for four reportable segments, coinciding with our four business units:  dermatology, ophthalmology, urology and wound care. For financial information regarding our business segments, see Note 13 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Our Target Indications and Product Candidates

Our goal is to advance our product candidates through confirmatory Phase 2 proof of concept trials, after which we will evaluate further advancing each program on our own or entering a co-development collaboration  or licensing agreement with a proven market leader.  In the event that we enter into a co-development collaboration or licensing agreement with a proven market leader, this strategy provides the benefit of their product development expertise and proven commercial capabilities.   In these collaborations, our strategy has been to defray the development costs while retaining participation in the long-term commercial economics of our products.  This strategy enhances our probability of success in product and commercial development.  In many instances, we believe we can build upon the safety data generated in one indication to accelerate early development of other indications.  We are also learning from our own and our partners’ experience in developing appropriate formulations and usage of our compounds.  The more development programs that are undertaken by our partners and by us, the greater product development synergy we expect to achieve.

By virtue of their anti-microbial versatility, the Aganocide compounds offer NovaBay an opportunity to potentially address a wide variety of topical, non-systemic indications in large, underserved markets.  Topical indications include treatment and prevention of infections on any surface that may harbor pathogens, such as skin, bladder, sinus, ears, lungs, the eye, as well as medical devices such as catheters.  We are currently focusing on four major market opportunities: ophthalmology, dermatology, urology and hospital infections.  Our strategy is to build four distinct business units around these markets in the years to come.

Ophthalmology

Based on the findings in the Phase 2a study announced in May 2011, NovaBay is continuing the clinical development of auriclosene (NVC-422) by conducting a global Phase 2b clinical trial in adenoviral conjunctivitis. Enrollment into this study began in the U.S. during May 2012, in India during December 2012 and will begin in Brazil during  the first quarter 2013.

NovaBay is using top-tier contract research organizations (CROs) to manage the trial: Quintiles Research Ltd. (India), Chiltern International (Brazil) and Symbio, LLC (United States).

Globally, adenoviral conjunctivitis remains a significant unmet medical need across all ocular infections. NovaBay believes auriclosene (NVC-422) could represent a significant advancement in the treatment of this condition, particularly in treating sight-threatening epidemic keratoconjunctivitis, or EKC.

In view of the fact that auriclosene (NVC-422) possesses potent in vitro anti-bacterial activity in addition to its potent in vitro anti-viral activity, NovaBay plans to conduct a proof-of-concept bacterial conjunctivitis clinical study beginning during the second quarter of 2013.

Dermatology

We are focused on developing products that will potentially eliminate the need to use antibiotic-based products in the dermatology market.  Our technology goes beyond antibiotics:  we are focused on developing non-antibiotic anti-microbial products which would be effective against drug-resistant pathogens.  As resistance to antibiotics becomes a critical public health issue, NovaBay intends to aggressively pursue the development of non-antibiotic anti-microbials that are unlikely to cause resistance, as a first-line treatment for a range of topical infections.

Galderma Collaboration

On March 25, 2009, we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care.  We amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, NovaBay and Galderma S.A., agreed to expand their partnership to focus on the development of NovaBay’s Aganocide compound auriclosene (NVC-422) for the topical treatment of impetigo.  This expansion is intended to provide NovaBay with the additional funding and resources required for the clinical development of its auriclosene (NVC-422) proprietary topical formulation for impetigo and other topical infections.  Galderma is currently evaluating auriclosene (NVC-422) in a global Phase 2b clinical study, with the potential to move into Phase 3 development in 2014.

The 2nd amendment of the distinguished the territory for impetigo and other collaboration products.  Galderma has exclusive and worldwide jurisdiction over impetigo products with the exception of the Middle East and worldwide exclusive jurisdiction for other collaboration products with the exception of the Middle East and the Asia Pacific, as described in the next paragraph.

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that we share such development costs.  Under the original agreement, we were supporting the ongoing development program for impetigo; however under the second amendment, entered into on December 2, 2010, Galderma has exercised its option and increased its support to cover the cost of development for this indication.  Upon the achievement of a specified milestone, Galderma will reimburse NovaBay for specified, previously incurred expenses related to the development of the impetigo program and Galderma has reimbursed the expenses in September 2012 NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

From the inception of the agreement to December 31, 2012, we have received $21.5 million from Galderma including a technology access fee, continuation fee, milestone payments and research and development funding.   NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma.  Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Impetigo

Impetigo is a highly contagious superficial bacterial infection of the skin that affects mostly children.  Most cases are caused by Staphylococcus aureus, Streptococcus pyogenes, or a mixture of both organisms.  Methicillin-resistant S. aureus (MRSA) is being observed with increasing frequency in this population.  Impetigo is currently being treated with antibiotic ointments, though reports of drug resistant bacteria in Impetigo are increasing.

Under the terms of the second amendment to the agreement with Galderma, for the research and development of impetigo and acne, Galderma has exercised its option to advance the clinical development of the impetigo program and paid a $3.25 million continuation fee together with additional research and development funding through the development of the program.

We believe that there is a significant market for the treatment of impetigo, with approximately 13 million prescriptions for the treatment of impetigo annually in US, Europe, Japan and Brazil, and 1.3 million prescriptions in the U.S. alone.

Urology

It is estimated that there are greater than 300,000 chronically catheterized patients in the U.S. alone.  Auriclosene (NVC-422) catheter irrigation solution may provide significant clinical benefit by reducing the risk of complications associated with UCBE, thereby greatly enhancing the quality of life for patients and their caregivers.

Previously, NovaBay announced positive results from a Phase 2a clinical study of its irrigation solution containing auriclosene (NVC-422), the company's lead Aganocide compound.  Auriclosene demonstrated activity against uropathogens that form biofilm on urinary catheter surfaces and can cause UCBE due to formation of bladder stones and crystals that block the catheter.  These results were supported recently by interim data from a Phase 2 clinical study, which demonstrated preliminary proof of concept for auriclosene catheter irrigation solution in preventing UCBE and maintaining catheter patency.

Part 2 of the Phase 2 study is currently underway, with interim top-line results expected in the second quarter of 2013.  Part 2 uses a more potent formulation, which could reduce the number of required catheter irrigations from the current standard of care of 14 to 21 per week to only 2 treatments per week.

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

Advanced Wound Care

NovaBay has begun marketing its FDA-cleared NeutroPhase skin and wound cleanser for the chronic non-healing wound market, which represents a promising worldwide commercial opportunity.  Potential applications for NeutroPhase that are covered by its three  FDA 510(k) clearances include diabetic ulcers, venous stasis ulcers and pressure ulcer stages I-IV as well as surgical wounds and burns.  NovaBay's marketing strategy for NeutroPhase is to collaborate with wound care companies with optimal infrastructure to maximize its commercial potential in each territory around the world.

In January 2012, NovaBay announced it had entered into a distribution agreement with Pioneer Pharma Co. Ltd., with a value of up to $1.3 million in pre-commercialization milestones related to the launch of NeutroPhase in mainland China, excluding Hong Kong, Macau and Taiwan.  The agreement is for a term of five years and thereafter may be renewed for additional five years.  The collaboration with Pioneer Pharma was expanded in September 2012 to include the Asian markets, Hong Kong, Macau, Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.  Pioneer Pharma has access to 7,500 hospitals and 40,000 pharmacies with over 1,000 sales representatives.  NovaBay is actively pursuing additional partnerships in other territories.

The cost of treating chronic wounds is estimated at $5 billion to $7 billion in the U.S., and the occurrence of these wounds is increasing at a rate of 10% per year. NovaBay is currently seeking commercial partners for NeutroPhase to cover the North and South American, European, African, Middle Eastern, S. E. Asian, Australia /New Zealand and Japanese markets.

Research and Development

As of December 31, 2012, we had 18 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and contract research services provided to our research, development and clinical groups. We expense our research and development costs as they are incurred. Research and development expenses for 2012, 2011 and 2010 were $9.3 million, $9.9 million, and $8.6 million, respectively. All of our research and development employees are engaged in drug research and development activities, including those related to the Galderma agreement as described above. We expect to incur significant research and development expenses for the foreseeable future.

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

We are the assignee of record of five (5) issued patents in the U.S. and twenty-one (21) issued patents in foreign countries.   In addition to our issued patents, we own or co-own thirteen (13) patent applications in various stages of prosecution in the U.S. and thirty-five (35) applications pending in foreign countries and regions including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Mexico, Singapore, South Korea, Taiwan, New Zealand, South Africa, and Japan.  Additional applications will enter the foreign national phase once they pass through the international phase of the Patent Cooperation Treaty.
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

U.S. Patent No. 6,424,066 provides coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of hypochlorous acid.  This patent was issued on July 30, 2002, and will expire on January 12, 2020, with payment of maintenance fees.  Corresponding patents have been issued in Australia, China, India, Israel, Hong Kong, Mexico and South Korea.  U.S. Patent No. 7,393,522 provides coverage for a method of disinfecting open wounds and burns, promoting wound healing or providing ocular disinfection using a specific range of formulations of hypochlorous acid.  This patent was issued on July 1, 2008, and will expire on October 27, 2020, with payment of maintenance fees.

U.S. Patent No. 7,462,361 provides composition-of-matter coverage of our lead development candidate, auriclosene (NVC-422), and other Aganocide compounds.  This patent was issued on December 9, 2008, and will expire on August 17, 2024, with payment of maintenance fees.  U.S. Patent No. 7,893,109 is a continuation application of U.S. Patent No. 7,462,361 and provides composition-of-matter coverage of additional N,N-dichloroamine compounds related to auriclosene (NVC-422).  This patent was issued on February 22, 2011, and will expire in 2024.  Corresponding patents were issued in Australia, Canada, Japan, Singapore, Taiwan, New Zealand, China, India, Korea and Mexico. Corresponding applications are pending in Argentina, Brazil, Europe, Hong Kong, and Israel.

U.S. Patent No. 7,846,971 provides composition-of-matter coverage of additional Aganocide compounds.  This patent was issued on December 7, 2010, and will expire on January 25, 2026, with the payment of maintenance fees.  Corresponding patents have been issued in Singapore, Australia, and South Africa and corresponding applications are pending in, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, and Taiwan.

NovaBay®, NovaBay Pharma®, AgaNase®, Aganocide®, AgaDerm® and NeutroPhase® are registered U.S. trademarks of NovaBay Pharmaceuticals, Inc.  In addition to the U.S. registrations, NovaBay is registered in the European Community, Israel, Mexico, Australia, Canada and Brazil while an additional application is pending in  India; AgaNase is registered in the European Community, Australia, Canada, Israel, Japan, Mexico, India, China, South Korea, and Taiwan and a application  pending in Brazil; NeutroPhase is registered in Australia, the European Community, India, Great Britain and Northern Ireland and the United Kingdom and applications are pending in Canada and China; and Aganocide is registered in the European Community and Japan.  Applications for registration of the trademarks Baynovation, Dermnovation, Urovation, OmniPhase, Phase One and Going Beyond Antibiotics™ are pending in the U.S.

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

NeutroPhase is competing in a crowded skin and wound cleanser market with many old and low priced products with similar indications for use. However, we believe there is currently no dominant product in this indication.

Potential competitors for our Aganocides and for NeutroPhase  include large and small pharmaceutical and medical device companies, such as Pfizer, Inc., Johnson & Johnson, Abbott Grp. Plc., GlaxoSmithKline Plc, Sanofi-Aventis SA, Novartis AG, Smith & Nephew Plc, C.R. Bard, Molnlycke, Lohman and Roucher, Johnson and Johnson, 3M, Puricore and Oculus Innovative Sciences.

We believe the principal competitive advantage of our products in our target markets include their effectiveness in killing bacteria, fungi and viruses, including bacteria in biofilm, very low potential for the development of resistance,  fast  time to kill bacteria, wide safety margin, low side effect profile and cost effectiveness. We believe that our Aganocide compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide compounds could be used to prevent infections or to treat infections with bacterial and viral components such as conjunctivitis.

Manufacturing and Supply

We do not currently operate manufacturing facilities for clinical or commercial production, as we rely on and leverage the manufacturing and distribution infrastructure of third parties.  We have no plans to establish our own manufacturing facilities in the future.  Third party vendors supply us with the Active Pharmaceutical Ingredient (API) of auriclosene (NVC-422) and the finished clinical trials materials for NeutroPhase, which are required to be manufactured in compliance with the FDA’s “Current Good Manufacturing Practice”, or CGMP, regulations.  NeutroPhase is a medical device and is manufactured for us by third parties that are required to comply with FDA’s Quality Systems Regulations (QSR).We also intend to work with third parties for future clinical trial materials and commercial supplies of auriclosene (NVC-422) and our other Aganocide compounds.

The Galderma agreement provides for the manufacture by Galderma of finished dosage forms of products incorporating Aganocide compounds for sale under our label in those markets where we have retained marketing rights.

Sales and Marketing

Our lead Aganocide product candidate, auriclosene (NVC-422), as well as many of the product candidates we expect to develop in the future, is primarily intended to address a variety of different non-systemic, anti-infective market segments, some of which are large, primary care markets. We do not currently have, nor do we intend in the near term to create, a commercialization organization capable of marketing, selling and distributing our targeted product candidates to large, primary care markets. This applies to markets in both the U.S. and elsewhere.  Rather, we intend to establish commercialization partnerships with pharmaceutical, biotechnology or other leading organizations with the experience and resources to bring our products to market.  In some cases, we may enter into agreements with these organizations during the development stage of a product candidate to further benefit from their clinical development, regulatory, market research, pre-marketing and other expertise, as is the case with Galderma.  In other cases, we may enter into a distribution agreement, as we have done with Pioneer Pharma.   As appropriate, we may establish a specialty sales force with expertise in marketing and selling any future approved products to specialty physicians for specific target indications.  We may also establish other complementary capabilities related to marketing and selling targeted medicines, particularly where those capabilities may not currently exist at other organizations.  In 2012, 2011 and 2010, substantially all of our revenues have been generated from Galderma and Alcon.  Following the termination of the agreement with Alcon (located in Switzerland), we rely on Galderma for a significant portion of our revenues for the foreseeable future; Galderma is located in France.  Substantially all of our long-lived assets are located in the U.S.  Galderma accounted for 91%, 54% and 22% of our revenues, and Alcon accounted for 0%, 46% and 78% of our revenues, in 2012, 2011 and 2010, respectively.  Additional information on our revenues, profit and loss and total assets is set forth in our financial statements included in Item 8 of this Annual Report on form 10-K.

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

Our products are classified by the FDA as a drug or a medical device depending upon the mechanism of action and indications for use or claims. NeutroPhase skin and wound cleanser is FDA cleared as a medical device.  Preparations of auriclosene (NVC-422) in clinical trials are currently being reviewed by the FDA as drugs.

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
•
performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication; these clinical trials must be conducted in accordance with Good Clinical Practice (GCP) Guidelines, including Institutional Review Board oversight of the consent of subjects and registration of applicable studies with clinicaltrials.gov; clinical trials generally progress through Phase 1, 2 and 3, testing, respectively, initial safety, population and dose finding, and finally, testing of the anticipated commercial dose, formulation and indication at multiple sites in randomized, placebo-controlled studies that must provide replicate evidence of safety and effectiveness;

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

Medical Devices

NeutroPhase is cleared by the FDA as a medical device. Unless an exception applies, each medical device we wish to commercialize in the U.S. will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Any post-clearance modifications made to a 510(k) device may require the submission of a new 510(k) notification prior to commercialization.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring human clinical study prior to premarket approval. The 510(k) process is undergoing programmatic change at FDA and our ability to obtain 510(k) clearance for future device products may be adversely impacted by such regulatory changes.

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

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third party payers (including Medicare and Medicaid) claims for reimbursed items or services, including drugs and medical devices, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our future activities relating to the reporting of prices for our products, the reporting of Medicaid rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products, will be subject to scrutiny under these laws. In addition, pharmaceutical and medical device companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of products. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as relators or, more commonly, as whistleblowers) may share in the amounts paid by the entity to the government in fines or settlement.

Employees

As of December 31, 2012, we had 26 full-time employees and 4 part-time employees, including 8 with doctoral degrees. Of our workforce, 18 employees were engaged in research and development, and 12 in finance, legal and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We do not currently have any commitments for future external funding. Additional financing may not be available on favorable terms, or at all. Our ability to obtain additional financing may be negatively affected by the recent volatility in the financial markets, as well as the general downturn in the economy and decreased consumer confidence. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be diluted and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through strategic alliance and licensing arrangements, we may have to trade our rights to our technology, intellectual property or products to others on terms that may not be favorable to us. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.

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

We have incurred net losses each year since our inception through December 31, 2012, with the exception of 2009.  For the years ended December 31, 2012, 2011 and 2010, we had net losses of approximately $7.0 million, $5.1 million and 4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  Through December 31, 2012, we had an accumulated deficit of approximately $40.3 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $9.3 million, $9.9 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We have limited data on the use of some of our products in humans and will need to perform costly and time consuming clinical trials to bring our products to market.

Much of the data that we have on our aganocide product candidates is from in-vitro (laboratory) studies, in-vivo animal studies, Phase 1 human safety studies, or some small-scale Phase 2a or other exploratory clinical studies. We will need to conduct additional Phase 2 and Phase 3 human clinical trials to confirm such results in larger patient populations to obtain approval from the FDA of our aganocide drug product candidates. Often, positive in-vitro, in-vivo animal studies, or early human clinical trials are not followed by positive results in later clinical trials, and we may not be able to demonstrate that our aganocide product candidates are safe and effective for indicated uses in humans or that they are active against antibiotic resistant microbes, do not allow pathogens to develop resistance or are active against bacteria in biofilm. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials.

We currently only have one marketable products, and if we are unable to develop and obtain regulatory approval for products that we develop, we may never generate product revenues.

To date, our revenues have been derived mainly from research and development collaboration and license agreements. We have generated limited revenues from sales of NeutroPhase and we cannot guarantee that we will have substantial marketable drugs or other products. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. Our commercial revenues from sales of Aganocide products will be derived from sales of products that may not be commercially available for at least the next several years.

We have one commercialized product, NeutroPhase and if NeutroPhase does not gain market acceptance, our business will suffer.

A number of factors may affect the market acceptance of NeutroPhase or any other products we develop or acquire, including, among others:
•	the price of our products relative to other products for the same or similar treatments;
•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;
•	our ability to find the right distributor; and
•	the effectiveness of the sales and marketing efforts of our dof our Dright De that we will emaceuticals, Inc. to manufacture NeutroPhase. istributor.

If our products do not gain market acceptance, we may not be able to support funding of our future operations, including developing, testing and obtaining regulatory approval for new product candidates, which would cause our business to suffer.

We have limited experience in developing drugs and medical devices, and we may be unable to commercialize some of the products we develop.

Development and commercialization of drugs and medical devices involves a lengthy and complex process. We have limited experience in developing products and have only one commercialized product in the market. In addition, no one has ever developed or commercialized a product based on our Aganocide compounds, and we cannot assure you that it is possible to develop, obtain regulatory approval for or commercialize any products based on these compounds or that we will be successful in doing so.

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

In June 2011, we and Alcon terminated our collaboration and license agreement.  Under the terms of the collaboration and license agreement prior to termination, we received semi-annual payments to support on-going research and development activities over the term of the agreement, which payments were reduced beginning in 2011.  During 2010 we received $6.0 million in funding payments from Alcon, and in the first five months of 2011 we received $2.1 million in funding payments from Alcon.  We received a payment of approximately $3.0 million in connection with the termination, but will not receive any additional payments from Alcon.  As a result, we expect our revenues to be significantly less than we have recognized in previous years.  Further, as we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we have to fund such development unless we are able to enter into a new collaboration with another collaboration partner, which we may not be able to do.  If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene (NVC-422) for these applications.

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

In addition to our internal development projects, we anticipate growing through external growth opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. If we are unable to complete or manage these external growth opportunities successfully, we may not be able to grow our business in the way that we currently expect. The availability of high quality opportunities is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. To pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the recent tightening of the global credit markets.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates.  We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. As a result, we have partnered and expect to partner with third parties to manufacture our products or rely on contract manufacturers to supply, store and distribute product supplies for our clinical trials. Any performance failure on the part of our commercial partners or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and reducing or delaying product revenues.

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

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Sr. Vice President for Ophthalmic Drug Development, Sr. Vice President for Advanced Wound Care, Chief Alliance Officer and Vice President of Product Development, Vice President of Medical Affairs, Sr. Vice President of Business and Corporate Development and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

The use of NeutroPhase as a solution for cleansing and debriding wounds was cleared as a Class I medical device. The determination as to whether a particular indication is considered a drug or a device is also based in part upon precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development for that indication could have a significant adverse impact due to the more rigorous and lengthy approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement. In many cases, reimbursement for devices is significantly lower than for drugs and there could be a significant negative impact on our revenues.

We and our collaborators are and will be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and which may limit our ability to commercialize our medical device and drug products and candidates.

Any regulatory approvals that we receive may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The FDA may require us to commit to perform lengthy Phase IV post-approval studies, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition. In addition, if the FDA approves any of our drug product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drugs, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drugs or the withdrawal of the drugs from the market. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing any products we may develop and our business could suffer.

Conducting clinical trials of our product candidates may expose us to expensive liability claims, and we may not be able to maintain liability insurance on reasonable terms or at all.

The risk of clinical trial liability is inherent in the testing of pharmaceutical and medical device products. If we cannot successfully defend ourselves against any clinical trial claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our product candidates. Our inability to obtain sufficient clinical trial insurance at an acceptable cost to protect us against potential clinical trial claims could prevent or inhibit the commercialization of our product candidates. Our current clinical trial insurance covers individual and aggregate claims up to $5.0 million. This insurance may not cover all claims and we may not be able to obtain additional insurance coverage at a reasonable cost, if at all, in the future. In addition, if our agreements with any future corporate collaborators entitle us to indemnification against product liability losses and clinical trial liability, such indemnification may not be available or adequate should any claim arise.

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

There has been substantial litigation in the pharmaceutical and biopharmaceutical industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. For the most part, these lawsuits relate to the validity, enforceability and infringement of patents. Generic companies are encouraged to challenge the patents of pharmaceutical products in the United States because a successful challenger can obtain six months of exclusivity as a generic product under the Hatch-Waxman Act. We expect that we will rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position and we may initiate claims to defend our intellectual property rights as a result. Other parties may have issued patents or be issued patents that may prevent the sale of our products or know-how or require us to license such patents and pay significant fees or royalties to produce our products. In addition, future patents may issue to third parties which our technology may infringe. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products may infringe.

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

NovaBay aggressively protects and enforces its patent rights worldwide.  However, certain risks remain.  There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection.  For example, we do not have any composition of matter patent directed to the NeutroPhase composition. If a potential competitor introduces a similar method of using NeutroPhase with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

In addition, there is no assurance that any patents issued to us or licensed or assigned to us by third parties will not be challenged, invalidated, found unenforceable or circumvented, or that the rights granted there under will provide competitive advantages to us. If we or our collaborators or licensors fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of any products we develop, and demand for our products could decline as a result. Further, although we have taken steps to protect our intellectual property and proprietary technology, third parties may be able to design around our patents or, if they do infringe upon our technology, we may not be successful or have sufficient resources in pursuing a claim of infringement against those third parties. Any pursuit of an infringement claim by us may involve substantial expense and diversion of management attention.

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

If our competitors develop products similar to NeutroPhase, we may need to modify or alter our business strategy, which may delay the achievement of our goals.

Competitors may develop products with similar characteristics to NeutroPhase. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

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

We currently have no internal sales, marketing or distribution capabilities. To commercialize any product candidates approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us, such as Pioneer Pharma Co. Ltd. If we decide to commercialize any products we develop such as NeutroPhase, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

In addition, any revenues we receive would depend upon our partners’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, and change of strategic focus, further business combinations or other factors outside of our control. Depending upon the terms of our agreements, the remedies we have against an under-performing partner may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement partner on acceptable terms, or at all.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act.  While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries.

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

The stock prices of many companies in the pharmaceutical and biotechnology industry have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

•	the results of preclinical or clinical trials relating to our product candidates;
•	the announcement of new products by us or our competitors;
•	announcement of partnering arrangements by us or our competitors;
•	quarterly variations in our or our competitors’ results of operations;
•	announcements by us related to litigation;
•	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;
•	developments in our industry; and
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

As of December 31, 2012, our officers and directors collectively controlled approximately 4,465,922 shares of our outstanding common stock (and approximately 7,412,927 shares of our common stock when including options held by them which were exercisable as of or within 60 days from December 31, 2012). Furthermore, as of December 31, 2012, our largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 3,870,845 shares, or 10.5 % of our outstanding common stock (including 500,477 options held by Dr. Najafi which are exercisable as of or within 60 days from December 31, 2012). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

Our principal executive offices and our research and development and administrative operations are located in Emeryville, California. In total, we lease approximately 14,544 square feet of office space in the facility pursuant to a lease agreement expiring on October 31, 2020.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Mkt, under the symbol “NBY.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Mkt:

	2012		2011
	High	Low	High	Low
First Quarter	1.70	1.20	2.36	1.67
Second Quarter	1.36	0.90	2.35	1.04
Third Quarter	1.56	1.12	1.09	0.67
Fourth Quarter	1.76	1.05	1.38	0.84

Holders

As of March 11, 2013, there were approximately 315 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Purchase of Equity Securities by the Issuer

During the fourth quarter of 2012, the Company repurchased 10,116 shares from employees to satisfy the statutory withholding tax liability upon the vesting of restricted share-based awards.

Performance Graph(1)

The following graph compares our total stockholder returns for the past five years to two indices: the NYSE Mkt and the RDG MicroCap Biotechnology Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.

As a member of the NYSE Mkt Composite Index, we are required under applicable regulations to use this index as a comparator, and we believe the RDG MicroCap Biotechnology Index is a relevant comparator since it is composed of peer companies in lines-of-business similar to ours.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NovaBay Pharmaceuticals, Inc., the NYSE MKT Composite Index,
and the RDG MicroCap Biotechnology Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
NovaBay Pharmaceuticals, Inc.
NYSE MKT Composite
RDG MicroCap Biotechnology

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/07	12/08	12/09	12/10	12/11	12/12

NovaBay Pharmaceuticals, Inc.	100.00	27.13	54.80	44.16	35.65	30.06
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
RDG MicroCap Biotechnology	100.00	48.62	59.56	55.44	43.40	35.89

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial information as of and for the dates and periods indicated have been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
License, collaboration and distribution revenue	$6,855	$10,993	$9,754	$15,684	$6,722
Other revenues	92	26	—	—	—
Total revenue	6,947	11,019	9,754	15,684	6,722
Operating expenses:
Research and development	9,275	9,911	8,616	7,337	9,595
Selling, general and administrative	5,981	5,429	5,654	5,607	5,636
Total operating expenses	15,256	15,340	14,270	12,944	15,231
Operating income (loss)	(8,309)	(4,321)	(4,516)	2,740	(8,509)
Non-cash gain (loss) on change in fair value of warrants	1,439	(732)	—	—	—
Other income (expense), net	(155)	(30)	258	(36)	397
Income (loss) before income taxes	(7,025)	(5,083)	(4,258)	2,704	(8,112)
Provision for income taxes	(2)	(2)	(50)	(7)	(2)
Net income (loss)	$(7,027)	$(5,085)	$(4,308)	$2,697	$(8,114)
Net income (loss) per share:
Basic	$(0.24)	$(0.20)	$(0.18)	$0.12	$(0.38)
Diluted	$(0.24)	$(0.20)	$(0.18)	$0.12	$(0.38)
Shares used in computing net income (loss) per share:
Basic	29,448	25,773	23,326	22,404	21,312
Diluted	29,448	25,773	23,326	23,115	21,312

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,870	$14,138	$12,806	$11,292	$12,099
Working capital	15,108	11,720	11,031	11,568	8,033
Total assets	19,235	15,963	15,516	17,523	13,969
Capital lease obligation—current and non-current	—	—	—	7	49
Equipment loan—current and non-current	—	—	106	470	836
Deferred revenue—current and non-current	1,892	2,250	3,689	2,167	4,167
Common stock and additional paid-in capital	54,373	42,672	38,703	37,236	33,933
Total stockholders’ equity	14,049	9,344	10,490	13,345	7,345

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

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.   A global Phase 2b clinical study is currently underway with results expected to be available in the second half of 2013.

•
Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to complete a global Phase 2b clinical study for this indication in the last half of 2013.  The company expects to initiate a proof-of-concept study for bacterial conjunctivitis in the second quarter of 2013 with the same auriclosene (NVC-422) formulation.

•
Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce interim top-line results from Part B of this study in the second quarter of 2013.

NeutroPhase®
NovaBay has developed NeutroPhase, which is a different class of molecule from the Aganocides. NeutroPhase is an FDA 510(k)-cleared Skin and Wound Cleanser.  With a distinct mechanism of action from Aganocides, NeutroPhase is a patented pure hypochlorous acid solution and has the potential to be “best in class” skin and wound cleanser for wound care and is suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers, surgical wound and burn.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China.  In September 2012, the collaboration with Pioneer Pharma was expanded to include the Asian markets, Hong Kong, Macau, Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2013.

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and Alcon, prior to termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011.  As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of December 31, 2012, we had an accumulated deficit of $40.3 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2012 and 2013

In February 2013, we announced that the World Health Organization (WHO) has approved the international nonproprietary name (INN) “auriclosene” (pronounced awr-rih-CLO-zeen) for our lead Aganocide® compound auriclosene (NVC-422).  INNs facilitate the identification of active pharmaceutical ingredients, and each INN is a globally recognized unique name.

In February 2013, we announced that our partner Galderma S.A., a global leading pharmaceutical company exclusively focused on dermatology, had initiated the South African arm of its Phase 2b clinical study of a proprietary topical formulation of auriclosene (NVC-422) for the treatment of impetigo.

In January 2013 we announced that the first patients had been enrolled in India into our global Phase 2b BAYnovation clinical study, investigating auriclosene (NVC-422) Ophthalmic Solution as a treatment of adenoviral conjunctivitis, a highly contagious form of “pink eye” for which there is an unmet ocular medical need.

In December 2012, we closed an underwritten public offering of an aggregate of 5,900,000 shares of our common stock, at a price to the public of $1.25 per share, and one-year warrants to purchase up to an aggregate of 4,425,000 shares of common stock at an exercise price of $1.50 per share. The net offering proceeds we received from this offering were approximately $6.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses, but excluding the exercise of any warrants. If the warrants are exercised in full we will receive additional proceeds of approximately $6.64 million.

In September 2012, we announced we received $2.6 million from our partner Galderma S.A., a global leading pharmaceutical company exclusively focused on dermatology. The payment is associated with the clinical advancement of NovaBay's “non-antibiotic, anti-infective” Aganocide® compound  auriclosene (NVC-422) as a topical formulation moving to replace traditional antibiotics for the impetigo treatment, a highly contagious skin infection caused by common bacteria such as methicillin-resistant Staphylococcus aureus (MRSA).

In September 2012, we announced that the first patients have been enrolled in the Company’s Phase 2b clinical study of a proprietary topical formulation of auriclosene (NVC-422) for the treatment of impetigo. The study is expected to enroll over 300 patients at 24 clinical sites in four countries worldwide and aims to confirm efficacy and evaluate 2 different dosage regimens.

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

In May 2012, we announced that we had enrolled the first patients in our global Phase 2b clinical study, evaluating our lead compound, auriclosene (NVC-422), for treating adenoviral conjunctivitis, a highly contagious form of “pink eye.”   After providing suggestions and insight into the design of the trial at an End-of-Phase 2A meeting, the Food and Drug Administration (FDA) confirmed that the trial has all the design elements (controls, sample size, end-points) of a pivotal trial.

In April 2012, we announced that our pure hypochlorous acid (HOCl) wound cleanser, NeutroPhase, in combination with commercially available wound dressings, has been found to support healing when treating chronic non-healing wounds in three new patient case studies. The studies were presented in a poster at the 2012 Spring Symposium on Advanced Wound Care (SAWC) in conjunction with the 22nd Annual Meeting of the Wound Healing Society, in Atlanta, Ga.

In March 2012, we announced that we had entered into a feasibility and option agreement with Virbac Animal Health for the development and potential commercialization of Aganocides for a number of veterinary uses. Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development. Virbac will conduct veterinary studies using NovaBay’s Aganocide compounds to assess feasibility for treating several veterinary indications.

In January 2012, we announced that we had entered into a commercial partnership agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, we received an upfront payment of over $300,000, with the potential for additional payments totaling approximately $1 million that may be triggered by certain pre-commercial launch regulatory milestones.

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

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, or lack of availability of the item or service, and specificity required in production for certain compounds.  We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.  Our on-going research, clinical and development activities are often performed under agreements we enter into with external service providers.  We estimate and accrue the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements.  As actual costs are incurred we will adjust our accruals.  Historically, our accruals have been consistent with management’s estimates and no material adjustments to research and development expenses have been recognized.  Subsequent changes in estimates may result in a material change in our expenses, which could also materially affect our results of operations.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  See Note 10 of the Notes to Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. For stock options granted to employees, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model.

Stock-based compensation arrangements with non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  Under the amended guidance, all changes in the components of net income and the components of other comprehensive income are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The changes were effective January 1, 2012, with early adoption permitted.  This change did not have an impact to our consolidated financial results as it is a change in presentation only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the current fair value measurement and disclosure guidance. These changes were effective January 1, 2012, on a prospective basis. Early application is not permitted.  This change did not have a material impact to our consolidated financial results.

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010

License, Collaboration and Distribution Revenue

Total license, collaboration and distribution revenue was $6.9 million for the year ended December 31, 2012, compared to $11.0 million for the year ended December 31, 2011, and $9.8 million for the year ended December 31, 2010.

License, collaboration and distribution revenue over the years ended December 31, 2012, 2011 and 2010 is due to six different agreements entered into by NovaBay.  Those agreements are:

•	a license and collaboration agreement entered into with Galderma in 2009,
•	a license and collaboration agreement with Alcon entered into in 2006 and terminated in 2011,
•	a distribution agreement covering China entered into with Pioneer Pharma in Jan 2012,
•	a second distribution agreement with Pioneer Pharma covering SE Asia along with a stock purchase agreement,
•	a private label distribution agreement entered into with a U.S.-based marketer of healthcare products and;
•	a feasibility and option agreement with an animal health company.

 Under the terms of the agreement entered into with Galderma in March 2009, Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We received an upfront technology access fee from Galderma of $1.0 million in 2009, which was amortized on a straight-line basis into revenue over the initial 20 month period of the contract.  In December 2010 we received a $3.25 million continuation fee and $500,000 license fee which are being amortized on a straight-line basis into revenue over the additional three year funding term pursuant to the December 2010 amendment to the contract. In 2012, we recognized $1.3 million of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $1.6 million in ongoing research and development fees and $3.5 million in materials, equipment and contract study costs under the agreement.  In 2011, we recognized $1.3 million of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $1.6 million in ongoing research and development fees and $2.6 million in materials, equipment and contract study costs and $500,000 in milestone payments under the agreement.  In 2010, we recognized $786,000 of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $850,000 in ongoing research and development fees and $470,000 in materials, equipment and contract study costs under the agreement.

In August 2006, we entered into a collaboration and license agreement with Alcon, which was terminated in 2011.   The upfront technology access fee of $10.0 million from Alcon was amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010.  We recognized no revenue under this agreement during the year ended December 31, 2012.  In 2011 we recognized a $2.0 million termination payment in addition to $2.8 million in ongoing research and development fees and $246,000 in reimbursements for materials, equipment and contract study costs under the agreement.  In 2010, we recognized $1.7 million of the upfront technology access fee and we also recognized $5.4 million in ongoing research and development fees and $562,000 in reimbursements for materials, equipment and contract study costs under the agreement.   As a result of the termination of the Alcon agreement, we will recognize no further revenue under this agreement.

In January 2012, we entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, we received an upfront payment of $312,500, which is recorded in deferred revenue until the final MAA approval is received as the payment is refundable if the SFDA does not provide MAA approval.  The distribution agreement provides that Pioneer Pharma Co., Ltd. is entitled to receive cumulative purchase discounts of up to $500,000 upon the purchase of the NeutroPhase product.  The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratably over the product distribution period.  We also received $312,500 in November 2012, related to the submission of the first marketing approval for the product to the SFDA.  The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratably over the product distribution period.

In September 2012, we entered into two agreements with Pioneer Pharma Co., Ltd. (“Pioneer”):  (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”).  These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes. Pursuant to the terms of the Distribution Agreement, we agreed to grant to Pioneer over a period of 5.5 years the right to distribute Neutrophase, upon MAA Approval from a Regulatory Authority, in certain territories in Asia (other than China).  Upon execution of the Distribution Agreement, we received an upfront payment of $250,000 from Pioneer, which was initially recorded as deferred revenue; an additional $350,000 was due to us in December 2012.  This amount was initially recorded as deferred revenue at December 31, 2012 and was received in early January 2013.  Pioneer is also obligated to make certain additional payments to us upon receipt of the MAA Approval.  The Distribution Agreement further provides that Pioneer is entitled to a cumulative credit not to exceed $500,000 upon the purchase of Neutrophase product; payable in NovaBay unregistered restricted common stock.
Pursuant to the Purchase Agreement, we also received $2.5 million from Pioneer for the purchase of restricted units (comprising 1 share of common stock and a warrant for the purchase of 1 share of common stock).  The unit purchase was completed in two tranches: (1) 800,000 units in September 2012 and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per share.  The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and a fair value of the warrants based on the Black-Scholes Merton option pricing model.  Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we were required to reallocate the amounts received or earned, totaling $600,000, from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

In April 2012, we entered into a feasibility and option agreement with an animal health company for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, we received an upfront payment of $150,000 and we are entitled to additional support for research and development.  The company will conduct veterinary studies using NovaBay’s Aganocide compounds in order to assess feasibility for treating several veterinary indications.

In October 2012, NovaBay entered into a private label distribution agreement with a US based marketer of healthcare products.  Under the terms of that agreement NovaBay received an upfront payment and will receive an additional payment upon the first shipment under the agreement.  In addition, NovaBay is entitled to additional support for research and development and product payments.

We did not recognize any other significant revenues in 2012, 2011 and 2010.

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

Historically, as we were developing our focus, we did not track our research and development costs by market or indication.  Our research and development efforts crossed multiple programs and our programs were not clearly defined, making the tracking of program costs impractical.  During 2011 we set up processes to allow us to track our costs based on these four specific healthcare markets and we began providing investors with detailed financial information pertaining to our efforts in each of these markets in 2012.

Total research and development expenses decreased by 6% to $9.3 million for the year ended December 31, 2012, from $9.9 million for the year ended December 31, 2011.  This decrease was primarily due to the reduction of costs associated with the termination of Alcon in 2011, partially offset by the increase in costs in our conjunctivitis and UCBE trials.

Total research and development expenses increased by 15% to $9.9 million for the year ended December 31, 2011, from $8.6 million for the year ended December 31, 2010. This increase was primarily due to increases in our clinical costs as we conducted clinical trials in 2011.

We expect to incur increasing research and development expenses in 2013 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with our partners.  In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses related to four healthcare markets in which we are pursuing opportunities: ophthalmology, dermatology, urology and advanced wound care.

General and Administrative

General and administrative expenses were $6.0 million in 2012 compared to $5.4 million in 2011 and $5.7 million in 2010.  This increase in 2012 reflects an increase in marketing and gearing up for increased clinical trials and support for the distribution of NeutroPhase.  We expect general and administrative to increase slightly as we continue to support trials and market our NeutroPhase product in 2013.

Non-Cash Gain (Loss) on Change in Fair Value of Warrants

The non-cash gain (loss) on the change in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market conditions and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an expense of $155,000 for the year ended December 31, 2012; an expense of $30,000 for the year ended December 31, 2011 and an income of $258,000 for the year ended December 31, 2010. The income in 2010 was primarily due to the receipt of $244,000 related to the Qualified Therapeutic Discovery Project grant from the IRS and a decrease of $46,000 in interest expense in 2010 as we paid down our capital lease and debt balances.

We expect that other income (expense), net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $40.3 million since inception through December 31, 2012.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and funds received under our collaboration agreements.  We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million.  In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million.  In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000.    In December 2012, we completed a public offering with gross proceeds of $7.4 million, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000.  Additionally, cash received from our collaboration partners have totaled $61.4 million.  Under the terms of our collaboration and license agreement with Galderma, Galderma will pay to NovaBay reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We believe the capital generated through these sources is sufficient to fund our planned operations into 2013. Our capital requirements going forward will depend on numerous factors including:

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

Cash and Cash Equivalents

As of December 31, 2012, we had cash, cash equivalents, and short-term investments of $16.9 million, compared to $14.1 million and $12.8 million at December 31, 2011 and 2010, respectively.

Cash Used in Operating Activities

For the year ended December 31, 2012, cash used in operating activities was $6.5 million compared to $3.1 million for the year ended December 31, 2011.  The increase in 2012 of cash used in operating activities is primarily due to increased clinical activity in 2012.

For the year ended December 31, 2011, cash used in operating activities was $3.1 million compared to cash provided by operating activities of $2.0 million for the year ended December 31, 2010.  The cash used in operating activities is primarily due to increased clinical activity and a decrease in deferred revenues and the cash provided by operating activities is due to the collection of a $3.8 million receivable that was outstanding in 2009 and an increase in deferred revenue.

Cash Provided by (Used in) Investing Activities

For the year ended December 31, 2012, cash provided by investing activities of $1.4 million was attributable to the net effect of purchases of short-term investments and sales and maturities.

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

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $9.4 million for the year ended December 31, 2012, was primarily attributable to the $6.7 million provided by our December 2012 financing and $2.8 provided by stock sales to Pioneer Pharma.

Net cash provided by financing activities of $4.7 million for the year ended December 31, 2011, was primarily attributable to the $4.6 million provided by our July 2011 registered direct financing.

Net cash used in financing activities of $292,000 for the year ended December 31, 2010, was primarily attributable to $364,000 in principal payments on our equipment loan partially offset by cash received on stock option exercises of $81,000.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2012. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
License, collaboration and distribution revenue	$1,067	$3,617	$856	$1,315	$1,214	$2,762	$4,527	$2,490
Other revenue	47	25	15	5	16	10	—	—
Total revenue	1,114	3,642	871	1,320	1,230	2,772	4,527	2,490
Operating expenses:
Research and development	2,119	2,514	2,378	2,264	2,199	2,023	2,769	2,920
Selling, general and administrative	1,838	1,234	1,368	1,541	1,499	1,097	1,318	1,515
Total operating expenses	3,957	3,748	3,746	3,805	3,698	3,120	4,087	4,435
Operating income (loss)	(2,843)	(106)	(2,875)	(2,485)	(2,468)	(348)	440	(1,945)
Non-cash gain (loss) on change in fair value of warrants	637	209	628	(35)	(1,185)	453	—	—
Other income (expense), net	(160)	(17)	27	(5)	6	6	(11)	(31)
Income (loss) before income taxes	(2,366)	86	(2,220)	(2,525)	(3,647)	111	429	(1,976)
Provision for (benefit from) income taxes	16	(6)	(6)	(6)	19	(5)	(4)	(12)
Net income (loss)	$(2,350)	$80	$(2,226)	$(2,531)	$(3,628)	$106	$425	$(1,988)
Net income (loss) per share:
Basic	$(0.07)	$0.00	$(0.08)	$(0.09)	$(0.13)	$0.00	$0.02	$(0.08)
Diluted	$(0.07)	$0.00	$(0.08)	$(0.09)	$(0.13)	$0.00	$0.02	$(0.08)
Shares used in computing net income (loss) per share:
Basic	31,671	28,861	28,671	28,572	28,214	27,902	23,480	23,428
Diluted	31,671	29,284	28,671	28,572	28,214	27,902	23,480	23,428

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $33.8 million and 35.5 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2015 and 2032.  As of December 31, 2012, we also had tax credit carryforwards for federal income tax purposes of $58,000.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

Our contractual cash commitments as of December 31, 2012, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$4,512	$520	$1,086	$1,153	$1,753
	$4,512	$520	$1,086	$1,153	$1,753

Our commitments under the operating leases shown above consist of payments relating to our lease of laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2020.

We believe our cash balance at December 31, 2012, is sufficient to fund our projected operating requirements through at least the next twelve months.  However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including:

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area.  The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation.  Some of the securities in which we invest may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds.  The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments.  As of December 31, 2012 and 2011, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio.  We do not hold any instruments for trading purposes.

To date, we have operated exclusively in the U.S. and have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth below. Our quarterly financial information is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Reports of Independent Registered Public Accounting Firms	40
Consolidated Balance Sheets as of December 31, 2012 and 2011	42
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010 and for the cumulative period from July 1, 2002 (inception) to December 31, 2012	43
Consolidated Statements of Stockholders’ Equity for the cumulative period from July 1, 2002 (inception) to December 31, 2012	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and for the cumulative period from July 1, 2002 (inception) to December 31, 2012	48
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NovaBay Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and for the period from July 1, 2002 (date of inception) to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The cumulative statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period from July 1, 2002 (date of inception) to December 31, 2009 were audited by other auditors.  Our report, insofar as it relates to the amounts included for the period from July 1, 2002 to December 31, 2009, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaBay Pharmaceuticals, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and for the period from July 1, 2002 (date of inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ OUM & CO. LLP

San Francisco, California
March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
NovaBay Pharmaceuticals Inc.
(a development stage company)

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the period from July 1, 2002 (date of development stage inception) to December 31, 2009 of NovaBay Pharmaceuticals Inc. (a development stage company).  NovaBay Pharmaceuticals Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from July 1, 2002 (date of development stage inception) to December 31, 2009 of NovaBay Pharmaceuticals Inc. (a development stage company) in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	/S/ Davidson & Company LLP Chartered Accountants

March 11, 2013

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,735	$8,428
Short-term investments	4,135	5,710
Accounts receivable	943	3
Inventory	23	—
Prepaid expenses and other current assets	445	417
Total current assets	18,281	14,558
Property and equipment, net	891	1,270
Other assets	63	135
TOTAL ASSETS	$19,235	$15,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$455	$472
Accrued liabilities	1,497	1,061
Deferred revenue	1,221	1,305
Total current liabilities	3,173	2,838
Deferred revenue - non-current	671	945
Deferred rent	60	115
Warrant liability	1,282	2,721
Total liabilities	5,186	6,619

Stockholders' Equity:

Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 36,915 and 28,587 shares issued and outstanding at December 31, 2012 and 2011, respectively	369	286

Additional paid-in capital	54,004	42,386
Accumulated other comprehensive loss	(13)	(44)
Accumulated deficit during development stage	(40,311)	(33,284)
Total stockholders' equity	14,049	9,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,235	$15,963

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2012	2011	2010	2012
Revenue:
License, collaboration and distribution revenue	$6,855	$10,993	$9,754	$57,454
Other revenues	92	26	—	118
Total revenue	6,947	11,019	9,754	57,572

Operating expenses:
Research and development	9,275	9,911	8,616	60,146
Selling, general and administrative	5,981	5,429	5,654	39,635
Total operating expenses	15,256	15,340	14,270	99,781
Operating loss	(8,309)	(4,321)	(4,516)	(42,209)

Non-cash gain (loss) on change in fair value of warrants	1,439	(732)	—	707
Other income (expense), net	(155)	(30)	258	1,266

Loss before income taxes	(7,025)	(5,083)	(4,258)	(40,236)
Provision for income taxes	(2)	(2)	(50)	(75)
Net loss	(7,027)	(5,085)	(4,308)	(40,311)

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	31	(30)	(14)	(13)
Total comprehensive loss	$(6,996)	$(5,115)	$(4,322)	$(40,324)

Net loss per share:
Basic and diluted	$(0.24)	$(0.20)	$(0.18)
Shares used in per share calculations:
Basic and diluted	29,448	25,773	23,326

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Equity
Balance at July 1, 2002	—	$—	—	$—	$—	$—	$—	$—

Cumulative net loss for the period from July 1, 2002 through December 31, 2008	—	—	—	—	—	—	(23,891)	(23,891)
Issuance of preferred stock and common stock	19,227	192	3,927	39	12,489	—	—	12,720
Conversion of preferred stock to common stock in connection with IPO	(19,227)	(192)	9,614	96	96	—	—	—
Issuance of stock and warrants in connection with IPO, net of offering costs	—	—	6,225	62	18,959	—	—	19,021
Issuance of stock for preferred stock offering costs	—	—	563	6	271	—	—	277
Issuance of stock for director compensation	—	—	57	1	152	—	—	153
Issuance of stock for option exercises	—	—	715	7	374	—	—	381
Issuance of stock for services	—	—	106	1	202	—	—	203
Issuance of stock for warrant exercises	—	—	1,608	16	1,434	—	—	1,450
Sale of stock warrants	—	—	—	—	10	—	—	10
Compensation expense for warrants issued for services	—	—	—	—	155	—	—	155
Stock-based compensation expense related to employee and director stock options	—	—	130	1	2,352	—	—	2,353
Stock-based compensation expense related to non-employee stock options	—	—	309	4	504	—	—	508
Tax benefit from stock plans	—	—	—	—	5	—	—	5
Balance at December 31, 2009	—	—	23,254	233	37,003	—	(23,891)	13,345

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2009	23,254	233	37,003	—	(23,891)	13,345

Net loss	—	—	—	—	(4,308)	(4,308)
Change in unrealized losses on investments	—	—	—	(14)		(14)
Costs related to shelf offering	—	—	(2)	—	—	(2)
Compensation expense for warrants issued for services	—	—	7	—	—	7
Issuance of stock for option exercises	105	1	80	—	—	81
Stock-based compensation expense related to employee and director stock options	—	—	1,129	—	—	1,129
Stock-based compensation expense related to non-employee stock and stock options	33	—	263	—	—	263
Other	—	—	(11)	—	—	(11)
Balance at December 31, 2010	23,392	234	38,469	(14)	(28,199)	10,490

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2010	23,392	234	38,469	(14)	(28,199)	10,490

Net loss	—	—	—	—	(5,085)	(5,085)
Change in unrealized gains (losses) on investments	—	—	—	(30)	—	(30)
Issuance of common stock in connection with shelf offering, net of offering costs	4,651	47	4,586	—	—	4,633
Issuance of warrants in connection with shelf offering recorded as a warrant liability	—	—	(1,988)	—	—	(1,988)
Issuance of stock for option exercises	319	3	100	—	—	103
Issuance of stock for services	43	—	74	—	—	74
Issuance of restricted stock awards for employee services	182	2	(2)	—	—	—
Stock-based compensation expense related to employee and director stock options	—	—	1,110	—	—	1,110
Stock-based compensation expense related to non-employee stock options	—	—	37	—	—	37
Balance at December 31, 2011	28,587	$286	$42,386	$(44)	$(33,284)	$9,344

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2011	28,587	$286	$42,386	$(44)	$(33,284)	$9,344
Net loss	—	—	—	—	(7,027)	(7,027)
Change in unrealized gains (losses) on investments	—	—	—	31	—	31
Issuance of common stock and warrants in connection with shelf offering, net of offering costs	5,900	59	6,597	—	—	6,656
Issuance of stock and warrants in connection with international distribution agreement	2,000	20	3,080	—	—	3,100
Conversion of liablity to equity	43	1	49	—	—	50
Issuance of stock for option exercises	234	2	55	—	—	57
Issuance of stock for warrant exercises	22	—	30	—	—	30
Issuance of stock for services	28	—	—	—	—	—
Employee bonus paid in common stock	—	—	230	—	—	230
Issuance of restricted stock awards for employee services	17	—	—	—	—	—
Stock-based compensation expense related to warrants	—	—	38	—	—	38
Stock-based compensation expense related to employee and director stock options	—	—	1,297	—	—	1,297
Stock-based compensation expense related to non-employee stock options	84	1	242	—	—	243
Balance at December 31, 2012	36,915	$369	$54,004	$(13)	$(40,311)	$14,049

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2012	2011	2010	2012
Cash flows from operating activities:
Net loss	$(7,027)	$(5,085)	$(4,308)	$(40,311)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	341	425	427	2,270
Accretion and amortization of short-term investments	—	—	10	(252)
Net realized loss on sales of short-term investments	91	25	—	116
Loss on disposal of property and equipment	180	12	—	313
Stock-based compensation expense for options and stock issued to employees and directors	1,297	1,110	1,129	6,041
Compensation expense for warrants issued for services	38	—	7	200
Stock-based compensation expense for options, warrants and stock issued to non-employees	243	111	263	1,242
Non-cash loss on increase in fair value of warrants	(1,439)	732	—	(707)
Taxes paid by LLC	—	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(940)	497	3,250	(943)
Purchase of inventory	(23)	—	—	(23)
(Increase) decrease in prepaid expenses and other assets	54	125	47	(321)
Increase (decrease) in accounts payable and accrued liabilities	665	345	(319)	2,218
Increase (decrease) in deferred revenue	(8)	(1,439)	1,522	2,241
Net cash provided by (used in) operating activities	(6,528)	(3,142)	2,028	(27,915)

Cash flows from investing activities:
Purchases of property and equipment	(148)	(119)	(203)	(3,361)
Proceeds from disposal of property and equipment	6	—	—	52
Purchases of short-term investments	(4,872)	(7,581)	(2,446)	(113,418)
Proceeds from maturities and sales of short-term investments	6,377	3,035	1,455	109,349
Cash acquired in purchase of LLC	—	—	—	516
Net cash provided by (used in) investing activities	1,363	(4,665)	(1,194)	(6,862)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	—	11,160
Proceeds from common stock issuances, net	2,800	—	—	2,817
Proceeds from exercise of options and warrants	87	103	81	2,106
Initial public offering costs, net	—	—	—	17,077
Proceeds from shelf offering, net	6,656	4,633	(2)	13,231
Proceeds from stock subscription receivable	—	—	—	873
Proceeds from issuance of notes	—	—	—	405
Principal payments on capital lease	—	—	(7)	(157)
Proceeds from short-term borrowing	—	88	—	88
Principal payments on short-term borrowing	(71)	(17)	—	(88)
Proceeds from borrowings under equipment loan	—	—	—	1,216
Principal payments on equipment loan	—	(106)	(364)	(1,216)
Net cash provided by (used in) financing activities	9,472	4,701	(292)	47,512

Net increase (decrease) in cash and cash equivalents	4,307	(3,106)	542	12,735
Cash and cash equivalents, beginning of period	8,428	11,534	10,992	—
Cash and cash equivalents, end of period	$12,735	$8,428	$11,534	$12,735

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2012	2011	2010	2012
Supplemental disclosure of non cash information
Interest paid	$18	$18	$32	$291
Income taxes paid	$2	$23	$52	$96

Non-cash financing and investing activities
Property and equipment acquired under capital lease obligations	$—	$—	$—	$219
Issuance of stock options and warrants for stock option costs	$—	$—	$—	$1,887

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products.

Aganocide® Compounds
NovaBay’s first-in-class Aganocide® compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  NovaBay is currently focused in three large therapeutic markets:

•
Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.  A global Phase 2b clinical study is currently underway with results expected to be available in the second half of 2013.

•
Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment.  The company expects to complete a global Phase 2b clinical study for this indication in the last half of 2013.

•
Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce interim top-line results from Part B of this study in the second quarter of 2013.

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

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, to market NeutroPhase in China.  In September 2012, the collaboration with Pioneer Pharma was expanded to include the Asian markets Hong Kong, Macau, Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.  NovaBay expects to announce additional marketing agreements in select geographic markets around the world during 2013.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc.  We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company.  In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc.  In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which may conduct research and development in Canada, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities.  In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.  We currently operate in four business segments; see Note 13 for further details.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of December 31, 2012, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximate their fair value. As of December 31, 2012, cash and cash equivalents were held in financial institutions in the U.S. and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of certificates of deposit and corporate debt securities. The Company has classified their short-term investments as available-for-sale. The Company does not intend to hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, they occasionally sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income (expense), net within the consolidated statements of operations. Interest income is recognized when earned.

Concentrations of Credit Risk and Major Partners

Financial instruments which potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. The Company does not believe they are exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held. Additionally, they have established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

During the years ended December 31, 2012, revenues were derived from two collaboration partners, two distribution partners and service revenues.  During the years ended December 31, 2011 and 2010, revenues were derived from two collaboration partners and service revenues.

As of December 31, 2012, 96% of accounts receivable was derived from one collaboration and two distribution partners.  At December 31, 2011, accounts receivables were derived from one customer and at December 31, 2010, our accounts receivables was derived from a single collaboration partner.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented.  Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

Assuming the elements meet the revenue recognition guidelines the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if they have continuing performance obligations without which the technology licensed has no utility to the licensee. If they have performance obligations through research and development services that are required because their know-how and expertise related to the technology is proprietary to us, or can only be performed by them, then such up-front fees are deferred and recognized over the period of the performance obligations.  The Company bases the estimate of the period of performance on factors in the contract.  Actual time frames could vary and could result in material changes to their results of operations.

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

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. They use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services.  Research and development expenses under the collaborative agreements approximate the revenue recognized, excluding milestone and upfront payments received under such arrangements.

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model.   See Note 10 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During 2012 and 2011, there is no difference between basic and diluted net loss per share due to the Company’s net losses.  The following table sets forth the reconciliation between basic EPS and diluted EPS:

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010

Net loss	$(7,027)	$(5,085)	$(4,308)

Basic shares	29,448	25,773	23,326
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—
Diluted shares	29,448	25,773	23,326

Basic EPS	$(0.24)	$(0.20)	$(0.18)
Diluted EPS	$(0.24)	$(0.20)	$(0.18)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Stock options	6,222	5,299	4,968
Stock warrants	11,190	4,863	1,375

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  Under the amended guidance, all changes in the components of net income and the components of other comprehensive income are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The changes were effective January 1, 2012, with early adoption permitted.  This change did not have an impact to the consolidated financial results as it is a change in presentation only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance. These changes were effective January 1, 2012, on a prospective basis. Early application is not permitted.  This change did not have a material impact to the consolidated financial results.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 2012 and 2011, consisted of the following:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$514	$—	$(9)	$505
Municipal Bonds	305	—	(2)	303
Certificates of deposit	3,329	—	(2)	3,327
	$4,148	$—	$(13)	$4,135

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$3,054	$—	$(42)	$3,012
Certificates of deposit	2,700	—	(2)	2,698
	$5,754	$—	$(44)	$5,710

All short-term investments at December 31, 2012 and 2011, mature in less than one year.  During the years ended December 31, 2012, 2011 and 2010, we recognized a net realized loss of $91,000, $23,000, and $10,000, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures the fair value of financial assets and liabilities based on authoritative guidance which defines fair value, establishes a framework consisting of three levels for measuring fair value, and requires disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The Company’s warrant liability is classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of this liability.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements Using

(in thousands)	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$12,735	$12,735	$—	$—
Short-term investments:
Corporate bonds	505	—	505	—
Municipal bonds	303	—	303
Certificates of deposit	3,327	—	3,327	—
Total short-term investments	4,135	—	4,135	—
Total assets	$16,870	$12,735	$4,135	$—

Liabilities
Warrant liability	$1,282	$—	$—	$1,282
Total liabilities	$1,282	$—	$—	$1,282

For the year ended December 31, 2012, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain (loss) on a change in the fair value of $1.4 million in its consolidated statement of operations.  See Note 8 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2010	$—
Fair value of warrants issued in connection with the registered direct offering on July 5, 2011	1,989
Increase in fair value at December 31, 2011	732
Fair value of warrants at December 31, 2011	2,721
Decrease in fair value at December 31, 2012	(1,439)
Total warrant liability at December 31, 2012	$1,282

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2012	December 31, 2011
Office and laboratory equipment	$1,988	$2,678
Furniture and fixtures	63	113
Software	11	145
Leasehold improvement	164	149
Total property and equipment, at cost	2,226	3,085
Less: accumulated depreciation	(1,335)	(1,815)
Total property and equipment, net	$891	$1,270

Depreciation expense was $341,000, $425,000 and $427,000 for the years ended December 31, 2012, 2012 and 2010, respectively, and $2.3 million for the cumulative period from July 1, 2002 (inception) to December 31, 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2012	December 31, 2011
Research and development	$441	$209
Employee payroll and benefits	807	695
Professional fees	95	24
Other	154	133
Total accrued liabilities	$1,497	$1,061

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under an operating lease, which expires on October 31, 2020.  Rent expense was $804,000, $1.0 million, and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The future minimum lease payments under this non-cancellable operating lease were as follows as of December 31, 2012:

Lease
(in thousands)	Commitment
Year ending December 31:
2013	$520
2014	535
2015	551
2016	568
2017	585
thereafter	1,753
Total lease commitment	$4,512

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis, and records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2012 and 2011, the Company had $60,000 and $115,000 of deferred rent, respectively.

Directors and Officers Indemnity

  As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012.

  In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2012, that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing.  As part of this transaction, 3,488,005 warrants were issued with an exercise price of $1.33 and are exercisable on January 1, 2012, and expire on July 5, 2016.  The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision where the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities).  Due to this provision, ASC 480 requires that these warrants be classified as liabilities.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.  The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.   In addition, after January 5, 2012, and if the closing bid price per share of the common stock in the principal market equals or exceeds $2.66 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders, which would result in gross proceeds to the Company of approximately $1.5 million.

The key assumptions used to value the warrants were as follows:

	December 31,
Assumption	2012	2011
Expected price volatility	55%	80%
Expected term (in years)	3.51	4.51
Risk-free interest rate	0.45%	0.83%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.37	$0.78

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors.  As of December 31, 2012, there were no shares of preferred stock outstanding.

Common Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2012.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 6, 2012, the Company closed a public offering for the sale of 5,900,000 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (or a total of 4,425,000 shares), at a purchase price of $1.25 per unit. The warrants were immediately exercisable for $1.50 per share and will expire one year from the date of issuance.  All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission.  The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together.  The Company raised a total of $7.4 million from this offering, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000.

Stock Warrants

At December 31, 2012, there were outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were exercisable at December 31, 2012.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing.  These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016.  These outstanding warrants were exercisable at December 31, 2012.  During 2012, 22,500 of these warrants were exercised and the company received $30,000 in cash for the warrants.  See Note 8 for further details on these warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, and expire on January 2, 2016.  The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized the full $34,000 in expense during the year ended December 31, 2012, related to these warrants.

In September 2012 and October 2012, warrants to purchase 800,000 and 1,200,000 shares, respectively, were issued to Pioneer Pharma Co., Ltd as part of a unit purchase agreement that was accounted for along with an expanded distribution agreement.  These warrants were issued with an exercise price of $1.50 per share, are immediately exercisable, and expire on August 31, 2013.  The warrants were valued at approximately $360,000 and $330,000, respectively, using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 79% and 71%, respectively, (2) a risk-free interest rate of 0.17% and 0.17%, respectively and (3) an expected life of 0.96 and 0.83 years, respectively. Due to the combined accounting of this agreement along with the expanded distribution agreement, the Company accounted for the fair value of the common stock and warrants as equity.

In October 2012, warrants to purchase 15,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012 and December 30, 2012, and they all expire on September 30, 2014.  The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized the full $4,000 in expense during the year ended December 31, 2012, related to these warrants.

On December 6, 2012, 4,425,000 warrants were issued in connection with our July public offering.  These warrants were issued with an exercise price of $1.50 and expire on December 6, 2013.  These outstanding warrants were exercisable at December 31, 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s warrants outstanding at December 31, 2012, 2011 and 2010, and activity during the three years then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	1,875	$3.18
Warrants expired	(500)	$4.00
Outstanding at December 31, 2010	1,375	$2.89
Warrants granted	3,488	$1.33
Outstanding at December 31, 2011	4,863	$1.77
Warrants granted	6,500	$1.52
Warrants expired	(150)	$4.00
Warrants exercised	(23)	$1.33
Outstanding at December 31, 2012	11,190	$1.59

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

For the years from 2009 to 2012, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 1,000,000, 935,665, and 930,177 shares of common stock were authorized for issuance under the 2007 Plan in January 2012, 2011 and 2010, respectively.  Beginning in 2013, the shareholders voted to remove the 1,000,000 share cap and the 2007 Plan increases annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year.  As of December 31, 2012, there were 15,471 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Summary

The following table summarizes information about the Company’s stock options outstanding at December 31, 2012, 2011 and 2010, and activity during the three years then ended:

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,147	$1.71
Options granted	1,087	$1.90
Options exercised	(105)	$0.85
Options forfeited/cancelled	(161)	$1.80
Outstanding at December 31, 2010	4,968	$1.78
Options granted	1,357	$0.91
Options exercised	(319)	$0.32
Options forfeited/cancelled	(707)	$2.04
Outstanding at December 31, 2011	5,299	$1.62
Options granted	1,232	$1.22
Options exercised	(234)	$0.25
Restricted stock units vested	(28)	$—
Options forfeited/cancelled	(47)	$1.64
Outstanding at December 31, 2012	6,222	$1.62	6.8	$672

Vested and expected to vest at December 31, 2012	6,097	$1.63	6.8	$652

Vested at December 31, 2012	4,532	$1.79	6.1	$320

Exercisable at December 31, 2012	4,532	$1.79	6.1	$320

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Mkt as of December 31, 2012, for options that have a quoted market price in excess of the exercise price (“in-the-money options”). The Company received cash payments for the exercise of stock options in the amount of $57,000, $103,000 and $81,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of stock option awards exercised was $271,000, $317,000 and $119,000 for the years ended December 31, 2012, 2011 and 2010, respectively, as determined at the date of option exercise.

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to some of its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of certain stock option awards as of the date of the grant by using the Black-Scholes-Merton option pricing model. The application of this valuation model involves assumptions that are judgmental and subjective in nature.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2012	2011	2010
Expected price volatility	93.90%	90.60%	89.70%
Expected term (in years)	4.6	5.6	5.9
Risk-free interest rate	0.70%	1.28%	2.09%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.91	$0.85	$1.43

Expected Price Volatility—This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The computation of expected volatility was based on the historical volatility of our own stock and comparable companies from a representative peer group selected based on industry and market capitalization data.

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. The expected life assumption for 2011 and 2012 is based on the Company’s historical data.  Prior to 2011, there was insufficient historical information available to estimate the expected term of the stock-based awards. As a result, we adopted the simplified method for using the expected term pursuant to SAB No. 107. On this basis, we estimated the expected term of options granted in 2010 by taking the average of the vesting term and the contractual term of the option.

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

For the years ended December 31, 2012, 2011 and 2010, we recognized stock-based compensation expense of $1.3 million, $1.1 million and $1.1 million, respectively, for option awards to employees and directors. As of December 31, 2012, total unrecognized compensation cost related to unvested stock options was $1.1 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 2.2 years.

Stock-Based Awards to Non-Employees

During the years ended December 31, 2012, 2011 and 2010, the Company granted options to purchase an aggregate of 98,000, 55,000 and 186,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2012	2011	2010
Expected price volatility	88.52%	90.39%	90.86%
Expected term (in years)	9.1	7.1	5.7
Risk-free interest rate	1.53%	1.83%	2.31%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.06	$1.37	$1.39

For the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense of $243,000, $111,000 and $263,000, respectively, related to non-employee option grants.

Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Research and development	$450	$352	$616
General and administrative	1,090	869	776
Total stock-based compensation expense	$1,540	$1,221	$1,392

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 11. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care.  The Company amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, NovaBay and Galderma S.A., agreed to expand their partnership to focus on the development of NovaBay’s Aganocide compound auriclosene (NVC-422) for the topical treatment of impetigo.  This expansion is intended to provide NovaBay with the additional funding and resources required for the clinical development of its auriclosene (NVC-422) topical gel formulation for impetigo and other topical infections.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue has been recognized under the Galderma agreement as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Amortization of upfront technology access fee, continuation fee and license fee	$1,259	$1,259	$786
On-going Research and Development	1,604	1,551	850
Materials, Equipment, and Contract Study Costs	3,485	2,609	470
Milestone payments	—	500	—
	$6,348	$5,919	$2,106

The Company had deferred revenue balances of $957,000, $2.2 million and $3.7 million respectively, at December 31, 2012, 2011 and 2010, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of December 31, 2012, the Company has earned $4.25 million in milestone payments.  As of December 31, 2012, the Company has not earned or received any royalty payments under the Galderma agreement.

Pioneer Pharma Co., Ltd.

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, NovaBay received an upfront payment of $312,500.  NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the SFDA, which was submitted in December 2012.  The distribution agreement provides that Pioneer Pharma Co., Ltd is entitled to receive cumulative purchase discounts of up to $500,000 upon the purchase of NeutroPhase product.  The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratable over the product distribution period.  In addition, NovaBay is entitled to receive $625,000 upon receipt of an MAA approval of the product from the SFDA.

In September 2012, we entered into two agreements with Pioneer Pharma Co., Ltd. (“Pioneer”):  (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”).  These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes. Pursuant to the terms of the Distribution Agreement, we agreed to grant to Pioneer over a period of 5.5 years the right to distribute Neutrophase, upon MAA Approval from a Regulatory Authority, in certain territories in Asia (other than China).  Upon execution of the Distribution Agreement, we received an upfront payment of $250,000 from Pioneer, which was initially recorded as deferred revenue; an additional $350,000 was due to us in December 2012.  This amount was initially recorded as deferred revenue at December 31, 2012 and was received in early January 2013.  Pioneer is also obligated to make certain additional payments to us upon receipt of the MAA Approval.  The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase product; payable in NovaBay unregistered restricted common stock.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Purchase Agreement, we also received $2.5 million from Pioneer for the purchase of restricted units (comprising 1 share of common stock and a warrant for the purchase of 1 share of common stock).  The unit purchase was completed in two tranches: (1) 800,000 units in September 2012 and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per share.  The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and fair value of the warrants based on the Black-Scholes Merton option pricing model.  Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we were required to reallocate the amounts received or earned, totaling $600,000, from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

Animal Health

In April 2012, the Company entered into a feasibility and option agreement with an animal health company for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development.  The company will conduct veterinary studies using NovaBay’s Aganocide compounds to assess feasibility for treating several veterinary indications.

Revenue has been recognized under the agreement as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Amortization of upfront technology access fee, continuation fee and license fee	$113	$—	$—
On-going Research and Development	262	—	—
Materials, Equipment, and Contract Study Costs	42	—	—
	$417	$—	$—

The Company had deferred revenue balances of $125,000, $0 and $0,  respectively, at December 31, 2012, 2011 and 2010, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

Private Label Agreement

In October 2012, NovaBay entered into a private label distribution agreement.  Under the terms of that agreement NovaBay received an upfront payment and will receive an additional payment upon the first shipment under the agreement.  In addition, NovaBay is entitled to additional support for research and development and product payments.

Revenue has been recognized under the agreement as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Amortization of upfront technology access fee	$5	$—	$—
On-going Research and Development	44	—	—
	$49	$—	$—

The Company had deferred revenue balances of $227,000, $0 and $0,  respectively, at December 31, 2012, 2011 and 2010, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the  support for ongoing research and development.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Amortization of upfront technology access fee	$—	$—	$1,667
On-going Research and Development	—	2,828	5,419
Materials, Equipment, and Contract Study Costs	—	246	562
Termination payment	—	2,000	—
	$—	$5,074	$7,648

At December 31, 2012, 2011 and 2010, we had no deferred revenue balances related to the Alcon agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2012.

NOTE 13. SEGMENT INFORMATION

Beginning in 2012, the Company is reporting financial data for four reportable segments, coinciding with our four business units:  dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of our business around the dermatology arena including the collaboration with Galderma and our impetigo clinical trial. The ophthalmology segment includes our clinical trial on ophthalmology which we are conducting on our own at the time.  This segment also includes our i-case product which is currently in development phases.  The urology segment covers our UCBE trials.  The wound care segment encompasses the business around our NeutroPhase product, which went on the market in December 2012.  Our remaining activities are immaterial and are shown as an aggregate.

The Company discloses information about its reportable segments based on the measures it uses in assessing the performance of each segment. The Company uses “segment net income (loss)” to measure the performance of its business units. Segment net income (loss) includes the allocation of certain corporate expense.  These expenses have been allocated based on the FTE allocations to each individual segment or business unit.

The Company does not segregate specific assets to each business unit as we do not have a reasonable way to allocate the corporate assets to each unit and the Company does not use this as a measure of segment performance.  In addition, we reorganized our business in 2012 to provide the business unit approach and the segment reporting.  Prior to this time we did not segregate any costs to our different segments and we do not have practical way to do this for periods before 2012.  Based on this we do not show segment information for periods prior to 2012.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Year Ended December 31,
(in thousands)	2012

Revenues:
Dermatology	$6,348
Ophthalmology	—
Urology	—
Wound Care	104
Other	495
$6,947

Segment net income (loss):
Dermatology	$3,908
Ophthalmology	(3,426)
Urology	(3,498)
Wound Care	(3,162)
Other	(2,131)
$(8,309)

A reconciliation of total segment net loss to consolidated net loss is as follows:

Year Ended December 31,
(in thousands)	2012

Segment net income (loss)	$(8,309)
Non-cash gain on change in fair value of warrants of warrants	1,439
Other income (expense), net	(155)
Provision for income taxes	(2)
Net loss	$(7,027)

NOTE 14. INCOME TAXES

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2012	2011	2010
Current
Federal	$—	$—	$—
State	2	2	50
Other	—	—	—
Total current tax expense	2	2	50

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$2	$2	$50

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

	December 31
(in thousands)	2012	2011
Deferred tax assets:
Net operating losses	$13,099	$10,008
Accruals	85	260
Deferred revenue	381	755
Stock options	1,009	734
Other deferred tax assets	197	100
Total deferred tax assets	14,771	11,857

Deferred tax liabilities:
Property and equipment	(251)	(355)
Total deferred tax liabilities	(251)	(355)

Valuation allowance	(14,520)	(11,502)
Net deferred taxes	$—	$—

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

The valuation allowance increased by the following amounts (in thousands):

2012	2011	2010
$3,018	$1,445	$1,179

In accordance with ASC 718 Compensation – Stock Compensation, the Company has excluded from deferred tax assets benefits attributable to employee stock option exercises. Therefore, these amounts are not included in gross or net deferred tax assets.  The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable.

Net operating loss and tax credit carryforwards as of December 31, 2012, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$33,768	2024	-	2032
Net operating losses, state	$35,447	2015	-	2032
Tax credits, federal	$58		2031

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2012	2011	2010
Income tax provision (benefit) at federal statutory rate	$(2,389)	$(1,728)	$(1,320)
State tax	(443)	(232)	(187)
ISO-related expense for GAAP	194	230	384
Change in valuation allowance	3,020	1,445	1,179
Revaluation of warrant liability	(489)	249	—
Tax credits	(58)	—	—
Other	167	38	(6)
Total	$2	$2	$50

Uncertain Income Tax Positions

We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2012 and 2011, is as follows:

	Year ended December 31,
(in thousands)	2012	2011
Unrecognized benefit - beginning of period	475	—
Gross increases - current period tax positions	—	—
Gross decreases - prior period tax positions	(273)	—
Gross increases - prior period tax positions	568	475
Unrecognized benefit - end of period	$770	$475

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2013.

NOTE 15. SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

This annual report provides only management’s report and does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  As a result of the Wall Street Reform Act enacted in July 2010, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year, or thereafter, until such time as we no longer qualify for this exemption.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

N/A

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

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by OUM & Co. LLP, our external auditor.  Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements

PART IV

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

Date: March 12, 2013	NOVABAY PHARMACEUTICALS, INC.

	By:	/S/ RAMIN NAJAFI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAMIN NAJAFI	Chairman of the Board and Chief Executive	March 5, 2013
Ramin (Ron) Najafi	Officer (principal executive officer)

/S/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal	March 5, 2013
Thomas J. Paulson	financial and accounting officer)

/S/ CHARLES J. CASHION	Director	March 5, 2013
Charles J. Cashion

/S/ ANTHONY DAILLEY	Director	March 5, 2013
Anthony Dailley, DDS

/S/ PAUL FREIMAN	Director	March 5, 2013
Paul E. Freiman

/S/ ALEX MCPHERSON	Director	March 5, 2013
Alex McPherson, MD, Ph.D.

/S/ ROBERT R. TUFTS	Director	March 5, 2013
Robert R. Tufts

/S/ TONY WICKS	Director	March 5, 2013
Tony Wicks

/S/ GAIL MADERIS	Director	March 5, 2013
Gail Maderis

EXHIBIT INDEX
Exhibit No.	Description

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

4.4
Form of Warrant issued to Pioneer Pharma (Singapore) Pte. Ltd. in relation to the Unit Purchase Agreement between the parties dated September 13, 2012. ((Incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 10-Q as filed with the SEC on November 1, 2012 (SEC File No. 001-33678).

4.5
Form of Form of Common Stock Purchase Warrant issued in December 2012 ((Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K as filed with the SEC on December 6, 2012 (SEC File No. 001-33678).

10.1*+	2002 Stock Option Plan, and forms of agreements thereto.

10.2*+	2005 Stock Option Plan, and forms of agreements thereto.

10.3*+
2007 Omnibus Incentive Plan, and forms of agreements thereto ((the Plan is incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 9, 2012 (SEC File No. 001-33678), and the forms of agreements thereto are incorporated by reference to the exhibit referencing the Plan from the Company’s amendment to registration statement of Form S-1 (File No. 333-140714) filed with the Securities and Exchange Commission on May 29, 2007, as amended.) .

10.4*+
NovaBay Pharmaceuticals, Inc. Executive Officer Cash Bonus Structure. ((Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 10-K as filed with the SEC on March 27, 2012 (SEC File No. 001-33678)).

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

10.8*
Seventh Amendment to the Lease Agreement between Emery Station Office II, LLC and NovaBay Pharmaceuticals, Inc., effective March 1, 2012.  (Incorporated by reference to Exhibit 10.2 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 9, 2012 (SEC File No. 001-33678)).

10.9†
Collaboration and License Agreement, by and between the Company and Galderma S.A., dated as of March 20, 2009 (Incorporated by reference to Exhibit 10.2 from the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2009, as filed with the SEC on August 4, 2009 (SEC File No. 001-33678)).

10.10*+
Director Compensation Plan (Incorporated by reference to Exhibit 10.14 from the Company’s annual report on Form 10-K for the year end December 31, 2009 as filed with the SEC on March 30, 2010 (SEC File No. 001-33678)).

10.11*†	Collaboration and License Agreement dated August 29, 2006 by and between the Company and Alcon Manufacturing, Ltd.

10.12*	Master Security Agreement dated April 23, 2007 by and between the Company and General Electric Capital Corporation.

10.13†
Amendment No. 1 to the Collaboration and License Agreement, dated as of December 1, 2009, between the Company and Galderma S.A. (Incorporated by reference to Exhibit 10.18  from the Company’s annual report on Form 10-K for the year end December 31, 2009 as filed with the SEC on March 30, 2010 (SEC File No. 001-33678)).

10.14*+
Executive Officer Cash Compensation Arrangements (Bonus structure is incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K as filed with the SEC on March 27, 2012 (SEC File No. 001-33678); and 2012 bonuses and 2013 cash compensation arrangements are incorporated by reference to the description in Item 5.02 of the Company’s current report on Form 8-K as filed with the SEC on February 15, 2013 (SEC File No. 001-33678)).

10.15*+
Form of Indemnification Agreement between NovaBay Pharmaceuticals, Inc. and its Directors and Officers. (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 12, 2010 (SEC File No. 001-33678).).

10.16†
Amendment No. 2 to the Collaboration and License Agreement, dated as of December 2, 2010, between the Company and Galderma S.A. (Incorporated by reference to Exhibit 10.24 from the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011 (SEC File No. 001-33678).).

10.17†
Amendment No. 1 to the Collaboration and License Agreement dated November 18, 2010 by and between the Company and Alcon Manufacturing, Ltd. (Incorporated by reference to Exhibit 10.25 from the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 10, 2011 (SEC File No. 001-33678).).

10.18
Termination Agreement of the Collaboration & License Agreement between NovaBay Pharmaceuticals, Inc. and Alcon Research Ltd. dated June 16, 2011 (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 10, 2011 (SEC File No. 001-33678).).

10.19†
Distribution Agreement, by and between the Company and Pioneer Pharma Co. Ltd., dated as of January 9, 2012.  (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.20*
Employment Agreement dated February 17, 2012 by and between the Registrant and Ramin (Ron) Najafi. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.21*
Employment Agreement dated February 17, 2012 by and between the Registrant and Thomas J. Paulson. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678)).

10.22*
Employment Agreement dated February 17, 2012 by and between the Registrant and Behzad Khosrovi. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678).

10.23*
Employment Agreement dated February 17, 2012 by and between the Registrant and Roy Wu. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, SEC File No. 001-33678).

10.24†
Distribution Agreement by and between the Company and Naqu Area Pioneer Pharma Co. Ltd. dated as of September 13, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2012, SEC File No. 001-33678); confidential treatment has been requested for portions of this agreement.

10.25†
Unit Purchase Agreement entered into by and between the Company and Pioneer Pharma (Singapore) Pte. Ltd. dated September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2012, SEC File No. 001-33678)

23.1	Consent of OUM & Co. LLP.

23.2	Consent of Davidson & Company, LLP.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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