Form 10-Q
period 2013-03-31
NovaBay Pharmaceuticals, Inc.
filed 2013-05-02
CIK 1389545

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, there were 37,330,837 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements (unauditied)

	1.	Consolidated Balance Sheets:
		March 31, 2013 and December 31, 2012	3

	2.	Consolidated Statements of Operations and Comprehensive Loss:
		Three months ended March 31, 2013 and 2012, and for the cumulative period from July 1, 2002 (inception) to March 31, 2013	4

	3.	Consolidated Statements of Cash Flows:
		Three months ended March 31, 2013 and 2012, and for the cumulative period from July 1, 2002 (inception) to March 31, 2013	5

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.		Controls and Procedures	25

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	26

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.		Exhibits	42

SIGNATURES			43

EXHIBIT INDEX			44

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

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$8,387	$12,735
Short-term investments	4,805	4,135
Accounts receivable	916	943
Inventory	61	23
Prepaid expenses and other current assets	365	445
Total current assets	14,534	18,281
Property and equipment, net	819	891
Other assets	63	63
TOTAL ASSETS	$15,416	$19,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$539	$455
Accrued liabilities	1,178	1,497
Deferred revenue	757	1,221
Total current liabilities	2,474	3,173
Deferred revenues - non-current	730	671
Deferred rent	73	60
Warrant liability	1,802	1,282
Total liabilities	5,079	5,186

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 65,000 shares authorized at March 31, 2013 and December 31, 2012; 37,241 and 36,915 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	369	369

Additional paid-in capital	54,299	54,004
Accumulated other comprehensive loss	(11)	(13)
Accumulated deficit during development stage	(44,320)	(40,311)
Total stockholders' equity	10,337	14,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,416	$19,235

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2013	2012	March 31, 2013
Sales:
Sales revenue	$63	$—	$63
Cost of goods sold	22	—	22
Gross profit	41	—	41

Other revenue:
License, collaboration and distribution revenue	$914	$1,315	$58,368
Other revenues	43	5	161
Total other revenue	957	1,320	58,529

Operating expenses:
Research and development	2,925	2,264	63,071
General and administrative	1,560	1,541	41,195
Total operating expenses	4,485	3,805	104,266
Operating loss	(3,487)	(2,485)	(45,696)

Non-cash gain (loss) on (increase) decrease in fair value of warrants	(520)	(35)	187
Other income (expense), net	—	(5)	1,266

Loss before income taxes	(4,007)	(2,525)	(44,243)
Provision for income taxes	(2)	(6)	(77)
Net loss	(4,009)	(2,531)	(44,320)

Change in unrealized gains (losses) on available-for-sale securities	2	2	(11)
Comprehensive loss	$(4,007)	$(2,529)	$(44,331)

Net loss per share:
Basic and diluted	$(0.11)	$(0.09)
Shares used in per share calculations:
Basic and diluted	36,756	28,572

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(4,009)	$(2,531)	$(44,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	91	2,351
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	9	12	125
Loss on disposal of property and equipment	—	30	313
Stock-based compensation expense for options and stock issued to employees and directors	215	342	6,256
Compensation expense for warrants issued for services	3	20	203
Stock-based compensation expense for options, warrants and stock issued to non-employees	47	127	1,289
Non-cash loss (gain) on increase (decrease) in fair value of warrants	520	35	(187)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	27	(1,006)	(916)
Purchase of inventory	(38)	—	(61)
(Increase) decrease in prepaid expenses and other assets	80	24	(616)
Increase (decrease) in accounts payable and accrued liabilities	(222)	167	1,996
Increase (decrease) in deferred revenue	(405)	(47)	1,836
Net cash used in operating activities	(3,692)	(2,736)	(31,982)

Cash flows from investing activities:
Purchases of property and equipment	(9)	—	(3,370)
Proceeds from disposal of property and equipment	—	1	52
Purchases of short-term investments	(2,127)	(712)	(115,545)
Proceeds from maturities and sales of short-term investments	1,450	1,175	110,799
Cash acquired in purchase of LLC	—	—	516
Net cash provided by (used in) investing activities	(686)	464	(7,548)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	15	—	3,207
Proceeds from exercise of options and warrants	15	36	2,121
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	—	—	13,231
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	—	(71)	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	—	(1,216)
Net cash provided by (used in) financing activities	30	(35)	47,917

Net increase (decrease) in cash and cash equivalents	(4,348)	(2,307)	8,387
Cash and cash equivalents, beginning of period	12,735	8,428	—
Cash and cash equivalents, end of period	$8,387	$6,121	$8,387

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

•
Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce interim top-line results from Part B of this study mid-year

NeutroPhase®
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

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc.   The Company had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company.  In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc.  In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada but was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities.  In June 2010, the Company changed the state in which it is incorporated (the Reincorporation), and is now incorporated under the laws of the State of Delaware.  All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.  The Company currently operate in four business segments; see Note 10 for further details.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  These statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The consolidated balance sheet at December 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The financial statements have been prepared under the guidelines for Development Stage Entities.  A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom.  As of March 31, 2013, we continued to conduct clinical trials and had not commenced our planned principal operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NovaBay Pharmaceuticals Canada, Inc. (prior to its dissolution in July 2012) and DermaBay, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates their fair value.  As of March 31, 2013, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments.  Short-term investments generally consist of municipal and corporate debt securities.  The Company has classified its short-term investments as available-for-sale.  The Company does not intend to hold securities with stated maturities greater than twelve months until maturity.  In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities.  These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.  A decline in the market value below cost of any available-for-sale security that is determined to be other-than-temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security.  No such impairment charges were recorded for the periods presented.  The interest income and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss.  Interest income is recognized when earned.

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

During the three months ended March 31, 2013, revenues were derived from two collaboration partners, two distribution partners and service revenues.  During the three months ended March 31, 2012, the majority of the Company’s operating revenues were derived from one collaborative partner.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2013, 94% of accounts receivable was derived from one collaboration and one distribution partner.  As of March 31, 2012, the majority of the Company’s accounts receivable was from one collaborative partner.

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

Assuming the elements meet the revenue recognition guidelines the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology licensed has no utility to the licensee. If it has performance obligations through research and development services that are required because its know-how and expertise related to the technology is proprietary to it, or can only be performed by it, then such up-front fees are deferred and recognized over the period of the performance obligations.  The Company bases the estimate of the period of performance on factors in the contract.  Actual time frames could vary and could result in material changes to its results of operations.

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

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Common Stock Warrant Liabilities

For warrants where there is a deemed possibility that the Company may have to settle the warrants in cash, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations and comprehensive loss.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model.  The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity.   These values are subject to a significant degree of judgment on the part of the Company.

Net Income (Loss) per Share

The Company computes net income (loss) per share by presenting both basic and diluted earnings (loss) per share (EPS).

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended March 31, 2013, and 2012, there is no difference between basic and diluted net loss per share due to the Company’s net losses.  The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012

Net loss	$(4,009)	$(2,531)

Basic shares	36,756	28,572
Add: shares issued upon assumed exercise of stock options	—	—
Diluted shares	36,756	28,572

Basic and diluted net loss per share	$(0.11)	$(0.09)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2013	2012
Stock options	6,683	5,958
Stock warrants	11,210	4,923
	17,893	10,881

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in  accounting pronouncements during the three months ended March 31, 2013, as compared to the  recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance or potential significance to the Company.

NOTE 3. INVESTMENTS

Short-term investments at March 31, 2013, and December 31, 2012 consisted of the following:

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$482	$—	$(3)	$479
Municipal bonds	305	—	(4)	301
Certificates of deposit	$4,029	$—	$(4)	$4,025
	$4,816	$—	$(11)	$4,805

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$514	$—	$(9)	$505
Municipal bonds	$305	—	(2)	303
Certificates of deposit	3,329	—	(2)	3,327
	$4,148	$—	$(13)	$4,135

All short-term investments at March 31, 2013 and December 31, 2012 mature in less than one year.  Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $9,000 and $12,000, for the three months ended March 31, 2013 and 2012, respectively.

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements Using
(in thousands)	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$8,387	$8,387	$—	$—
Short-term investments:
Corporate bonds	479	—	479	—
Municipal bonds	301	—	301
Certificates of deposit	4,025	—	4,025	—
Total short-term investments	4,805	—	4,805	—
Total assets	$13,192	$8,387	$4,805	$—

Liabilities
Warrant liability	$1,802	$—	$—	$1,802
Total liabilities	$1,802	$—	$—	$1,802

For the three month period ended March 31, 2013, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on an increase in the fair value of $520,000 in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2012	$1,282
Adjustment to fair value at March 31, 2013	520
Total warrant liability at March 31, 2013	$1,802

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020.  Rent expense was approximately $219,000 and $259,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement.  In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis.  The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of March 31, 2013.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to   their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited.  Historically, costs related to these indemnification provisions have been immaterial.  The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2013.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2013, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing.  As part of this transaction, 3,488,005 warrants were issued with an exercise price of $1.33 and were exercisable on January 1, 2012, and expire on July 5, 2016.  The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision where the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities).  Due to this provision, ASC 480 requires that these warrants be classified as liabilities.  The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss.  The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.  In addition, after January 5, 2012, and if the closing bid price per share of the common stock on the principal market equals or exceeds $2.66 for any ten trading days (which do not need to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders, which would result in gross proceeds to the Company of approximately $1.5 million.

The key assumptions used to value the warrants were as follows:

	March 31,
Assumption	2013	2012
Expected price volatility	55%	80%
Expected term (in years)	3.26	4.26
Risk-free interest rate	0.41%	0.84%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.52	$0.79

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

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants

At March 31, 2013, there were outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were exercisable at March 31, 2012.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing.  These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016.  These outstanding warrants were exercisable at March 31, 2012.  During 2012, 22,500 of these warrants were exercised and the Company received $30,000 in cash for the warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, and expire on January 2, 2016.  The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized $0 and $20,000 in expense during the three months ended March 31, 2013, and 2012, respectively, related to these warrants.

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

In October 2012, warrants to purchase 15,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expire on September 30, 2014.  The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized $0 in expense during the three months ended March 31, 2013, and 2012, related to these warrants.

On December 6, 2012, 4,425,000 warrants were issued in connection with our July public offering.  These warrants were issued with an exercise price of $1.50 and expire on December 6, 2013.  These outstanding warrants were exercisable at March 31, 2013.

In January 2013, warrants to purchase 20,000 shares were issued to a vendor.  These warrants were issued with an exercise price of $1.50 per share for 10,000 of the shares and $1.75 per share for the remaining 10,000 shares, became exercisable immediately, and expire on August 31, 2013, and December 31, 2013, respectively.  The warrants were valued at approximately $3,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 69.82% and 69.40%, respectively, (2) a risk-free interest rate of 0.11% and 0.14%, respectively and (3) an expected life of 0.64 and 0.97 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants.  The Company recognized $3,000 and $0 in expense during the three months ended March 31, 2013, and 2012, respectively, related to these warrants.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The details of all outstanding warrants as of March 31, 2013, is as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	11,190	$1.59
Warrants issued	20	$1.63
Outstanding at March 31, 2013	11,210	$1.59

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors.  In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.  As of March 31, 2013, there were 836,821 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2013, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,222	$1.62
Options granted	772	$1.16
Options exercised	(14)	$1.09
Restricted stock unit vested	(173)	$—
Options forfeited/cancelled	(124)	$1.51
Outstanding at March 31, 2013	6,683	$1.61	6.85	$1,104

Vested and expected to vest at March 31, 2013	6,499	$1.63	6.80	$1,044

Vested at March 31, 2013	4,727	$1.78	6.00	$573

Exercisable at March 31, 2013	4,727	$1.78	6.00	$573

Stock Options and Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that the Company applied to value its stock-based awards.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended March 31,
Assumption	2013	2012
Expected price volatility	87%	94%
Expected term (in years)	4.95	4.32
Risk-free interest rate	0.80%	0.72%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.78	$0.93

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $215,000 and $342,000, respectively, for option awards to employees and directors.  As of March 31, 2013, total unrecognized compensation cost related to unvested stock options was $1.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.58 years.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2013 and 2012, the Company granted options to purchase an aggregate of 62,000 and 55,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.  Additionally, during the three months ended March 31, 2013 and 2012, the Company issued 11,856 and 60,527 shares of common stock, respectively, to non-employees.  The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Three Months Ended March 31,
Assumption	2013	2012
Expected price volatility	77%	88%
Expected term (in years)	8.88	8.79
Risk-free interest rate	1.65%	1.82%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.98	$1.17

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $47,000 and $127,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss in the same expense line items as cash compensation. Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Research and development	$179	$125
General and administrative	86	364
Total stock-based compensation expense	$265	$489

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Amortization of Upfront Technology Access Fee	$315	$315
On-going Research and Development (FTE)	409	401
Materials, Equipment, and Contract Study Costs	11	589
Total	$735	$1,305

The Company had deferred revenue balances of $631,000 and $957,000 at March 31, 2013 and December 31, 2012, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development.  As of March 31, 2013, the Company has earned $4.25 million in milestone payments.  As of March 31, 2013, the Company has not earned or received any royalty payments under the Galderma agreement.

Pioneer Pharma Co., Ltd.

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.  Under the terms of the agreement, NovaBay received an upfront payment of $312,500.  NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the CFDA (formerly the SFDA, State Food and Drug Administration), which was submitted in December 2012.  The distribution agreement provides that Pioneer Pharma Co., Ltd is entitled to receive cumulative purchase discounts of up to $500,000 upon the purchase of NeutroPhase product.  The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratable over the product distribution period.  In addition, NovaBay is entitled to receive $625,000 upon receipt of an MAA approval of the product from the CFDA.

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
Pursuant to the terms of the Distribution Agreement.  Pioneer has the right to distribute Neutrophase, upon MAA Approval from a Regulatory Authority, in certain territories in Asia (other than China).  Upon execution of the Distribution Agreement, we received an upfront payment of $250,000 from Pioneer, which was initially recorded as deferred revenue; an additional $350,000 was due to us as of December 2012.  This amount was recorded as deferred revenue at December 31, 2012 and was received in early January 2013.  Pioneer is also obligated to make certain additional payments to us upon receipt of the MAA Approval.  The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase product, payable in NovaBay unregistered restricted common stock.

Pursuant to the Purchase Agreement, we also received $2.5 million from Pioneer for the purchase of restricted units (comprising 1 share of common stock and a warrant for the purchase of 1 share of common stock).  The unit purchase was completed in two tranches: (1) 800,000 units in September 2012 and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per share.  The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and fair value of the warrants based on the Black-Scholes Merton option pricing model.  Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

During the three months ended March 31, 2013 and 2012, we recognized $0 and $10,000, respectively, related to the these agreements.

At March 31, 2013 and December 31, 2012, the Company had a deferred revenue balance of $583,000 related to the Pioneer partnership agreements.

Animal Health Agreement

In April 2012, the Company entered into a feasibility and option agreement with an animal health company for the development and potential commercialization of Aganocides for a number of veterinary uses.  Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development.  The company will conduct veterinary studies using NovaBay’s Aganocide compounds to assess the feasibility for treating several veterinary indications.

Revenue has been recognized under the agreement as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Amortization of Upfront Technology Access Fee	$38	$—
On-going Research and Development (FTE)	87	—
Total	$125	$—

The Company had deferred revenue balances of $0 and $125,000, respectively, at March 31, 2013 and December 31, 2012, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

Private Label Agreement

In October 2012, NovaBay entered into a private label distribution agreement.  Under the terms of that agreement NovaBay received an upfront payment and will receive an additional payment upon the first shipment of product under the agreement.  In addition, NovaBay is entitled to additional support for research and development and product payments.

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized under the agreement as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Amortization of Upfront Technology Access Fee	$10	$—
On-going Research and Development (FTE)	44	—
Total	$54	$—

The Company had deferred revenue balances of $273,000 and $226,000, respectively, at March 31, 2013 and December 31, 2012, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

NOTE 10. SEGMENT INFORMATION

Beginning in 2012, the Company is reporting financial data for four reportable segments, coinciding with its four business units:  dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of its business around the dermatology arena including the collaboration with Galderma and their impetigo clinical trial. The ophthalmology segment includes its clinical trial on ophthalmology which it is conducting on its own at this time.  This segment also includes its i-case product which is currently in development phases.  The urology segment covers its UCBE trials.  The wound care segment encompasses the business around its NeutroPhase product, which went on the market in December 2012.  Its remaining activities are immaterial and are shown as an aggregate.

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

	Three Months Ended March 31,
(in thousands)	2013	2012

Revenues:
DermaBay (dermatology)	$735	$1,305
EyeBay (ophthalmology)	—	—
UroBay (urology)	—	—
MediBay (wound care)	117	11
Other	168	5
	$1,020	$1,321

Segment net income (loss):
DermaBay (dermatology)	$4	$595
EyeBay (ophthalmology)	(1,348)	(733)
UroBay (urology)	(892)	(889)
MediBay (wound care)	(883)	(808)
Other	(368)	(650)
	$(3,487)	$(2,485)

NOVABAY PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended March 31,
(in thousands)	2013	2012

Segment net income (loss)	$(3,487)	(2,485)
Non-cash gain on change in fair value of warrants of warrants	(520)	(35)
Other income (expense), net	—	(5)
Provision for income taxes	(2)	(6)
Net loss	$(4,009)	$(2,531)

NOTE 11. SUBSEQUENT EVENTS

On March 29, 2013, the Company agreed to sell an aggregate of 300,000 shares of the Company’s common stock to an accredited investor at a purchase price of $375,000, the shares were transferred and the cash was collected in April 2013.

We evaluated subsequent events through the issuance date of the consolidated financial statements.  We are not aware of any significant events, other than those disclosed above, that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1  of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 14, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,”  “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

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

•
Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in Phase 2 clinical studies, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE) and the associated urinary tract infections.  The company reported positive data from Part A of this study and expects to announce interim top-line results from Part B of this study mid year.

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

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and Alcon, prior to the termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011.  As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of March 31, 2013, we had an accumulated deficit of $44.3 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In April 2013, Shin Poong Pharmaceutical Co., Ltd. announced that it signed an exclusive distribution agreement for Shin Poong Pharma to commercialize NeutroPhase®, Skin and Wound Cleanser in South Korea for acute and chronic wounds.

In April 2013, we announced the enrollment of the first patients in Brazil into our global Phase 2b clinical trial, BAYnovation. The trial is investigating Auriclosene (NVC-422) Ophthalmic Solution as a treatment for adenoviral conjunctivitis, a highly contagious form of “pink eye” for which there is no approved treatment anywhere in the world.

In March 2013, we announced that Keith R. Bley, Ph.D., has joined NovaBay as Senior Vice President of Product Development, effective March 4, 2013.  Dr. Bley has more than 20 years of experience in the pharmaceutical industry, management positions with increasing responsibility in research and product development.

In February 2013, we announced that the World Health Organization (WHO) has approved the international nonproprietary name (INN) “auriclosene” for our lead Aganocide® compound auriclosene (NVC-422).  INNs facilitate the identification of active pharmaceutical ingredients, and each INN is a globally recognized unique name.

In February 2013, we announced that our partner Galderma S.A., a global leading pharmaceutical company exclusively focused on dermatology, had initiated the South African arm of its Phase 2b clinical study of a proprietary topical formulation of auriclosene (NVC-422) for the treatment of impetigo.

In January 2013 we announced that the first patients had been enrolled in India in our global Phase 2b BAYnovation clinical study, investigating Auriclosene (NVC-422) Ophthalmic Solution as a treatment of adenoviral conjunctivitis, a highly contagious form of “pink eye” for which there is an unmet ocular medical need.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to  Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this report,  and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.  We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2013, and March 31, 2012

License, Collaboration and Distribution Revenue

Total license, collaboration and distribution revenue was $914,000 for the three months ended March 31, 2013, compared to $1.3 million for the three months ended March 31, 2012.

License, collaboration and distribution revenue over the three months ended March 31, 2013, and 2012, is due to five different agreements entered into by NovaBay.  Those agreements are:

•	a license and collaboration agreement entered into with Galderma in 2009,
•	a distribution agreement covering China entered into with Pioneer Pharma in Jan 2012,
•	a private label distribution agreement entered into with a U.S.-based marketer of healthcare products and;
•	a feasibility and option agreement with an animal health company.

The decrease in license, collaboration and distribution revenue was related to a decrease in reimbursable support costs from Galderma for support of the Impetigo trial as the trial progresses.  We did not recognize any other significant revenues in for the three months ended March 31, 2013 and 2012.

Research and Development

Total research and development expenses increased by 29% to $2.9 million for the three months ended March 31, 2013, from $2.3 million for the three months ended March 31, 2012.  The increase relates to the increase in clinical activities as we continue to conduct our BAYNovation for viral conjunctivitis and UCBE trials and scale up our production in anticipation of the Phase 3 impetigo trial to be conducted by Galderma.  This increase in production will be partially reimbursed by Galderma in the future.

We expect to incur increasing research and development expenses throughout 2013 and in subsequent years as we continue to increase our focus on clinical trials and developing product candidates, both independently and in collaboration with Galderma.  In particular, we expect to incur ongoing clinical and manufacturing expenses during 2013 in connection with our dermatology, ophthalmology and urology programs.

General and Administrative

General and administrative expenses remained relatively flat at $1.5 million for the three months ended March 31, 2013 and 2012.  We expect general and administrative expenses to continue to remain relatively flat for the remainder of 2013 in comparison to 2012.

Non-Cash Loss on Increase in Fair Value of Warrants

The non-cash loss on increase in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants.  This balance will fluctuate with market condition and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was an expense of $0 for the three months ended March 31, 2013, compared to $5,000 for the three months ended March 31, 2012.  This change was primarily attributable to fluctuation in the returns on our investments.

We expect that other income (expense), net will fluctuate based on our cash balances and the fluctuation in interest rates.

Liquidity and Capital Resources

As of March 31, 2013, we had cash, cash equivalents, and short-term investments of $13.2 million, compared to $16.9 million at December 31, 2012.  We have incurred cumulative net losses of $44.3 million since inception through March 31, 2013.  We do not expect to generate significant revenue from product candidates for several years.  Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements.  We raised $47.9 million through sales of our equity through March 31, 2013.  Our last public offering was in December 2012, in which we sold our common stock and warrants with gross proceeds of $7.4 million, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000.  Additionally, cash received from our collaboration partners have totaled $62.0 million through March 31, 2013.  Under the terms of our collaboration and license agreement with Galderma, Galderma will pay to NovaBay reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds.  We believe the capital generated through these sources is sufficient to fund our planned operations into 2014. Our capital requirements going forward will depend on numerous factors including:

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

Cash Used in Operating Activities

For the three months ended March 31, 2013 cash used in operating activities of $3.7 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Used in Investing Activities

For the three months ended March 31, 2013, cash used by investing activities of $686,000 was attributable to net effect of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $30,000 for the three months ended March 31, 2013, was primarily attributable proceeds from stock option exercises.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $33.8 million and $35.5 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2015 and 2032.  As of December 31, 2012, we also had tax credit carryforwards for federal income tax purposes of $58,000.

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

Contractual Obligations

Our commitments at March 31, 2013, consist of an operating lease.  The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California.  This lease expires on October 31, 2020, and the total commitment as of March 31, 2013 is $4.3 million due over the lease term, compared to $4.5 million as of December 31, 2012.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2013, and December 31, 2012, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities.  We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013, which risk factors are set forth below.

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

We have incurred net losses each year since our inception through December 31, 2012, with the exception of 2009.  For the years ended December 31, 2012, 2011 and 2010, we had net losses of approximately $7.0 million, $5.1 million and 4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million.  We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future.  We had a net loss of $4.0 million in the quarter ended March 31, 2013.  Through March 31, 2013, we had an accumulated deficit of approximately $44.3 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $2.9 million, $9.3 million, $9.9 million and $8.6 million for the three months ended March 31, 2013, and the years ended December 31, 2012, 2011 and 2010, respectively.  We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

As of March 31, 2013, our officers and directors collectively controlled approximately 4,769,868 shares of our outstanding common stock (and approximately 7,663,105 shares of our common stock when including options held by them which were exercisable as of or within 60 days from March 31, 2013). Furthermore, as of March 31, 2013, our largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 4,039,143 shares, or 10.2 % of our outstanding common stock (including 668,775 options held by Dr. Najafi which are exercisable as of or within 60 days from March 31, 2013). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, NovaBay issued warrants to purchase 15,000 shares to a vendor.  These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expire on September 30, 2014.

On January 10, 2013, NovaBay issued two separate warrant agreements, each to purchase 10,000 shares of its common stock, to Neil Kohlhaas, a vendor, for consulting services.  These warrants were issued with an exercise price of $1.50 per share and $1.75 per share, respectively, and became exercisable immediately.  The warrants expire on August 31, 2013, and December 31, 2013, respectively.

On March 29, 2013, the Company sold an aggregate of 300,000 shares of the Company’s common stock to an accredited investor at a purchase price of $375,000, this cash was collected in April 2013.

These sales were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2013	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: May 1, 2013	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

4.4
Form of Form of Common Stock Purchase Warrant issued in December 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 6, 2012 (SEC File No. 001-33678)).

10.1
2012 Executive Bonuses for Named Executive Officers (Incorporated by reference to the disclosure in Item 5.02 of the Company’s Current Report on Form 8-K as filed with the SEC on February 15, 2013 (SEC File No. 001-33678)).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.