Form 10-Q
period 2013-06-30
NovaBay Pharmaceuticals, Inc.
filed 2013-08-01
CIK 1389545

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, there were 37,421,915 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		June 30, 2013 and December 31, 2012

	2.	Consolidated Statements of Operations and Comprehensive Loss:	4
		Three and six months ended June 30, 2013 and 2012, and for the cumulative period from July 1, 2002 (inception) to June 30, 2013

	3.	Consolidated Statements of Cash Flows:	5
		Six months ended June 30, 2013 and 2012, and for the cumulative period from July 1, 2002 (inception) to June 30, 2013

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.		Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	26

Item 6.		Exhibits	42

SIGNATURES			43

EXHIBIT INDEX			44

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$6,594	$12,735
Short-term investments	4,811	4,135
Accounts receivable	112	943
Inventory	48	23
Prepaid expenses and other current assets	427	445
Total current assets	11,992	18,281
Property and equipment, net	761	891
Other assets	74	63
TOTAL ASSETS	$12,827	$19,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$611	$455
Accrued liabilities	1,708	1,497
Deferred revenue	470	1,221
Total current liabilities	2,789	3,173
Deferred revenues - non-current	1,037	671
Deferred rent	93	60
Warrant liability	1,698	1,282
Total liabilities	5,617	5,186

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at June 30, 2013 and December 31, 2012	—	—

Common stock, $0.01 par value; 65,000 shares authorized at June 30, 2013 and December 31, 2012; 37,358 and 36,915 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	374	369

Additional paid-in capital	55,223	54,004
Accumulated other comprehensive loss	(19)	(13)
Accumulated deficit during development stage	(48,368)	(40,311)
Total stockholders' equity	7,210	14,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,827	$19,235

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to June 30,
(in thousands, except per share data)	2013	2012	2013	2012	2013
Sales:
Sales revenue	$17	$—	$80	$—	$80
Cost of goods sold	16	—	38	—	38
Gross profit	1	—	42	—	42

Other revenue:
License, collaboration and distribution revenue	$790	$856	$1,704	$2,172	$59,158
Other revenues	41	15	84	19	202
Total other revenue	831	871	1,788	2,191	59,360

Operating expenses:
Research and development	2,937	2,378	5,911	4,642	66,057
General and administrative	2,045	1,368	3,556	2,909	43,191
Total operating expenses	4,982	3,746	9,467	7,551	109,248
Operating loss	(4,150)	(2,875)	(7,637)	(5,360)	(49,846)

Non-cash gain (loss) on changes in fair value of warrants	104	628	(416)	593	291
Other income, net	5	27	5	22	1,271

Loss before income taxes	(4,041)	(2,220)	(8,048)	(4,745)	(48,284)
Provision for income taxes	(7)	(6)	(9)	(12)	(84)
Net loss	(4,048)	(2,226)	(8,057)	(4,757)	(48,368)

Change in unrealized gains (losses) on available-for-sale securities	(8)	(20)	(6)	(18)	(19)
Comprehensive loss	$(4,056)	$(2,246)	$(8,063)	$(4,775)	$(48,387)

Net loss per share:
Basic and diluted	$(0.11)	$(0.08)	$(0.22)	$(0.17)
Shares used in per share calculations:
Basic and diluted	37,266	28,671	37,013	28,621

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to June 30,
(in thousands)	2013	2012	2013
Cash flows from operating activities:
Net loss	$(8,057)	$(4,757)	$(48,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	174	2,431
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	14	17	130
Loss on disposal of property and equipment	—	30	313
Stock-based compensation expense for options and stock issued to employees and directors	511	691	6,552
Compensation expense for warrants issued for services	166	34	366
Stock-based compensation expense for options, warrants and stock issued to non-employees	69	158	1,311
Non-cash loss (gain) on changes in fair value of warrants	416	(593)	(291)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	831	(6)	(112)
Purchase of inventory	(25)	—	(48)
(Increase) decrease in prepaid expenses and other assets	11	(63)	(310)
Increase (decrease) in accounts payable and accrued liabilities	400	799	2,618
Increase (decrease) in deferred revenue	(385)	(174)	1,856
Net cash used in operating activities	(5,888)	(3,690)	(33,803)

Cash flows from investing activities:
Purchases of property and equipment	(31)	(4)	(3,392)
Proceeds from disposal of property and equipment	—	1	52
Purchases of short-term investments	(3,899)	(2,929)	(117,317)
Proceeds from maturities and sales of short-term investments	3,200	2,875	112,549
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(730)	(57)	(7,592)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	417	—	3,234
Proceeds from exercise of options and warrants	60	43	2,166
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	—	—	13,231
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	—	(71)	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	—	(1,216)
Net cash provided by (used in) financing activities	477	(28)	47,989
Net increase (decrease) in cash and cash equivalents	(6,141)	(3,775)	6,594
Cash and cash equivalents, beginning of period	12,735	8,428	—
Cash and cash equivalents, end of period	$6,594	$4,653	$6,594

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“NovaBay,” the “Company” or “we”) is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products:

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

●

Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.  A global Phase 2b clinical study is currently underway with results expected to be available in the second half of 2013.

●

Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment. The company expects to complete enrollment in a global Phase 2b clinical study (BayNovation) for this indication before the end of 2013 and have data available in the first half of 2014. The company also initiated a proof-of-concept study for bacterial conjunctivitis in July of 2013 with auriclosene (NVC-422). Results are expected in the first half of 2014.

●

Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in a Phase 2 clinical study, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE). The company reported positive data from an earlier randomized placebo controlled two week study. The Company is now evaluating the effect of a more potent formulation of auriclosene in a randomized placebo controlled four week study. NovaBay expects to announce results from the study in the second half of 2013.

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

NovaBay has begun securing commercial partnerships for NeutroPhase. In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, to market NeutroPhase in China.  In September 2012, the collaboration with Pioneer Pharma was expanded to include other Asian markets such as Hong Kong, Macau, Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.  NovaBay signed a distribution with Shin Poong Pharmaceuticals covering the Korean market during 2013 and expects to announce additional marketing agreements in select geographic markets around the world during 2013 and beyond.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. The Company had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada but was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. In June 2010, the Company changed the state in which it is incorporated (the Reincorporation), and is now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. The Company currently operates in four business segments; see Note 10 for further details.

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

The financial statements have been prepared under the guidelines for Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2013, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of June 30, 2013, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended June 30, 2013, revenues were derived from two collaboration partners, two distribution partners, service revenues and sales of NeutroPhase. During the three and six months ended June 30, 2012, the majority of the Company’s operating revenues were derived from two collaborative partners.

As of June 30, 2013, 83% of accounts receivable was derived from one distribution partner. As of December 31, 2012, 96% of accounts receivable was derived from one collaboration and two distribution partners.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three and six months ended June 30, 2013, and 2012, there is no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net loss	$(4,048)	$(2,226)	$(8,057)	$(4,757)

Basic shares	37,266	28,671	37,013	28,621
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	37,266	28,671	37,013	28,621

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.22)	$(0.17)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Stock options	6,564	5,967
Stock warrants	11,210	4,773
	17,774	10,740

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance or potential significance to the Company.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVESTMENTS

Short-term investments at June 30, 2013, and December 31, 2012 consisted of the following:

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$1,001	$—	$(11)	$990
Municipal bonds	—	—	—	—
Certificates of deposit	$3,829	$—	$(8)	$3,821
	$4,830	$—	$(19)	$4,811

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$514	$—	$(9)	$505
Municipal bonds	$305	—	(2)	303
Certificates of deposit	3,329	—	(2)	3,327
	$4,148	$—	$(13)	$4,135

All short-term investments at June 30, 2013, and December 31, 2012, mature in less than one year. Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $5,000, for the three months ended June 30, 2013 and 2012, respectively. The Company recognized realized losses of 14,000 and $17,000, for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate and municipal securities and certificates of deposits.

The Company’s warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Fair Value Measurements Using
(in thousands)	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$6,594	$6,594	$—	$—
Short-term investments:
Corporate bonds	990	—	990	—
Certificates of deposit	3,821	—	3,821	—
Total short-term investments	4,811	—	4,811	—
Total assets	$11,405	$6,594	$4,811	$—

Liabilities
Warrant liability	$1,698	$—	$—	$1,698
Total liabilities	$1,698	$—	$—	$1,698

For the three and six month period ended June 30, 2013, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain (loss) on an (increase) decrease in the fair value of $104,000 and $(416,000), respectively, in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2012	$1,282
Adjustment to fair value at June 30, 2013	416
Total warrant liability at June 30, 2013	$1,698

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $246,000 and $187,000 for the three months ended June 30, 2013 and 2012, respectively. Rent expense was approximately $465,000 and $445,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of June 30, 2013.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2013.

 NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2013, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	June 30,
Assumption	2013	2012
Expected price volatility	55%	70%
Expected term (in years)	3.01	4.01
Risk-free interest rate	0.67%	0.23%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.49	$0.61

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants

At June 30, 2013, there were outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were fully exercisable at June 30, 2013.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were fully exercisable at June 30, 2013. During 2012, 22,500 of these warrants were exercised and the Company received $30,000 in cash upon exercise of the warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, were fully exercisable on June 30, 2012, and expire on January 2, 2016. The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three and six months ended June 30, 2013, related to these warrants. The Company recognized expense of $14,000 and $34,000 during the three and six months ended June 30, 2012, respectively, related to these warrants.

In September 2012 and October 2012, warrants to purchase 800,000 and 1,200,000 shares, respectively, were issued to Pioneer Pharma Co., Ltd as part of a unit purchase agreement that was accounted for along with an expanded distribution agreement. These warrants were issued with an exercise price of $1.50 per share, are immediately exercisable, and expire on August 31, 2013. The warrants were valued at approximately $360,000 and $330,000, respectively, using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 79% and 71%, respectively, (2) a risk-free interest rate of 0.17% and 0.17%, respectively and (3) an expected life of 0.96 and 0.83 years, respectively. Due to the combined accounting of this agreement along with the expanded distribution agreement, the Company accounted for the fair value of the common stock and warrants as equity. In May 2013 the terms of these warrants were modified to extend the expiration date to November 29, 2013 and in exchange for this extension Pioneer has agreed to exercise the warrant. As a result of this change NovaBay booked an additional expense related to these warrants of $163,000 during the quarter ended June 30, 2013.

In October 2012, warrants to purchase 15,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expire on September 30, 2014. The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized $0 in expense during the three and six months ended June 30, 2013, and 2012, related to these warrants.

On December 6, 2012, 4,425,000 warrants were issued in connection with our July public offering. These warrants were issued with an exercise price of $1.50 and expire on December 6, 2013. These outstanding warrants were exercisable at June 30, 2013.

In January 2013, warrants to purchase 20,000 shares were issued to a vendor. These warrants were issued with an exercise price of $1.50 per share for 10,000 of the shares and $1.75 per share for the remaining 10,000 shares, became exercisable immediately, and expire on August 31, 2013, and December 31, 2013, respectively. The warrants were valued at approximately $3,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 69.82% and 69.40%, respectively, (2) a risk-free interest rate of 0.11% and 0.14%, respectively and (3) an expected life of 0.64 and 0.97 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three months ended June 30, 2013, and 2012, related to these warrants. The Company recognized $3,000 and $0 in expense during the six months ended June 30, 2013, and 2012, respectively, related to these warrants.

 NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The details of all outstanding warrants as of June 30, 2013, are as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	11,190	$1.59
Warrants issued	20	$1.63
Outstanding at June 30, 2013	11,210	$1.59

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of June 30, 2013, there were 857,492 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2013, and activity during the six-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,222	$1.62
Options granted	910	$1.15
Options exercised	(95)	$0.43
Restricted stock unit vested	(205)	$—
Options forfeited/cancelled	(268)	$1.71
Outstanding at June 30, 2013	6,564	$1.62	6.49	$958

Vested and expected to vest at June 30, 2013	6,353	$1.64	6.43	$891

Vested at June 30, 2013	4,800	$1.77	5.66	$504

Exercisable at June 30, 2013	4,800	$1.77	5.66	$504

Stock Options and Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that the Company applied to value its stock-based awards.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2013	2012
Expected price volatility	86%	94%
Expected term (in years)	4.97	4.42
Risk-free interest rate	0.80%	0.73%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.79	$0.93

For the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $511,000 and $691,000, respectively, for option awards to employees and directors.  For the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $295,000 and $349,000, respectively, for option awards to employees and directors. As of June 30, 2013, total unrecognized compensation cost related to unvested stock options was $1.1 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.5 years.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2013 and 2012, the Company granted options to purchase an aggregate of 81,500 and 72,500 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. Additionally, during the six months ended June 30, 2013 and 2012, the Company issued 32,518 and 76,327 shares of common stock, respectively, to non-employees. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2013	2012
Expected price volatility	76%	90%
Expected term (in years)	8.78	8.66
Risk-free interest rate	2.00%	1.49%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.99	$1.10

For the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $69,000 and $158,000, respectively, related to non-employee stock and option grants. For the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $23,000 and $31,000, respectively, related to non-employee stock and option grants.

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

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Research and development	$166	$121	$252	$247
General and administrative	152	259	328	602
Total stock-based compensation expense	$318	$380	$580	$849

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

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase. The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009, and a $3.25 million continuation fee and a $500,000 fee to expand the license to include the Asia-Pacific Territory in December 2010. These fees were recorded as deferred revenues and recognized as earned on a straight-line basis over the Company’s expected performance period. The initial upfront technology access fee was recognized over the initial 20 month funding term of the agreement through October 2010, and the continuation and license fees are being recognized over the additional three year funding term of the agreement through November 2013.

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Amortization of Upfront Technology Access Fee	$315	$315	$630	$630
On-going Research and Development (FTE)	409	401	818	802
Materials, Equipment, and Contract Study Costs	—	—	11	589
Total	$724	$716	$1,459	$2,021

The Company had deferred revenue balances of $316,000 and $957,000 at June 30, 2013 and December 31, 2012, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development. As of June 30, 2013, the Company has earned $4.25 million in milestone payments. As of June 30, 2013, the Company has not earned or received any royalty payments under the Galderma agreement.

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

Pursuant to the terms of the Distribution Agreement, Pioneer has the right to distribute NeutroPhase, upon MAA Approval from a Regulatory Authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, we received an upfront payment of $250,000 from Pioneer, which was initially recorded as deferred revenue; an additional $350,000 was due to us as of December 2012. This amount was recorded as deferred revenue at December 31, 2012 and was received in early January 2013. Pioneer is also obligated to make certain additional payments to us upon receipt of the MAA Approval. The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase product, payable in NovaBay unregistered restricted common stock.

Pursuant to the Purchase Agreement, we also received $2.5 million from Pioneer for the purchase of restricted units (comprising 1 share of common stock and a warrant for the purchase of 1 share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per share. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

During the three months ended June 30, 2013 and 2012, we recognized $0 and $16,000, respectively, related to these agreements. During the six months ended June 30, 2013 and 2012, we recognized $0 and $26,000, respectively, related to these agreements.

At June 30, 2013 and December 31, 2012, the Company had a deferred revenue balance of $583,000 related to the Pioneer partnership agreements.

Virbac Agreement

In April 2012, the Company entered into a feasibility and option agreement with Virbac, an animal health company, for the development and potential commercialization of Aganocides for a number of veterinary uses. Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development. The company will conduct veterinary studies using NovaBay’s Aganocide compounds to assess the feasibility for treating several veterinary indications.

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac, a global animal health company. Under this new agreement Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years.

Revenue has been recognized under the agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Amortization of Upfront Technology Access Fee	$4	$38	$42	$38
On-going Research and Development (FTE)	—	87	87	87
Total	$4	$125	$129	$125

The Company had deferred revenue balances of $246,000 and $125,000, at June 30, 2013 and December 31, 2012, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Label Agreement

In October 2012, NovaBay entered into a private label distribution agreement. Under the terms of that agreement NovaBay received an upfront payment and will receive an additional payment upon the first shipment of product under the agreement. In addition, NovaBay is entitled to additional support for research and development and product payments.

Revenue has been recognized under the agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Amortization of Upfront Technology Access Fee	$10	$—	$20	$—
On-going Research and Development (FTE)	44	—	88	—
Total	$54	$—	$108	$—

The Company had deferred revenue balances of $219,000 and $227,000 at June 30, 2013, and December 31, 2012, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Revenues:
DermaBay (dermatology)	$724	$716	$1,459	$2,021
EyeBay (ophthalmology)	—	—	—	—
UroBay (urology)	—	—	—	—
MediBay (wound care)	78	16	195	26
Other	46	139	214	144
	$848	$871	$1,868	$2,191

Segment net income (loss):
DermaBay (dermatology)	$(342)	$187	$(316)	$787
EyeBay (ophthalmology)	(1,233)	(795)	(2,588)	(1,525)
UroBay (urology)	(894)	(893)	(1,798)	(1,781)
MediBay (wound care)	(1,407)	(767)	(2,253)	(1,578)
Other	(274)	(607)	(682)	(1,263)
	$(4,150)	$(2,875)	$(7,637)	$(5,360)

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2013	2012	2013	2012

Segment net loss	$(4,150)	(2,875)	$(7,637)	(5,360)
Non-cash (gain) loss on change in fair value of warrants	104	628	(416)	593
Other income (expense), net	5	27	5	22
Provision for income taxes	(7)	(6)	(9)	(12)
Net loss	$(4,048)	$(2,226)	$(8,057)	$(4,757)

 NOTE 11. SUBSEQUENT EVENTS

We evaluated subsequent events through the issuance date of the consolidated financial statements. We are not aware of any significant events, that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our consolidated financial statements.

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

Overview

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market with its two distinct categories of products:

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

●

Dermatology - Partnered with Galderma, a leading dermatology company, the companies are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.  A global Phase 2b clinical study is currently underway with results expected to be available in the second half of 2013.

●

Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment. The company expects to complete enrollment in a global Phase 2b clinical study (BayNovation) for this indication before the end of 2013 and have data available in the first half of 2014. The company also initiated a proof-of-concept study for bacterial conjunctivitis in July of 2013 with auriclosene (NVC-422). Results are expected in the first half of 2014.

●

Urology – NovaBay’s urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in a Phase 2 clinical study, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE). The company reported positive data from an earlier randomized placebo controlled two week study. The Company is now evaluating the effect of a more potent formulation of auriclosene in a randomized placebo controlled four week study. NovaBay expects to announce results from the study in the second half of 2013.

NeutroPhase®

NovaBay is also developing another class of molecule, NeutroPhase®, which is an FDA 510(k)-cleared product for advanced wound care.  With a distinct mechanism of action from Aganocides, we believe that NeutroPhase is the only patented pure hypochlorous acid solution available having the potential to be best suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase. In January 2012, NovaBay announced it had entered into a strategic marketing agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, to market NeutroPhase in China.  In September 2012, the collaboration with Pioneer Pharma was expanded to include other Asian markets such as Hong Kong, Macau, Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.  NovaBay signed a distribution with Shin Poong Pharmaceuticals covering the Korean market during 2013 and expects to announce additional marketing agreements in select geographic markets around the world during 2013 and beyond.

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and Alcon, prior to the termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011. As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of June 30, 2013, we had an accumulated deficit of $48.4 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In June, we announced our support for legislation proposed by U.S. Rep. Jim Matheson (D-UT) to combat the growing crisis of antibiotic resistance. We believe that there must be a multi-pronged, comprehensive approach to combating antimicrobial resistance and Rep. Matheson’s bill is an important contribution. The Strategies to Address Antimicrobial Resistance (STAAR) Act, H.R. 2285, is aimed at improving the understanding and monitoring of the cause and spread of antimicrobial resistant infections and improving the rate at which new antibiotics are developed.

In May 2013, we announced that we had entered into a collaboration and license agreement with Virbac, a global veterinary product company. Virbac exercised its March 2012 Feasibility and Option Agreement, thereby acquiring exclusive worldwide rights to develop our proprietary compound, auriclosene (NVC-422), for global topical veterinary markets.  We received an option exercise fee and we are entitled to receive additional future development and pre-commercial milestone payments as a result of the collaboration. We also expect to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene for veterinary uses during the 12-month option period. This agreement with Virbac is an important part of NovaBay’s strategy of exploring the uses of auriclosene for a variety of indications, including veterinary medicine.

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

In March 2013, we announced that Keith R. Bley, Ph.D., has joined NovaBay as Senior Vice President of Product Development, effective March 4, 2013. Dr. Bley has more than 20 years of experience in the pharmaceutical industry, holding management positions with increasing responsibility in research and product development.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013, and June 30, 2012

License, Collaboration and Distribution Revenue

Total license, collaboration and distribution revenue was $790,000 for the three months ended June 30, 2013, compared to $856,000 for the three months ended June 30, 2012.

Total license, collaboration and distribution revenue was $1.7 million for the six months ended June 30, 2013, compared to $2.2 for the six months ended June 30, 2012.

License, collaboration and distribution revenue over the three and six months ended June 30, 2013, and 2012, is due to five different agreements entered into by NovaBay. Those agreements include:

●	a license and collaboration agreement entered into with Galderma in 2009,
●	a distribution agreement for NeutroPhase covering China entered into with Pioneer Pharma in Jan 2012,
●	a private label distribution agreement entered into with a U.S.-based marketer of healthcare products,
●	a distribution agreement for NeutroPhase covering the Unites States and;
●

a feasibility and option agreement with Virbac. In April 2013 this option was exercised and NovaBay entered into a Collaboration Agreement with Virbac. At the time of exercise an option fee was paid to NovaBay totaling $250,000.

The decrease in license, collaboration and distribution revenue was related to a decrease in reimbursable support costs from Galderma for support of the Impetigo trial as the trial progresses. We did not recognize any other significant revenues in the three and six months ended June 30, 2013 and 2012.

Research and Development

Total research and development expenses increased by 24% to $2.9 million for the three months ended June 30, 2013, from $2.4 million for the three months ended June 30, 2012. Total research and development expenses increased by 27% to $5.9 million for the six months ended June 30, 2013, from $4.6 million for the six months ended June 30, 2012. These changes relate to the increase in clinical activities as we continue to conduct our BAYnovation trial for viral conjunctivitis, begin our BACTOvation trial for bacterial conjunctivitis and continue our urology (UCBE) trial, and scale up our production in anticipation of the phase 3 impetigo trial to be conducted by Galderma. Galderma is expected to reimburse NovaBay for a portion of production expenses in the future.

We expect to incur research and development expenses throughout 2013 and in subsequent years as we continue to develop product candidates, both independently and in collaboration with our commercial partners. In particular, we expect to incur ongoing clinical and manufacturing expenses during 2013 in connection with our dermatology, ophthalmology and urology programs.

General and Administrative

General and administrative expenses increased by 49% to $2.0 million for the three months ended June 30, 2013, from $1.4 million for the three months ended June 30, 2012. Total general and administrative expenses increased by 22% to $3.6 million for the six months ended June 30, 2013, from $2.9 million for the six months ended June 30, 2012. This increase is primarily due to expanded business development activities related to NeutroPhase® launch activities as well as planned commercialization in our dermatology and ophthalmology business units. We also incurred a noncash expense related to the modification in the terms of the warrants with Pioneer Pharma in Asia. This increase is consistent with our expectations as we support our distributors’ launch of NeutroPhase and prepare for the announcement of additional clinical data.

Non-Cash Gain (Loss) on Changes in Fair Value of Warrants

The non-cash gain (loss) on changes in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants. This balance will fluctuate with market condition and the price of our stock.

Other Income, Net

Other income, net changes were primarily attributable to fluctuation in the returns on our investments.

We expect that other income, net will fluctuate based on our cash balances and the fluctuation in interest rates.

Liquidity and Capital Resources

As of June 30, 2013, we had cash, cash equivalents, and short-term investments of $11.4 million, compared to $16.9 million at December 31, 2012. We have incurred cumulative net losses of $48.4 million since inception through June 30, 2013. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. We raised $48.3 million through sales of our equity through June 30, 2013. Our last public offering was in December 2012, in which we sold our common stock and warrants with gross proceeds of $7.4 million, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000. Additionally, cash received from our collaboration partners have totaled $63.6 million through June 30, 2013. Under the terms of our collaboration and license agreement with Galderma, Galderma will pay to NovaBay reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. We believe the capital generated through these sources is sufficient to fund our planned operations into 2014. Our capital requirements going forward will depend on numerous factors including:

●	the number and characteristics of product development programs we pursue and the pace of each program;
●	the scope, rate of progress, results and costs of clinical trials;
●	the time, cost and outcome involved in seeking regulatory approvals;
●	our ability to establish and maintain strategic collaborations or partnerships for clinical trials, manufacturing and marketing of our product candidates; and
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop.

Cash Used in Operating Activities

For the six months ended June 30, 2013, cash used in operating activities of $5.9 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Used in Investing Activities

For the six months ended June 30, 2013, cash used by investing activities of $730,000 was attributable to the net effect of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $477,000 for the six months ended June 30, 2013, was attributable to sales of our common stock and proceeds from stock option exercises.

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

Contractual Obligations

Our commitments at June 30, 2013, consist of an operating lease, that was modified slightly to add a small area of additional space during the quarter ended June 30, 2013. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of June 30, 2013 is $4.7 million due over the lease term, compared to $4.5 million as of December 31, 2012.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2013, and December 31, 2012, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General worldwide economic conditions have been depressed, and although the economic conditions are improving, they are not improving quickly and the economy continues to be weak and fragile. Although the impact of the current status of the economy on our business is uncertain at this time, the weak status of the economy may adversely affect our business and operations in a number of ways, including making it more difficult for us to raise capital as well as making it more difficult to enter into collaboration agreements with other parties. Like many other stocks, our stock price has been subject to fluctuations in recent months. Our stock price could decrease due to concerns that our business, operating results and financial condition will be negatively impacted by the continued weakness in the worldwide economy.

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

We have incurred net losses each year since our inception through December 31, 2012, with the exception of 2009. For the years ended December 31, 2012, 2011 and 2010, we had net losses of approximately $7.0 million, $5.1 million and $4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future. We had a net loss of $8.1 million in the six months ended June 30, 2013. Through June 30, 2013, we had an accumulated deficit of approximately $48.4 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $5.9 million, $9.3 million, $9.9 million and $8.6 million for the six months ended June 30, 2013, and the years ended December 31, 2012, 2011 and 2010, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We have one commercialized product, NeutroPhase, and if NeutroPhase does not gain market acceptance, our business will suffer.

A number of factors may affect the market acceptance of NeutroPhase or any other products we develop or acquire, including, among others:

●	the price of our products relative to other products for the same or similar treatments;
●	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;
●	our ability to find the right distributor; and
●	the effectiveness of the sales and marketing efforts of our dof our Dright De that we will emaceuticals, Inc. to manufacture NeutroPhase. istributor.

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

Our research collaboration with Alcon ended, which resulted in a decrease in funding and may impede our ability to develop our Aganocide compounds for application in connection with the eye, ear and sinus and for use in contact lens solutions unless we are able to enter into a new collaboration with another collaboration partner.

In June 2011, we and Alcon terminated our collaboration and license agreement. Under the terms of the collaboration and license agreement prior to termination, we received semi-annual payments to support on-going research and development activities over the term of the agreement, which payments were reduced beginning in 2011. During 2010 we received $6.0 million in funding payments from Alcon, and in the first five months of 2011 we received $2.1 million in funding payments from Alcon. We received a payment of approximately $3.0 million in connection with the termination, but will not receive any additional payments from Alcon. As a result, our revenues have been significantly less than we have recognized in previous years. Further, as we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we have to fund such development unless we are able to enter into a new collaboration with another collaboration partner, which we may not be able to do. If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene (NVC-422) for these applications.

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

As of June 30, 2013, our officers and directors collectively controlled approximately 4,449,567 shares of our outstanding common stock (and approximately 6,849,759 shares of our common stock when including options held by them which were exercisable as of or within 60 days from June 30, 2013). Furthermore, as of June 30, 2013, our largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 4,054,768 shares, or 10.8% of our outstanding common stock (including 531,727options held by Dr. Najafi which are exercisable as of or within 60 days from June 30, 2013). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Date: August 1, 2013	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: August 1, 2013	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

4.1

Form of Warrant issued in the August 2009 offering.  (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, as filed with the SEC on August 21, 2009 (SEC File No. 001-33678).)

4.2

Form of Warrant issued in the July 2011 offering.  (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the SEC on June 29, 2011 (SEC File No. 001-33678).)

4.3

Form of Form of Common Stock Purchase Warrant issued in December 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 6, 2012 (SEC File No. 001-33678)).

10.1	Warrant Amendment Agreement, dated May 9, 2013, by and among NovaBay Pharmaceuticals, Inc., and Pioneer Pharma (Singapore) Pte Ltd.

10.2

Long Term Strategic Bonus for Executives (incorporated by reference to the description in Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013, SEC File No. 001-33678)

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