Form 10-Q
period 2013-09-30
NovaBay Pharmaceuticals, Inc.
filed 2013-11-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 11, 2013, there were 39,397,734 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		September 30, 2013 and December 31, 2012

	2.	Consolidated Statements of Operations and Comprehensive Loss:	4
		Three and nine months ended September 30, 2013 and 2012, and for the cumulative period from July 1, 2002 (inception) to September 30, 2013

	3.	Consolidated Statements of Cash Flows:	5
		Nine months ended September 30, 2013 and 2012, and for the cumulative period from July 1, 2002 (inception) to September 30, 2013

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.		Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	26

Item 5.		Other Information	41

Item 6.		Exhibits	41

SIGNATURES			42

EXHIBIT INDEX			43

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

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

 CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$6,934	$12,735
Short-term investments	3,885	4,135
Accounts receivable	272	943
Inventory	63	23
Prepaid expenses and other current assets	330	445
Total current assets	11,484	18,281
Property and equipment, net	687	891
Other assets	74	63
TOTAL ASSETS	$12,245	$19,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,013	$455
Accrued liabilities	1,842	1,497
Deferred revenue	207	1,221
Total current liabilities	3,062	3,173
Deferred revenues - non-current	1,081	671
Deferred rent	116	60
Warrant liability	2,564	1,282
Total liabilities	6,823	5,186

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 65,000 shares authorized at September 30, 2013 and December 31, 2012; 38,651 and 36,915 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	387	369

Additional paid-in capital	57,264	54,004
Accumulated other comprehensive loss	(13)	(13)
Accumulated deficit during development stage	(52,216)	(40,311)
Total stockholders' equity	5,422	14,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,245	$19,235

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2013	2012	2013	2012	September 30, 2013
Sales:
Sales revenue	$(1)	$—	$78	$—	$78
Cost of goods sold	43	—	82	—	82
Gross profit	(44)	—	(4)	—	(4)

Other revenue:
License, collaboration and distribution revenue	1,035	3,617	2,739	5,794	60,193
Other revenues	65	25	150	40	268
Total other revenue	1,100	3,642	2,889	5,834	60,461

Operating expenses:
Research and development	2,513	2,514	8,424	7,156	68,570
General and administrative	1,525	1,234	5,081	4,145	44,716
Total operating expenses	4,038	3,748	13,505	11,301	113,286
Operating loss	(2,982)	(106)	(10,620)	(5,467)	(52,829)

Non-cash gain (loss) on changes in fair value of warrants	(866)	209	(1,282)	802	(575)
Other income (expense), net	3	(17)	8	5	1,274

Income (loss) before provision for income taxes	(3,845)	86	(11,894)	(4,660)	(52,130)
Provision for income taxes	(3)	(6)	(11)	(17)	(86)
Net income (loss)	(3,848)	80	(11,905)	(4,677)	(52,216)

Change in unrealized gains (losses) on available-for-sale securities	6	33	(13)	15	(26)
Comprehensive income (loss)	$(3,842)	$113	$(11,918)	$(4,662)	$(52,242)

Net loss per share:
Basic	$(0.10)	$0.00	$(0.32)	$(0.16)
Diluted	$(0.10)	$0.00	$(0.32)	$(0.16)
Shares used in per share calculations:
Basic	37,467	28,861	37,166	28,702
Diluted	37,467	29,284	37,166	28,702

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(11,905)	$(4,677)	$(52,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	256	2,510
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	19	65	135
Loss on disposal of property and equipment	—	30	313
Stock-based compensation expense for options and stock issued to employees and directors	705	1,021	6,746
Compensation expense for warrants issued for services	166	34	366
Stock-based compensation expense for options, warrants and stock issued to non-employees	98	170	1,340
Non-cash loss (gain) on changes in fair value of warrants	1,282	(802)	575
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	671	(123)	(272)
Purchase of inventory	(40)	—	(63)
(Increase) decrease in prepaid expenses and other assets	115	(67)	(206)
Increase in accounts payable and accrued liabilities	959	1,294	3,177
Increase (decrease) in deferred revenue	(604)	(633)	1,637
Net cash used in operating activities	(8,294)	(3,432)	(36,209)

Cash flows from investing activities:
Purchases of property and equipment	(36)	(54)	(3,397)
Proceeds from disposal of property and equipment	—	1	52
Purchases of short-term investments	(4,330)	(3,434)	(117,748)
Proceeds from maturities and sales of short-term investments	4,550	4,424	113,899
Cash acquired in purchase of LLC	—	—	516
Net cash (used in) provided by investing activities	184	937	(6,678)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	425	1,300	3,242
Proceeds from exercise of options and warrants	1,884	57	3,990
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	—	—	13,231
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	(71)	88
Principal payment on short-term borrowing	—	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	—	(1,216)
Net cash provided by financing activities	2,309	1,286	49,821
Net increase (decrease) in cash and cash equivalents	(5,801)	(1,209)	6,934
Cash and cash equivalents, beginning of period	12,735	8,428	—
Cash and cash equivalents, end of period	$6,934	$7,219	$6,934

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“NovaBay,” the “Company” or “we”) is a clinical-stage biopharmaceutical company focused on addressing the large unmet therapeutic needs of the global, topical anti-infective market with its two distinct categories of products: Aganocides® and NeutroPhase®

Aganocide® Compounds

NovaBay’s first-in-class Aganocide® compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections. Our Aganocide compounds are currently being developed for three large therapeutic markets:

●

Dermatology - Partnered with Galderma, a leading dermatology company, we are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.  On November 6, 2013 we announced that the auriclosene Phase 2b clinical study of impetigo has been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. We are working with Galderma to examine the results from this study and expect to use the findings to guide the future course of the clinical development of auriclosene for impetigo.

●

Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment. The Company expects to complete enrollment in a global Phase 2b clinical study (BAYnovation) for this indication by the end of 2013 and have data available in the first half of 2014. NovaBay also initiated a proof-of-concept study (BACTOvation) for bacterial conjunctivitis in July of 2013 with auriclosene (NVC-422). Results are expected in the first half of 2014.

●

Urology - Our urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in trials, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE). In November 2011 we reported positive data from randomized placebo controlled two week study. More recently in September 2013, we announced positive results from a four week randomized double-blinded, placebo-controlled crossover design and are continuing to interact with the FDA to move the program forward.

NeutroPhase®

●

Wound Care –NeutroPhase® is our FDA 510(k)-cleared product for advanced wound care.  With a distinct mechanism of action from Aganocides, we believe that NeutroPhase is the only patented pure hypochlorous acid solution available and has the potential to be best suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

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

The financial statements have been prepared under the guidelines for Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2013, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of September 30, 2013, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the three and nine months ended September 30, 2013, revenues were derived from two collaboration partners, two distribution partners, service revenues and sales of NeutroPhase. During the three and nine months ended September 30, 2012, the majority of the Company’s operating revenues were derived from one distribution partner, two collaboration partners and service revenues.

As of September 30, 2013, 76% of accounts receivable was derived from one collaboration partner. As of December 31, 2012, 96% of accounts receivable was derived from one collaboration and two distribution partners.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three and nine months ended September 30, 2013, and the nine months ended September 30, 2012, there is no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net loss	$(3,848)	$80	$(11,905)	$(4,677)

Basic shares	37,467	28,861	37,166	28,702
Add: shares issued upon assumed exercise of stock options and warrants	—	423	—	—
Diluted shares	37,467	29,284	37,166	28,702

Basic and diluted net loss per share	$(0.10)	$0.00	$(0.32)	$(0.16)
Diluted net income (loss) per share	$(0.10)	$0.00	$(0.32)	$(0.16)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Stock options	7,181	6,205
Stock warrants	10,010	5,573
	17,191	11,778

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance or potential significance to the Company.

NOTE 3.  INVESTMENTS

Short-term investments at September 30, 2013, and December 31, 2012 consisted of the following:

	September 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$648	$—	$(11)	$637
Municipal bonds	—	—	—	—
Certificates of deposit	$3,250	$—	$(2)	$3,248
	$3,898	$—	$(13)	$3,885

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$514	$—	$(9)	$505
Municipal bonds	$305	—	(2)	303
Certificates of deposit	3,329	—	(2)	3,327
	$4,148	$—	$(13)	$4,135

All short-term investments at September 30, 2013, and December 31, 2012, mature in less than one year. Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $5,000 and $46,000, for the three months ended September 30, 2013 and 2012, respectively. The Company recognized realized losses of $19,000 and $65,000, for the nine months ended September 30, 2013 and 2012, respectively.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Fair Value Measurements Using

(in thousands)	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments:
Corporate bonds	637	—	637	—
Certificates of deposit	3,248	—	3,248	—
Total short-term investments	3,885	—	3,885	—
Total assets	$3,885	$—	$3,885	$—

Liabilities
Warrant liability	$2,564	$—	$—	$2,564
Total liabilities	$2,564	$—	$—	$2,564

For the three and nine month period ended September 30, 2013, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on an increase in the fair value of $866,000 and $1.3 million, respectively, in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2012	$1,282
Adjustment to fair value at September 30, 2013	1,282
Total warrant liability at September 30, 2013	$2,564

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $251,000 and $145,000 for the three months ended September 30, 2013 and 2012, respectively. Rent expense was approximately $716,000 and $591,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of September 30, 2013.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2013.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2013, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	September 30,
Assumption	2013	2012
Expected price volatility	55%	70%
Expected term (in years)	2.76	3.76
Risk-free interest rate	0.56%	0.43%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.74	$0.55

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were fully exercisable at September 30, 2013. During 2012, 22,500 of these warrants were exercised and the Company received $30,000 in cash upon exercise of the warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, were fully exercisable on June 30, 2012, and expire on January 2, 2016. The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three and nine months ended September 30, 2013, related to these warrants. The Company recognized expense of $0 and $34,000 during the three and nine months ended September 30, 2012, respectively, related to these warrants.

In September 2012 and October 2012, warrants to purchase 800,000 and 1,200,000 shares, respectively, were issued to Pioneer Pharma Co., Ltd as part of a unit purchase agreement that was accounted for along with an expanded distribution agreement. These warrants were issued with an exercise price of $1.50 per share, are immediately exercisable, and expire on August 31, 2013. The warrants were valued at approximately $360,000 and $330,000, respectively, using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 79% and 71%, respectively, (2) a risk-free interest rate of 0.17% and 0.17%, respectively and (3) an expected life of 0.96 and 0.83 years, respectively. Due to the combined accounting of this agreement along with the expanded distribution agreement, the Company accounted for the fair value of the common stock and warrants as equity. In May 2013 the terms of these warrants were modified to extend the expiration date to November 29, 2013 and in exchange for this extension Pioneer has agreed to exercise the warrant. As a result of this change NovaBay booked an additional expense related to these warrants of $163,000 during the nine months ended September 30, 2013.

In October 2012, warrants to purchase 15,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expire on September 30, 2014. The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized $0 in expense during the three and nine months ended September 30, 2013, and 2012, related to these warrants.

On December 6, 2012, 4,425,000 warrants were issued in connection with our July public offering. These warrants were issued with an exercise price of $1.50 and expire on December 6, 2013. These outstanding warrants were exercisable at September 30, 2013. During the three and nine months ended September 30, 2013, 1,189,500 of these warrants were exercised and the Company received $1.8 million in cash upon exercise of the warrants.

In January 2013, warrants to purchase 20,000 shares were issued to a vendor. These warrants became exercisable immediately and were issued with an exercise price of $1.50 per share for 10,000 of the shares, which expired on August 31, 2013 and $1.75 per share for the remaining 10,000 shares which expire on December 31, 2013. The warrants were valued at approximately $3,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 69.82% and 69.40%, respectively, (2) a risk-free interest rate of 0.11% and 0.14%, respectively and (3) an expected life of 0.64 and 0.97 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three months ended September 30, 2013, and 2012, related to these warrants. The Company recognized $3,000 and $0 in expense during the nine months ended September 30, 2013, and 2012, respectively, related to these warrants.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The details of all outstanding warrants as of September 30, 2013, are as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	11,190	$1.59
Warrants issued	20	$1.63
Warrants exercised	(1,190)	$1.50
Warrants expired	(10)	$1.50
Outstanding at September 30, 2013	10,010	$1.61

NOTE 8.  EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of September 30, 2013, there were 106,024 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at September 30, 2013, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,222	$1.62
Options granted	1,635	$1.43
Restricted stock granted	38	$—
Options exercised	(219)	$0.37
Restricted stock unit vested	(216)	$—
Options forfeited/cancelled	(279)	$1.67
Outstanding at September 30, 2013	7,181	$1.65	6.73	$1,954

Vested and expected to vest at September 30, 2013	6,928	$1.67	6.66	$1,835

Vested at September 30, 2013	4,927	$1.79	5.68	$1,101

Exercisable at September 30, 2013	4,927	$1.79	5.68	$1,101

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

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2013	2012
Expected price volatility	80%	94%
Expected term (in years)	5.07	4.56
Risk-free interest rate	1.13%	0.71%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.92	$0.91

For the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $705,000 and $1.0 million, respectively, for option awards to employees and directors.  For the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $194,000 and $330,000, respectively, for option awards to employees and directors. As of September 30, 2013, total unrecognized compensation cost related to unvested stock options was $1.6 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.97 years.

Stock-Based Awards to Non-Employees

During the nine months ended September 30, 2013 and 2012, the Company granted options to purchase an aggregate of 84,500 and 59,500 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. Additionally, during the nine months ended September 30, 2013 and 2012, the Company issued 38,335 and 83,816 shares of common stock, respectively, to non-employees in exchange for services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2013	2012
Expected price volatility	76%	89%
Expected term (in years)	8.65	8.59
Risk-free interest rate	2.02%	1.46%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.14	$1.08

For the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $98,000 and $170,000, respectively, related to non-employee stock and option grants. For the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $29,000 and $12,000, respectively, related to non-employee stock and option grants.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Research and development	$63	$98	$315	$344
General and administrative	160	244	488	847
Total stock-based compensation expense	$223	$342	$803	$1,191

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Amortization of Upfront Technology Access Fee	$315	$314	$944	$945
On-going Research and Development (FTE)	409	2,953	1,228	3,760
Materials, Equipment, and Contract Study Costs	257	167	268	755
Total	$981	$3,434	$2,440	$5,460

The Company had deferred revenue balances of $2,000 and $957,000 at September 30, 2013 and December 31, 2012, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development. As of September 30, 2013, the Company has earned $4.25 million in milestone payments. As of September 30, 2013, the Company has not earned or received any royalty payments under the Galderma agreement.

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

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac, a global animal health company. Under this new agreement Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene (NVC-422) for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years.

Revenue has been recognized under the agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Amortization of Upfront Technology Access Fee	$—	$38	$42	$75
On-going Research and Development (FTE)	—	87	87	175
Materials, Equipment, and Contract Study Costs	—	42	—	42
Total	$—	$167	$129	$292

The Company had deferred revenue balances of $246,000 and $125,000 at September 30, 2013, and December 31, 2012, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

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

In addition to the Pioneer Pharma agreements, the Company has entered into three other smaller agreements and continues to seek additional distribution agreements.

Revenue has been recognized under these agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Amortization of Upfront Technology Access Fee	$10	$16	$38	$42
On-going Research and Development (FTE)	44	—	132	—
Total	$54	$16	$170	$42

The Company had deferred revenue balances of $1.0 million and $810,000 at September 30, 2013, and December 31, 2012, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Revenues:
DermaBay (dermatology)	$981	$3,434	$2,441	$5,456
EyeBay (ophthalmology)	—	—	—
UroBay (urology)	—	—	—
MediBay (wound care)	52	15	248	42
Other	66	193	278	336
	$1,099	$3,642	$2,967	$5,834

Segment net income (loss):
DermaBay (dermatology)	$514	$2,970	$220	$3,762
EyeBay (ophthalmology)	(1,190)	(955)	(3,789)	(2,478)
UroBay (urology)	(622)	(739)	(2,405)	(2,518)
MediBay (wound care)	(1,317)	(799)	(3,594)	(2,380)
Other	(367)	(583)	(1,052)	(1,853)
	$(2,982)	$(106)	$(10,620)	$(5,467)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2013	2012	2013	2012

Segment net loss	$(2,982)	(106)	$(10,620)	(5,467)
Non-cash (gain) loss on change in fair value of warrants of warrants	(866)	209	(1,282)	802
Other income (expense), net	3	(17)	8	5
Provision for income taxes	(3)	(6)	(11)	(18)
Net loss	$(3,848)	$80	$(11,905)	$(4,677)

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

Overview

NovaBay Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company focused on addressing the large unmet therapeutic needs of the global, topical anti-infective market with its two distinct categories of products: Aganocides® and NeutroPhase®

Aganocide® Compounds

NovaBay’s first-in-class Aganocide® compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  Having demonstrated therapeutic proof-of-concept in three Phase 2 clinical studies, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections. Our Aganocide compounds are currently being developed for three large therapeutic markets:

●

Dermatology – Partnered with Galderma, a leading dermatology company, we are developing a gel formulation of auriclosene (NVC-422) for treating the highly contagious skin infection, impetigo.  On November 6, 2013 we announced that the auriclosene Phase 2b clinical study of impetigo has been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. We are working with Galderma to examine the results from this study and expect to use the findings to guide the future course of the clinical development of auriclosene for impetigo.

●

Ophthalmology – NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment. The company expects to complete enrollment in a global Phase 2b clinical study (BAYnovation) for this indication by the end of 2013 and have data available in the first half of 2014. NovaBay also initiated a proof-of-concept study (BACTOvation) for bacterial conjunctivitis in July of 2013 with auriclosene (NVC-422). Results are expected in the first half of 2014.

●

Urology – Our urinary catheter irrigation solution containing auriclosene (NVC-422) is currently in trials, with the goal of reducing the incidence of urinary catheter blockage and encrustation (UCBE). In 2011 we reported positive data from randomized placebo controlled two week study. More recently in September 2013, we announced positive results from a four week randomized double-blinded, placebo-controlled crossover design and are continuing to interact with the FDA to move the program forward.

NeutroPhase®

●

Wound Care – NeutroPhase® our FDA 510(k)-cleared product for advanced wound care.  With a distinct mechanism of action from Aganocides, we believe that NeutroPhase is the only patented pure hypochlorous acid solution available having the potential to be best suited to treat the six-million-patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

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

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and Alcon, prior to the termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011. As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of September 30, 2013, we had an accumulated deficit of $52.2 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

On November 6, 2013 we announced that the auriclosene Phase 2b clinical study of impetigo has been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. We are working with Galderma to examine the results from this study and expect to use the findings to guide the future course of the clinical development of auriclosene for impetigo.

In September, we announced positive top-line results from our recently completed Phase 2 clinical study CL1001 for auriclosene (NVC-422) to prevent urinary catheter blockage and encrustation (UCBE) of indwelling urinary catheters. The top-line results show auriclosene was effective at reducing the degree of catheter encrustation and maintaining the catheter patency over the course of the study. Based on these study results, we plan to continue discussions with the FDA and move toward registration.

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

In May 2013, we announced that we had entered into a collaboration and license agreement with Virbac, a global veterinary product company. Virbac exercised its March 2012 Feasibility and Option Agreement, thereby acquiring exclusive worldwide rights to develop our proprietary compound, auriclosene (NVC-422), for global topical veterinary markets.  We received an option exercise fee and we are entitled to receive additional future development and pre-commercial milestone payments as a result of the collaboration. We also expect to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene (NVC-422) for veterinary uses during the 12-month option period. This agreement with Virbac is an important part of NovaBay’s strategy of exploring the uses of auriclosene (NVC-422) for a variety of indications, including veterinary medicine.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013, and September 30, 2012

License, Collaboration and Distribution Revenue

Total license, collaboration and distribution revenue was $1.0 million for the three months ended September 30, 2013, compared to $3.6 million for the three months ended September 30, 2012.

Total license, collaboration and distribution revenue was $2.7 million for the nine months ended September 30, 2013, compared to $5.8 million for the nine months ended September 30, 2012.

License, collaboration and distribution revenue over the three and nine months ended September 30, 2013, and 2012, is due to five different agreements entered into by NovaBay. Those agreements comprise:

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

The decrease in license, collaboration and distribution revenue was related to a large reimbursement of $2.6 million received from Galderma in 2012 and a decrease in overall reimbursable support costs from Galderma for support of the Impetigo trial as the trial progresses. We did not recognize any other significant revenues in the three and nine months ended September 30, 2013 and 2012.

Research and Development

Total research and development expenses remained relatively flat for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Total research and development expenses increased by 18% to $8.4 million for the nine months ended September 30, 2013, from $7.2 million for the nine months ended September 30, 2012. The changes over the nine month period relate to the increase in clinical activities as we continue to conduct our BAYnovation trial for viral conjunctivitis, begin our BACTOvation trial for bacterial conjunctivitis and completed our urology (UCBE) trial, and scales up our production in anticipation of the phase 3 impetigo trial to be conducted by Galderma. Galderma is expected to reimburse NovaBay for a portion of production expenses in the future. The flat results over the three month period reflect the above mentioned increases offset by the completion of the urology trial during the three months ended September 30, 2013.

We expect to incur research and development expenses throughout 2013 and in subsequent years as we continue to develop product candidates, both independently and in collaboration with our commercial partners. In particular, we expect to incur substantially increased clinical expenses and ongoing manufacturing expenses during the last quarter of 2013 in connection with our dermatology, ophthalmology and urology programs.

General and Administrative

General and administrative expenses increased by 24% to $1.5 million for the three months ended September 30, 2013, from $1.2 million for the three months ended September 30, 2012. Total general and administrative expenses increased by 23% to $5.1 million for the nine months ended September 30, 2013, from $4.1 million for the nine months ended September 30, 2012. This increase is primarily due to expanded business development activities related to NeutroPhase® launch activities as well as planned commercialization in the our dermatology and ophthalmology business units. We also incurred a noncash expense related to the modification in the terms of the warrants with Pioneer Pharma in Asia. This increase is consistent with our expectations as we support our distributors’ launch of NeutroPhase and prepare for the announcement of additional clinical data.

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash, cash equivalents, and short-term investments of $10.8 million, compared to $16.9 million at December 31, 2012. We have incurred cumulative net losses of $52.2 million since inception through September 30, 2013. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. We raised $50.0 million through sales of our equity through September 30, 2013. Our last public offering was in December 2012, in which we sold our common stock and warrants with gross proceeds of $7.4 million, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000. Additionally, cash received from our collaboration partners have totaled $64.4 million through September 30, 2013. Under the terms of our collaboration and license agreement with Galderma, Galderma will pay to NovaBay reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. Failure to achieve the stated milestones may affect Galderma’s payments, however we continue to believe the capital generated through these sources is sufficient to fund our planned operations into 2014. Our capital requirements going forward will depend on numerous factors including:

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

Cash Used in Operating Activities

For the nine months ended September 30, 2013, cash used in operating activities of $8.3 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Used in Investing Activities

For the nine months ended September 30, 2013, cash provided by investing activities of $184,000 was attributable to the net effect of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2013, was attributable to proceeds from warrant and stock option exercises and issuances of common stock.

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

Contractual Obligations

Our commitments at September 30, 2013, consist of an operating lease that was modified slightly to add a small area of additional space during the nine months ended September 30, 2013. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of September 30, 2013 is $4.7 million due over the lease term, compared to $4.5 million as of December 31, 2012.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2013, and December 31, 2012, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.

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

 We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.*

We expect our capital outlays and operating expenditures to increase substantially in the fourth quarter of 2013, and over at least the next several years, as we expand our clinical and regulatory activities. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of any of our Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

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

We are an early stage company with a history of losses and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability.*

We have incurred net losses each year since our inception through December 31, 2012, with the exception of 2009. For the years ended December 31, 2012, 2011 and 2010, we had net losses of approximately $7.0 million, $5.1 million and $4.3 million, respectively, and for the year ended December 31, 2009, we had net income of $2.7 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future. We had a net loss of $11.9 million in the nine months ended September 30, 2013. Through September 30, 2013, we had an accumulated deficit of approximately $52.2 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $8.4 million, $9.3 million, $9.9 million and $8.6 million for the nine months ended September 30, 2013, and the years ended December 31, 2012, 2011 and 2010, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We have one commercialized product, NeutroPhase, and if NeutroPhase does not gain market acceptance, our business will suffer.

A number of factors may affect the market acceptance of NeutroPhase or any other products we develop or acquire, including, among others:

●	the price of our products relative to other products for the same or similar treatments;
●	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;
●	our ability to find the right distributor; and
●	the effectiveness of the sales and marketing efforts of our distributor.

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

As demonstrated by the results of our Phase 2b impetigo clinical trial, there is no guarantee of success with this program. Disappointing clinical results may endanger our ability to collect milestone payments and may put the future of the collaboration agreement in question.

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

Failure to obtain sufficient quantities of products and substances necessary for research and development, nonclinical studies, human clinical trials and product commercialization that are of acceptable quality at reasonable prices or at all could constrain our product development and have a material adverse effect on our business.

We have relied and will continue to rely on contract manufacturers for the foreseeable future to produce quantities of products and substances necessary for research and development, nonclinical studies, human clinical studies and product commercialization. It will be important to us that such products and substances can be manufactured at a cost and in quantities necessary to make them commercially viable. At this point in time, we have not attempted to identify, and do not know whether there will be, any third party manufacturers which will be able to meet our needs with respect to timing, quantity and quality for commercial production. In addition, if we are unable to contract for a sufficient supply or required products and substances on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our research and development, pre-clinical and clinical testing would be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of products. Any such delay may have a material adverse effect on our business, financial condition and results of operations.

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

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.*

As of September 30, 2013, our officers and directors collectively controlled approximately 4,462,057 shares of our outstanding common stock (and approximately 7,401,051 shares of our common stock when including options held by them which were exercisable as of or within 60 days from September 30, 2013). Furthermore, as of September 30, 2013, our largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 4,114,133 shares, or 10.64% of our outstanding common stock (including 576,102 options held by Dr. Najafi which are exercisable as of or within 60 days from September 30, 2013). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 5.  OTHER INFORMATION

On November 13, 2013, we entered into an At-The-Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC, or Ascendiant, under which we may offer and sell our common stock having aggregate sales proceeds of up to $5,000,000 from time to time through Ascendiant as our sales agent. Sales of our common stock through Ascendiant, if any, will be made by means of ordinary brokers’ transactions on the NYSE Mkt or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Ascendiant. Ascendiant will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Ascendiant a commission of 3.0% of the gross sales proceeds of any common stock sold through Ascendiant under the sales agreement. We have also provided Ascendiant with customary indemnification rights.

We are not obligated to make any sales of common stock under the sales agreement. The offering of shares of our common stock pursuant to the sales agreement will terminate upon the earlier of (i) the sale of all common stock subject to the sales agreement, or (ii) termination of the sales agreement in accordance with its terms.

The foregoing description of the sales agreement is not complete and is qualified in its entirety by reference to the full text of the sales agreement, a copy of which is filed herewith as Exhibit 1.1 to this Quarterly Report on Form 10-Q. The opinion of Cooley LLP regarding the shares to be sold under the sales agreement is filed herewith as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

On November 6, 2013, we announced the completion of our auriclosene Phase 2b clinical study of impetigo. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. With our partner, Galderma, we are examining the results of the study to help us determine the developmental path for auriclosene.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: November 13, 2013	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
Exhibit No.	Description

1.1	At-The-Market Offering Agreement, dated November 13, 2013, between NovaBay Pharmaceuticals, Inc. and Ascendiant Capital Markets, LLC

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

5.1	Opinion of Cooley LLP

23.1	Consent of Cooley LLP (included in Exhibit 5.1)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.