Form 10-K
period 2013-12-31
NovaBay Pharmaceuticals, Inc.
filed 2014-03-06
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Mkt, was approximately $45,475,972. This figure excludes an aggregate of 4,462,067 shares of common stock held by officers and directors as of June 30, 2013. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 3, 2014, there were 45,407,461 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1.        BUSINESS

NovaBay Pharmaceuticals is a clinical-stage biopharmaceutical company focused on addressing the unmet therapeutic needs of the global, topical anti-infective market with its two distinct categories of products, Aganocides® and NeutroPhase®.

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

Having demonstrated therapeutic proof-of-concept, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections. NovaBay is currently focusing its Aganocide compounds into three large therapeutic markets:

●

Urology – Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of Auriclosene Irrigation Solution to reduce urinary catheter blockage and encrustation were announced in September 2013. Study CL1001 achieved the study’s primary endpoints and showed clear benefits for patients with long-term indwelling catheters.

●

Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene (NVC-422) for treating adenoviral conjunctivitis, for which there is currently no FDA-approved treatment. The ongoing global clinical trial for auriclosene in conjunctivitis is expected to be completed in the middle of 2014. The company also initiated a proof-of-concept study for bacterial conjunctivitis in the second quarter of 2013 with the same auriclosene (NVC-422) formulation.

●

Dermatology - Partnered with Galderma, a leading dermatology company, we are developing a gel formulation of auriclosene (NVC-422) for treating impetigo, a highly contagious skin infection. In November 2013, NovaBay announced that the auriclosene Phase 2b clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study. The Company will be responsible the planning, execution and the cost of the upcoming study, which is expect to be approximately $1 to $2 million. Based on the results of this study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

NeutroPhase®

NovaBay has also developed NeutroPhase, a distinct class of molecule from the Aganocides. NeutroPhase is an FDA 510(k)-cleared Advanced Skin and Wound Cleanser. NeutroPhase is a patented pure hypochlorous acid solution which has the potential to be the best suited product on the market to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has developed variations of the NeutroPhase product such as i-Lid™ Cleanser (for use in ophthalmological applications) and CelleRx™ (for use in aesthetic dermatology). We expect both to be launched in selected markets in 2014.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into an exclusive distribution agreement with Pioneer Pharma Holdings Limited. (HK: 1345) (“Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products in the Asia Pacific region. In December 2013, Pioneer invested $5.7 million in NovaBay. Previously we had expanded the distribution agreement with Pioneer to include territories outside of China. The expanded agreement with Pioneer also includes licensing rights to the two new products variations, CelleRx™ and i-Lid™ Cleanser. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia. The expanded agreement with Pioneer also includes licensing rights to the two new products variations, CelleRx™ and i-Lid™ Cleanser. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia. In December 2013, Pioneer invested $5.7 million in NovaBay.

In 2013 NovaBay entered into a distribution agreement with Shin Poong Pharmaceuticals, Co., Ltd. (Shin Poong), a South Korean based company to market NeutroPhase in South Korea. In 2013 NovaBay entered into a distribution agreement with Principal Business Enterprises Inc. (PBE) of Bowling Green, Ohio to market its NeutroPhase product in the US market. NovaBay expects to announce additional distribution agreements in select geographic markets around the world during 2014.

In November 2013 we announced the publication of a scientific paper by Dr. John R. Crew of Seton Medical Center, Daly City California, describing the first use of adjunctive NeutroPhase®* irrigation therapy in conjunction with Negative Pressure Wound Therapy (NPWT) to successfully manage the severely-infected wound in the arm of a patient with a life-threatening “flesh-eating’ disease.

Our Technology and Research

In 2002, the World Health Organization predicted that within ten years we would enter a “post-antibiotic” era, where there would be infections for which there are no effective antibiotic treatments. This prediction is proving to be true as there are now more multi-drug resistant bacteria (also known as Superbugs) appearing, and even a few pan-resistant species. Antibiotic compounds are naturally produced by microorganisms for billions of years as a way to defend against other invasive microorganisms. The first commercially available antibiotic, penicillin, was discovered by Sir Alexander Fleming in 1928. He found that the juice generated in certain molds killed Staph bacteria. This ushered the golden age of antibiotics, leading to synthesis and isolation of over 150 antibiotics. Within 20 years of wide use of penicillin, penicillin resistant staph has reached 80%. It is of no surprise that one or more bacteria have shown resistance to all of our 150 commercially available antibiotics. After all, bacteria have dealt with antibiotic assault for billions of years. They have adapted, survived and thrived and will continue to do so in the future. Many of the animal species including mammals with circulatory systems have evolved to be able to protect themselves by developing a unique series of molecules that are based on the chemistry of chlorine, such as chlorotaurines. Over millions of years, no pathogenic resistance has been seen with this class of compounds. Aganocide compounds being developed by NovaBay are a synthetic analog of this evolutionary compound produced by a mammal’s innate immune systems.

As more antibiotics are thrown into the environment, we expect pathogenic-resistance to increase as a result of natural evolution. NovaBay’s Aganocide compounds have the potential of replacing a number of topical non-systemic antibiotics, hence reducing selective pressure put on bacteria in the environment.

Furthermore sub-lethal exposure of antibiotic to pathogen produces a rapid rise to resistance after several passages, while in established peer reviewed passage studies, no such resistance can be developed to our lead Aganocide, auriclosene (NVC-422). All antibiotics will develop resistance at different rates. Aganocides, by virtue of their novel mechanism of action, are unlikely to be susceptible to pathogenic-resistance. We have subjected our lead compound auriclosene (NVC-422) to such serial passage with a number of pathogens and have confirmed that no resistance develops even after many passages. As expected, bacteria became susceptible to pathogenic-resistance to all antibiotics tested in parallel.

In preclinical studies, the Aganocide compounds have demonstrated efficacy against bacteria in biofilm. Biofilm is a cocoon-like shield that forms around a colony of bacteria. Once the biofilm is formed, bacteria in biofilm reproduce slowly and are protected from attack by the body’s killer cells by their biofilm shield. We now understand that biofilm is a natural, ever present defense mechanism of bacteria. Single free floating bacteria are much easier to kill than colonies consisting of millions of bacteria as found in biofilm. Antibiotics are generally more effective against fast reproducing bacteria as opposed to bacteria colonized in biofilm. We continue to expand our understanding of the Aganocide’s action on biofilm. In controlled laboratory studies, our Aganocide compounds were found to be effective at killing bacteria in biofilm. Furthermore, in animal studies our Aganocide compounds have been found to be more effective against biofilm colonization than mupirocin, a widely used topical antibiotic. We believe efficacy of Aganocide compounds in biofilm would be an important property that may contribute to their utility in many commercial applications.

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

Ophthalmology

Based on the findings in the Phase 2a study announced in May 2011, NovaBay is continuing the clinical development of auriclosene (NVC-422) eye drops by conducting a global Phase 2b clinical trial in adenoviral conjunctivitis. Enrollment into this study began in the U.S. during May 2012, in India during December 2012 and in Brazil during the first quarter 2013.

NovaBay is using contract research organizations (CROs) to manage the trial: Quintiles Research Ltd. (India and Sri Lanka), Chiltern International (Brazil) and Symbio, LLC (United States).

Globally, adenoviral conjunctivitis remains a significant unmet medical need across all ocular infections. NovaBay believes auriclosene (NVC-422) eye drops could represent a significant advancement in the treatment of this condition, particularly in treating sight-threatening epidemic keratoconjunctivitis, or EKC.

In view of the fact that auriclosene (NVC-422) possesses potent in vitro anti-bacterial activity in addition to its potent in vitro anti-viral activity, NovaBay also initiated a proof-of-concept bacterial conjunctivitis clinical study in the second quarter of 2013.

Dermatology

We are focused on developing products that will potentially eliminate the need to use antibiotic-based products in the dermatology market. Our technology goes beyond antibiotics: we are focused on developing non-antibiotic anti-microbial products which would be effective against drug-resistant pathogens. As resistance to antibiotics becomes a critical public health issue, NovaBay intends to aggressively pursue the development of non-antibiotic anti-microbials that are unlikely to be susceptible to resistance, as a first-line treatment for a range of topical infections.

Galderma Collaboration

On March 25, 2009, we entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications, most post-surgical use and use in wound care. We amended this agreement in December 2009 and again in December 2010. Based on the Impetigo Phase 2a clinical trial results, in December 2010, NovaBay and Galderma S.A., agreed to expand their partnership to focus on the development of NovaBay’s Aganocide compound auriclosene (NVC-422) for the topical treatment of impetigo. This expansion is intended to provide NovaBay with the additional funding and resources required for the clinical development of its auriclosene (NVC-422) proprietary topical formulation for impetigo and other topical infections.

The 2nd amendment distinguished the territory for impetigo and other collaboration products. Galderma has exclusive and worldwide jurisdiction over impetigo products with the exception of the Middle East and Japan and worldwide exclusive jurisdiction for other collaboration products with the exception of the Middle East and the Asia Pacific, as described in the next paragraph.

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

From the inception of the agreement to December 31, 2013, we have received $23.3 million from Galderma including a technology access fee, continuation fee, milestone payments and research and development funding. NovaBay has the potential to receive up to $62.0 million in predetermined fees, including milestones and personnel reimbursement, with additional funding available to cover product and clinical development.  We are entitled to royalties ranging from 10% to 30% on cumulative net sales of products once commercialized, subject to some reductions based on any development costs incurred directly by Galderma. Upon the termination of the agreement under certain circumstances, Galderma will grant NovaBay certain technology licenses which would require NovaBay to make royalty payments to Galderma for such licenses with royalty rates in the low- to mid-single digits.

Impetigo

Impetigo is a highly contagious superficial bacterial infection of the skin that affects mostly children.  Most cases are caused by Staphylococcus aureus, Streptococcus pyogenes, or a mixture of both organisms.  Methicillin-resistant S. aureus (MRSA) is being observed with increasing frequency in this population.  Impetigo is currently being treated with antibiotic ointments, though reports of drug-resistant bacteria in impetigo are increasing.

Under the terms of the second amendment to the agreement with Galderma, for the research and development of impetigo and acne, Galderma exercised its option to advance the clinical development of the impetigo program and paid a $3.25 million continuation fee together with additional research and development funding through the development of the program. An exclusive licensing agreement provides Galderma with the right to commercialize impetigo products and an option to license auriclosene for use in other dermatological indications.

We believe that there is a significant market for the treatment of impetigo, with approximately 13 million prescriptions for the treatment of impetigo annually in US, Europe, Japan and Brazil, and 1.3 million prescriptions in the U.S. alone.

In November 2013, we announced that the auriclosene Phase 2b clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Together with Galderma, we examined the results from this study and we are using the findings to guide the future course of the clinical development for auriclosene. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study.  The Company will be responsible the planning, execution and the cost of the upcoming study, which is expect to be approximately $1 to $2 million.  Based on the results of this study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

Urology

Auriclosene (NVC-422) catheter irrigation solution may provide significant clinical benefit by reducing the risk of complications associated with UCBE (urinary catheter blockage and encrustation), thereby greatly enhancing the quality of life for patients and their caregivers. Because of spinal cord injuries, multiple sclerosis, strokes, or other neurogenic bladder conditions, an estimated 74,000 patients in the U.S. that rely on indwelling catheters routinely suffer from blockage and encrustation. Indwelling catheters are also used in nursing homes and hospitals. NovaBay’s product, if successfully developed and approved for commercialization, has the potential to reduce significantly the incidence of catheter blockage and the medical problems that can be caused or exacerbated by blockage, from urinary tract infections to autonomic dysreflexia.

Previously, NovaBay announced positive results from a Phase 2a clinical study of its irrigation solution containing auriclosene. Auriclosene demonstrated activity against uropathogens that form biofilm on urinary catheter surfaces and can cause UCBE due to formation of bladder stones and crystals that block the catheter.

In September 2013, we announced results from our Phase 2 clinical study for auriclosene to prevent urinary catheter blockage and encrustation of indwelling urinary catheters. Overall, the top-line results demonstrated that Auriclosene Irrigation Solution was effective at reducing the degree of catheter encrustation and maintaining the catheter patency over the course of the study. Primary endpoints in the study were achieved, showing statistically significant and clinically meaningful benefits for patients with long-term indwelling catheters. If commercialized, our auriclosene-based irrigation solution has the potential to mitigate an important medical problem, cut healthcare costs, and improve the quality of life for tens of thousands of patients in the U.S. alone. A catheter irrigation solution that significantly reduces catheter blockage and encrustation could greatly reduce what NovaBay estimates to be $1.5 billion spent annually to help patients with indwelling urinary catheters deal with costs attributable to this debilitating condition. We also expect that such a product would also improve the quality of patients’ lives by reducing the consequences of unexpected catheter blockages.

Advanced Wound Care

NovaBay has begun marketing its FDA 510(k)-cleared NeutroPhase skin and advanced wound cleanser for the chronic non-healing wound market, which represents a promising worldwide commercial opportunity.  Potential applications for NeutroPhase that are covered by its four FDA 510(k) clearances include diabetic ulcers, venous stasis ulcers and pressure ulcer stages I-IV as well as surgical wounds and burns.  NovaBay’s marketing strategy for NeutroPhase is to collaborate with wound care companies with optimal infrastructure to maximize its commercial potential in each territory around the world.

In January 2012, NovaBay announced it had entered into a distribution agreement with Pioneer, with a value of up to $1.3 million in pre-commercialization milestones related to the launch of NeutroPhase in mainland China, excluding Hong Kong, Macau and Taiwan.  The agreement is for a term of five years with the option to renew for additional five years.  The collaboration with Pioneer Pharma was amended in September 2012 to include South-East Asian markets, specifically, Hong Kong, Macau, Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.  Pioneer has access to 7,500 hospitals and 40,000 pharmacies with over 1,000 sales representatives.

We further amended our agreements with Pioneer in December 2013 to include exclusive licensing rights to two new products, CelleRx™ and i-Lid™ Cleanser, developed internally NovaBay. The amendments cover the commercialization and distribution of these products in China and 11 countries in Southeast Asia. CelleRx™ is a new product developed by NovaBay for use in the field of aesthetic dermatology. NovaBay’s other new product, i-Lid™ cleanser, was designed for use in ophthalmological applications.

In 2013 NovaBay entered into an exclusive marketing agreement with Principle Business Enterprises Inc. (PBE) of Bowling Green, Ohio for its NeutroPhase brand of advanced wound cleanser in the US. The cost of treating chronic wounds is estimated at $5 billion to $7 billion in the U.S., and the occurrence of these wounds is increasing at a rate of 10% per year.

In 2013 NovaBay entered into an exclusive distribution agreement for NeutroPhase with Shin Poong Ltd. for the South Korean marketplace.

NovaBay is currently seeking commercial partners for NeutroPhase to cover the Canadian and South American, European, African, Middle Eastern, Australia /New Zealand and Japanese markets.

Research and Development

As of December 31, 2013, we had 16 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and contract research services provided to our research, development and clinical groups. We expense our research and development costs as they are incurred. Research and development expenses for 2013, 2012 and 2011 were $12.5 million, $9.3 million and $9.9 million, respectively. All of our research and development employees are engaged in drug research, development and clinical activities, including those related to the Galderma agreement as described above. We expect to incur significant research and development expenses for the foreseeable future.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology. We require our employees, consultants, contractors and third parties to enter into confidentiality and invention assignment agreements and we rigorously control access to our proprietary technology.

As of December 31, 2013, we owned seven (7) issued patents in the U.S, forty (40) issued foreign patents and seventy-six (76) pending patents in the U.S. and various foreign jurisdictions. The expiration dates of the patents are between 2020 and 2029. Patents that issue, if any, from our current pending patent applications will expire between 2025-2033, which is approximately twenty years from their individual filing dates. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek further protection of our technology.

Our patents and patent applications cover compositions of matter relating to our proprietary Aganocide® compounds, methods of use of NeutroPhase and/or our Aganocide compounds, method of manufacture and various corresponding formulations and utility. Several of these patents will have patent term extensions, depending on the length of time required to conduct clinical trials. Some of our patents provide coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of hypochlorous acid. Others provide composition-of-matter coverage for our lead development candidate, auriclosene (NVC-422), and other Aganocide compounds.

We have trademarks, both registered and unregistered, which provide distinctive identification of our products in the marketplace. NovaBay®, NovaBay Pharma®, AgaNase®, Aganocide®, AgaDerm®, NeutroPhase®, Going Beyond Antibiotics® are registered U.S. trademarks of NovaBay Pharmaceuticals, Inc., and various other foreign jurisdictions. Applications for registration of the trademarks of OmniPhase TM, Phase One TM, CelleRx TM and i-LidTM are pending in the U.S. and various corresponding foreign jurisdictions.

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

We believe the principal competitive advantage of our products in our target markets include the fact that in-vitro studies show their effectiveness in killing bacteria, fungi and viruses, including bacteria in biofilm, very low potential for the development of resistance, fast time to kill bacteria, wide safety margin, low side-effect profile and cost effectiveness. We believe that our Aganocide compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide compounds could be used to prevent infections or to treat infections with bacterial and viral components, such as conjunctivitis.

Manufacturing and Supply

We do not currently operate manufacturing facilities for clinical or commercial production, as we rely on and leverage the manufacturing and distribution infrastructure of third parties. We have no plans to establish our own manufacturing facilities in the future. Third party vendors supply us with the Active Pharmaceutical Ingredient (API) of auriclosene (NVC-422) and the finished clinical trials materials for auriclosene, which are required to be manufactured in compliance with the FDA’s “Current Good Manufacturing Practice”, or cGMP, regulations. NeutroPhase is a medical device and is manufactured for us by third parties that are required to comply with FDA’s Quality Systems Regulations (QSR).We also intend to work with third parties for future clinical trial materials and commercial supplies of auriclosene (NVC-422) and our other Aganocide compounds.

The Galderma agreement provides for the manufacture by Galderma of finished dosage forms of products incorporating Aganocide compounds for sale under our label in those markets where we have retained marketing rights.

Sales and Marketing

Our lead Aganocide product candidate, auriclosene (NVC-422), as well as many of the product candidates we expect to develop in the future, is primarily intended to address a variety of different non-systemic, anti-infective market segments, some of which are large, primary care markets. We do not currently have, nor do we intend in the near term to create, a commercialization organization capable of marketing, selling and distributing our targeted product candidates to large, primary care markets. This applies to markets in both the U.S. and elsewhere. Rather, we intend to establish commercialization partnerships with pharmaceutical, biotechnology or other leading organizations with the experience and resources to bring our products to market. In some cases, we may enter into agreements with these organizations during the development stage of a product candidate to further benefit from their clinical development, regulatory, market research, pre-marketing and other expertise, as is the case with Galderma. In other cases, we may enter into a distribution agreement, as we have done with Pioneer Pharma. As appropriate, we may establish a specialty sales force with expertise in marketing and selling any future approved products to specialty physicians for specific target indications. We may also establish other complementary capabilities related to marketing and selling targeted medicines, particularly where those capabilities may not currently exist at other organizations. In 2013, 2012 and 2011, substantially all of our revenues have been generated from Galderma and Alcon. Following the termination of the agreement with Alcon (located in Switzerland), we rely on Galderma for a significant portion of our revenues for the foreseeable future; Galderma is located in France. Substantially all of our long-lived assets are located in the U.S. Galderma accounted for 78%, 91% and 54% of our revenues, and Alcon accounted for 0%, 0% and 46% of our revenues, in 2013, 2012 and 2011, respectively. Additional information on our revenues, profit and loss and total assets is set forth in our financial statements included in Item 8 of this Annual Report on form 10-K.

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

Our products are classified by the FDA as a drug or a medical device depending upon the mechanism of action and indications for use or claims. NeutroPhase skin and advanced wound cleanser is FDA cleared as a medical device. Preparations of auriclosene (NVC-422) in clinical trials are currently being reviewed by the FDA as drugs.

Drug Approval Process

The process required by the FDA before a drug may be marketed in the U.S. generally involves satisfactorily completing each of the following:

●	preclinical laboratory tests, animal studies, toxicology and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;
●	submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin;
●

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

●	submission to the FDA of a New Drug Application (NDA) including payment of substantial User Fees;
●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third-parties, at which the product is produced to assess compliance with strictly enforced current GMP regulations, as well as FDA audit for GCP compliance of one or more clinical investigator sites; and

●	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.

There is continuing and pervasive FDA regulation of drug product manufacturing, labeling, distribution, advertising and promotion once approved, and approval may be subject to additional required clinical studies or risk evaluation and mitigation strategies, or REMS.

Medical Devices

NeutroPhase is cleared by the FDA as a medical device. Unless an exception applies, each medical device we wish to commercialize in the U.S. will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Any post-clearance modifications made to a 510(k) device may require the submission of a new 510(k) notification prior to commercialization.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring human clinical study prior to premarket approval. The 510(k) process is undergoing programmatic change at FDA and our ability to obtain 510(k) clearance for future device products may be adversely impacted by such regulatory changes. We are also preparing to register our products in the EU though the CE Marking process.

Continuing Food and Drug Administration Regulation of Medical Devices

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

●

the FDA’s Quality Systems Regulations (QSRs), which require manufacturers to follow stringent design, testing, production, control, labeling, packaging, storage, shipping, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations which impose restrictions on labeling and promotional activities, and FDA prohibitions against the promotion of products for uncleared, unapproved, or “off-label” uses;
●	requirements to determine whether a new 510(k) submission is necessary when modifications are made to devices that have previously received clearance;
●	post-market surveillance requirements which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
●

the FDA Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

●	notices of correction or removal, and recall regulations.

In addition, we are required to register our facility and list our products with the FDA, and are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine compliance with the QSRs and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

In 2013 we become an ISO 13485 medical device manufacturer. ISO 13485 is an International Organization for Standardization (ISO) standard, published in 2003, that represents the requirements for a comprehensive quality management system for the design and manufacture of medical devices.

International Regulation

In addition to being subject to the laws and regulations in the U.S., we and our distributors are subject to a variety of laws and regulations in those other countries in which we seek to study and commercialize products, including export of our NeutroPhase products. Whether or not we obtain FDA approval for a product, we or our distributors must obtain approval of a product by the comparable regulatory authorities of other countries before we can commence clinical trials or marketing of the product in those respective countries. The approval process may be longer or shorter than that required for FDA approval. The requirements governing pricing, reimbursement, clinical trials, and to a lesser extent, product licensing vary from country to country.

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

We are subject to healthcare compliance and transparency requirements concerning our marketing of products to healthcare providers. Any failure by us to comply with federal and state laws and regulations in this area may result in fines and the imposition of burdensome consent decrees or integrity agreements.

Employees

As of December 31, 2013, we had 29 full-time employees and 5 part-time employees, including 7 with doctoral degrees. Of our workforce, 16 full-time equivalents were engaged in research and development, 12 in finance, legal and administration and three were engaged in sales and marketing. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

As of December 31, 2013, we had cash, cash equivalents and short term investments of $13.1 million, which we believe is sufficient to fund our operations through at least the next twelve months at our current level of spending. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of auriclosene, our primary Aganocide compound, or any of any of our other Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

Our future capital requirements will depend on many factors, including:

●	the extent to which we receive milestone payments or other funding from corporate partners, if any;
●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We have incurred net losses each year since our inception through December 31, 2013, with the exception of 2009. For the years ended December 31, 2013, 2012 and 2011, we had net losses of approximately $ 16.0 million, $7.0 million and $5.1 million, respectively. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through December 31, 2013, we had an accumulated deficit of approximately $56.4 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $12.5 million, $9.3 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

If we are unable to develop and obtain regulatory approval for our Aganocide compounds, we may never generate product revenues.

To date, our revenues have been derived mainly from research and development collaboration and license agreements. We have generated only limited revenues from sales of NeutroPhase and we cannot guarantee that we will ever be able to generate substantial revenue from NeutroPhase. Our Aganocide compounds are still in development and we will not be able to generate commercial revenue from the sale of these product candidates until we have received regulatory approval for them. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. Our commercial revenues from sales of Aganocide products will be derived from sales of products that may not be commercially available for at least the next several years.

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

Our current collaboration with Galderma may fail, resulting in a decrease in funding and inhibition of our ability to continue developing products.

We have entered into an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications.  Our collaboration with Galderma is our only major collaboration in the human field, and so unless and until we enter into additional collaborations or are able to market products on our own, we will be dependent on Galderma for the majority of our collaboration revenues.

In November 2013, we and Galderma announced that the auriclosene Phase 2b clinical study of impetigo had been completed, and that while the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. While the collaboration is still intact, we cannot assure you that future clinical trials will be successful, or that we will receive the full amount of any remaining research funding, milestone payments or royalties, or that any commercially valuable intellectual property will be created, from this arrangement. If Galderma were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research contemplated by our collaboration with them could be delayed or terminated and our costs of performing studies may increase.

We are funding the development of our Aganocide compounds for application in connection with the eye and urinary tract, which we may not be able to do unless we are able to enter into a new collaboration with another collaboration partner.

As we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we have to fund such development unless we are able to enter into a collaboration with a collaboration partner, which we may not be able to do, especially because we previously had a collaboration and license agreement with Alcon, which we and Alcon terminated in June 2011. If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene (NVC-422) for these applications.

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

Failure to obtain sufficient quantities of products and substances necessary for research and development, pre-clinical studies, human clinical trials and product commercialization that are of acceptable quality at reasonable prices or at all could constrain our product development and have a material adverse effect on our business.

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

We currently have no internal sales, marketing or distribution capabilities. To commercialize any product candidates approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us, such as Principle Business Enterprises in the U.S. and Pioneer Pharma Co. Ltd. in China. If we decide to commercialize any products we develop such as NeutroPhase, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

As of December 31, 2013, our officers and directors collectively controlled approximately 4,516,726 shares of our outstanding common stock (and approximately 7,595,349 shares of our common stock when including options held by them which were exercisable as of or within 60 days from December 31, 2013). Furthermore, as of December 31, 2013, our second largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 4,147,389 shares, or 9.28 % of our outstanding common stock (including 601,415 options held by Dr. Najafi which are exercisable as of or within 60 days from December 31, 2013). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our principal executive offices and our research and development and administrative operations are located in Emeryville, California. In total, we lease approximately 16,465 square feet of office space in the facility pursuant to a lease agreement expiring on October 31, 2020.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Mkt, under the symbol “NBY.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Mkt:

	2013		2012
	High	Low	High	Low
First Quarter	1.49	1.10	1.70	1.20
Second Quarter	1.60	1.20	1.36	0.90
Third Quarter	2.03	1.26	1.56	1.12
Fourth Quarter	1.87	0.76	1.76	1.05

Holders

As of March 3, 2014, there were approximately 330 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Purchase of Equity Securities by the Issuer

During the fourth quarter of 2013, the Company repurchased 13,949 shares from employees to satisfy the statutory withholding tax liability upon the vesting of restricted share-based awards.

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

	12/08	12/09	12/10	12/11	12/12	12/13

NovaBay Pharmaceuticals, Inc.	100.00	201.96	162.75	131.37	110.78	120.59
NYSE MKT Composite	100.00	135.53	175.07	179.96	190.69	200.56
RDG MicroCap Biotechnology	100.00	136.93	128.00	124.38	102.77	91.60

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:

Sales:
Sales revenue	$223	$14	$—	$—	$—
Cost of goods sold	162	8	—	—	—
Gross profit	61	6	—	—	—
Other revenue:
License and collaboration revenue	3,045	6,855	10,993	9,754	15,684
Other revenue	209	78	26	—	—
Total other revenue	3,254	6,933	11,019	9,754	15,684
Operating expenses:
Research and development	12,461	9,275	9,911	8,616	7,337
Selling, general and administrative	6,340	5,973	5,429	5,654	5,607
Total operating expenses	18,801	15,248	15,340	14,270	12,944
Operating income (loss)	(15,486)	(8,309)	(4,321)	(4,516)	2,740
Non-cash gain (loss) on change in fair value of warrants	(555)	1,439	(732)	—	—
Other income (expense), net	1	(155)	(30)	258	(36)
Income (loss) before income taxes	(16,040)	(7,025)	(5,083)	(4,258)	2,704
Provision for income taxes	(2)	(2)	(2)	(50)	(7)
Net income (loss)	$(16,042)	$(7,027)	$(5,085)	$(4,308)	$2,697
Net income (loss) per share:
Basic	$(0.42)	$(0.24)	$(0.20)	$(0.18)	$0.12
Diluted	$(0.42)	$(0.24)	$(0.20)	$(0.18)	$0.12
Shares used in computing net income (loss) per share:
Basic	38,183	29,448	25,773	23,326	22,404
Diluted	38,183	29,448	25,773	23,326	23,115

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$13,053	$16,870	$14,138	$12,806	$11,292
Working capital	11,163	15,108	11,720	11,031	11,568
Total assets	15,650	19,235	15,963	15,516	17,523
Capital lease obligation—current and non-current	—	—	—	—	7
Equipment loan—current and non-current	—	—	—	106	470
Deferred revenue—current and non-current	1,871	1,892	2,250	3,689	2,167
Common stock and additional paid-in capital	64,884	54,373	42,672	38,703	37,236
Total stockholders’ equity	8,516	14,049	9,344	10,490	13,345

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

Overview

NovaBay Pharmaceuticals is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market.

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from Galderma and Alcon, prior to termination of our collaboration with Alcon Manufacturing Ltd. (Alcon), an affiliate of Alcon, Inc., in June 2011. As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of December 31, 2013, we had an accumulated deficit of $56.4 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Significant Events in 2013 and 2014

In January 2014 we announced that we had appointed Mark M. Sieczkarek and Dr. Massimo Radaelli to our Board of Directors.

In December 2013 we announced that we received ISO (International Organization for Standardization) 13485 certification from the notified body DEKRA, for our quality management system. This is an important milestone supporting the manufacturing and commercialization of our NeutroPhase® skin and advanced wound cleanser.

In December 2013 we announced that we have expanded our NeutroPhase® commercial partnership agreement with China Pioneer Pharma Holdings Limited. (HK: 1345) (“Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products. The expanded agreement includes licensing rights to two new products, CelleRx™ and i-Lid™ Cleanser, developed by the MediBay Business Unit of NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

In December 2013 we received $5.7 million from Pioneer as part of a stock purchase agreement. As part of this agreement Pioneer purchased five million shares of our stock for $1.14 a share. This agreement replaces the previous option to invest $3 million in NovaBay through the exercise of outstanding warrants.

In November 2013 we announced the publication of a scientific paper by Dr. John R. Crew of Seton Medical Center, Daly City California, describing the first use of adjunctive NeutroPhase®* irrigation therapy in conjunction with Negative Pressure Wound Therapy (NPWT) to successfully manage the severely-infected wound in the arm of a patient with life-threatening “flesh-eating’ disease.

 In November 2013 we announced that the auriclosene Phase 2b clinical study of impetigo has been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Together with Galderma, we examined the results from this study and we are using the findings to guide the future course of the clinical development for auriclosene. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study. The Company will be responsible the planning, execution and the cost of the upcoming study, which is expect to be approximately $1 to $2 million. Based on the results of this study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

In September 2013 we announced positive top-line results from our recently completed Phase 2 clinical study CL1001 for auriclosene (NVC-422) to prevent urinary catheter blockage and encrustation (UCBE) of indwelling urinary catheters. The top-line results show auriclosene was effective at reducing the degree of catheter encrustation and maintaining the catheter patency over the course of the study. Based on these study results, we plan to continue discussions with the FDA and move toward registration.

In June 2013 we announced our support for legislation proposed by U.S. Rep. Jim Matheson (D-UT) to combat the growing crisis of antibiotic resistance. We believe that there must be a multi-pronged, comprehensive approach to combating antimicrobial resistance and Rep. Matheson’s bill is an important contribution. The Strategies to Address Antimicrobial Resistance (STAAR) Act, H.R. 2285, is aimed at improving the understanding and monitoring of the cause and spread of antimicrobial resistant infections and improving the rate at which new antibiotics are developed.

In May 2013 we announced that we had entered into a collaboration and license agreement with Virbac, a global veterinary product company. Virbac exercised its March 2012 Feasibility and Option Agreement, thereby acquiring exclusive worldwide rights to develop our proprietary compound, auriclosene (NVC-422), for global topical veterinary markets.  We received an option exercise fee and we are entitled to receive additional future development and pre-commercial milestone payments as a result of the collaboration. We also expect to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene (NVC-422) for veterinary uses during the 12-month option period. This agreement with Virbac is an important part of NovaBay’s strategy of exploring the uses of auriclosene (NVC-422) for a variety of indications, including veterinary medicine.

In April 2013 Shin Poong Pharmaceutical Co., Ltd. announced that it signed an exclusive distribution agreement for Shin Poong Pharma to commercialize NeutroPhase®, Skin and Advanced Wound Cleanser in South Korea for acute and chronic wounds.

In April 2013 we announced the enrollment of the first patients in Brazil into our global Phase 2b clinical trial, BAYnovation. The trial is investigating Auriclosene (NVC-422) Ophthalmic Solution as a treatment for adenoviral conjunctivitis, a highly contagious form of “pink eye” for which there is no approved treatment anywhere in the world.

In March 2013 we announced that Keith R. Bley, Ph.D., has joined NovaBay as Senior Vice President of Product Development, effective March 4, 2013. Dr. Bley has more than 20 years of experience in the pharmaceutical industry, holding management positions with increasing responsibility in research and product development.

In February 2013 we announced that the World Health Organization (WHO) has approved the international nonproprietary name (INN) “auriclosene” for our lead Aganocide® compound auriclosene (NVC-422). INNs facilitate the identification of active pharmaceutical ingredients, and each INN is a globally recognized unique name.

In February 2013 we announced that our partner Galderma S.A., a global leading pharmaceutical company exclusively focused on dermatology, had initiated the South African arm of its Phase 2b clinical study of a proprietary topical formulation of auriclosene (NVC-422) for the treatment of impetigo.

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

Recent Accounting Pronouncements

There have been no new or pending accounting pronouncements that will materially impact our financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2013, 2012 and 2011

License, Collaboration, Distribution and Sales Revenue

Total license, collaboration and distribution revenue was $3.3 million for the year ended December 31, 2013, compared to $6.9 million for the year ended December 31, 2012, and $11.0 million for the year ended December 31, 2011.

License, collaboration and distribution revenue over the years ended December 31, 2013, 2012 and 2011 is due to several different agreements entered into by NovaBay. Those agreements are:

●	a license and collaboration agreement entered into with Galderma in 2009;
●	a license and collaboration agreement with Alcon entered into in 2006 and terminated in 2011;
●	a distribution agreement covering China entered into with Pioneer Pharma in Jan 2012;
●	a second distribution agreement with Pioneer Pharma covering South East Asia along with a stock purchase agreement;
●	a feasibility and option agreement with Virbac, a global animal health company, expanded to a collaboration in 2013; and
●	various distribution agreement entered into for the distribution of NeutroPhase.

Under the terms of the agreement entered into with Galderma in March 2009, Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. We received an upfront technology access fee from Galderma of $1.0 million in 2009, which was amortized on a straight-line basis into revenue over the initial 20 month period of the contract. In December 2010 we received a $3.25 million continuation fee and $500,000 license fee which were amortized on a straight-line basis into revenue over the additional three year funding term pursuant to the December 2010 amendment to the contract. In 2013, we recognized $945,000 of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $1.2 million in ongoing research and development fees and $393,000 in materials, equipment and contract study costs under the agreement. In 2012, we recognized $1.3 million of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $1.6 million in ongoing research and development fees and $3.5 million in materials, equipment and contract study costs under the agreement. In 2011, we recognized $1.3 million of the upfront technology access fee, continuation fee and license fee under the agreement and we also recognized $1.6 million in ongoing research and development fees and $2.6 million in materials, equipment and contract study costs and $500,000 in milestone payments under the agreement. We are currently planning to initiate a pilot study related to impetigo for which NovaBay is responsible for the funding. Following the completion of this study Galderma will have the option to continue the trials and funding.

In August 2006, we entered into a collaboration and license agreement with Alcon, which was terminated in 2011. The upfront technology access fee of $10.0 million from Alcon was amortized into revenue on a straight-line basis over the four year funding term of the agreement, through August 2010. We recognized no revenue under this agreement during the years ended December 31, 2013 and 2012. In 2011 we recognized a $2.0 million termination payment in addition to $2.8 million in ongoing research and development fees and $246,000 in reimbursements for materials, equipment and contract study costs under the agreement. As a result of the termination of the Alcon agreement, we will recognize no further revenue under this agreement.

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

In September 2012, we entered into two agreements with Pioneer Pharma Co., Ltd. (“Pioneer”): (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes. Pursuant to the terms of the Distribution Agreement, we agreed to grant to Pioneer over a period of 5.5 years the right to distribute Neutrophase, upon MAA Approval from a Regulatory Authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, we received an upfront payment of $250,000 from Pioneer, which was recorded as deferred revenue. Pioneer is also obligated to make certain additional payments to us upon receipt of the MAA Approval. The Distribution Agreement further provides that Pioneer is entitled to a cumulative credit not to exceed $500,000 upon the purchase of Neutrophase product; payable in NovaBay unregistered restricted common stock.

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

In April 2012, we entered into a feasibility and option agreement with Virbac, a global animal health company for the development and potential commercialization of Aganocides for a number of veterinary uses. Under the terms of the agreement, we received an upfront payment of $150,000 and we are entitled to additional support for research and development. In April 2013, the option was exercised and we entered into a collaboration and license agreement with Virbac. Under this new agreement Virbac acquired exclusive worldwide rights to develop our proprietary compound, auriclosene (NVC-422), for global veterinary markets.  We received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. We also expect to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene (NVC-422) for veterinary uses during the 12-month option period. We are recognizing the option exercise fee over its expected performance period of 10 years.

To date, NovaBay has entered into three additional distribution agreements. Under the terms of these agreements NovaBay receives an upfront payments and will receive a additional payment as products ship.

We did not recognize any other significant revenues in 2013, 2012 and 2011.

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

Total research and development expenses increased by 34% to $12.5 million for the year ended December 31, 2013, from $9.3 million for the year ended December 31, 2012. This increase was primarily due to increased clinical activity as we conducted three clinical trials; one in UCBE and two in Ophthalmology.

Total research and development expenses decreased by 6% to $9.3 million for the year ended December 31, 2012, from $9.9 million for the year ended December 31, 2011. This decrease was primarily due to the reduction of costs associated with the termination of Alcon in 2011, partially offset by the increase in costs in our conjunctivitis and UCBE trials.

We expect to incur increasing research and development expenses in 2014 and in subsequent years as we continue to increase our focus on developing product candidates, both independently and in collaboration with our partners. In particular, we expect to incur ongoing clinical, chemistry, and manufacturing expenses related to four healthcare markets in which we are pursuing opportunities: ophthalmology, dermatology, urology and advanced wound care.

General and Administrative

General and administrative expenses were $6.3 million in 2013 compared to $6.0 million in 2011 and $5.4 million in 2010. These increases in 2013 and 2012 reflect an increase in marketing and gearing up for increased clinical trials and support for the distribution of NeutroPhase. We expect general and administrative to increase slightly as we continue to support trials and market our NeutroPhase product in 2014.

Non-Cash Gain (Loss) on Change in Fair Value of Warrants

The non-cash gain (loss) on the change in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants. This balance will fluctuate with market conditions and the price of our stock.

Other Income (Expense), Net

Other income (expense), net was: income of $1,000 for the year ended December 31, 2013; an expense of $155,000 for the year ended December 31, 2012; and an expense of $30,000 for the year ended December 31, 2011. We expect that other income (expense), net will vary based on fluctuations in our cash balances and borrowings under equipment loans and the interest rate paid on such balances and borrowings.

Liquidity and Capital Resources

We have incurred cumulative net losses of $56.4 million since inception through December 31, 2013. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the sales of our stock and funds received under our collaboration agreements. We raised total net proceeds of $11.2 million from sales of our preferred stock in 2002 through 2006. In October 2007, we completed our IPO in which we raised a total of $20.0 million, or approximately $17.1 million in net cash proceeds after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $1.5 million. In August 2009, we completed a registered direct offering and had net proceeds of $1.9 million. In July 2011 we completed a second registered direct offering with gross proceeds of $5.2 million, or approximately $4.6 million in net proceeds after deducting underwriting commissions of $288,000 and other offering costs of $244,000. In December 2012, we completed a public offering with gross proceeds of $7.4 million, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000. In November 2013, we filed an ATM offering with gross proceeds in 2013 of $378,000, or approximately $352,000 in net proceeds. In December 2013, Pioneer purchased five million shares of our stock at $1.14 per share through a stock purchase agreement generating $5.7 million in cash. Additionally, cash received from our collaboration partners have totaled $64.6 million. We believe the capital generated through these sources is sufficient to fund our planned operations for the next twelve months. Our capital requirements going forward will depend on numerous factors including:

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

Cash and Cash Equivalents

As of December 31, 2013, we had cash, cash equivalents, and short-term investments of $13.1 million, compared to $16.9 million and $14.1 million at December 31, 2012 and 2011, respectively.

Cash Used in Operating Activities

For the year ended December 31, 2013, cash used in operating activities was $13.0 million compared to $6.5 million for the year ended December 31, 2012. The increase in 2013 of cash used in operating activities is primarily due to increased clinical activity in 2013 related to our conjunctivitis and UCBE trials.

For the year ended December 31, 2012, cash used in operating activities was $6.5 million compared to $3.1 million for the year ended December 31, 2011. The increase in 2012 of cash used in operating activities is primarily due to increased clinical activity in 2012.

Cash Provided by Investing Activities

For the year ended December 31, 2013, cash provided by investing activities of $1.4 million was attributable to the net effect of purchases of short-term investments and sales and maturities.

For the year ended December 31, 2012, cash provided by investing activities of $1.4 million was attributable to the net effect of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $9.3 million for the year ended December 31, 2013, was primarily attributable to the $5.7 million provided by stock sales to Pioneer Pharma, $375,000 in stock sales to another investor and $2.9 million provided by exercises of warrants and stock options.

Net cash provided by financing activities of $9.5 million for the year ended December 31, 2012, was primarily attributable to the $6.7 million provided by our December 2012 financing and $2.8 million provided by stock sales to Pioneer Pharma.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2013. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013		March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012		March 31, 2012
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Sales revenue	$144	$(1)	$17		$63	$14	$—	$—		$—
Cost of goods sold	81	43	16		22	8	—	—		—
Gross profit	63	(44)	1		41	6	—	—		—
Other revenue:
License, collaboration and distribution revenue	306	1,035	790		914	1,067	3,617	856		1,315
Other revenue	60	65	41		43	33	25	15		5
Total other revenue	366	1,100	831		957	1,100	3,642	871		1,320
Operating expenses:
Research and development	4,006	2,513	2,937		2,925	2,119	2,514	2,378		2,264
Selling, general and administrative	1,210	1,525	2,045		1,560	1,830	1,234	1,368		1,541
Total operating expenses	5,296	4,038	4,982		4,485	3,949	3,748	3,746		3,805
Operating income (loss)	(4,867)	(2,982)	(4,150)		(3,487)	(2,843)	(106)	(2,875)		(2,485)
Non-cash gain (loss)on change in fair value of warrants	727	(866)	104		(520)	637	209	628		(35)
Other income (expense), net	(4)	—	5		—	(160)	(17)	27		(5)
Income (loss) before income taxes	(4,144)	(3,848)	(4,041)		(4,007)	(2,366)	86	(2,220)		(2,525)
Provision for (benefit from) income taxes	7	—	(7)		(2)	16	(6)	(6)		(6)
Net income (loss)	$(4,137)	$(3,848)	$(4,048)		$(4,009)	$(2,350)	$80	$(2,226)		$(2,531)
Net income (loss) per share:
Basic	$(0.10)	$(0.10)	$(0.11)		$(0.11)	$(0.07)	$0.00	$(0.08)		$(0.09)
Diluted	$(0.10)	$(0.10)	$(0.11)		$(0.11)	$(0.07)	$0.00	$(0.08)		$(0.09)
Shares used in computing net income(loss) per share:
Basic	41,200	37,467	37,266	#	36,756	31,671	28,861	28,671	#	28,572
Diluted	41,200	37,467	37,266		36,756	31,671	29,284	28,671		28,572

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of $48.7 million and 50.5 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2015 and 2033. As of December 31, 2013, we also had tax credit carryforwards for federal income tax purposes of $343,000.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

Our contractual cash commitments as of December 31, 2013, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$4,520	$606	$1,267	$1,344	$1,303
	$4,520	$606	$1,267	$1,344	$1,303

Our commitments under the operating leases shown above consist of payments relating to our lease of laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020.

We believe our cash balance at December 31, 2013, is sufficient to fund our projected operating requirements through at least the next twelve months. However, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2013 and 2012, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

To date, we have operated exclusively in the U.S. and have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth below. Our quarterly financial information is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Reports of Independent Registered Public Accounting Firms	40
Consolidated Balance Sheets as of December 31, 2013 and 2012	42
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011 and for the cumulative period from July 1, 2002 (inception) to December 31, 2013	43
Consolidated Statements of Stockholders’ Equity for the cumulative period from July 1, 2002 (inception) to December 31, 2013	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 and for the cumulative period from July 1, 2002 (inception) to December 31, 2013	49
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and for the period from July 1, 2002 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period from July 1, 2002 (date of inception) to December 31, 2009 were audited by other auditors. Our report, insofar as it relates to the amounts included for the period from July 1, 2002 to December 31, 2009, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaBay Pharmaceuticals, Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and for the period from July 1, 2002 (date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ OUM & CO. LLP

San Francisco, California

March 4, 2014

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

March 26, 2010

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$10,500	$12,735
Short-term investments	2,553	4,135
Accounts receivable	784	943
Inventory	231	23
Prepaid expenses and other current assets	723	445
Total current assets	14,791	18,281
Property and equipment, net	718	891
Other assets	141	63
TOTAL ASSETS	$15,650	$19,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,674	$455
Accrued liabilities	1,616	1,497
Deferred revenue	337	1,221
Total current liabilities	3,627	3,173
Deferred revenue - non-current	1,534	671
Deferred rent	136	60
Warrant liability	1,837	1,282
Total liabilities	7,134	5,186

Commitments and contingencies (Note 7)

Stockholders' Equity:

Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value; 65,000 shares authorized;44,624 and 36,915 shares issued and outstanding at December 31, 2013 and 2012, respectively	446	369

Additional paid-in capital	64,438	54,004
Accumulated other comprehensive loss	(15)	(13)
Accumulated deficit during development stage	(56,353)	(40,311)
Total stockholders' equity	8,516	14,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,650	$19,235

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2013	2012	2011	2013
Sales:
Sales revenue	$223	$14	$—	$237
Cost of goods sold	162	8	—	170
Gross profit	61	6	—	67

Other revenue:
License, collaboration and distribution revenue	3,045	6,855	10,993	60,499
Other revenues	209	78	26	313
Total other revenue	3,254	6,933	11,019	60,812

Operating expenses:
Research and development	12,461	9,275	9,911	72,607
Selling, general and administrative	6,340	5,973	5,429	45,967
Total operating expenses	18,801	15,248	15,340	118,574
Operating loss	(15,486)	(8,309)	(4,321)	(57,695)

Non-cash gain (loss) on change in fair value of warrants	(555)	1,439	(732)	152
Other income (expense), net	1	(155)	(30)	1,267

Loss before provision for income taxes	(16,040)	(7,025)	(5,083)	(56,276)
Provision for income taxes	(2)	(2)	(2)	(77)
Net loss	(16,042)	(7,027)	(5,085)	(56,353)

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	(2)	31	(30)	(15)
Total comprehensive loss	$(16,044)	$(6,996)	$(5,115)	$(56,368)

Net loss per share:
Basic and diluted	$(0.42)	$(0.24)	$(0.20)
Shares used in per share calculations:
Basic and diluted	38,183	29,448	25,773

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Loss	Stage	Equity
Balance at July 1, 2002	—	$—	—	$—	$—	$—	$—	$—
Cumulative net loss for the period from July 1, 2002 through December 31, 2008	—	—	—	—	—	—	(23,891)	(23,891)
Issuance of preferred stock and common stock	19,227	192	3,927	39	12,489	—	—	12,720
Conversion of preferred stock to common stock in connection with IPO	(19,227)	(192)	9,614	96	96	—	—	—
Issuance of stock and warrants in connection with IPO, net of offering costs	—	—	6,225	62	18,959	—	—	19,021
Issuance of stock for preferred stock offering costs	—	—	563	6	271	—	—	277
Issuance of stock for director compensation	—	—	57	1	152	—	—	153
Issuance of stock for option exercises	—	—	715	7	374	—	—	381
Issuance of stock for services	—	—	106	1	202	—	—	203
Issuance of stock for warrant exercises	—	—	1,608	16	1,434	—	—	1,450
Sale of stock warrants	—	—	—	—	10	—	—	10
Compensation expense for warrants issued for services	—	—	—	—	155	—	—	155
Stock-based compensation expense related to employee and director stock options	—	—	130	1	2,352	—	—	2,353
Stock-based compensation expense related to non-employee stock options	—	—	309	4	504	—	—	508
Tax benefit from stock plans	—	—	—	—	5	—	—	5
Balance at December 31, 2009	—	—	23,254	233	37,003	—	(23,891)	13,345

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	In Capital	Loss	Stage	Equity
Balance at December 31, 2009	23,254	233	37,003	—	(23,891)	13,345
Net loss	—	—	—	—	(4,308)	(4,308)
Change in unrealized losses on investments	—	—	—	(14)		(14)
Costs related to shelf offering	—	—	(2)	—	—	(2)
Compensation expensefor warrants issued for services	—	—	7	—	—	7
Issuance of stock for option exercises	105	1	80	—	—	81
Stock-based compensation expense related to employee and director stock options	—	—	1,129	—	—	1,129
Stock-based compensation expense related to non-employee stock and stock options	33	—	263	—	—	263
Other	—	—	(11)	—	—	(11)
Balance at December 31, 2010	23,392	234	38,469	(14)	(28,199)	10,490

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	In Capital	Loss	Stage	Equity
Balance at December 31, 2010	23,392	234	38,469	(14)	(28,199)	10,490
Net loss	—	—	—	—	(5,085)	(5,085)
Change in unrealized gains (losses) on investments	—	—	—	(30)	—	(30)
Issuance of common stock in connection with shelf offering, net of offering costs	4,651	47	4,586	—	—	4,633
Issuance of warrants in connection with shelf offering recorded as a warrant liability	—	—	(1,988)	—	—	(1,988)
Issuance of stock for option exercises	319	3	100	—	—	103
Issuance of stock for services	43	—	74	—	—	74

Issuance of restricted stock awards for employee services	182	2	(2)	—	—	—
Stock-based compensation expense related to employee and director stock options	—	—	1,110	—	—	1,110
Stock-based compensation expense related to non-employee stock options	—	—	37	—	—	37
Balance at December 31, 2011	28,587	$286	$42,386	$(44)	$(33,284)	$9,344

 The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	In Capital	Loss	Stage	Equity
Balance at December 31, 2011	28,587	$286	$42,386	$(44)	$(33,284)	$9,344
Net loss	—	—	—	—	(7,027)	(7,027)
Change in unrealized gains (losses) on investments	—	—	—	31	—	31
Issuance of common stock and warrants in connection with shelf offering, net of offering costs	5,900	59	6,597	—	—	6,656
Issuance of stock and warrants in connection with international distribution agreement	2,000	20	3,080	—	—	3,100
Conversion of liablity to equity	43	1	49	—	—	50
Issuance of stock for option exercises	234	2	55	—	—	57
Issuance of stock for warrant exercises	22	—	30	—	—	30
Issuance of stock for services	28	—	—	—	—	—
Employee bonus paid in common stock	—	—	230	—	—	230

Issuance of restricted stock awards for employee services	17	—	—	—	—	—
Stock-based compensation expense related to warrants	—	—	38	—	—	38
Stock-based compensation expense related to employee and director stock options	—	—	1,297	—	—	1,297
Stock-based compensation expense related to non-employee stock options	84	1	242	—	—	243
Balance at December 31, 2012	36,915	$369	$54,004	$(13)	$(40,311)	$14,049

 The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	In Capital	Loss	Stage	Equity
Balance at December 31, 2012	36,915	$369	$54,004	$(13)	$(40,311)	$14,049
Net loss	—	—	—	—	(16,042)	(16,042)
Change in unrealized gains (losses) on investments	—	—	—	(2)	—	(2)
Issuance of common stock in connection with shelf offering, net of offering costs	289	3	349	—	—	352
Issuance of stock to Pioneer	5,000	50	5,650	—	—	5,700
Issuance of stock to Feichter	300	3	372	—	—	375
Credits on sales of NeutroPhase	6	—	7	—	—	7
Issuance of stock for option exercises	266	3	123	—	—	126
Issuance of stock for warrant exercises	1,812	18	2,700	—	—	2,718
Issuance of stock to consultants for services	36	—	49	—	—	49
Stock-based compensation expense related to warrants			166	—	—	166
Stock-based compensation expense related to employee and director stock options	—	—	921	—	—	921
Stock-based compensation expense related to non-employee stock options	—	—	97	—	—	97
Balance at December 31, 2013	44,624	$446	$64,438	$(15)	$(56,353)	$8,516

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2013	2012	2011	2013

Cash flows from operating activities:
Net loss	$(16,042)	$(7,027)	$(5,085)	$(56,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314	341	425	2,584
Accretion and amortization of short-term investments	—	—	—	(252)
Net realized loss on sales of short-term investments	21	91	25	137
Loss on disposal of property and equipment	—	180	12	313
Stock-based compensation expense for options and stock issued to employees and directors	921	1,297	1,110	6,962
Compensation expense for warrants issued for services	166	38	—	366
Stock-based compensation expense for options, warrants and stock issued to non-employees	97	243	111	1,339
Non-cash (gain) loss on change in fair value of warrants	555	(1,439)	732	(152)
Taxes paid by LLC	—	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	159	(940)	497	(784)
Purchase of inventory	(208)	(23)	—	(231)
(Increase) decrease in prepaid expenses and other assets	(345)	54	125	(666)
Increase in accounts payable and accrued liabilities	1,414	665	345	3,632
Increase (decrease) in deferred revenue	(21)	(8)	(1,439)	2,220
Net cash used in operating activities	(12,969)	(6,528)	(3,142)	(40,884)

Cash flows from investing activities:
Purchases of property and equipment	(141)	(148)	(119)	(3,502)
Proceeds from disposal of property and equipment	—	6	—	52
Purchases of short-term investments	(4,330)	(4,872)	(7,581)	(117,748)
Proceeds from maturities and sales of short-term investments	5,878	6,377	3,035	115,227
Cash acquired in purchase of LLC	—	—	—	516
Net cash provided by (used in) investing activities	1,407	1,363	(4,665)	(5,455)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	—	11,160
Proceeds from common stock issuances, net	6,075	2,800	—	8,892
Proceeds from exercise of options and warrants	2,900	87	103	5,006
Initial public offering costs, net	—	—	—	17,077
Proceeds from shelf offering, net	352	6,656	4,633	13,583
Proceeds from stock subscription receivable	—	—	—	873
Proceeds from issuance of notes	—	—	—	405
Principal payments on capital lease	—	—	—	(157)
Proceeds from short-term borrowing	—	—	88	88
Principal payments on short-term borrowing	—	(71)	(17)	(88)
Proceeds from borrowings under equipment loan	—	—	—	1,216
Principal payments on equipment loan	—	—	(106)	(1,216)
Net cash provided by financing activities	9,327	9,472	4,701	56,839

Net increase (decrease) in cash and cash equivalents	(2,235)	4,307	(3,106)	10,500
Cash and cash equivalents, beginning of period	12,735	8,428	11,534	—
Cash and cash equivalents, end of period	$10,500	$12,735	$8,428	$10,500

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

	Year Ended December 31,			Cumulative Period from July 1, 2002 (inception) to December 31,
	2013	2012	2011	2013
Supplemental disclosure of non cash information
Interest paid	$3	$18	$18	$294
Income taxes paid	$2	$2	$23	$98

Non-cash financing and investing activities
Property and equipment acquired under capital lease obligations	$—	$—	$—	$219
Issuance of stock options and warrants for stock option costs	$—	$—	$—	$1,887

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. is a clinical-stage biotechnology company focused on addressing the large unmet therapeutic needs of the global anti-infective market.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines for Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2013, we continued to conduct clinical trials and had not commenced our planned principal operations.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DermaBay, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of December 31, 2013, cash and cash equivalents were held in financial institutions in the U.S. and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Major Partners

Financial instruments which potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

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

During the year ended December 31, 2013, revenues were derived from two collaboration partners, two distribution partners, sales of NeutroPhase products and service revenues. During the year ended December 31, 2012, revenues were derived from two collaboration partners, two distribution partners and service revenues. During the year ended December 31, 2011 revenues were derived from two collaboration partners and service revenues.

As of December 31, 2013, 98% of accounts receivable was derived from one collaboration and one distribution partner. As of December 31, 2012, 96% of accounts receivable was derived from one collaboration and two distribution partners.

Fair Value of Financial Assets and Liabilities

Financial instruments, including accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts because the obligations bear market rates of interest.

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

Product Sales—The Company sells NeutroPhase, CelleRx and i-Lid Cleanser through a limited number of distributors. We generally record product sales upon shipment to distributors at which time title and risk of loss pass to the distributors.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, cost of samples and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. We did not record an allowance for excess inventory as of December 31, 2013.

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

Common Stock Warrant Liabilities

For warrants where there is a deemed possibility that the Company may have to settle the warrants in cash, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statements of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of the Company.

Net Income (Loss) per Share

The Company computes net income (loss) per share by presenting both basic and diluted earnings (loss) per share (EPS).

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During 2013, 2012 and 2011, there is no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the reconciliation between basic EPS and diluted EPS:

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011

Net loss	$(16,042)	$(7,027)	$(5,085)

Basic shares	38,183	29,448	25,773
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—
Diluted shares	38,183	29,448	25,773

Basic EPS	$(0.42)	$(0.24)	$(0.20)
Diluted EPS	$(0.42)	$(0.24)	$(0.20)

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Stock options	7,164	6,222	5,299
Stock warrants	4,765	11,190	4,863

Recent Accounting Pronouncements

We do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations.

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 2013 and 2012, consisted of the following:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$518	$—	$(14)	$504
Certificates of deposit	2,050	—	(1)	2,049
	$2,569	$—	$(16)	$2,553

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$514	$—	$(9)	$505
Municipal Bonds	305	—	(2)	303
Certificates of deposit	3,329	—	(2)	3,327
	$4,148	$—	$(13)	$4,135

All short-term investments at December 31, 2013 and 2012, mature in less than one year. During the years ended December 31, 2013, 2012 and 2011, we recognized a net realized losses of $ 21,000, $91,000, and $25,000, respectively, included in other income (expense) on the statements of operations and comprehensive loss.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$10,500	$10,500	$—	$—
Short-term investments:
Corporate bonds	504	—	504	—
Certificates of deposit	2,049	—	2,049	—
Total short-term investments	2,553	—	2,553	—
Total assets	$13,053	$10,500	$2,553	$—

Liabilities
Warrant liability	$1,837	$—	$—	$1,837
Total liabilities	$1,837	$—	$—	$1,837

For the year ended December 31, 2013, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on a change in the fair value of $555,000 in its consolidated statements of operations and comprehensive loss.  See Note 8 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2011	2,721
Decrease in fair value at December 31, 2012	(1,439)
Total warrant liability at December 31, 2012	1,282
Incerase in fair value at December 31, 2013	555
Total warrant liability at December 31, 2013	$1,837

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Office and laboratory equipment	$2,101	$1,988
Furniture and fixtures	83	63
Software	11	11
Leasehold improvement	171	164
Total property and equipment, at cost	2,366	2,226
Less: accumulated depreciation	(1,648)	(1,335)
Total property and equipment, net	$718	$891

 Depreciation expense was $314,000, $341,000 and $425,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and $2.6 million for the cumulative period from July 1, 2002 (inception) to December 31, 2013.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Research and development	$550	$441
Employee payroll and benefits	780	807
Professional fees	69	95
Other	217	154
Total accrued liabilities	$1,616	$1,497

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under an operating lease, which expires on October 31, 2020. Rent expense was $966,000, $804,000, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The future minimum lease payments under this non-cancellable operating lease were as follows as of December 31, 2013:

(in thousands)	Lease Commitment
Year ending December 31:
2014	$606
2015	624
2016	643
2017	662
2018	682
thereafter	1,303
Total lease commitment	$4,520

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis, and records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2013 and 2012, the Company had $136,000 and $60,000 of deferred rent, respectively.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2013, that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	December 31,
Assumption	2013	2012
Expected price volatility	80%	55%
Expected term (in years)	2.51	3.51
Risk-free interest rate	0.59%	0.45%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.53	$0.37

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2013, there were no shares of preferred stock outstanding.

Common Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue 65,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2013.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 14, 2013, the Company entered into an At-The-Market Offering Agreement (“ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”), as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $5.0 million from time to time.  For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378,000, or approximately $352,000 in net proceeds after deducting offering costs and commissions of $26,000. Under the terms of the ATM Agreement, the Company pays to Ascendiant 3% of the gross proceeds of any sales made under the prospectus supplement.

On December 2, 2013 the Company entered into a stock purchase agreement with Pioneer to purchased five million shares of NovaBay stock at $1.14 per share, resulting in a cash payment to NovaBay of $5.7 million.

Stock Warrants

At December 31, 2013, there were outstanding warrants to purchase 1,225,000 shares of common stock with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were exercisable at December 31, 2012.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were exercisable at December 31, 2013. During 2012, 22,500 of these warrants were exercised and the company received $30,000 in cash for the warrants. See Note 8 for further details on these warrants.

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

 In September 2012 and October 2012, warrants to purchase 800,000 and 1,200,000 shares, respectively, were issued to Pioneer Pharma Co., Ltd as part of a unit purchase agreement that was accounted for along with an expanded distribution agreement. These warrants were issued with an exercise price of $1.50 per share, are immediately exercisable, and expire on August 31, 2013. The warrants were valued at approximately $360,000 and $330,000, respectively, using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 79% and 71%, respectively, (2) a risk-free interest rate of 0.17% and 0.17%, respectively and (3) an expected life of 0.96 and 0.83 years, respectively. Due to the combined accounting of this agreement along with the expanded distribution agreement, the Company accounted for the fair value of the common stock and warrants as equity. In May 2013 the terms of these warrants were modified to extend the expiration date to November 29, 2013 and in exchange for this extension Pioneer agreed to exercise the warrant. As a result of this change NovaBay booked an additional expense related to these warrants of $163,000 during the year ended December 31, 2013. In November, 2013 these warrants were cancelled and replaced with a stock purchase agreement.

In October 2012, warrants to purchase 15,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012 and December 30, 2012, and they all expired on September 30, 2014. The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized the full $4,000 in expense during the year ended December 31, 2012, related to these warrants.

On December 6, 2012, 4,425,000 warrants were issued in connection with our July public offering. These warrants were issued with an exercise price of $1.50 and expire on December 6, 2013. During the year ended December 31, 2013, 1,811,800 of these warrants were exercised and the Company received $2.7 million in cash upon exercise of the warrants. The remainder of these warrants expired prior to December 31, 2013.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s warrants outstanding at December 31, 2013, 2012 and 2011, and activity during the three years then ended.

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,863	$1.77
Warrants granted	6,500	$1.52
Warrants expired	(150)	$4.00
Warrants exercised	(23)	$1.33
Outstanding at December 31, 2012	11,190	$1.59
Warrants granted	20	$1.63
Warrants expired	(4,633)	$1.50
Warrants exercised	(1,812)	$1.50
Outstanding at December 31, 2013	$4,765	$1.72

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

For the years from 2009 to 2012, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 1,000,000, 935,665, and 930,177 shares of common stock were authorized for issuance under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 1,000,000 share cap and the 2007 Plan increases annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 1,478,924 shares of common stock were authorized for issuance under the 2007 Plan in January 2013. As of December 31, 2013, there were 39,163 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Summary

The following table summarizes information about the Company’s stock options outstanding at December 31, 2013, 2012 and 2011, and activity during the three years then ended:

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,968	$1.78
Options granted	1,357	$0.91
Options exercised	(319)	$0.32
Options forfeited/cancelled	(707)	$2.04
Outstanding at December 31, 2011	5,299	$1.62
Options granted	1,232	$1.22
Options exercised	(234)	$0.25
Restricted stock units vested	(28)	$—
Options forfeited/cancelled	(47)	$1.64
Outstanding at December 31, 2012	6,222	$1.62
Options granted	1,777	$1.39
Options exercised	(262)	$0.44
Restricted stock units vested	(249)	$—
Options forfeited/cancelled	(324)	$1.70
Outstanding at December 31, 2013	7,164	$1.66	6.6	$422

Vested and expected to vest at December 31, 2013	6,910	$1.67	6.5	$385

Vested at December 31, 2013	5,028	$1.78	5.6	$237

Exercisable at December 31, 2013	5,028	$1.78	5.6	$237

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Mkt as of December 31, 2013, for options that have a quoted market price in excess of the exercise price (“in-the-money options”). The Company received cash payments for the exercise of stock options in the amount of $ 114,000, $57,000 and $103,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of stock option awards exercised was $ 261,000, $271,000, and $317,000 for the years ended December 31, 2013, 2012 and 2011, respectively, as determined at the date of option exercise.

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2013	2012	2011
Expected price volatility	80.15%	93.90%	90.60%
Expected term (in years)	5.1	4.6	5.6
Risk-free interest rate	1.13%	0.70%	1.28%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.92	$0.91	$0.85

 Expected Price Volatility—This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The computation of expected volatility was based on the historical volatility of our own stock and comparable companies from a representative peer group selected based on industry and market capitalization data.

Expected Term—This is the period of time over which the options granted are expected to remain outstanding. The expected life assumption is based on the Company’s historical data.

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

For the years ended December 31, 2013, 2012 and 2011, we recognized stock-based compensation expense of $921,000, $1.3 million and $1.1 million, respectively, for option awards to employees and directors. As of December 31, 2013, total unrecognized compensation cost related to unvested stock options to employees and directors was $1.5 million. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 2.9 years.

Stock-Based Awards to Non-Employees

During the years ended December 31, 2013, 2012 and 2011, the Company granted options to purchase an aggregate of 184,000, 98,000, and 55,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2013	2012	2011
Expected price volatility	78.89%	88.52%	90.39%
Expected term (in years)	8.5	9.1	7.1
Risk-free interest rate	2.75%	1.53%	1.83%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.95	$1.06	$1.37

In addition the Company granted restricted stock to non-employees totaling 43,000, 154,000 and 43,000 shares of common stock in the years ended December 31, 2013, 2012 and 2011, respectively, in exchange for advisory and consulting services.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation expense of $97,000, $243,000 and $111,000, respectively, related to non-employee options and restricted stock grants. As of December 31, 2013, total unrecognized compensation cost related to unvested stock options to non employees was $35,000. This amount is expected to be recognized as stock-based compensation expense in our statements of operations over the remaining weighted average vesting period of 1.3 years.

Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Research and development	$381	$450	$352
General and administrative	637	1,090	869
Total stock-based compensation expense	$1,018	$1,540	$1,221

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 11. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care. The Company amended this agreement in December 2009 and again in December 2010. Based on the Impetigo Phase 2a clinical trial results, in December 2010, NovaBay and Galderma S.A., agreed to expand their partnership to focus on the development of NovaBay’s Aganocide compound auriclosene (NVC-422) for the topical treatment of impetigo. This expansion was intended to provide NovaBay with the additional funding and resources required for the clinical development of its auriclosene (NVC-422) topical gel formulation for impetigo and other topical infections. In November 2013, the Company announced that the auriclosene Phase 2b clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study. The Company will be responsible the planning, execution and the cost of the upcoming study, which is expect to be approximately $1 to $2 million. Based on the results of this study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the exception of the pilot study expected to be initiated in 2014 for impetigo, for which NovaBay will be responsible for all costs, Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan.  In Japan, Galderma has the option to request that the Company share such development costs.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

Galderma will pay to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase. The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009 and a $3.25 million continuation fee and a $500,000 fee to expand the license to include the Asia-Pacific Territory in December 2010. These fees were recorded as deferred revenues and recognized as earned on a straight-line basis over the Company’s expected performance period. The initial upfront technology access fee was recognized over the initial 20 month funding term of the agreement through October 2010, and the continuation and license fees were recognized over the additional three year funding term of the agreement through November 2013.

Revenue has been recognized under the Galderma agreement as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Amortization of upfront technology access fee, continuation fee and license fee	$945	$1,259	$1,259
On-going Research and Development	1,228	1,604	1,551
Materials, Equipment, and Contract Study Costs	393	3,485	2,609
Milestone payments	—	—	500
	$2,566	$6,348	$5,919

The Company had deferred revenue balances of $1,000, $957,000 and $2.2 million and respectively, at December 31, 2013, 2012 and 2011, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development. As of December 31, 2013, the Company has earned $4.25 million in milestone payments. As of December 31, 2013, the Company has not earned or received any royalty payments under the Galderma agreement.

Virbac

In April 2012, the Company entered into a feasibility and option agreement with Virbac, a global animal health company for the development and potential commercialization of Aganocides for a number of veterinary uses. Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development. The company will conduct veterinary studies using NovaBay’s Aganocide compounds to assess feasibility for treating several veterinary indications.

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac. Under this new agreement Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene (NVC-422) for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized under the agreement as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Amortization of upfront technology access fee, continuation fee and license fee	$42	$113	$—
On-going Research and Development	87	262	—
Materials, Equipment, and Contract Study Costs	8	42	—
	$137	$417	$—

The Company had deferred revenue balances of $246,000, $125,000 and $0, respectively, at December 31, 2013, 2012 and 2011, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

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

In September 2012, the Company entered into two agreements with Pioneer Pharma Co., Ltd. (“Pioneer”): (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

Pursuant to the terms of the Distribution Agreement, Pioneer has the right to distribute NeutroPhase, upon MAA Approval from a Regulatory Authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, we received an upfront payment, which was recorded as deferred revenue. Pioneer is also obligated to make certain additional payments to us upon receipt of the MAA Approval. The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase product; payable in NovaBay unregistered restricted common stock.

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

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, CelleRx™ and i-Lid™ Cleanser, developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

In addition to the Pioneer Pharma agreements, the Company has entered into three other smaller agreements and continues to seek additional distribution agreements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized under these agreements as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Amortization of upfront technology access fee	$62	$46	$—
On-going Research and Development	148	44	—
	$210	$90	$—

The Company had deferred revenue balances of $1.6 million, $810,000, and $0, respectively, at December 31, 2013, 2012 and 2011, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

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

Revenue has been recognized as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
On-going Research and Development	—	—	2,828
Materials, Equipment, and Contract Study Costs	—	—	246
Termination payment	—	—	2,000
	$—	$—	$5,074

At December 31, 2013, 2012 and 2011, we had no deferred revenue balances related to the Alcon agreement.

NOTE 12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2013.

NOTE 13. SEGMENT INFORMATION

Beginning in 2012, the Company began reporting financial data for four reportable segments, coinciding with our four business units: dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of our business around the dermatology arena including the collaboration with Galderma and our impetigo clinical trial. The ophthalmology segment includes our clinical trial on ophthalmology which we are conducting on our own at the time. This segment also includes our i-case product which is currently in development phases. The urology segment covers our UCBE trials. The wound care segment encompasses the business around our NeutroPhase product, which went on the market in December 2012. Our remaining activities are immaterial and are shown as an aggregate.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
(in thousands)	2013	2012

Revenues:
Dermatology	$2,697	$6,348
Ophthalmology	—	—
Urology	—	—
Wound Care	433	104
Other	347	495
	$3,477	$6,947

Segment net income (loss):
Dermatology	$(264)	$3,908
Ophthalmology	(6,199)	(3,426)
Urology	(2,933)	(3,498)
Wound Care	(4,853)	(3,162)
Other	(1,237)	(2,131)
	$(15,486)	$(8,309)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Year Ended December 31,
(in thousands)	2013	2012

Segment net income (loss)	$(15,486)	$(8,309)
Non-cash gain on change in fair value of warrants of warrants	(555)	1,439
Other income (expense), net	1	(155)
Provision for income taxes	(2)	(2)
Net loss	$(16,042)	$(7,027)

NOTE 14. INCOME TAXES

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2013	2012	2011
Current
Federal	$—	$—	$—
State	2	2	2
Other	—	—	—
Total current tax expense	2	2	2

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$2	$2	$2

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

	December 31
(in thousands)	2013	2012
Deferred tax assets:
Net operating losses	$19,053	$13,099
Accruals	96	85
Deferred revenue	117	381
Stock options	1,097	1,009
Other deferred tax assets	412	197
Total deferred tax assets	20,775	14,771

Deferred tax liabilities:
Property and equipment	(159)	(251)
Total deferred tax liabilities	(159)	(251)

Valuation allowance	(20,616)	(14,520)
Net deferred taxes	$—	$—

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

The valuation allowance increased by the following amounts (in thousands):

2013	2012	2011
$6,096	$3,018	$1,445

In accordance with ASC 718 Compensation – Stock Compensation, the Company has excluded from deferred tax assets benefits attributable to employee stock option exercises. Therefore, these amounts are not included in gross or net deferred tax assets. The benefit of these net operating loss carryforwards, totaling $1.1 million at December 31, 2013, will only be recorded to equity when they reduce cash taxes payable.

Net operating loss and tax credit carryforwards as of December 31, 2013, are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$48,690	2024	-	2033
Net operating losses, state	$50,465	2019	-	2033
Tax credits, federal	$343	2033

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2013	2012	2011

Income tax provision (benefit) at federal statutory rate	$(5,425)	$(2,389)	$(1,728)
State tax	(836)	(443)	(232)
ISO-related expense for GAAP	178	194	230
Change in valuation allowance	6,095	3,020	1,445
Revaluation of warrant liability	189	(489)	249
Tax credits	(285)	(58)	—
Other	86	167	38
Total	$2	$2	$2

Uncertain Income Tax Positions

The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31,
(in thousands)	2013	2012
Unrecognized benefit - beginning of period	$770	$475

Gross increases - current period tax positions	96	—
Gross decreases - prior period tax positions	—	(273)
Gross increases - prior period tax positions	—	568
Unrecognized benefit - end of period	$866	$770

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2014.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Our management utilized the criteria set forth in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Compensation and Other Information” appearing in the definitive Proxy Statement to be delivered to NovaBay’s stockholders in connection with the solicitation of proxies for NovaBay’s 2013 Annual Meeting of Stockholders (the Proxy Statement).  The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts, risk management and procedures for Board nominations, is incorporated herein by reference from the information under the caption, “Proposal One: Election of Directors” and “Corporate Governance” appearing in the Proxy Statement.

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

Date: March 5, 2014	NOVABAY PHARMACEUTICALS, INC.
	By:	/S/ RAMIN NAJAFI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAMIN NAJAFI	Chairman of the Board and Chief Executive	March 5, 2014
Ramin (Ron) Najafi	Officer (principal executive officer)

/S/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal	March 5, 2014
Thomas J. Paulson	financial and accounting officer)

/S/ CHARLES J. CASHION	Director	March 5, 2014
Charles J. Cashion

/S/ ANTHONY DAILLEY	Director	March 5, 2014
Anthony Dailley, DDS

/S/ PAUL FREIMAN	Director	March 5, 2014
Paul E. Freiman

/S/ ALEX MCPHERSON	Director	March 5, 2014
Alex McPherson, MD, Ph.D

/S/ ROBERT R. TUFTS	Director	March 5, 2014
Robert R. Tufts

/S/ TONY WICKS	Director	March 5, 2014
Tony Wicks

/S/ GAIL MADERIS	Director	March 5, 2014
Gail Maderis

/S/ MARK M. SIECZKAREK	Director	March 5, 2014
Mark M. Sieczkarek

/S/ MASSIMO RADAELLI	Director	March 5, 2014
Massimo Radaelli, Ph.D

EXHIBIT INDEX

Exhibit No.	Description

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

10.4+

NovaBay Pharmaceuticals, Inc. Executive Officer Cash Bonus Structure. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 10-K as filed with the SEC on March 27, 2012 (SEC File No. 001-33678)).

10.5*	Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended.

10.6

Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended (Incorporated by reference to Exhibit 10.20 from the Company’s annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008 (SEC File No. 001-33678).).

10.7

Sixth Amendment to Lease between Emery Station Office II, LLC and Novacal Pharmaceuticals, Inc., effective September 1, 2008.  (Incorporated by reference to Exhibit 10.1 from the Company’s quarterly report on Form 10-Q/A for the quarter ended September 30, 2008 as filed with the SEC on November 14, 2008 (SEC File No. 001-33678)).

10.8

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

10.10+	Director Compensation Plan (As amended on January 16, 2014).

10.11	Reserved

10.12*	Master Security Agreement dated April 23, 2007 by and between the Company and General Electric Capital Corporation.

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

10.17	Reserved

10.18	Reserved

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

10.22	Reserved

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

10.25†

Unit Purchase Agreement entered into by and between the Company and Pioneer Pharma (Singapore) Pte. Ltd. dated September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2012, SEC File No. 001-33678)

10.26

Warrant Amendment Agreement, dated May 9, 2013, by and among NovaBay Pharmaceuticals, Inc., and Pioneer Pharma (Singapore) Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 1, 2013, SEC File No. 001-33678).

10.27

Long Term Strategic Bonus for Executives (incorporated by reference to the description in Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013, SEC File No. 001-33678).

10.28

At-The-Market Offering Agreement, dated November 13, 2013, between NovaBay Pharmaceuticals, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2013, SEC File No. 001-33678).

10.29

On November 25, 2013, NovaBay Pharmaceuticals, Inc. entered into a Common Stock Purchase Agreement, dated November 25, 2013, between NovaBay Pharmaceuticals, Inc. and Pioneer Pharma (Singapore) Pte. Ltd

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