Form 10-K/A
period 2013-12-31
NovaBay Pharmaceuticals, Inc.
filed 2014-03-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2014 (the “Form 10-K”), solely to re-file Exhibit 23.2 to the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 6, 2014) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014	NOVABAY PHARMACEUTICALS, INC.
	By:	/s/ RAMIN NAJAFI
Ramin (Ron) Najafi
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

23.2	Consent of Davidson & Company, LLP.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4