Form 10-Q
period 2014-03-31
NovaBay Pharmaceuticals, Inc.
filed 2014-05-01
CIK 1389545

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 28, 2014, there were 50,756,954 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		March 31, 2014 and December 31, 2013

	2.	Consolidated Statements of Operations and Comprehensive Loss:	4
		Three months ended March 31, 2014 and 2013, and for the cumulative period from July 1, 2002 (inception) to March 31, 2014

	3.	Consolidated Statements of Cash Flows:	5
		Three months ended March 31, 2014 and 2013, and for the cumulative period from July 1, 2002 (inception) to March 31, 2014

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.		Controls and Procedures	25

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	25

Item 6.		Exhibits	41

SIGNATURES			42

EXHIBIT INDEX			43

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

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

 CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$10,316	$10,500
Short-term investments	4,858	2,553
Accounts receivable	260	784
Inventory	155	231
Prepaid expenses and other current assets	794	723
Total current assets	16,383	14,791
Property and equipment, net	658	718
Other assets	144	141
TOTAL ASSETS	$17,185	$15,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$487	$1,674
Accrued liabilities	1,595	1,616
Deferred revenue	200	337
Total current liabilities	2,282	3,627
Deferred revenues - non-current	1,605	1,534
Deferred rent	145	136
Warrant liability	1,317	1,837
Total liabilities	5,349	7,134

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 65,000 shares authorized at March 31, 2014 and December 31, 2013; 50,705 and 44,624 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	507	446

Additional paid-in capital	71,260	64,438
Accumulated other comprehensive loss	(13)	(15)
Accumulated deficit during development stage	(59,918)	(56,353)
Total stockholders' equity	11,836	8,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,185	$15,650

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2014	2013	March 31, 2014
Sales:
Product revenue	$188	$63	$425
Cost of goods sold	130	22	300
Gross profit	58	41	125

Other revenue:
License, collaboration and distribution revenue	38	914	60,537
Other revenues	62	43	375
Total other revenue	100	957	60,912

Operating expenses:
Research and development	2,528	2,925	75,135
General and administrative	1,708	1,560	47,675
Total operating expenses	4,236	4,485	122,810
Operating loss	(4,078)	(3,487)	(61,773)

Non-cash gain (loss) on changes in fair value of warrants	520	(520)	672
Other income (expense), net	(7)	—	1,260

Loss before provision for income taxes	(3,565)	(4,007)	(59,841)
Provision for income taxes	—	(2)	(77)
Net loss	(3,565)	(4,009)	(59,918)

Change in unrealized gains (losses) on available-for-sale securities	2	2	(13)
Comprehensive loss	$(3,563)	$(4,007)	$(59,931)

Net loss per share:
Basic and diluted	$(0.08)	$(0.11)
Shares used in per share calculations:
Basic and diluted	45,338	36,756

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(3,565)	$(4,009)	$(59,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	81	2,654
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	9	9	146
Loss on disposal of property and equipment	2	—	315
Stock-based compensation expense for options and stock issued to employees and directors	245	215	7,207
Compensation expense for warrants issued for services	—	3	366
Stock-based compensation expense for options, warrants and stock issued to non-employees	32	47	1,371
Non-cash loss (gain) on changes in fair value of warrants	(520)	520	(672)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	524	27	(260)
(Increase) decrease in inventory	76	(38)	(155)
(Increase) decrease in prepaid expenses and other assets	(71)	80	(737)
Increase (decrease) in accounts payable and accrued liabilities	(1,152)	(222)	2,480
Increase (decrease) in deferred revenue	(66)	(405)	2,154
Net cash used in operating activities	(4,416)	(3,692)	(45,300)

Cash flows from investing activities:
Purchases of property and equipment	(12)	(9)	(3,514)
Proceeds from disposal of property and equipment	—	—	52
Purchases of short-term investments	(3,512)	(2,127)	(121,260)
Proceeds from maturities and sales of short-term investments	1,200	1,450	116,427
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(2,324)	(686)	(7,779)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	40	15	8,932
Proceeds from exercise of options and warrants	5	15	5,011
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	6,511	—	20,094
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	—	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	—	(1,216)
Net cash provided by financing activities	6,556	30	63,395
Net increase (decrease) in cash and cash equivalents	(184)	(4,348)	10,316
Cash and cash equivalents, beginning of period	10,500	12,735	—
Cash and cash equivalents, end of period	$10,316	$8,387	$10,316

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“we,” “NovaBay” or the “Company”) is a clinical-stage biopharmaceutical company focused on addressing the large unmet therapeutic needs of the global anti-infective market.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada which was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. We currently operate in four business segments; see Note 10 for further details.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of NovaBay Pharmaceuticals, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. These statements do not include all disclosures for annual audited financial statements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated balance sheet at December 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company believes these consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The financial statements have been prepared under the guidelines for Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2014, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of March 31, 2014, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the three months ended March 31, 2014, revenues were derived from one collaboration partner, two distribution partners, service revenues and sales of NeutroPhase. During the three months ended March 31, 2013, revenues were derived from two collaboration partners, two distribution partners and service revenues.

As of March 31, 2014, 78% of accounts receivable was derived from one distribution partner. As of December 31, 2013, 98% of accounts receivable was derived from one collaboration partner and one distribution partner.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Short-term investments and our warrant liability are carried at fair value.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended March 31, 2014, and March 31, 2013, there was no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013

Net loss	$(3,565)	$(4,009)

Basic shares	45,338	36,756
Add: shares issued upon assumed exercise of stock options and warrants	—	—
Diluted shares	45,338	36,756

Basic and diluted net loss per share	$(0.08)	$(0.11)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2014	2013
Stock options	7,547	6,683
Stock warrants	6,165	11,210
	13,712	17,893

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2013, that are of significance or potential significance to the Company.

NOTE 3. INVESTMENTS

Short-term investments at March 31, 2014, and December 31, 2013, consisted of the following:

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$771	$—	$(10)	$761
Municipal bonds	—	—	—	—
Certificates of deposit	$4,100	$—	$(3)	$4,097
	$4,871	$—	$(13)	$4,858

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds	$518	$—	$(14)	$504
Certificates of deposit	2,050	—	(1)	2,049
	$2,568	$—	$(15)	$2,553

All short-term investments at March 31, 2014, and December 31, 2013, mature in less than one year. Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $9,000, for the three months ended March 31, 2014 and 2013, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Fair Value Measurements Using

(in thousands)	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments:
Corporate bonds	761	—	761	—
Certificates of deposit	4,097	—	4,097	—
Total short-term investments	4,858	—	4,858	—
Total assets	$4,858	$—	$4,858	$—

Liabilities
Warrant liability	$1,317	$—	$—	$1,317
Total liabilities	$1,317	$—	$—	$1,317

For the three month period ended March 31, 2014, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a decrease in the fair value of $520,000, in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2013	$1,837
Adjustment to fair value at March 31, 2014	(520)
Total warrant liability at March 31, 2014	$1,317

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $255,000 and $219,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of March 31, 2014.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2014.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2014, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	March 31,
Assumption	2014	2013
Expected price volatility	70%	55%
Expected term (in years)	2.26	3.26
Risk-free interest rate	0.56%	0.41%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.38	$0.52

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

On December 6, 2012, the Company closed a public offering for the sale of 5,900,000 shares of common stock and 5,900,000 warrants to purchase 0.75 of a share of common stock (or a total of 4,425,000 shares), at a purchase price of $1.25 per share with associated warrant. The warrants were immediately exercisable for $1.50 per share and will expire one year from the date of issuance. All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission. The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together.  The Company raised a total of $7.4 million from this offering, or approximately $6.6 million in net proceeds after deducting underwriting commissions of $479,000 and other offering costs of $240,000.

On November 14, 2013, the Company entered into an At-The-Market Offering Agreement (“ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”), as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $5.0 million from time to time.  For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378,000, or approximately $352,000 in net proceeds after deducting offering costs and commissions of $26,000. For the three months ended March 31, 2014, the Company sold 436,153 shares for gross proceeds of $536,000, or approximately $473,000 in net proceeds after deducting offering costs and commissions of $63,000. Under the terms of the ATM Agreement, the Company pays to Ascendiant 3% of the gross proceeds of any sales made under the prospectus supplement.

On December 2, 2013 the Company entered into a stock purchase agreement with Pioneer to purchase five million shares of NovaBay stock at $1.14 per share, resulting in cash proceeds to NovaBay of $5.7 million.

On March 25, 2014, the Company closed a public offering for the sale of 5,600,000 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.25 of a share of common stock (or a total of 1,400,000 shares), at a purchase price of $1.20 per unit. The warrants were immediately exercisable for $1.56 per share and will expire eighteen months from the date of issuance. All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission. The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together.  The Company raised a total of $6.7 million from this offering, or approximately $6.0 million in net proceeds after deducting underwriting commissions of $470,000 and other offering costs of $211,000.

Stock Warrants

At March 31, 2014, there were outstanding warrants to purchase 1,225,000 shares of common stock, issued in connection with our August 2009 shelf offering, with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were exercisable at March 31, 2014.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were fully exercisable at March 31, 2014. During 2012, 22,500 of these warrants were exercised and the Company received $30,000 in cash upon exercise of the warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, were fully exercisable on March 31, 2014, and expire on January 2, 2016. The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three months ended March 31, 2014 and 2013, related to these warrants. .

In October 2012, warrants to purchase 15,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expire on September 30, 2014. The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three months ended March 31, 2014 and 2013, related to these warrants.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2014, 1,400,000 warrants were issued in connection with our March Financing. These warrants were issued with an exercise price of $1.56 and expire on September 25, 2015. These outstanding warrants were fully exercisable at March 31, 2014.

The details of all outstanding warrants as of March 31, 2014, are as follows:

(in thousands, except per share data)	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2013	4,765	$1.72
Warrants issued	1,400	$1.56
Outstanding at March 31, 2014	6,165	$1.68

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of March 31, 2014, there were 180,893 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2014, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,164	$1.66
Options granted	450	$1.20
Restricted stock granted	56	$—
Options exercised	(9)	$0.56
Restricted stock unit vested	(56)	$—
Options forfeited/cancelled	(58)	$0.64
Outstanding at March 31, 2014	7,547	$1.64	6.55	$288
Vested and expected to vest at March 31, 2014	7,403	$1.64	6.51	$282
Vested at March 31, 2014	5,321	$1.76	5.58	$152
Exercisable at March 31, 2014	5,321	$1.76	5.58	$152

As of March 31, 2104, total unrecognized compensation cost related to unvested stock options was $1.7 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.46 years.

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

During the three months ended March 31, 2014 and 2013, the Company granted options to purchase an aggregate of 435,000 and 710,000 shares of common stock, respectively, to employees.

The weighted-average assumptions used in determining the value of options are as follows:

	Three months ended March 31,
Assumption	2014	2013
Expected price volatility	72%	87%
Expected term (in years)	5.28	4.95
Risk-free interest rate	1.70%	0.80%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.76	$0.78

Additionally, during the three months ended March 31, 2014 and 2013, the Company issued 48,267 and 0 shares of common stock, respectively, to employees.

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $245,000 and $215,000, respectively, for stock based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2014 and 2013, the Company granted options to purchase an aggregate of 15,000 and 62,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Three Months Ended March 31,
Assumption	2014	2013
Expected price volatility	79%	77%
Expected term (in years)	8.56	8.88
Risk-free interest rate	2.59%	1.65%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.06	$0.98

Additionally, during the three months ended March 31, 2014 and 2013, the Company issued 8,017 and 11,856 shares of common stock, respectively, to non-employees in exchange for services.

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $32,000 and $47,000, respectively, related to non-employee stock and option grants.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Research and development	$201	$179
General and administrative	76	86
Total stock-based compensation expense	$277	$265

NOTE 9. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus), orphan drug indications and most post surgical use and use in wound care.  The Company amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, Galderma S.A., exercised the option to continue with the development of impetigo and initiated a Phase 2 study.  In November 2013, the Company announced that the auriclosene Phase 2b clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study which the Company is current planning to conduct in the second half of 2014.  Upon initiation of this study, the Company will be responsible the planning, execution and the cost which is expect to be approximately $1 to $2 million.  Based on the results of this pilot study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

Galderma is responsible for the development costs of product candidate compounds, except for costs incurred in Japan and for the pilot study noted above.  In Japan, Galderma has the option to request that the Company share such development costs.  NovaBay retains the right to co-market products resulting from the agreement in Japan.  In addition, NovaBay has retained all rights to co-promote the products developed under the agreement in hospitals and other healthcare institutions in North America.

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Amortization of Upfront Technology Access Fee	$1	$315
On-going Research and Development (FTE)	—	409
Materials, Equipment, and Contract Study Costs	—	11
Total	$1	$735

The Company had deferred revenue balances of $0 and $1,000 at March 31, 2014, and December 31, 2013, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology. As of March 31, 2014, the Company has earned $4.25 million in milestone payments. As of March 31, 2014, the Company has not earned or received any royalty payments under the Galderma agreement.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Virbac Agreement

In April 2012, the Company entered into a feasibility and option agreement with Virbac, a global animal health company for the development and potential commercialization of Aganocides for a number of veterinary uses for companion animals. Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development. The company will conduct veterinary studies using NovaBay’s Aganocide compounds to assess feasibility for treating several veterinary indications.

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac. Under this new agreement Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets for companion animals.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene (NVC-422) for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years.

Revenue has been recognized under the agreement as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Amortization of Upfront Technology Access Fee	$—	$38
On-going Research and Development (FTE)	—	87
Materials, Equipment, and Contract Study Costs	—	—
Total	$—	$125

The Company had a deferred revenue balance of $246,000 at March 31, 2014, and December 31, 2013, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

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

Revenue has been recognized under these agreements as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Amortization of Upfront Technology Access Fee	$15	$10
On-going Research and Development (FTE)	22	44
Total	$37	$54

The Company had a deferred revenue balance of $1.6 million at March 31, 2014, and December 31, 2013, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

NOTE 10. SEGMENT INFORMATION

Beginning in 2012, the Company is reporting financial data for four reportable segments, coinciding with its four business units: dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of its business around the dermatology arena including the collaboration with Galderma and their impetigo clinical trial. The ophthalmology segment includes its clinical trial on ophthalmology which it is conducting on its own at this time. This segment also includes its i-case product which is currently in development phases. The urology segment covers its urinary catheter encrustation and blockage (UCBE) trials. The wound care segment encompasses the business around its NeutroPhase product, which went on the market in December 2012. Its remaining activities are immaterial and are shown as an aggregate.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
(in thousands)	2014	2013

Revenues:
DermaBay (dermatology)	$1	$735
EyeBay (ophthalmology)	1	—
UroBay (urology)	—	—
MediBay (wound care)	224	117
Other	62	168
	$288	$1,020

Segment net income (loss):
DermaBay (dermatology)	$(275)	$4
EyeBay (ophthalmology)	(1,779)	(1,348)
UroBay (urology)	(497)	(892)
MediBay (wound care)	(1,071)	(883)
Other	(456)	(368)
	$(4,078)	$(3,487)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended March 31,
(in thousands)	2014	2013

Segment net loss	$(4,078)	(3,487)
Non-cash (gain) loss on change in fair value of warrants	520	(520)
Other income (expense), net	(7)	(2)
Provision for income taxes	—	—
Net loss	$(3,565)	$(4,009)

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

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1  of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 6, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

NovaBay Pharmaceuticals is a clinical-stage biopharmaceutical company focused on addressing the unmet therapeutic needs of the global, topical anti-infective market with its two distinct categories of products: Aganocides® and NeutroPhase®.

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

Having demonstrated therapeutic proof-of-concept, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections. NovaBay is currently focusing auriclosene into three large therapeutic markets:

●

Urology - Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of Auriclosene Irrigation Solution to reduce urinary catheter blockage and encrustation were announced in September 2013. Study CL1001 achieved the study’s primary endpoints and showed clear benefits for patients with long-term indwelling catheters. Based on these study results, the Company is in discussions with the FDA to design the protocol to be used in the next UCBE trial that is expected to begin in during mid 2014.

●

Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene for treating adenoviral conjunctivitis, for which there is currently no approved treatment. The ongoing global clinical trial for auriclosene in conjunctivitis is expected to be completed in the middle of 2014. The company also initiated a proof-of-concept study for bacterial conjunctivitis in the second quarter of 2013 with the same auriclosene formulation.

●

Dermatology - Partnered with Galderma, a leading dermatology company, we are developing a gel formulation of auriclosene for treating impetigo, a highly contagious skin infection. In November 2013, NovaBay announced that the auriclosene Phase 2b clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study.  We will be responsible the planning, execution and the cost of the upcoming study, which is expect to be approximately $1 to $2 million.  Based on the results of this study pilot study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

Hypochlorous Acid Family of Products

The Hypochlorous Acid Family of products includes NeutroPhase for wound care, as well as two new recently introduced products: i-Lid Cleanser for the eye care market and CelleRx for the dermatology market.

NovaBay developed NeutroPhase, a distinct formulation containing hypochlorous acid. NeutroPhase is an FDA 510(k)-cleared Advanced Skin and Wound Cleanser. NeutroPhase is a patented pure hypochlorous acid solution which has the potential to be the best suited product on the market to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

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

In November 2013 we announced the publication of a scientific paper by Dr. John R. Crew of Seton Medical Center, Daly City California, describing the first use of adjunctive NeutroPhase® irrigation therapy in conjunction with Negative Pressure Wound Therapy (NPWT) to successfully manage the severely-infected wound in the arm of a patient with a life-threatening “flesh-eating’ infection.

NovaBay has developed additional formulations such as i-Lid™ Cleanser (for use in ophthalmological applications) and CelleRx™ (for use in aesthetic dermatology). We expect both to be introduced into selected markets in 2014.

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from partners. As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of March 31, 2014, we had an accumulated deficit of $59.9 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In January 2014 we announced that we had appointed Mark M. Sieczkarek and Dr. Massimo Radaelli to our Board of Directors.

In March 2014 we announced an underwritten public offering of an aggregate of 5,600,000 shares of NovaBay’s common stock, and 18-month warrants to purchase up to an aggregate of 1,400,000 shares of common stock at a combined price to the public of $1.20 for aggregate gross proceeds of $6,720,000. The warrants were exercisable immediately upon issuance, have an 18-month term and an exercise price of $1.56 per share.

In April we announced that we are introducing a new eye care product, i-LidTM Cleanser. The product was introduced at the American Society of Cataract and Refractive Surgery (booth number 583) in Boston in late April 2014. Already cleared by the FDA through its 510(k) process, our Advanced i-Lid Cleanser can help patients with irritation of their eyelids by cleaning their lids and lashes and removing debris and microorganisms that often lead to vision problems.

In April, we announced that Dr. John R. Crew, Medical Director of the Advanced Wound Care Center at Seton Medical Center in Daly City, California, presented a poster at the Spring Symposium on Advanced Wound Care. Dr. Crew described how he successfully used our NeutroPhase as an adjunct therapy to irrigate the wounds of four patients with life-threatening necrotizing fasciitis (also known as flesh-eating infections), in conjunction with an irrigation technique involving Negative Pressure Wound Therapy (NPWT). All of the patients healed completely and none lost any limbs.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this report, and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2013, that are of significance or potential significance to the Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

License, Collaboration, Distribution and Product Revenue

Total license, collaboration, distribution and product revenue was $288,000 for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013.

License, collaboration, distribution and product revenue is due to several different agreements entered into by NovaBay. Those agreements are:

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

The decrease in license, collaboration, distribution and sales revenue was related in the full amortization of the up-front fees from Galderma paid in 2013 and the end of the FTE funding period of that same contract, which was offset to some degree by increases in sales of NeutroPhase products.

Research and Development

Total research and development expenses decreased by 14% to $2.5 million for the three months ended March 31, 2014, compared to $2.9 million the three months ended March 31, 2013. The changes over the period relate to the decrease in clinical activities as we near completion on our BAYnovation trial for viral conjunctivitis and BACTOvation trial for bacterial conjunctivitis. In addition, we completed our urology (UCBE) trial in the second half of 2013.

We expect to incur increasing research and development expenses throughout 2014 and in subsequent years as we continue to develop product candidates, both independently and in collaboration with our commercial partners. In particular, we expect to incur substantially increased clinical expenses and ongoing manufacturing expenses in connection with our dermatology, ophthalmology and urology programs.

General and Administrative

General and administrative expenses increased by 10% to $1.7 million for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013. This increase is primarily due to expanded business development activities related to NeutroPhase® launch activities as well as planned commercialization in the dermatology and ophthalmology business units. This increase is consistent with our expectations as we support our distributors’ launch of NeutroPhase and prepare for the announcement of additional clinical data.

Non-Cash Gain (Loss) on Changes in Fair Value of Warrants

The non-cash gain (loss) on changes in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants. This balance will fluctuate with the price of our stock.

Other Income (Expense), Net

Other income (expense), net changes were primarily attributable to fluctuation in the gains and losses on our investments and losses on disposal of property.

We expect that other income (expense), net will fluctuate based on our cash balances and the fluctuation in the returns on our investments.

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents, and short-term investments of $15.2 million, compared to $13.1 million at December 31, 2013. We have incurred cumulative net losses of $59.9 million since inception through March 31, 2014. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. Cash received from our collaboration partners have totaled $65.3 million through March 31, 2014. Since December 31, 2013 we have raised net proceeds of $473,000 related to sales of our stock through the ATM Agreement set up in 2013. In March 2014, we closed an additional financing in which we raised a total of $6.7 million, or approximately $6.0 million in net cash proceeds after deducting underwriting commissions of $470,000 and other offering costs of $211,000. We continue to believe the capital generated through these sources is sufficient to fund our planned operations over the next twelve months. Our capital requirements going forward will depend on numerous factors including:

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

Cash Used in Operating Activities

For the three months ended March 31, 2014, cash used in operating activities of $4.4 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Used in Investing Activities

For the three months ended March 31, 2014, cash provided by investing activities of $2,000 was attributable to the net effect of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $6.6 million for the three months ended March 31, 2014, was attributable to proceeds from sales our common stock under our ATM agreement and the sale of common stock and warrants in our March financing.

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

Contractual Obligations

Our commitments at March 31, 2014, consist of an operating lease. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of March 31, 2014, is $4.4 million due over the lease term, compared to $4.5 million as of December 31, 2013.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2014, and December 31, 2013, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment. We These risks have not changed substantively from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2014.

Risks Relating to Our Business

We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.

As of March 31, 2014, we had cash, cash equivalents and short term investments of $15.2 million, which we believe is sufficient to fund our operations through at least the next twelve months at our current level of spending. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of auriclosene, our primary Aganocide compound, or any of any of our other Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

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

We have incurred net losses each year since our inception through March 31, 2014, with the exception of 2009. For the years ended December 31, 2013, 2012 and 2011, we had net losses of approximately $ 16.0 million, $7.0 million and $5.1 million, respectively. For the three months ended March 31, 2014 we have net losses of approximately $3.6 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through March 31, 2014, we had an accumulated deficit of approximately $59.9 million. We have been, and expect to remain for the foreseeable future, mostly in a research and development stage as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $12.5 million, $9.3 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively and $2.5 million for the three months ended March 31, 2014. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

Much of the data that we have on our auriclosene compund is from in-vitro (laboratory) studies, in-vivo animal studies, Phase 1 human safety studies, or some small-scale Phase 2a or other exploratory clinical studies. We will need to conduct additional Phase 2 and Phase 3 human clinical trials to confirm such results in larger patient populations to obtain approval from the FDA of our Aganocide drug product candidates. Often, positive in-vitro, in-vivo animal studies, or early human clinical trials are not followed by positive results in later clinical trials, and we may not be able to demonstrate that our Aganocide product candidates are safe and effective for indicated uses in humans or that they are active against antibiotic resistant microbes, do not allow pathogens to develop resistance or are active against bacteria in biofilm. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials.

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

As we continue the development of auriclosene (NVC-422) for application in connection with ophthalmology, urology and dermatology, we have to fund such development unless we are able to enter into a collaboration with a collaboration partner, which we may not be able to do, especially because we previously had a collaboration and license agreement with Alcon, which we and Alcon terminated in June 2011. If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene (NVC-422) for application in connection with the eye, ear and sinus and for use in contact lens solutions, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene (NVC-422) for these applications.

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

We do not have our own manufacturing capacity, and we plan to rely on partnering arrangements or third-party manufacturers for the manufacture of our products and potential products.

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

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Senior Vice President, Ophthalmology, Senior Vice President, Advanced Wound Care, Senior Vice President of Product Development, Vice President of Medical Affairs, Senior Vice President, Business Development and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

If bacteria develop resistance to Aganocide compounds or to NeutroPhase, our revenues could be significantly reduced.

Based on our understanding of the hypothesis of the mechanism of action of our Aganocide compounds and NeutroPhase, we do not expect bacteria to be able to develop resistance to either of these compounds. However, we cannot assure you that one or more strains of bacteria will not develop resistance to our compounds, either because our hypothesis of the mechanism of action is incorrect or because a strain of bacteria undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lack of resistance to be a major factor in the commercialization of our product candidates, the discovery of such resistance would have a major adverse impact on the acceptability and sales of our products.

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

We currently have limited sales, marketing or distribution capabilities. To commercialize any product candidates approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us, such as Principle Business Enterprises in the U.S. and Pioneer Pharma Co. Ltd. in China. If we decide to commercialize any products we develop such as NeutroPhase, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

The market for our products and product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval and are launched they will compete with a number of existing and future drugs, devices and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products are unable to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

As of March 31, 2014, our officers and directors collectively controlled approximately 4,350,738 shares of our outstanding common stock (and approximately 7,339,300 shares of our common stock when including options held by them which were exercisable as of or within 60 days from March 31, 2014). Furthermore, as of March 31, 2014, our second largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 4,008,658 shares, or 7.91% of our outstanding common stock (including 623,290 options held by Dr. Najafi which are exercisable as of or within 60 days from March 31, 2014). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Date: April 30, 2014	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: April 30, 2014	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1	2014 Bonuses for Named Executive Officers (Incorporated by reference to the Company’s current report on Form 8-K as filed with the SEC on April 18, 2014 (SEC File No. 001-33678).)

10.2	First Amendment to the International Distribution Agreement dated as of November 25, 2013, between the Company and Naqu Area Pioneer Co. Ltd.

10.3	Second Amendment to the International Distribution Agreement dated as of November 25, 2013, between the Company and Naqu Area Pioneer Co. Ltd.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.