Form 10-Q
period 2014-06-30
NovaBay Pharmaceuticals, Inc.
filed 2014-07-31
CIK 1389545

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 50,779,057 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:	3
		June 30, 2014 and December 31, 2013

	2.	Consolidated Statements of Operations and Comprehensive Loss:	4
		Three and six months ended June 30, 2014 and 2013, and for the cumulative period from July 1, 2002 (inception) to June 30, 2014

	3.	Consolidated Statements of Cash Flows:	5
		Six months ended June 30, 2014 and 2013, and for the cumulative period from July 1, 2002 (inception) to June 30, 2014

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.		Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	26

Item 6.		Exhibits	42

SIGNATURES			44

EXHIBIT INDEX			45

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,757	$10,500
Short-term investments	3,808	2,553
Accounts receivable	440	784
Inventory	218	231
Prepaid expenses and other current assets	656	723
Total current assets	12,879	14,791
Property and equipment, net	488	718
Other assets	146	141
TOTAL ASSETS	$13,513	$15,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$520	$1,674
Accrued liabilities	1,301	1,616
Deferred revenue	196	337
Total current liabilities	2,017	3,627
Deferred revenues - non-current	1,601	1,534
Deferred rent	155	136
Warrant liability	520	1,837
Total liabilities	4,293	7,134

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 120,000 shares authorized at June 30, 2014 and 65,000 shares authorized at December 31, 2013; 50,779 and 44,624 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	508	446

Additional paid-in capital	71,586	64,438
Accumulated other comprehensive loss	(13)	(15)
Accumulated deficit during development stage	(62,861)	(56,353)
Total stockholders' equity	9,220	8,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,513	$15,650

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to June 30,
(in thousands, except per share data)	2014	2013	2014	2013	2014
Sales:
Product revenue	$21	$17	$209	$80	$446
Cost of goods sold	18	16	148	38	318
Gross profit	3	1	61	42	128

Other revenue:
License, collaboration and distribution revenue	38	790	76	1,704	60,575
Other revenues	64	41	126	84	439
Total other revenue	102	831	202	1,788	61,014

Operating expenses:
Research and development	2,238	2,937	4,766	5,911	77,373
General and administrative	1,653	2,045	3,361	3,556	49,328
Total operating expenses	3,891	4,982	8,127	9,467	126,701
Operating loss	(3,786)	(4,150)	(7,864)	(7,637)	(65,559)

Non-cash gain (loss) on changes in fair value of warrants	797	104	1,317	(416)	1,469
Other income (expense), net	57	5	50	5	1,316

Loss before provision for income taxes	(2,932)	(4,041)	(6,497)	(8,048)	(62,774)
Provision for income taxes	(10)	(7)	(10)	(9)	(87)
Net loss	(2,942)	(4,048)	(6,507)	(8,057)	(62,861)

Change in unrealized gains (losses) on available-for-sale securities	—	(8)	2	(6)	(13)
Comprehensive loss	$(2,942)	$(4,056)	$(6,505)	$(8,063)	$(62,874)

Net loss per share:
Basic and diluted	$(0.06)	$(0.11)	$(0.14)	$(0.22)
Shares used in per share calculations:
Basic and diluted	50,767	37,266	48,067	37,013

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Cumulative Period from July 1, 2002 (inception) to June 30,
(in thousands)	2014	2013	2014
Cash flows from operating activities:
Net loss	$(6,507)	$(8,057)	$(62,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	161	2,725
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	19	14	156
Loss (gain) on disposal of property and equipment	(53)	—	260
Stock-based compensation expense for options and stock issued to employees and directors	442	511	7,404
Compensation expense for warrants issued for services	—	166	366
Stock-based compensation expense for options, warrants and stock issued to non-employees	82	69	1,421
Non-cash loss (gain) on changes in fair value of warrants	(1,317)	416	(1,469)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	403	831	(381)
(Increase) decrease in inventory	12	(25)	(219)
(Increase) decrease in prepaid expenses and other assets	55	11	(611)
Increase (decrease) in accounts payable and accrued liabilities	(1,372)	400	2,260
Increase (decrease) in deferred revenue	(74)	(385)	2,146
Net cash used in operating activities	(8,169)	(5,888)	(49,054)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(31)	(3,523)
Proceeds from disposal of property and equipment	102	—	154
Purchases of short-term investments	(4,012)	(3,899)	(121,760)
Proceeds from maturities and sales of short-term investments	2,750	3,200	117,977
Cash acquired in purchase of LLC	—	—	516
Net cash used in investing activities	(1,181)	(730)	(6,636)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	74	417	8,967
Proceeds from exercise of options and warrants	6	60	5,012
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	6,527	—	20,110
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	—	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	—	(1,216)
Net cash provided by financing activities	6,607	477	63,447
Net increase (decrease) in cash and cash equivalents	(2,743)	(6,141)	7,757
Cash and cash equivalents, beginning of period	10,500	12,735	—
Cash and cash equivalents, end of period	$7,757	$6,594	$7,757

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

The financial statements have been prepared under the guidelines for Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2014, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of June 30, 2014, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During three months ended June 30, 2014, revenues were derived from one distribution partner, service revenues and sales of NeutroPhase. During three months ended June 30, 2013, revenues were derived from two collaboration partners, two distribution partners, service revenues and sales of NeutroPhase.

During six months ended June 30, 2014, revenues were derived from one collaboration partner, two distribution partners, service revenues and sales of NeutroPhase. During six months ended June 30, 2013, revenues were derived from two collaboration partners, two distribution partners, service revenues and sales of NeutroPhase.

As of June 30, 2014, 66% and 14% of accounts receivable was derived from two distribution partners. As of December 31, 2013, 98% of accounts receivable was derived from one collaboration partner and one distribution partner.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended June 30, 2014 and 2013, and six months ended June 30, 2014 and 2013, there was no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Net loss	$(2,942)	$(4,048)	$(6,507)	$(8,057)

Basic shares	50,767	37,266	48,067	37,013
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	50,767	37,266	48,067	37,013

Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.14)	$(0.22)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Stock options	7,473	6,564
Stock warrants	6,165	11,210
	13,638	17,774

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this Update effects any entities that either issues contracts with customers or transfer goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, ASU No. 2014-10 is effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company will adopt ASU No. 2014-09 on January 1, 2017. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of the amendments is permitted for any annual or interim reporting period for which the entity’s financial statements have not been issued. The Company will adopt ASU No. 2014-10 on January 1, 2015. The adoption will have a material impact on the Company’s consolidated financial statements. The Company will no longer present incremental disclosure for development stage entities in its Annual Report on Form 10-K for the year ended December 31, 2014 and subsequently issued Forms 10-Q and 10-K, including consolidated financial statements for cumulative period from July 1, 2002 (inception) to the reporting date and inception-to-date disclosures.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case than an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that effects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. The Company will adopt ASU No. 2014-12 on January 1, 2016. The adoption will not have a material impact on the Company’s consolidated financial statements, as the Company currently does not have share-based payment awards, which are subject to ASU No. 2014-12.

NOTE 3. INVESTMENTS

Short-term investments at June 30, 2014, and December 31, 2013, consisted of the following:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$871	$—	$(11)	$860
Municipal bonds		—	—	—
Certificates of deposit	$2,950	$—	$(2)	$2,948
	$3,821	$—	$(13)	$3,808

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$518	$—	$(14)	$504
Certificates of deposit	2,050	—	(1)	2,049
	$2,568	$—	$(15)	$2,553

All short-term investments at June 30, 2014, and December 31, 2013, mature in less than one year. Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $10,000 and $5,000, for the three months ended June 30, 2014 and 2013, respectively. The Company recognized realized losses of $19,000 and $14,000, for the six months ended June 30, 2014 and 2013, respectively.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements Using
(in thousands)	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments:
Corporate bonds	860	—	860	—
Certificates of deposit	2,948	—	2,948	—
Total short-term investments	3,808	—	3,808	—
Total assets	$3,808	$—	$3,808	$—

Liabilities
Warrant liability	$520	$—	$—	$520
Total liabilities	$520	$—	$—	$520

For the three and six month periods ended June 30, 2014, as a result of the fair value adjustment of the warrant liability, the Company recorded a noncash gain on a decrease in the fair value of the warrants of $797,000 and $1,317,000, respectively, in its consolidated statement of operations and comprehensive loss.

For the three and six month periods ended June 30, 2013, as a result of the fair value adjustment of the warrant liability, the Company recorded a noncash gain (loss) on an (increase) decrease in the fair value of the warrants of $104,000 and $(416,000), respectively, in its consolidated statement of operations and comprehensive loss. See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2013	$1,837
Adjustment to fair value at June 30, 2014	(1,317)
Total warrant liability at June 30, 2014	$520

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $280,000 and $246,000 for the three months ended June 30, 2014 and 2013, respectively. Rent expense was approximately $535,000 and $465,000 for the six months ended June 30, 2014 and 2013, respectively

.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of June 30, 2014.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2014.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2014, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	June 30,
Assumption	2014	2013
Expected price volatility	70%	55%
Expected term (in years)	2.01	3.01
Risk-free interest rate	0.48%	0.67%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.15	$0.49

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

On November 14, 2013, the Company entered into an At-The-Market Offering Agreement (“ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”), as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $5.0 million from time to time.  For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378,000, or approximately $352,000 in net proceeds after deducting offering costs and commissions of $26,000. For the six months ended June 30, 2014, the Company sold 436,153 shares for gross proceeds of $536,000, or approximately $473,000 in net proceeds after deducting offering costs and commissions of $63,000. Under the terms of the ATM Agreement, the Company pays to Ascendiant 3% of the gross proceeds of any sales made under the prospectus supplement.

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

Stock Warrants

At June 30, 2014, there were outstanding warrants to purchase 1,225,000 shares of common stock, issued in connection with our August 2009 shelf offering, with an exercise price of $2.75 per share expiring on August 21, 2014. These outstanding warrants were exercisable at June 30, 2014.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were fully exercisable at June 30, 2014. During 2012, 22,500 of these warrants were exercised and the Company received $30,000 in cash upon exercise of the warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through June 30, 2012, were fully exercisable on June 30, 2014, and expire on January 2, 2016. The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three and six months ended June 30, 2014 and 2013, related to these warrants.

In October 2012, warrants to purchase 15,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expire on September 30, 2014. The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three and six months ended June 30, 2014 and 2013, related to these warrants.

In March 2014, 1,400,000 warrants were issued in connection with our March Financing. These warrants were issued with an exercise price of $1.56 and expire on September 25, 2015. These outstanding warrants were fully exercisable at June 30, 2014.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The details of all outstanding warrants as of June 30, 2014, are as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2013	4,765	$1.72
Warrants issued	1,400	$1.56
Outstanding at June 30, 2014	6,165	$1.68

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of June 30, 2014, there were 1,313,995 shares available for future grant under the 2007 Plan.

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

Stock Based Compensation Summary

The following table summarizes information about the Company’s stock options and restricted stock units outstanding at June 30, 2014, and activity during the six-month period then ended:

(in thousands, except years and per share data)	Stock Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,164	$1.66
Options granted	766	$1.08
Restricted stock units granted	71	$—
Options exercised	(61)	$0.56
Restricted stock units vested	(56)	$—
Restricted stock units forfeited/cancelled	(3)	$—
Options forfeited/cancelled	(333)	$1.12
Outstanding at June 30, 2014	7,548	$1.63	6.36	$65
Vested and expected to vest at June 30, 2014	7,160	$1.66	6.23	$59
Vested at June 30, 2014	5,507	$1.75	5.47	$16
Exercisable at June 30, 2014	5,507	$1.75	5.47	$16

As of June 30, 2104, total unrecognized compensation cost related to unvested stock options and restricted stock units was $1.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.55 years.

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

During the six months ended June 30, 2014 and 2013, the Company granted options to purchase an aggregate of 574,000 and 797,000 shares of common stock, respectively, to employees.

The weighted-average assumptions used in determining the value of options are as follows:

	Six months ended June 30,
Assumption	2014	2013
Expected price volatility	73%	86%
Expected term (in years)	5.59	4.97
Risk-free interest rate	1.80%	0.80%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.70	$0.79

Additionally, during the six months ended June 30, 2014 and 2013, the Company issued 48,267 and 0 shares of common stock, respectively, to employees.

For the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $197,000 and $295,000, respectively, for stock and option grants to employees and directors. For the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $442,000 and $511,000, respectively, for stock and option grants to employees and directors.

Stock-Based Awards to Non-Employees

During the six months ended June 31, 2014 and 2013, the Company granted options to purchase an aggregate of 193,000 and 81,500 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2014	2013
Expected price volatility	79%	76%
Expected term (in years)	8.56	8.78
Risk-free interest rate	2.42%	2.00%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.72	$0.99

Additionally, during the six months ended June 31, 2014 and 2013, the Company issued 30,000 and 33,000 shares of common stock, respectively, to non-employees in exchange for services.

For the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $50,000 and $23,000, respectively, related to non-employee stock and option grants. For the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $82,000 and $69,000, respectively, related to non-employee stock and option grants.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Research and development	$49	$166	$125	$252
General and administrative	198	152	399	328
Total stock-based compensation expense	$247	$318	$524	$580

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

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Amortization of Upfront Technology Access Fee	$—	$315	$1	$630
On-going Research and Development (FTE)	—	409	—	818
Materials, Equipment, and Contract Study Costs	—	—	—	11
Total	$—	$724	$1	$1,459

The Company had deferred revenue balances of $0 and $1,000 at June 30, 2014, and December 31, 2013, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology. As of June 30, 2014, the Company has earned $4.25 million in milestone payments. As of June 30, 2014, the Company has not earned or received any royalty payments under the Galderma agreement.

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

Revenue has been recognized under the agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Amortization of Upfront Technology Access Fee	$—	$4	$—	$42
On-going Research and Development (FTE)	—	—	—	87
Total	$—	$4	$—	$129

The Company had deferred revenue of $246,000 at June 30, 2014, and December 31, 2013, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

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

Revenue has been recognized under these agreements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Amortization of Upfront Technology Access Fee	$—	$10	$15	$20
On-going Research and Development (FTE)	7	44	29	88
Total	$7	$54	$44	$108

The Company had deferred revenue of $1.6 million at June 30, 2014, and December 31, 2013, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

NOTE 10. SEGMENT INFORMATION

The Company reports financial data for four reportable segments, coinciding with its four business units: dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of its business around the dermatology arena including the collaboration with Galderma and their impetigo clinical trial. The ophthalmology segment includes its clinical trial on ophthalmology which it is conducting on its own at this time. This segment also includes its i-case product which is currently in development phases. The urology segment covers its urinary catheter encrustation and blockage (UCBE) trials. The wound care segment encompasses the business around its NeutroPhase product, which went on the market in December 2012. Its remaining activities are immaterial and are shown as an aggregate.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Revenues:
DermaBay (dermatology)	$4	$724	$5	$1,459
EyeBay (ophthalmology)	19	—	20	—
UroBay (urology)	—	—	—	—
MediBay (wound care)	7	78	231	195
Other	93	46	155	214
	$123	$848	$411	$1,868

Segment net income (loss):
DermaBay (dermatology)	$(330)	$(342)	$(605)	$(316)
EyeBay (ophthalmology)	(1,423)	(1,233)	(3,202)	(2,588)
UroBay (urology)	(722)	(894)	(1,219)	(1,798)
MediBay (wound care)	(1,120)	(1,407)	(2,191)	(2,253)
Other	(191)	(274)	(647)	(682)
	$(3,786)	$(4,150)	$(7,864)	$(7,637)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2014	2013	2014	2013

Segment net loss	(3,786)	(4,150)	(7,864)	(7,637)
Non-cash (gain) loss on change in fair value of warrants	797	104	1,317	(416)
Other income (expense), net	57	5	50	5
Provision for income taxes	(10)	(7)	(10)	(9)
Net loss	$(2,942)	$(4,048)	$(6,507)	$(8,057)

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

Aganocide® Compounds

NovaBay’s first-in-class Aganocide® compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives.  In recognition of NVC-422 first-in-class chemical structure and therapeutic characteristics, in February 2012, The World Health Organization (WHO) approved auriclosene as the new International Non-Proprietary Name (INN) for NVC-422.Having demonstrated therapeutic proof-of-concept, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections. NovaBay is currently focusing auriclosene into three large therapeutic markets:

●

Urology - Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of Auriclosene Irrigation Solution to reduce urinary catheter blockage and encrustation were announced in September 2013. Study CL1001 achieved the study’s primary endpoints and showed clear benefits for patients with long-term indwelling catheters. Based on these study results, NovaBay is in discussions with the FDA to design the protocol to be used in the next UCBE trial that is expected to begin in the second half of 2014.

●

Ophthalmology - NovaBay is developing an eye drop formulation of auriclosene for treating adenoviral conjunctivitis, for which there is currently no approved treatment. Enrollment in the global clinical trial for auriclosene in conjunctivitis was completed in March 2014. NovaBay is expecting top line data from the clinical trial in August 2014. NovaBay also initiated a proof-of-concept study for bacterial conjunctivitis in the second quarter of 2013 with the same auriclosene formulation.

●

Dermatology - Partnered with Galderma, a leading dermatology company, we are developing a gel formulation of auriclosene for treating impetigo, a highly contagious skin infection. In November 2013, NovaBay announced that the auriclosene Phase 2 clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to the use of an optimized formulation of auriclosene for an upcoming pilot study.  We are planning the upcoming study, which is expected to cost approximately $2 million.  Based on the results of this Phase 2 study NovaBay and Galderma will determine the next steps in the development of auriclosene for this indication.

NovaBay Pure Hypochlorous Solution Family of Products

The NovaBay Pure Hypochlorous Solution Family of products includes NeutroPhase for wound care, as well as two new recently introduced products: i-Lid Cleanser for the eye care market and CelleRx for the aesthetic dermatology market.

NovaBay developed NeutroPhase, a distinct formulation containing hypochlorous acid. NeutroPhase is an FDA 510(k)-cleared Advanced Skin and Wound Cleanser. NeutroPhase is a patented NovaBay Pure Hypochlorous Solution which has the potential to be the best suited product on the market to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

NovaBay has begun securing commercial partnerships for NeutroPhase.  In January 2012, NovaBay announced it had entered into an exclusive distribution agreement for China with Pioneer Pharma Holdings Limited. (HK: 1345) (“Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products in the Asia Pacific region. In December 2013, Pioneer invested $5.7 million in NovaBay. Previously we had expanded the distribution agreement with Pioneer to include territories outside of China. The expanded agreement with Pioneer also includes licensing rights to the two new products variations, CelleRx™ and i-Lid™ Cleanser. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

In 2013, NovaBay entered into a distribution agreement with Shin Poong Pharmaceuticals, Co., Ltd. (Shin Poong), a South Korean based company to market NeutroPhase in South Korea. In 2013 NovaBay entered into a distribution agreement with Principal Business Enterprises Inc. (PBE) of Bowling Green, Ohio to market its NeutroPhase product in the US market. NovaBay expects to announce additional distribution agreements in select geographic markets around the world during 2014.

In November 2013, we announced the publication of a scientific paper by Dr. John R. Crew of Seton Medical Center, Daly City California, describing the first use of adjunctive NeutroPhase® irrigation therapy in conjunction with Negative Pressure Wound Therapy (NPWT) to successfully manage the severely-infected wound in the arm of a patient with a life-threatening ‘flesh-eating’ infection.

NovaBay has developed additional formulations such as i-Lid™ Cleanser (for use in ophthalmological applications) and CelleRx™ (for use in aesthetic dermatology). We introduced both products into selected markets in April 2014.

To date, we have generated very little revenue from product sales, and we have financed our operations and internal growth primarily through the sale of our capital stock, and the fees received from partners. As we are a development stage company, we have incurred significant losses since commencement of our operations in July 2002, since we have devoted substantially all of our resources to research and development. As of June 30, 2014, we had an accumulated deficit of $62.9 million. This deficit resulted from research and development expenses as well as general and administrative expenses. We expect to incur net losses over the next several years as we continue our clinical and research and development activities and as we apply for patents and regulatory approvals.

Recent Events

In January 2014, we announced that we had appointed Mark M. Sieczkarek and Dr. Massimo Radaelli to our Board of Directors.

In March 2014, we announced an underwritten public offering of an aggregate of 5,600,000 shares of NovaBay’s common stock, and 18-month warrants to purchase up to an aggregate of 1,400,000 shares of common stock at a combined price to the public of $1.20 for aggregate gross proceeds of $6,720,000. The warrants were exercisable immediately upon issuance, have an 18-month term and an exercise price of $1.56 per share.

In April 2014, we announced that we are introducing a new eye care product, i-LidTM Cleanser. The product was introduced at the American Society of Cataract and Refractive Surgery (booth number 583) in Boston in late April 2014. Already cleared by the FDA through its 510(k) process, our Advanced i-Lid Cleanser can help patients with irritation of their eyelids by cleaning their lids and lashes and removing debris and microorganisms that often lead to vision problems.

In April 2014, we announced that Dr. John R. Crew, Medical Director of the Advanced Wound Care Center at Seton Medical Center in Daly City, California, presented a poster at the Spring Symposium on Advanced Wound Care. Dr. Crew described how he successfully used NeutroPhase as an adjunct therapy to irrigate the wounds of four patients with life-threatening necrotizing fasciitis (also known as flesh-eating infections), in conjunction with an irrigation technique involving Negative Pressure Wound Therapy (NPWT). All of the patients healed completely and none lost any limbs.

In May 2014, we announced the completion of patient enrollment in our global Phase 2b viral conjunctivitis trial, BAYnovation. The trial is investigating our Auriclosene (NVC-422) Ophthalmic Solution as a treatment for adenoviral conjunctivitis, a highly contagious, potentially sight-impairing form of “pink eye.”

In May 2014, we announced that Todd A. Linsenmeyer, M.D., Director of Urology, Kessler Institute for Rehabilitation, presented the results from our phase 2 clinical trial of our Auriclosene Irrigation Solution (AIS) at the annual meeting of the American Urological Association.

In June 2014, we announced that Christine Sindt OD, Clinical Associate Professor of Ophthalmology and Visual Sciences at University of Iowa’s Carver College of Medicine, discussed our i-Lid Cleanser at the annual Optometry’s Meeting of the American Optometric Association in Philadelphia, PA.

In July 2014, our Chief Executive Officer, Dr. Ron Najafi published a letter to our shareholders providing updates on each of clinical programs and commercial products. The letter states that we expect to announce top line data from our BAYnovation trial in mid-August.

In July 2014, we also announced that we will initiate a major marketing campaign and commercialization effort for the company’s new product, i-Lid Cleanser. The product launch will be led by Glenn Moro, NovaBay’s new Vice President of Sales and Marketing.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

License, Collaboration, Distribution and Product Revenue

Total license, collaboration, distribution and product revenue was $122,000 for the three months ended June 30, 2014, compared to $848,000 for the three months ended June 30, 2013. Total license, collaboration, distribution and product revenue was $411,000 for the six months ended June 30, 2014, compared to $1.9 million for the six months ended June 30, 2013. The decreases were related to the full amortization of the upfront payments from Galderma in 2013 and the end of the FTE funding period of the same contract.

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

Research and Development

Total research and development expenses decreased by 24% to $2.2 million for the three months ended June 30, 2014, compared to $2.9 million the three months ended June 30, 2013. Total research and development expenses decreased by 19% to $4.8 million for the six months ended June 30, 2014, compared to $5.9 million the six months ended June 30, 2013. The changes over the periods relate to the decrease in clinical activities as we near completion on our BAYnovation trial for viral conjunctivitis and BACTOvation trial for bacterial conjunctivitis. In addition, we completed our urology (UCBE) trial in the second half of 2013.

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

General and Administrative

General and administrative expenses decreased by 20% to $1.7. million for the three months ended June 30, 2014, from $2.0 million for the three months ended June 30, 2013. General and administrative expenses decreased by 7% to $3.4 million for the six months ended June 30, 2014, from $3.6 million for the six months ended June 30, 2013. The decreases are primarily due to warrant modification expense of $0.2 million for a warrant issued under our equity purchase agreement with Pioneer Pharma Co. Ltd., recorded in the three months ended June 30, 2013 and lower travel and entertainment expenses in 2014.

We expect to incur increasing general and administrative expenses throughout 2014 and in subsequent years as we support our launch of NovaBay Pure Hypochlorous Solution Family of products.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents, and short-term investments of $11.6 million, compared to $13.1 million at December 31, 2013. We have incurred cumulative net losses of $62.9 million since inception through June 30, 2014. We do not expect to generate significant revenue from product candidates for several years. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. Cash received from our collaboration partners have totaled $65.3 million through June 30, 2014. Since December 31, 2013 we have raised net proceeds of $473,000 related to sales of our stock through the ATM Agreement set up in 2013. In March 2014, we closed an additional financing in which we raised a total of $6.7 million, or approximately $6.0 million in net cash proceeds after deducting underwriting commissions of $470,000 and other offering costs of $211,000. We continue to believe the capital generated through these sources is sufficient to fund our planned operations over the next twelve months. Our capital requirements going forward will depend on numerous factors including:

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

Cash Used in Operating Activities

For the six months ended June 30, 2014, cash used in operating activities of $8.2 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Used in Investing Activities

For the six months ended June 30, 2014, cash used in investing activities of $1.2 million was primarily attributable to the net effect of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $6.6 million for the six months ended June 30, 2014, was primarily attributable to proceeds from sales our common stock under our ATM agreement and the sale of common stock and warrants in our March financing.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of $48.7 million and $50.5 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2015 and 2033. As of December 31, 2013, we also had tax credit carryforwards for federal income tax purposes of $343,000.

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

Contractual Obligations

Our commitments at June 30, 2014 consist of an operating lease. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of June 30, 2014 is $4.2 million due over the lease term, compared to $4.5 million as of December 31, 2013.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2014, and December 31, 2013, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

To date, we have operated exclusively in the United States and have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment. These risks have not changed substantively from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2014, except for those risk factors marked with an asterisk (*).

Risks Relating to Our Business

We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies. *

As of June 30, 2014, we had cash, cash equivalents and short term investments of $11.6 million, which we believe is sufficient to fund our operations through at least the next twelve months at our current level of spending. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities as well as expand our sales activities with respect to i-Lid Cleanser. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of auriclosene, our primary Aganocide compound, or any of any of our other Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

Our future capital requirements will depend on many factors, including:

●	the extent to which we receive milestone payments or other funding from corporate partners, if any;
●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the costs associated with marketing and selling i-Lid Cleanser;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We are an early stage company with a history of losses and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability. *

We have incurred net losses each year since our inception through June 30, 2014, with the exception of 2009. For the years ended December 31, 2013, 2012 and 2011, we had net losses of approximately $ 16.0 million, $7.0 million and $5.1 million, respectively. For the six months ended June 30, 2014 we have net losses of approximately $6.5 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through June 30, 2014, we had an accumulated deficit of approximately $62.9 million. We have been, and expect to remain for the foreseeable future, engaged mostly in research and development as we proceed through clinical trials. We have incurred substantial research and development expenses, which were approximately $12.5 million, $9.3 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively and $4.8 million for the six months ended June 30, 2014. We expect to continue to make, for at least the next several years, significant expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We also expect to incur substantial marketing and sales expenses as we have just recently launched i-Lid Cleanser. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approval for and commercialize auriclosene, either independently or with partners, we will not be able to generate such revenues or achieve or maintain profitability in the future. Our failure to achieve and subsequently maintain profitability could have a material adverse impact on the market price of our common stock.

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

To date, our revenues have been derived mainly from research and development collaboration and license agreements. We have not yet generated any substantial revenue from i-Lid Cleanser and CelleRx. We have generated only limited revenues from sales of NeutroPhase, and we cannot guarantee that we will ever be able to generate substantial revenue from i-Lid Cleanser, CelleRx or NeutroPhase. Our Aganocide compounds are still in development and we will not be able to generate commercial revenue from the sale of these product candidates until we have received regulatory approval for them. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. Our commercial revenues from sales of Aganocide products will be derived from sales of products that may not be commercially available for at least the next several years.

We have three commercialized products, i-Lid Cleanser, CelleRx and NeutroPhase, and if these products do not gain market acceptance, our business will suffer. *

A number of factors may affect the market acceptance of i-Lid Cleanser, CelleRx and NeutroPhase, or any other products we develop or acquire, including, among others:

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

In November 2013, we and Galderma announced that the auriclosene Phase 2 clinical study of impetigo had been completed, and that while the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. While the collaboration is still intact, we cannot assure you that future clinical trials will be successful, or that we will receive the full amount of any remaining research funding, milestone payments or royalties, or that any commercially valuable intellectual property will be created, from this arrangement. If Galderma were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research contemplated by our collaboration with them could be delayed or terminated and our costs of performing studies may increase.

We are funding the development of our Aganocide compounds for application in connection with the eye and urinary tract, which we may not be able to do unless we are able to enter into a new collaboration with another collaboration partner.

As we continue the development of auriclosene (NVC-422) for application in connection with ophthalmology, urology and dermatology, we have to fund such development unless we are able to enter into a collaboration with a collaboration partner, which we may not be able to do, especially because we previously had a collaboration and license agreement with Alcon, which we and Alcon terminated in June 2011. If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene (NVC-422) for any application, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene (NVC-422) for these applications.

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

Our long-term success depends upon the successful development and commercialization of products other than auroclosine from our research and development activities.

Our long-term viability and growth will depend upon the successful development and commercialization of products other than auroclosine from our research and development activities. Product development and commercialization is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk remains that unexpected concerns may arise from additional data or analysis or that obstacles may arise or issues may be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies.

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

The use of i-Lid Cleanser, CelleRx and NeutroPhase as a solution for cleansing eye lids and lashes, skin and debriding wounds was cleared as a medical device. The determination as to whether a particular indication is considered a drug or a device is also based in part upon precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development or post-commercialization for that indication could have a significant adverse impact due to the more rigorous and lengthy approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement. In many cases, reimbursement for devices is significantly lower than for drugs and there could be a significant negative impact on our revenues.

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

If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities. *

The product candidates we are developing or attempting to develop will, in most cases, undergo extensive clinical testing and will require approval from the applicable regulatory authorities prior to sale. However, despite all reasonable efforts to ensure safety, it is possible that we or our collaborators will sell products, including i-Lid Cleanser and Neutrophase, which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

NovaBay aggressively protects and enforces its patent rights worldwide.  However, certain risks remain.  There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the i-Lid Cleanser, CelleRx or NeutroPhase composition. If a potential competitor introduces a similar method of using i-Lid Cleanser, CelleRx or NeutroPhase with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the i-Lid Cleanser, CelleRx or NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

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

If our competitors develop products similar to i-Lid Cleanser, CelleRx or NeutroPhase, we may need to modify or alter our business strategy, which may delay the achievement of our goals. *

Competitors may develop products with similar characteristics to i-Lid Cleanser, CelleRx or NeutroPhase. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

If bacteria develop resistance to Aganocide compounds, i-Lid Cleanser, CelleRx or NeutroPhase, our potential revenues could be significantly reduced. *

Based on our understanding of the hypothesis of the mechanism of action of our Aganocide compounds and i-Lid Cleanser, CelleRx or NeutroPhase, we do not expect bacteria to be able to develop resistance to either of these compounds. However, we cannot assure you that one or more strains of bacteria will not develop resistance to our compounds, either because our hypothesis of the mechanism of action is incorrect or because a strain of bacteria undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lack of resistance to be a major factor in the commercialization of our product candidates, the discovery of such resistance would have a major adverse impact on the acceptability and potential sales of our products.

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

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, revenues from any products we develop could be disappointing. *

We currently have limited sales, marketing and distribution capabilities. To commercialize i-Lid Cleanser, CelleRx, NeutroPhase, or any other product candidate that may be approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties that can perform these services for us, such as PDI, Inc., Principle Business Enterprises in the U.S. and Pioneer Pharma Co. Ltd. in China. In the process of commercializing our products, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

Our ability to generate revenues from our current products and any products we develop will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from healthcare payers.

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

As of June 30, 2014, our officers and directors collectively controlled approximately 3,726,072 shares of our outstanding common stock (and approximately 3,867,291 shares of our common stock when including options held by them which were exercisable as of or within 60 days from June 30, 2014). Furthermore, as of June 30, 2014, our second largest stockholder is Dr. Ramin Najafi, our Chairman and Chief Executive Officer. Dr. Najafi individually, and through his family trust which he jointly controls with his wife Mrs. Farideh Najafi, owns 3,403,180 shares, or 6.70% of our outstanding common stock (including 17,812 options held by Dr. Najafi which are exercisable as of or within 60 days from June 30, 2014). As a result, Dr. Najafi, can significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Date: July 31, 2014	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: July 31, 2014	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporate by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the SEC on June 4, 2014 (SEC File No. 001-33678).)

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