Form 10-Q
period 2014-09-30
NovaBay Pharmaceuticals, Inc.
filed 2014-11-12
CIK 1389545

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 51,625,132 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets:
		September 30, 2014 and December 31, 2013	3

	2.	Consolidated Statements of Operations and Comprehensive Loss:
		Three and nine months ended September 30, 2014 and 2013, and for the cumulative period from July 1, 2002 (inception) to September 30, 2014	4

	3.	Consolidated Statements of Cash Flows:
		Nine months ended September 30, 2014 and 2013, and for the cumulative period from July 1, 2002 (inception) to September 30, 2014	5

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.		Controls and Procedures	27

	PART II
	OTHER INFORMATION

Item 1A.		Risk Factors	28

Item 6.		Exhibits	45

SIGNATURES			46

EXHIBIT INDEX			47

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,884	$10,500
Short-term investments	1,251	2,553
Accounts receivable	364	784
Inventory	405	231
Prepaid expenses and other current assets	514	723
Total current assets	10,418	14,791
Property and equipment, net	478	718
Other assets	147	141
TOTAL ASSETS	$11,043	$15,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$918	$1,674
Accrued liabilities	1,176	1,616
Deferred revenue	259	337
Total current liabilities	2,353	3,627
Deferred revenues - non-current	2,212	1,534
Deferred rent	164	136
Warrant liability	624	1,837
Total liabilities	5,353	7,134

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 120,000 shares authorized at September 30, 2014 and 65,000 shares authorized at December 31, 2013; 51,143 and 44,624 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	511	446

Additional paid-in capital	72,267	64,438
Accumulated other comprehensive loss	(9)	(15)
Accumulated deficit during development stage	(67,079)	(56,353)
Total stockholders' equity	5,690	8,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043	$15,650

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands, except per share data)	2014	2013	2014	2013	September 30, 2014
Sales:
Product revenue	$90	$(1)	$299	$78	$536
Cost of goods sold	42	43	189	82	359
Gross profit	48	(44)	110	(4)	177

Other revenue:
License, collaboration and distribution revenue	23	1,035	99	2,739	60,598
Other revenues	39	65	165	150	478
Total other revenue	62	1,100	264	2,889	61,076

Operating expenses:
Research and development	2,312	2,513	7,078	8,424	79,685
Sales, general and administrative	1,911	1,525	5,273	5,081	51,240
Total operating expenses	4,223	4,038	12,351	13,505	130,925
Operating loss	(4,113)	(2,982)	(11,977)	(10,620)	(69,672)

Non-cash gain (loss) on changes in fair value of warrants	(104)	(866)	1,213	(1,282)	1,365
Other income (expense), net	(2)	3	48	8	1,315

Loss before provision for income taxes	(4,219)	(3,845)	(10,716)	(11,894)	(66,992)
Provision for income taxes	—	(3)	(10)	(11)	(87)
Net loss	(4,219)	(3,848)	(10,726)	(11,905)	(67,079)

Change in unrealized gains (losses) on available-for-sale securities	3	6	6	(13)	(9)
Comprehensive loss	$(4,216)	$(3,842)	$(10,720)	$(11,918)	$(67,088)

Net loss per share:
Basic and diluted	$(0.08)	$(0.10)	$(0.22)	$(0.32)
Shares used in per share calculations:
Basic and diluted	50,821	37,467	48,995	37,166

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 1, 2002 (inception) to
(in thousands)	2014	2013	September 30, 2014
Cash flows from operating activities:
Net loss	$(10,726)	$(11,905)	$(67,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	240	2,769
Accretion of discount on short-term investments	—	—	(252)
Net realized loss on sales of short-term investments	29	19	166
Loss (gain) on disposal of property and equipment	(54)	—	259
Stock-based compensation expense for options and stock issued to employees and directors	654	705	7,616
Compensation expense for warrants issued for services	—	166	366
Stock-based compensation expense for options, warrants and stock issued to non-employees	121	98	1,460
Non-cash loss (gain) on changes in fair value of warrants	(1,213)	1,282	(1,365)
Taxes paid by LLC	—	—	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	583	671	(201)
(Increase) decrease in inventory	(175)	(40)	(406)
(Increase) decrease in prepaid expenses and other assets	195	115	(471)
Increase (decrease) in accounts payable and accrued liabilities	(1,115)	959	2,517
Increase (decrease) in deferred revenue	601	(604)	2,821
Net cash used in operating activities	(10,915)	(8,294)	(51,799)

Cash flows from investing activities:
Purchases of property and equipment	(63)	(36)	(3,565)
Proceeds from disposal of property and equipment	109	—	161
Purchases of short-term investments	(4,012)	(4,330)	(121,760)
Proceeds from maturities and sales of short-term investments	5,299	4,550	120,526
Cash acquired in purchase of LLC	—	—	516
Net cash provided by (used in) investing activities	1,333	184	(4,122)

Cash flows from financing activities:
Proceeds from preferred stock issuances, net	—	—	11,160
Proceeds from common stock issuances	179	425	9,071
Proceeds from exercise of options and warrants	6	1,884	5,012
Proceeds from initial public offering, net of costs	—	—	17,077
Proceeds from shelf offering, net of costs	6,781	—	20,364
Proceeds from stock subscription receivable	—	—	873
Proceeds from issuance of notes	—	—	405
Principal payments on capital lease	—	—	(157)
Proceeds from short-term borrowing	—	—	88
Principal payment on short-term borrowing	—	—	(88)
Proceeds from borrowings under equipment loan	—	—	1,216
Principal payments on equipment loan	—	—	(1,216)
Net cash provided by financing activities	6,966	2,309	63,805
Net increase (decrease) in cash and cash equivalents	(2,616)	(5,801)	7,884
Cash and cash equivalents, beginning of period	10,500	12,735	—
Cash and cash equivalents, end of period	$7,884	$6,934	$7,884

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“we,” “NovaBay” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of its non-antibiotic anti-infective products.

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

The financial statements have been prepared under the guidelines for Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2014, we continued to conduct clinical trials and had not commenced our planned principal operations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of September 30, 2014, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the three months ended September 30, 2014, revenues were derived from two distribution partners, service revenues and sales of i-Lid Cleanser and NeutroPhase. During the three months ended September 30, 2013, revenues were derived from two collaboration partners, two distribution partners, service revenues and sales of NeutroPhase.

During the nine months ended September 30, 2014, revenues were derived from one collaboration partner, two distribution partners, service revenues and sales of i-Lid Cleanser and NeutroPhase. During the nine months ended September 30, 2013, revenues were derived from two collaboration partners, two distribution partners, service revenues and sales of NeutroPhase.

As of September 30, 2014, 48% and 14% of accounts receivable was derived from two distribution partners and 15% of accounts receivable was derived from a vendor to which the Company sold equipment in June 2014. As of December 31, 2013, 98% of accounts receivable was derived from one collaboration partner and one distribution partner.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Sales—The Company sells NeutroPhase, CelleRx and i-Lid Cleanser through a limited number of distributors and directly to customers. We generally record product sales upon shipment to distributors at which time title and risk of loss pass to the distributors.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended September 30, 2014 and 2013, and nine months ended September 30, 2014 and 2013, there was no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Net loss	$(4,219)	$(3,848)	$(10,726)	$(11,905)

Basic shares	50,821	37,467	48,995	37,166
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	50,821	37,467	48,995	37,166

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.22)	$(0.32)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Stock options	8,181	7,181
Stock warrants	4,925	10,010
	13,106	17,191

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

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of the amendments is permitted for any annual or interim reporting period for which the entity’s financial statements have not been issued. The Company will adopt ASU No. 2014-10 on January 1, 2015. The adoption will have a material impact on the Company’s consolidated financial statements. The Company will no longer present incremental disclosure for development stage entities in its Annual Report on Form 10-K for the year ended December 31, 2014 and subsequently issued Forms 10-Q and 10-K, including consolidated financial statements for the cumulative period from July 1, 2002 (inception) to the reporting date and inception-to-date disclosures.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that effects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. The Company will adopt ASU No. 2014-12 on January 1, 2016. The adoption will not have a material impact on the Company’s consolidated financial statements, as the Company currently does not have share-based payment awards, which are subject to ASU No. 2014-12.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company will adopt ASU No. 2014-15 on January 1, 2016. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 3. INVESTMENTS

Short-term investments at September 30, 2014, and December 31, 2013, consisted of the following:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$360	$—	$(9)	$351
Certificates of deposit	900	—	—	900
	$1,260	$—	$(9)	$1,251

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$518	$—	$(14)	$504
Certificates of deposit	2,050	—	(1)	2,049
	$2,568	$—	$(15)	$2,553

All short-term investments at September 30, 2014, and December 31, 2013, mature in less than one year. Unrealized holding gains and losses classified as available-for-sale are recorded in accumulated other comprehensive loss.

The Company recognized realized losses of $11,000 and $5,000 for the three months ended September 30, 2014 and 2013, respectively. The Company recognized realized losses of $29,000 and $19,000, for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements Using

(in thousands)	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments:
Corporate bonds	$351	—	351	—
Certificates of deposit	900	—	900	—
Total short-term investments	1,251	—	1,251	—
Total assets	$1,251	$—	$1,251	$—

Liabilities
Warrant liability	$624	$—	$—	$624
Total liabilities	$624	$—	$—	$624

For the three and nine month periods ended September 30, 2014, as a result of the fair value adjustment of the warrant liability, the Company recorded a noncash loss on an increase in the fair value of the warrants of $104,000 and a noncash gain on a decrease in the fair value of the warrants of $1.2 million, respectively, in its consolidated statement of operations and comprehensive loss.

For the three and nine month periods ended September 30, 2013, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on an increase in the fair value of the warrants of $866,000 and $1.3 million, respectively, in its consolidated statement of operations and comprehensive loss. See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2013	$1,837
Adjustment to fair value at September 30, 2014	(1,213)
Total warrant liability at September 30, 2014	$624

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $255,000 and $251,000 for the three months ended September 30, 2014 and 2013, respectively. Rent expense was approximately $790,000 and $716,000 for the nine months ended September 30, 2014 and 2013, respectively

.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of September 30, 2014.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2014.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2014, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	September 30,
Assumption	2014	2013
Expected price volatility	70%	55%
Expected term (in years)	1.76	2.76
Risk-free interest rate	0.47%	0.56%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.18	$0.74

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

On November 14, 2013, the Company entered into an At-The-Market Offering Agreement (“ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”), as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $5.0 million from time to time.  For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378,000, or approximately $352,000 in net proceeds after deducting offering costs and commissions of $26,000. For the nine months ended September 30, 2014, the Company sold 796,412 shares for gross proceeds of $807,000, or approximately $726,000 in net proceeds after deducting offering costs and commissions of $81,000. Under the terms of the ATM Agreement, the Company paid to Ascendiant 3% of the gross proceeds of all sales made under the ATM Agreement.

On October 16, 2014, the Company entered into an At-The-Market Offering Agreement with Ascendiant under which we may offer and sell our common stock having aggregate sales proceeds of up to $10.0 million from time to time through Ascendiant as our sales agent. In connection with the new agreement we terminated the At-The-Market Offering Agreement with Ascendiant dated November 13, 2013. See Note 11 for details of the new agreement with Ascendiant.

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

Stock Warrants

On August 21, 2014, warrants to purchase 1,225,000 shares of common stock, issued in connection with our August 2009 shelf offering, with an exercise price of $2.75 per share, expired.

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were fully exercisable at September 30, 2014. During 2012, 22,500 of these warrants were exercised and the Company received $30,000 in cash upon exercise of the warrants.

In January 2012, warrants to purchase 60,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share for 30,000 of the shares and $3.75 per share for the remaining 30,000 shares and became exercisable monthly through September 30, 2012, were fully exercisable on September 30, 2014, and expire on January 2, 2016. The warrants were valued at approximately $34,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 75% and 89%, respectively, (2) a risk-free interest rate of 0.30% and 0.36% respectively and (3) an expected life of 2.36 and 2.98 years, respectively. The Company accounts for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three and nine months ended September 30, 2014 and 2013, related to these warrants.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2012, warrants to purchase 15,000 shares were issued to a vendor. These warrants were issued with an exercise price of $2.50 per share and 5,000 shares became exercisable on each of October 30, 2012, November 30, 2012, and December 30, 2012, and they all expired on September 30, 2014. The warrants were valued at approximately $4,000 using the Black-Scholes-Merton option-pricing model based upon the following assumptions: (1) expected price volatility of 72%, (2) a risk-free interest rate of 0.27% and (3) an expected life of 2.00 years. The Company accounted for the fair value of these warrants as an expense amortized over the vesting period of the warrants. The Company recognized no expense during the three and nine months ended September 30, 2014 and 2013, related to these warrants.

In March 2014, 1,400,000 warrants were issued in connection with our March Financing. These warrants were issued with an exercise price of $1.56 and expire on September 25, 2015. These outstanding warrants were fully exercisable at September 30, 2014.

The details of all outstanding warrants as of September 30, 2014, are as follows:

(in thousands, except per share data)	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2013	4,765	$1.72
Warrants issued	1,400	$1.56
Warrants expired	(1,240)	$(2.75)
Outstanding at September 30, 2014	4,925	$1.42

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of September 30, 2014, there were 579,062 shares available for future grant under the 2007 Plan.

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

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation Summary

The following table summarizes information about the Company’s stock options and restricted stock units outstanding at September 30, 2014, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Stock Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,164	$1.66
Options granted	1,687	$0.90
Restricted stock units granted	71	$—
Options exercised	(61)	$0.56
Restricted stock units vested	(56)	$—
Restricted stock units forfeited/cancelled	(3)	$—
Options forfeited/cancelled	(545)	$1.36
Outstanding at September 30, 2014	8,257	$1.53	6.55	$153

Vested and expected to vest at September 30, 2014	7,822	$1.56	6.42	$140

Vested at September 30, 2014	5,743	$1.72	5.46	$23

Exercisable at September 30, 2014	5,743	$1.72	5.46	$23

As of September 30, 2104, total unrecognized compensation cost related to unvested stock options and restricted stock units was $1.5 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.82 years.

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

During the nine months ended September 30, 2014 and 2013, the Company granted options to purchase an aggregate of 1.3 million shares of common stock to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine months ended September 30,
Assumption	2014	2013
Expected price volatility	77%	80%
Expected term (in years)	6.50	5.07
Risk-free interest rate	2.05%	1.13%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.62	$0.92

Additionally, during the nine months ended September 30, 2014 and 2013, the Company issued 48,267 and 0 shares of common stock, respectively, to employees.

For the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $212,000 and $194,000, respectively, for stock and option grants to employees and directors. For the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $654,000 and $705,000, respectively, for stock and option grants to employees and directors.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Awards to Non-Employees

During the nine months ended September 30, 2014 and 2013, the Company granted options to purchase an aggregate of 310,500 and 84,500 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2014	2013
Expected price volatility	79%	76%
Expected term (in years)	8.56	8.65
Risk-free interest rate	2.38%	2.02%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.67	$1.14

Additionally, during the nine months ended September 30, 2014 and 2013, the Company issued 34,000 and 33,000 shares of common stock, respectively, to non-employees in exchange for services.

For the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $40,000 and $29,000, respectively, related to non-employee stock and option grants. For the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $121,000 and $98,000, respectively, related to non-employee stock and option grants.

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

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Research and development	$96	$63	$220	$315
General and administrative	156	160	555	488
Total stock-based compensation expense	$252	$223	$775	$803

NOTE 9. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions.  The Company amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, Galderma S.A., exercised the option to continue with the development of impetigo and initiated a Phase 2 study.  In November 2013, the Company announced that the auriclosene Phase 2b clinical study of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to both improvements in the clinical study protocol and an optimized auriclosene formulation if the program moves forward.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Galderma paid to NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase. The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009 and a $3.25 million continuation fee and a $500,000 fee to expand the license to include the Asia-Pacific Territory in December 2010. These fees were recorded as deferred revenues and recognized as earned on a straight-line basis over the Company’s expected performance period. The initial upfront technology access fee was recognized over the initial 20 month funding term of the agreement through October 2010, and the continuation and license fees were recognized over the additional three year funding term of the agreement through November 2013.

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Amortization of Upfront Technology Access Fee	$—	$315	$1	$944
On-going Research and Development (FTE)	—	409	—	1,228
Materials, Equipment, and Contract Study Costs	—	257	—	268
Total	$—	$981	$1	$2,440

The Company had deferred revenue balances of $0 and $1,000 at September 30, 2014, and December 31, 2013, respectively, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology. As of September 30, 2014, the Company has earned $4.25 million in milestone payments. As of September 30, 2014, the Company has not earned or received any royalty payments under the Galderma agreement.

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

Revenue has been recognized under the agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Amortization of Upfront Technology Access Fee	$—	$—	$—	$42
On-going Research and Development (FTE)	—	—	—	87
Total	$—	$—	$—	$129

The Company had deferred revenue of $246,000 at both September 30, 2014, and December 31, 2013, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NeutroPhase Distribution Agreements

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the CFDA (formerly the SFDA, State Food and Drug Administration), which was submitted in December 2012. The distribution agreement provides that Pioneer Pharma Co., Ltd is entitled to receive cumulative purchase discounts of up to $500,000 upon the purchase of NeutroPhase product. The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratable over the product distribution period. During the three months ended September 30, 2014, NovaBay received $625,000 upon receipt of an MAA approval of the product from the CFDA.

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

During the three months ended September 30, 2014, the Company had three other smaller agreements and continues to seek additional distribution agreements.

Revenue has been recognized under these agreements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Amortization of Upfront Technology Access Fee	$1	$10	$15	$38
On-going Research and Development (FTE)	22	44	51	132
Total	$23	$54	$66	$170

The Company had deferred revenue of $2.2 million and $1.6 million at September 30, 2014, and December 31, 2013, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

NOTE 10. SEGMENT INFORMATION

The Company reports financial data for four reportable segments, coinciding with its four business units: dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of its business around the dermatology arena including the collaboration with Galderma and their impetigo clinical trial. The ophthalmology segment includes i-Lid Cleanser and its clinical trial on ophthalmology which it was conducting on its own. This segment also includes its i-case product which is currently in development phases. The urology segment covers its urinary catheter encrustation and blockage (UCBE) trials. The wound care segment encompasses the business around its NeutroPhase product, which went on the market in December 2012. Its remaining activities are immaterial and are shown as an aggregate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Revenues:
DermaBay (dermatology)	$—	$981	$5	$2,441
EyeBay (ophthalmology)	90	—	110	—
UroBay (urology)	—	—	—	—
MediBay (wound care)	22	52	253	248
Other	40	66	195	278
	$152	$1,099	$563	$2,967

Segment net income (loss):
DermaBay (dermatology)	$(468)	$514	$(1,073)	$220
EyeBay (ophthalmology)	(1,911)	(1,190)	(5,113)	(3,789)
UroBay (urology)	(608)	(622)	(1,827)	(2,405)
MediBay (wound care)	(1,068)	(1,317)	(3,259)	(3,594)
Other	(58)	(367)	(705)	(1,052)
	$(4,113)	$(2,982)	$(11,977)	$(10,620)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2014	2013	2014	2013

Segment net loss	(4,113)	(2,982)	(11,977)	(10,620)
Non-cash (gain) loss on change in fair value of warrants	(104)	(866)	1,213	(1,282)
Other income (expense), net	(2)	3	48	8
Provision for income taxes	—	(3)	(10)	(11)
Net loss	$(4,219)	$(3,848)	$(10,726)	$(11,905)

NOTE 11. SUBSEQUENT EVENTS

On October 16, 2014, the Company entered into an At The Market Offering Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $10.0 million from time to time through Ascendiant as our sales agent. Sales of our common stock through Ascendiant, if any, will be made by means of ordinary brokers’ transactions on NYSE MKT or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Ascendiant. Ascendiant will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Ascendiant a commission of 3.0% of the gross sales proceeds of any common stock sold through Ascendiant under the Agreement. We have also provided Ascendiant with customary indemnification rights. In connection with the Agreement we terminated the At The Market Offering Agreement with Ascendiant dated November 13, 2013.

We are not obligated to make any sales of common stock under the Agreement. The offering of shares of the Company’s common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement, or (ii) termination of the Agreement in accordance with its terms.

NOVABAY PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-180460) declared effective by the SEC on May 1, 2012 (the “Registration Statement”) and a prospectus supplement filed with the SEC on October 16, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1  of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 6, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,””determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a biopharmaceutical company focused on addressing the unmet therapeutic needs of the global, topical anti-infective market with two distinct product categories: (1) our three commercial products containing Neutrox™ (our proprietary, manufactured pure hypochlorous acid solution): Advanced i-Lid™ Cleanser for the eye care market, NeutroPhase® for wound care, and CelleRx™ for the dermatology market; and (2) our clinical stage Aganocide® compounds.

Products Containing Neutrox

Our i-Lid Cleanser is an FDA 510(k)-cleared advanced eye lid and lash hygiene product. In August 2014, we launched a dedicated i-Lid Cleanser sales force in the United States. Our medical sales representatives are targeting both optometrists and ophthalmologists, explaining why i-Lid Cleanser is a significant advance in the management of blepharitis and associated “dry eye”. We estimate the U.S. market size to be approximately $500 million, and we have concluded that no other product offers what we expect to be the unique advantages of i-Lid Cleanser.  Importantly, we have determined that our i-Lid Cleanser is the first non-detergent, non-irritating product to be prescribed for these conditions.

NeutroPhase is an FDA 510(k)-cleared skin and wound cleanser which contains our proprietary Neutrox. We have concluded that NeutroPhase is the best suited product on the market to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. Internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Holdings Limited (HK:1345), or “Pioneer”, a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We recently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and i-Lid Cleanser. We are in the process of securing other partnerships for distribution around the world.

CelleRx is an FDA 510(k)-cleared topical solution specially designed to gently clean and ease discomfort following aesthetic dermatology and plastic surgery procedures. Recently introduced at The Aesthetics Meeting in April 2014, we anticipate that our CelleRx product will be a popular post-procedure product for the aesthetic surgery and dermatology markets.

Aganocide Compounds

Our first-in-class Aganocide compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives. The World Health Organization (WHO) approved a new generic nomenclature by which NVC-422 would be universally identified as auriclosene.

Having demonstrated therapeutic proof-of-concept, these compounds are well suited to treat and prevent a wide range of local, non-systemic infections.  We are currently developing our Aganocide compound for two large therapeutic markets:

Urology – Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of Auriclosene Irrigation Solution to reduce urinary catheter blockage and encrustation (UCBE) were announced in September 2013. Study CL1001 achieved the study’s primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We plan to initiate the next study in fourth quarter of 2014.

Dermatology - Partnered with Galderma, a leading dermatology company, we are developing a topical formulation of auriclosene (NVC-422) for treating impetigo, a highly contagious skin infection. In November 2013, NovaBay announced that a Phase 2b clinical study in impetigo, which was managed by Galderma, had been completed. While the study showed that the auriclosene formulation was safe and well tolerated, it did not meet its primary clinical endpoint. If the program moves forward, knowledge gained from the two previous impetigo studies is expected to lead to both improvements in the clinical study protocol and an optimized auriclosene formulation.

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

In April 2014, we announced that we were introducing a new eye hygiene product, i-Lid Cleanser. The product was introduced at the American Society of Cataract and Refractive Surgery in Boston in late April 2014. The use of i-Lid Cleanser, CelleRx and NeutroPhase as a skin and wound-cleansing solution has been already cleared by the FDA.

In April 2014, we announced that Dr. John R. Crew, Medical Director of the Advanced Wound Care Center at Seton Medical Center in Daly City, California, presented a poster at the Spring Symposium on Advanced Wound Care. Dr. Crew described how he successfully used NeutroPhase as an adjunct therapy to irrigate the wounds of four patients with life-threatening necrotizing fasciitis (also known as flesh-eating infections), in conjunction with an irrigation technique involving Negative Pressure Wound Therapy (NPWT). All of the patients recovered completely and none lost any limbs.

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

In August 2014, we initiated a marketing campaign and commercialization effort for the company’s new product, i-Lid Cleanser. The product launch is led by Glenn Moro, our new Vice President of Sales and Marketing. Our i-Lid Cleanser sales force has been deployed in 10 major metropolitan areas across the United States.

In August 2014, we announced that our NVC-422 ophthalmic formulation did not meet the primary or secondary endpoints in a Phase 2 BAYnovation clinical study in patients with adenoviral conjunctivitis. We do not intend to initiate any new studies of NVC-422 for this indication.

In September 2014, we created an Optometry Advisory Board to help oversee the development and marketing of our i-Lid Cleanser and other eye lid hygiene products. The five members of the new board are nationally known optometrists.

In September 2014, we featured our i-Lid Cleanser with Neutrox for the first time at the International Vision Expo & Conference, one of the most important contact lens and eye product conferences, covering everything from the latest medical information to trends in eyewear fashion.

In September 2014, NovaBay and China Pioneer Pharma Holdings, Limited (HK Stock Code: 01345), a leading marketer of branded pharmaceutical products and medical devices in China, announced that China’s Food and Drug Administration had cleared NovaBay’s NeutroPhase Skin and Wound Cleanser for sale throughout mainland China. We will be shipping NeutroPhase to China in the fourth quarter of 2014 to support Pioneer’s launch of the product.

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2014 and 2013

License, Collaboration, Distribution and Product Revenue

Total license, collaboration, distribution and product revenue was $152,000 for the three months ended September 30, 2014, compared to $1.1 million for the three months ended September 30, 2013. Total license, collaboration, distribution and product revenue was $563,000 for the nine months ended September 30, 2014, compared to $3.0 million for the nine months ended September 30, 2013. The decreases were related to the full amortization of the upfront payments from Galderma in 2013 and the end of the FTE funding period of the same contract, which was offset to some degree by increases in sales of NeutroPhase products.

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

Research and Development

Total research and development expenses decreased by 8% to $2.3 million for the three months ended September 30, 2014, compared to $2.5 million the three months ended September 30, 2013. Total research and development expenses decreased by 16% to $7.1 million for the nine months ended September 30, 2014, compared to $8.4 million the nine months ended September 30, 2013. The changes over the periods relate to the decrease in clinical activities as we completed our BAYnovation trial for viral conjunctivitis and we are near completion on our BACTOvation trial for bacterial conjunctivitis. In addition, we completed our urology (UCBE) trial in the second half of 2013.

We expect to incur increasing research and development expenses throughout 2014 and in subsequent years as we continue to develop product candidates, both independently and in collaboration with our commercial partners. In particular, we expect to incur substantially increased clinical expenses and ongoing manufacturing expenses in connection with our dermatology and urology programs.

Sales, General and Administrative

Sales, general and administrative expenses increased by 25% to $1.9 million for the three months ended September 30, 2014, from $1.5 million for the three months ended September 30, 2013. Sales, general and administrative expenses increased by 4% to $5.3 million for the nine months ended September 30, 2014, from $5.1 million for the nine months ended September 30, 2013. The increases are due to $0.5 million related to sales and marketing activities for launch of i-Lid Cleanser in the three months ended September 30, 2014. The increases are partially offset by lower travel and entertainment expenses in 2014 and warrant modification expense of $0.2 million for a warrant issued under our equity purchase agreement with Pioneer Pharma Co. Ltd., recorded in the nine months ended September 30, 2013.

We expect to incur increasing sales, general and administrative expenses throughout 2014 and in subsequent years as we support our launch of NovaBay’s Neutrox Family of products.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash, cash equivalents, and short-term investments of $9.1 million, compared to $13.1 million at December 31, 2013. We have incurred cumulative net losses of $67.1 million since inception through September 30, 2014. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. Cash received from our collaboration partners have totaled $66.0 million through September 30, 2014. Since December 31, 2013, we have raised net proceeds of $0.7 million related to sales of our stock through the ATM Agreement set up in 2013. In March 2014, we closed an additional financing in which we raised a total of $6.7 million, or approximately $6.0 million in net cash proceeds after deducting underwriting commissions of $0.5 million and other offering costs of $0.2 million. We continue to conclude that the capital generated through these sources is sufficient to fund our planned operations over the next twelve months. Our capital requirements going forward will depend on numerous factors including:

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

Cash Used in Operating Activities

For the nine months ended September 30, 2014, cash used in operating activities of $10.9 million was primarily attributable to our research and development and general administrative expenses of operating the company.

Cash Used in Investing Activities

For the nine months ended September 30, 2014, cash provided by investing activities of $1.3 million was primarily attributable to the effect of sales and maturities of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities of $7.0 million for the nine months ended September 30, 2014, was primarily attributable to proceeds from sales our common stock under our ATM agreement and the sale of common stock and warrants in our March financing.

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

Inflation

We do not anticipate that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future. There can be no assurances, however, that our business will not be affected by inflation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Our commitments at September 30, 2014 consist of an operating lease. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of September 30, 2014 is $4.1 million due over the lease term, compared to $4.5 million as of December 31, 2013.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2014, and December 31, 2013, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment. These risks have not changed substantively from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2014, except (1) for those risk factors marked with an asterisk (*), and (2) that we removed the risk factor relating to the voting power of our directors, officers and principal stockholders because our offering in March 2014 resulted in a reduced percentage of their voting power.

Risks Relating to Our Business

Our future success is largely dependent on the successful commercialization of i-Lid Cleanser, CelleRx, and NeutroPhase. *

The future success of our business is partially dependent upon the successful development and commercialization of i-Lid Cleanser, CelleRx, and NeutroPhase. We are dedicating a substantial amount of our resources to advance i-Lid Cleanser, CelleRx, and NeutroPhase as aggressively as possible over the next twelve months. If we encounter difficulties in the commercialization of i-Lid Cleanser, CelleRx, and NeutroPhase, we will not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. We believe we are creating an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of i-Lid Cleanser, CelleRx, and NeutroPhase. If this occurs, it will have an adverse impact on operations and ability to fund any ongoing clinical trials.

We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.*

As of September 30, 2014, we had cash and cash equivalents and short-term investments of approximately $9.1 million, which we believe is sufficient to fund our operations through at least the next twelve months at our current level of spending. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities as well as expand our sales activities with respect to i-Lid Cleanser. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of auriclosene, our primary Aganocide compound, or any of any of our other Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

Our future capital requirements will depend on many factors, including:

●	the ramp and amount of our sales of i-Lid Cleanser and other products;

●	the extent to which we receive milestone payments or other funding from corporate partners, if any;

●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;

●	future clinical trial results;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the cost and timing of regulatory approvals;

●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

●	the effect of competing technological and market developments;

●	the costs associated with marketing and selling i-Lid Cleanser, CelleRx, and NeutroPhase;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We have a history of losses and expect that we will incur net losses in the future, and that we may never achieve or maintain sustained profitability. *

We have incurred net losses each year since our inception through September 30, 2014, with the exception of 2009. For the years ended December 31, 2013, 2012 and 2011, we had net losses of approximately $16.0 million, $7.0 million and $5.1 million, respectively. For the nine months ended September 30, 2014 we have net losses of approximately $10.7 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this or any other agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through September 30, 2014, we had an accumulated deficit of approximately $67.1 million. We have been, and expect to remain for the foreseeable future, engaged in research and development, in addition to our commercialization efforts. We have incurred substantial research and development expenses, which were approximately $12.5 million, $9.3 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively and $7.1 million for the nine months ended September 30, 2014. We expect to continue to make, for at least the next several years, expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We also expect to incur substantial marketing and sales expenses as we have just recently launched i-Lid Cleanser. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

●	incur commercialization expenditures for i-Lid Cleanser and other products;

●	conduct pre-clinical studies and clinical trials for our product candidates in different indications;

●	develop, formulate, manufacture and commercialize our product candidates either independently or with partners;

●	pursue, acquire or in-license additional compounds, products or technologies, or expand the use of our technology;

●	maintain, defend and expand the scope of our intellectual property; and

●	hire additional qualified personnel.

We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully market and sell our products, or develop, obtain regulatory approval for and commercialize auriclosene, either independently or with partners, we will not be able to generate sufficient revenues to achieve or maintain profitability in the future. Our failure to achieve and subsequently maintain profitability could have a material adverse impact on the market price of our common stock.

We have limited data on the use of some of our products in humans and will need to perform costly and time consuming clinical trials to bring our products to market. *

Much of the data that we have on our auriclosene compound is from in-vitro (laboratory) studies, in-vivo animal studies, Phase 1 human safety studies, or some small-scale Phase 2a or other exploratory clinical studies. We will need to conduct additional Phase 2 and Phase 3 human clinical trials to confirm such results in larger patient populations to obtain approval from the FDA of our Aganocide drug product candidates. Often, positive in-vitro, in-vivo animal studies, or early human clinical trials are not followed by positive results in later clinical trials, and we may not be able to demonstrate that our Aganocide product candidates are safe and effective for indicated uses in humans or that they are active against antibiotic resistant microbes, do not allow pathogens to develop resistance or are active against bacteria in biofilm. In addition, for each indication, we estimate that it will take between three and five years to conduct the necessary clinical trials. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved Aganocide product for commercialization or achieve sales or profits.

If we are unable to develop and obtain regulatory approval for our Aganocide compounds, we may never generate product revenues from our Aganocide compounds. *

To date, our revenues have been derived mainly from research and development collaboration and license agreements. We have not yet generated any substantial revenue from i-Lid Cleanser and CelleRx. We have generated only limited revenues from sales of NeutroPhase, and we cannot guarantee that we will ever be able to generate substantial revenue from i-Lid Cleanser, CelleRx or NeutroPhase. Our Aganocide compounds are still in development and we will not be able to generate commercial revenue from the sale of these product candidates until we have received regulatory approval for them. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. For example, in August 2014 we announced that our ophthalmic formulation of auriclosene did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis, and that we do not intend to initiate any new studies of auriclosene for this indication. Our commercial revenues from sales of Aganocide products will be derived from sales of products that may not be commercially available for at least the next several years. If we are unable to successfully advance or develop our Aganocide compounds, it will have a material adverse effect on our business.

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

We have limited experience in developing drugs and medical devices, and we may be unable to commercialize some of the products we develop. *

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

Success in early clinical trials often is not replicated in later studies, and few research and development projects result in commercial products. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would eliminate or adversely impact the timing for revenues from those product candidates. For example, in August 2014 we announced that our ophthalmic formulation of auriclosene did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis, and that we do not intend to initiate any new studies of auriclosene for this indication. If any future clinical study fails to demonstrate the safety and effectiveness of our product candidates, we may abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business.

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

Our current collaboration with Galderma may not result in future revenues or commercialization of future products, which would significantly limit our ability to develop and commercialize our dermatological products. *

We have an agreement with Galderma S.A. to develop and commercialize our Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions, excluding onychomycosis (nail fungus) and orphan drug indications. Our collaboration with Galderma is our only major collaboration in the human field, and so unless and until we enter into additional collaborations or are able to market products on our own, our only potential source of collaboration revenues is from Galderma.

In November 2013, we announced with Galderma that the auriclosene Phase 2 clinical study of impetigo had been completed, and that while the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. While the collaboration is still intact, we cannot assure you that future clinical trials, if any, will be successful, or that we will receive any remaining research funding, milestone payments or royalties, or that any valuable intellectual property will be created from this arrangement. If Galderma or NovaBay were to decide to not continue forward with this collaboration, our potential to generate future collaboration revenues would be significantly impaired.

We are funding the development of our Aganocide compounds for application in connection with the urinary tract, which we may not be able to do unless we are able to enter into a new collaboration with another collaboration partner. *

As we continue the development of auriclosene (NVC-422) for application in urology, we must fund such development ourselves unless we are able to enter into a collaboration with a collaboration partner, which we may not be able to do, especially because we previously had a collaboration and license agreement with Alcon, which was terminated in June 2011. If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene (NVC-422) for any application, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene (NVC-422) for these applications.

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

Our long-term success depends upon the successful development and commercialization of products other than auriclosene from our research and development activities.

Our long-term viability and growth will depend upon the successful development and commercialization of products other than auriclosene from our research and development activities. Product development and commercialization is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk remains that unexpected concerns may arise from additional data or analysis or that obstacles may arise or issues may be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, and enter into technology or pharmaceutical compound licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to enhance our ability to commercialize our product candidates and expand our product offerings or distribution. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of commercial partnering agreements, strategic alliances, joint ventures or in-licensing of compounds. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. If we in-license any additional compounds, we may fail to develop the product candidates, and spend significant resources before determining whether a compound we have in-licensed will produce revenues. Any future acquisitions or in-licensing by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

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

If third party vendors upon whom we intend to rely to conduct our preclinical studies or clinical trials do not perform, or fail to comply with strict regulations, the studies or trials of our product candidate may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business. *

        We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. Further, the FDA may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices or GCPs. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Senior Vice President, Ophthalmology, Senior Vice President of MediBay Division, Senior Vice President of Product Development, Vice President of Medical Affairs, Senior Vice President, Business Development and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

However, we do have redundant manufacturing and supply chain facilities.

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

Our product candidates may be classified as a drug or a medical device, depending on the mechanism of action or indication for use and prior precedent, and a change in the classification may have an adverse impact on our revenues or our ability to obtain necessary regulatory approvals. *

Several potential indications for our product candidates may be regulated under the medical device regulations of the FDA administered by the Center for Devices and Radiological Health and the same physical product may be regulated by the FDA’s Center for Drug Evaluation and Research for another indication. Alternatively the products could be classified as combination products, in which case both the device and drug centers jointly review the submission. The products may be designated by the FDA as a drug or a medical device depending upon the regulatory definition of a drug and a device, their primary mode of action and the indications for use or product claims.

The use of i-Lid Cleanser, CelleRx and NeutroPhase as a skin and wound-cleansing solution has been cleared by the FDA. The determination as to whether a particular indication is considered a drug or a device is also based in part upon precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development or post-commercialization for that indication could have a significant adverse impact due to the more rigorous and lengthy approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement. In many cases, reimbursement for devices is significantly lower than for drugs and there could be a significant negative impact on our revenues.

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

If we are unable to protect our intellectual property, our competitors could develop and market products similar to ours that may reduce demand for our products. *

Our success, competitive position and potential future revenues will depend in significant part on our ability to protect our intellectual property. We rely on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as confidentiality and nondisclosure agreements, to protect our intellectual property rights. We apply for patents covering our technologies as we deem appropriate.

We aggressively protect and enforce our patent rights worldwide. As of October 6, 2014 we hold 74 patents in various jurisdictions worldwide with 50 more patents pending. However, certain risks remain. There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the i-Lid Cleanser, CelleRx or NeutroPhase composition. This relatively weak patent portfolio leaves us vulnerable to competitors who wish to compete in the same market place with similar products. If a potential competitor introduces a similar method of using i-Lid Cleanser, CelleRx or NeutroPhase with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the i-Lid Cleanser, CelleRx or NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

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

Date: November 12, 2014	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
Chairman and Chief Executive Officer (duly authorized officer)

Date: November 12, 2014	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1	2014 Bonuses for Named Executive Officers (Incorporated by reference to the Company’s current report on Form 8-K as filed with the SEC on April 18, 2014 (SEC File No. 001-33678).)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document