Form 10-K
period 2014-12-31
NovaBay Pharmaceuticals, Inc.
filed 2015-03-26
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Mkt, was approximately $37,152,661. This figure excludes an aggregate of 3,750,372 shares of common stock held by officers and directors as of June 30, 2014. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 23, 2015, there were 61,113,056 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, NovaBay Pharma®, AvenovaTM, NeutroPhase®, CellerRx®, AgaNase®, Aganocide®, AgaDerm®, Neutrox™ and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include but are not limited to statements regarding our product candidates, market opportunities, competitions, strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

NovaBay Pharmaceuticals, Inc. is a biopharmaceutical company focused on addressing the unmet therapeutic needs of the global, topical anti-infective market with two distinct product categories: (1) our three commercial products containing Neutrox™ (our proprietary, stable, and pure hypochlorous acid solution), namely, Avenova™ (previously known as i-Lid Cleanser) for the eye care market, NeutroPhase® for wound care, and CelleRx™ for the dermatology market; and (2) our clinical stage Aganocide® compounds.

We were incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc., and subsequently changed our name to NovaBay Pharmaceuticals, Inc. In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” “the Company,” or “NovaBay” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.

Our Products

Beginning in 2012, we began reporting our financial data for four reportable segments, coinciding with our four business units: ophthalmology, wound care, dermatology and urology. For financial information regarding our business segments, see Note 14 to the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Commercial Products Containing Neutrox

NovaBay’s Neutrox™-containing cleanser was cleared by the US FDA as a prescription medical device for the cleansing and removal of microorganisms from wounds and skin. Neutrox™ is a novel pure, proprietary, stable formulation of hypochlorous acid (HOCl) in saline. Several products have been developed by NovaBay following the initial 510(k) clearance. HOCl has evolved over millions of years by the mammalian immune system to be the “molecule of choice” to destroy pathogens. In vitro studies with HOCl have demonstrated broad spectrum, anti-microbial, anti-inflammatory and anti-toxin activity in solution.

Three branded Neutrox-containing products are currently being commercialized as prescription medical devices: Avenova, NeutroPhase and CelleRx.

Avenova (Ophthalmology). Launched in the United States in 2014, Avenova™ (0.01% Neutrox) is the only Rx product for daily eyelid and eyelash hygiene. Cleansing with Avenova removes microorganisms and debris from the skin on eyelids and lashes without burning or irritation.

A growing number of patients with blepharitis, meibomian gland dysfunction, and dry eye have found Avenova to be soothing and effective at removing microorganisms and debris, and many key opinion leaders have embraced Avenova as an adjunct treatment for its positive results.

In August 2014, we launched a dedicated Avenova sales force in the United States. Our medical sales representatives are targeting both optometrists and ophthalmologists, explaining why Avenova is an advance in the management of blepharitis and associated “dry eye”. Avenova is distributed to pharmacies nationwide by McKesson Corporation and has been added to the Vision Source Independent Optometry Network. Vision Source is the largest independent optometry network in the country, representing 2,800 independent optometrist offices.

Avenova is well suited for daily use by the millions of Americans who suffer from chronic eye conditions like blepharitis and dry eye. We estimate the U.S. market size to be approximately $500 million, and we believe that no other products offer what we believe to be the unique advantages of Avenova.

NeutroPhase (Wound Care). Since its launch in the United States in 2013, NeutroPhase® has made a significant impact in wound care. Consisting of 0.03% Neutrox, NeutroPhase may be used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality. Recently, NeutroPhase has been found to be an effective irrigation solution as part of the adjunct treatment for Necrotizing Fasciitis (“NF”). Also known as flesh-eating disease, NF typically has a high mortality and amputation rate (30% and 70%, respectively) even with aggressive debridement and antibiotic treatment. In vitro studies have shown that in solution, NeutroPhase not only kills the microorganisms implicated in NF, but also neutralizes the toxins secreted by the microorganisms. Success using NeutroPhase as an irrigation solution has established it as an effective part of the adjunct treatment for this deadly disease.

We believe that NeutroPhase is a well suited product on the market to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Holdings Limited (HK: 1345), or “Pioneer”, a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We recently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova. In the U.S., NeutroPhase is distributed through our partner, Principle Business Enterprise (“PBE”). We are in the process of securing other partnerships for distribution around the world.

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx™ (0.015% Neutrox) is a gentle cleansing solution, which is effective for post laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, erythema, and exudate compared to Dakin solution that contains bleach impurities. CelleRx is a non-alcohol formulation that doesn’t dry or stain the skin, and most importantly, has been shown to reduce the patient’s down-time post procedure.

Products at Development Stage: Aganocide Compounds

Our first-in-class Aganocide compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives. The World Health Organization (WHO) approved a new generic nomenclature by which our novel compound NVC-422 would be universally identified as auriclosene.

These compounds are well suited to treat and prevent a wide range of local, non-systemic infections and have already demonstrated therapeutic proof-of-concept by positive results in three segments:

Urology – Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of Auriclosene Irrigation Solution to reduce urinary catheter blockage and encrustation (UCBE) were announced in September 2013. Study CL1001 achieved the study’s primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We initiated the next Phase 2 study, CL1401, in the fourth quarter of 2014.

Dermatology – We partnered with Galderma S.A., a leading dermatology company, to develop a topical formulation of auriclosene for impetigo and other dermatological applications auriclosene. In November 2013, we announced that a Phase 2b clinical study for impetigo, managed by Galderma, had been completed. While the study showed that the auriclosene formulation was safe and well tolerated, it did not meet its primary clinical endpoint. If the program moves forward, knowledge gained from the two previous impetigo studies is expected to lead to both improvements in the clinical study protocol and an optimized auriclosene formulation.

Ophthalmology -In August 2014, we announced that our auriclosene ophthalmic formulation did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis. The trial was a global, multi-centered, randomized study that enrolled patients with adenoviral conjunctivitis in the United States, India, Sri Lanka, and Brazil. No significant adverse events were reported in the trial. At this time, we have no plans to initiate any new studies of auriclosene for this indication. In December 2014, we completed a Proof-of-Concept study for bacterial conjunctivitis with our auriclosene ophthalmic formulation. The microbiology endpoint (primary) was not met although the clinical endpoints were met.

Our Technology and Research

In 2002, the World Health Organization predicted that within ten years we would enter a “post-antibiotic” era, where there would be infections for which there are no effective antibiotic treatments. This prediction is proving to be true as there are now more multi-drug resistant bacteria (also known as Superbugs) appearing, and even a few pan-resistant species.  Antibiotic compounds are naturally produced by microorganisms for billions of years as a way to defend against other invasive microorganisms.  The first commercially available antibiotic, penicillin, was discovered by Sir Alexander Fleming in 1928.  He found that the juice generated in certain molds killed Staph bacteria.  This ushered the golden age of antibiotics, leading to synthesis and isolation of over 150 antibiotics.  Within 20 years of wide use of penicillin, penicillin resistant staph has reached 80%.  It is of no surprise that one or more bacteria have shown resistance to all of our 150 commercially available antibiotics.   After all, bacteria have dealt with antibiotic assault for billions of years.  They have adapted, survived and thrived and will continue to do so in the future.  Many of the animal species including mammals with circulatory systems have evolved to be able to protect themselves by developing a unique series of molecules that are based on the chemistry of chlorine, such as hypochlorous acid and chlorotaurines.   Over millions of years, no pathogenic resistance has been seen with this class of compounds.

We have developed two separate categories of anti-infective products, each with distinctive chemical structures, unique properties and target indications. The two categories have strong similarities, both are based on molecules produced by white blood cells as the first line of defense against invading microbes. Unlike antibiotics, neither class of product can give rise to resistant bacteria, because each uses oxidation of essential microbial proteins as its mechanism of action. One category of products, which include Avenova™, NeutroPhase™ and CelleRx™, is based upon one patented, proprietary formulation of pure hypochlorous acid (Neutrox™)made via a proprietary manufacturing process. The other category of our anti-infective products are Aganocides® such as auriclosene. Aganocides are synthetic organic analogs of naturally occurring chlorotaurines, which are metabolites of hypochlorous acid. We have developed composition-of-matter patent-protected, rapidly acting Aganocides. In contrast to hypochlorous acid, they do not penetrate readily into cells and primarily affect surface/extracellular targets on bacteria, fungi and viruses. As a result, they have different medical uses than does hypochlorous acid, or Neutrox. As more antibiotics are thrown into the environment, we expect pathogenic-resistance to increase as a result of natural evolution.  Our Neutrox and Aganocide compounds have the potential of replacing a number of topical non-systemic antibiotics, hence reducing selective pressure put on bacteria in the environment.

Sub-lethal exposure of antibiotic to pathogen produces a rapid rise to resistance after several passages, while in established peer reviewed passage studies, no such resistance could be developed to our lead Aganocide compound, auriclosene.  We have subjected auriclosene to serial passages with a number of pathogens and have confirmed that no resistance develops even after many passages.  As expected, bacteria became resistant to control antibiotics tested in parallel.

In vitro studies, both Neutrox and Aganocide compounds have demonstrated efficacy against bacteria in biofilm.  Biofilm is a cocoon-like shield that forms around a colony of bacteria.  Once the biofilm is formed, bacteria in biofilm reproduce slowly and are protected from attack by the body’s killer cells by their biofilm shield.  We now understand that biofilm is a natural, ever present defense mechanism of bacteria.  Single free floating bacteria are much easier to kill than colonies consisting of millions of bacteria as found in biofilm.  Antibiotics are generally more effective against fast reproducing bacteria as opposed to bacteria in biofilm.  We continue to expand our understanding of the Neutrox and Aganocide’s action on biofilm.  In controlled laboratory studies, our Neutrox and Aganocide compounds were found to be effective at killing bacteria in biofilm.  We believe efficacy of Neutrox and Aganocide compounds in biofilm would be an important property that may contribute to their utility in many commercial applications.

Our Business Strategy- Focus on Ophthalmology Market

Following a comprehensive review of our assets, competitive positions, markets and market dynamics at the end of 2014, we have determined that focusing on our largest business segment- eye care affords us the best opportunity for near-term revenue growth and, ultimately, profitability and positive operating cash flow. In addition, we are committed to monetizing other assets. We have significantly reduced expenses to support programs outside of eye care, unless these programs are funded through collaborations or partnerships.

Our current business focus is on eye care. We have three top business priorities:

Revenue Growth in Eye Care – In February 2015, we increased our direct salesforce for the Avenova daily-use prescription eye care product to 35 medical representatives, most with more than 10 years of experience.

Product Line Expansion in Eye Care – We continue to develop innovative products for the eye care market and plan to add new products currently in development in the next 12 to 18 months.

Partnerships to Monetize Other Assets – While we remain committed to the partnerships we currently have in wound care with (1) China’s Pioneer Pharma, PBE in the U.S., Korea’s Shin-Poong Pharma and the Middle East’s Biopharm Group to market NeutroPhase; (2) in animal care with Virbac; and (3) in dermatology with Galderma, we intend to seek additional sources of revenue and reduce expenses by licensing or selling select non-core assets.

Revenue Growth in Eye Care

The eye care market that we are currently reaching through our direct medical sales representatives is very large. An estimated 30 million Americans suffer from eyelid conditions such as blepharitis, meibomian gland dysfunction (MGD) or dry eye syndrome, collectively representing an estimated $500 million annual market in the U.S. alone. In January 2015, we rebranded of what was previously known as i-Lid Cleanser to Avenova, in order to more clearly differentiate this prescription product from over-the-counter (OTC) detergent-based lid wipes. Our prescription only Avenova offers advantages as a part of the regimen for managing these disorders compared with alternative regimens that include antibiotics, steroids and detergent-based OTC cleansers.

In August 2014, we started commercialization of Avenova with 10 direct medical sales representatives led by Glenn Moro, our Vice President, Sales and Marketing Avenova. Mr. Moro is a proven eye care industry marketing leader who worked for Alcon Laboratories, Inc. for 27 years in various leadership marketing and sales roles, culminating in the position of Global Director of Marketing for the Contact Lens Care products. Based on the metrics and current performance, we expanded the sales force to 35 sales representatives in February 2015. These sales representatives are calling on ophthalmologists and optometrists across the United States. Based on extensive market research, we have assigned our sales representatives in the markets across the U.S. representing the highest sale potential. NovaBay’s distribution agreements with McKesson Corporation and Vision Source have made our Avenova product available in 90 percent of the nation’s 67,000 pharmacies and in optometrists’ and ophthalmologists’ offices all across the U.S.

With the active support of the key opinion leaders who have joined our Ophthalmic and Optometry Advisory Boards, we expect to continue our active educational and marketing programs throughout 2015. We plan to have a very active presence at major eye care conference in the coming months, including the American Academy of Ophthalmology, the American Optometric Association, the American Society of Cataract and Refractive Surgery Conferences and the South Eastern Congress of Optometry, as well as numerous Vision Expo meetings held around the U.S.

At meetings, in professional publications and in surveys, nationally prominent ophthalmologists and optometrists are reporting on the improvements in eye care from the use of Avenova. Some patients also say that Avenova has brought long-sought relief after years of suffering.

Product Line Expansion in Eye Care

We plan to continue to innovate in eye care by developing or acquiring new products to be sold by our field force of medical representatives.

We are developing new formulations of our Neutrox and Aganocide product categories that we believe will strengthen our position as an eye care innovator. We intend to create strong proprietary and clinical positions with novel formulations of Neutrox for the management of blepharitis and dry eye disease. An Aganocide-based topical product may complement the action of Neutrox-based solutions. We also are developing a product that we believe could improve the care of contact lenses. We expect to introduce this product in the first half of 2015.

We are actively evaluating a number of existing products to be synergistic with and complement Avenova. All products under consideration are intended to leverage our field force of medical representatives and bolster productivity.

Partnerships to Monetize Other Assets

We intend to consider strategic alternatives for our assets and technology for programs not related to eye care. We plan to retain and support our partnerships to market NeutroPhase with our partner worldwide, PBE, China Pioneer Pharma, Shin-Poong Pharma and the Biopharm Group. The potential markets are significant, with an estimated 24 million people suffering from diabetic ulcers and other chronic wounds in China alone, and millions more in Middle Eastern countries.

We also see a value in the proven ability of our auriclosene (NVC-422) product to reduce the encrustation and blockage of in-dwelling urinary catheters. We are working with investment bankers to monetize that value by identifying the right partner. We are also working to sell or out-license our efforts in cosmetic surgery/aesthetic dermatology and other areas. In the event that we enter into a co-development collaboration or licensing agreement with a proven market leader, this strategy provides the benefit of their product development expertise and proven commercial capabilities. In these collaborations, our strategy has been to defray the development costs while retaining participation in the long-term commercial economics of our products.  This strategy enhances our probability of success in product and commercial development. In many instances, we believe we can build upon the safety data generated in one indication to accelerate early development of other indications. We are also learning from our own and our partners’ experience in developing appropriate formulations and usage of our compounds.  The more development programs that are undertaken by our partners and by us, the greater product development synergy we expect to achieve.

Research and Development

As of December 31, 2014, we had 14 employees dedicated to research and development. Our research and development expenses consist primarily of personnel-related expenses, laboratory supplies and contract research services provided to our research, development and clinical groups. We expense our research and development costs as they are incurred. Research and development expenses for 2014, 2013 and 2012 were $9.5 million, $12.5million and $9.3 million, respectively. All of our research and development employees are engaged in drug research, development and clinical activities. Starting fourth quarter of 2014, we are reducing research and development expenses to support programs outside of eye care, unless these programs are funded through collaborations or partnerships.

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

As of December 31, 2014, we owned ten (10) issued patents in the U.S., eighty nine (89) issued foreign patents and thirty seven (37) pending patent applications in the U.S. and various foreign jurisdictions.  The expiration dates of the patents are between 2020 and 2029.  Patents that issue, if any, from our current pending patent applications will expire between 2025-2033, which is approximately twenty years from their individual filing dates.  We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek further protection of our technology.

Our patents and patent applications cover compositions of matter relating to our proprietary Aganocide® compounds, methods of use of NeutroPhase and/or our Aganocide® compounds, method of manufacture and various corresponding formulations and utility.  Several of these patents will have patent term extensions, depending on the length of time required to conduct clinical trials. Some of our patents provide coverage for a method of treating burns or promoting wound healing, tissue repair or tissue regeneration using a specific range of formulations of hypochlorous acid. Others provide composition-of-matter coverage for our lead development candidate, auriclosene, and other Aganocide compounds.

We have trademarks, both registered and unregistered, which provide distinctive identification of our products in the marketplace. NovaBay®, NovaBay Pharma®, CelleRx®, AgaNase®, Aganocide®, AgaDerm®, NeutroPhase®, and Going Beyond Antibiotics® are our registered trademarks in the United States and in various other foreign jurisdictions. Applications for the registration of the following trademarks are pending in the U.S. and various corresponding foreign jurisdictions: Avenova™, Neutrox™, OmniPhase™, and Phase One™.

Competition

Avenova. Our Avenova product is competing in the lid and lash hygiene market. There are a lot of companies that sell lid and lash scrubs, most of these are surfactant based, such as lid scrubs, a baby shampoo, or a warm towel. Avenova neutralizes bacterial toxins in vitro and is the only prescription product designed for continuous daily eyelid hygiene.

NeutroPhase. NeutroPhase is competing in a crowded skin and wound cleanser market with many old and low priced products with similar indications for use. However, we believe there is currently no dominant product in this indication.

CelleRx. CelleRx is competing in the cosmetic surgery and aesthetic dermatology space as an adjunct therapy for the pre/post procedural phase of chemical and laser facial skin peels. Currently many generic creams and salves as well as home mixed acetic acid potions are used for this purpose. We believe that CelleRx is clearly differentiated in this field. CelleRx is the only Rx product with 510(k) clearance for use as a skin and wound cleanser which is safe, soothing and has broad spectrum antimicrobial action in solution. Many clinicians have used the product clinically and have reported excellent results.

We believe the principal competitive advantage of our Avenova, NeutroPhase and CelleRx products in our target markets include the fact that in-vitro studies show their effectiveness in killing bacteria, fungi and viruses, including bacteria in biofilm, very low potential for the development of resistance, fast time to kill bacteria, wide safety margin, low side-effect profile and cost effectiveness.

We believe that our Aganocide compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development of which we are aware, because our Aganocide compounds could be used to prevent infections or to treat infections with bacterial and viral components, such as conjunctivitis.

Manufacturing and Supply

We have two contract manufacturing organizations (each a “CMO”), which manufacture our products in the U.S. Our CMOs are fully validated and compliant with all applicable FDA and Good Manufacturing Practices (“GMP”) regulations. We believe that we have adequate capacity to fulfill all our supply requirements for the foreseeable future.

Sales and Marketing

In the fourth quarter of 2014, we initiated a marketing campaign and commercialization effort in the U.S. for our rebranded product, Avenova.  The product launch was led by Glenn Moro, our new Vice President of Sales and Marketing for Avenova. Before joining us, Mr. Moro had worked in various sales and marketing positions for 27 years at eye care giant Alcon Laboratories, most recently as Global Director of Marketing.  At Alcon, Moro led the successful launches of several new products, including the contact lens solutions OPTI-FREE® PureMoist® and OPTI-FREE® RepleniSH®.

The marketing campaign targets both optometrists and ophthalmologists, explaining why Avenova is an advance in the care of “dry eye” and blepharitis. We estimate the U.S. market size to be approximately $500 million with currently no products offering what we believe are the advantages of Avenova.

Since August 2014, our Avenova sales force has been deployed in 10 major metropolitan areas across the United States. Our newly launched sales and marketing campaign initially targeted major urban areas where large numbers of individuals suffer from dry-eye and blepharitis. These markets include New York City, Los Angeles, Boston, Atlanta, San Francisco and other high value markets around the United Sates. The sales representatives recruited for this effort all have extensive experience with eye care products and medical devices—a skill set critical for rapid clinical adoption of Avenova.

Based on the metrics and current performance, we expanded the sales force to 35 representatives in February 2015.

In the fourth quarter of 2014, we signed distribution agreements with McKesson Corporation and Vision Source, which have made our Avenova product available in 90 percent of the nation’s 67,000 pharmacies and in optometrists’ and ophthalmologists’ offices all across the U.S. In January 2015, we signed a nationwide distribution agreement for our Avenova product with Cardinal Health which further strengthens its availability in the U.S.

In September 2014, China’s Food and Drug Administration had cleared our NeutroPhase Skin and Wound Cleanser for sale throughout mainland China. In November 2014, Taiwan’s Food and Drug Administration has cleared our NeutroPhase Skin and Wound Cleanser for sale in Taiwan. We began shipping NeutroPhase to China and Taiwan in the fourth quarter of 2014 to support launch of our NeutroPhase Skin and Wound Cleanser by China Pioneer Pharma Holdings, Limited.

In December 2014, we signed an exclusive distribution agreement for our NeutroPhase Skin and Wound Cleanser with the Biopharm Group, a leading pharmaceutical company in the Middle East, headquartered in Cairo, Egypt. Under the terms of the agreement, Biopharm will market NeutroPhase in Egypt, Saudi Arabia, Algeria, Sudan and Libya.

We also have regulatory clearance for our NeutroPhase Skin and Wound Cleanser in Singapore, Malaysia and South Korea, and are currently in the process of seeking one or more distributors in those countries.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, export and marketing of our products and product candidates are subject to extensive regulation by the FDA, state agencies and comparable regulatory authorities in other countries, such as the European Union and China. Because our programs involve product and product candidates that are considered as medical devices and others that are drugs, we intend to submit applications to regulatory agencies for approval or clearance of both drug and medical device product candidates, as applicable.

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

Our products are classified by the FDA as a drug or a medical device depending upon the mechanism of action and indications for use or claims. We have three products regulated as medical devices: Avenova for ophthalmology, NeutroPhase advanced skin and wound cleanser and CelleRx for cosmetic surgery. Formulations of auriclosene in clinical trials are currently being developed as drugs under U.S. Investigational New Drug (IND) applications.

Drug Approval Process

The process required by the FDA before a drug may be marketed in the U.S. generally involves satisfactorily completing each of the following:

●	preclinical laboratory tests, animal studies, toxicology and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;
●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●

performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication; these clinical trials must be conducted in accordance with Good Clinical Practice (GCP) Guidelines, including Institutional Review Board oversight of the consent of subjects and registration of applicable studies with clinicaltrials.gov; clinical trials generally progress through Phase 1, 2 and 3, testing, respectively, initial safety in healthy volunteers, efficacy, safety and dose range finding studies in target patient populations, and finally, testing of the commercial dose, formulation and indication at multiple sites in randomized, placebo-controlled studies that must provide replicate evidence of safety and effectiveness;

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

There is continuing and pervasive FDA regulation of drug product manufacturing, labeling, distribution, advertising and promotion once a product is approved, and approval may be subject to additional required clinical studies or risk evaluation and mitigation strategies, or REMS.

Medical Devices

We have FDA’s 510(k) clearance for our Neutrox-containing product line. Three branded products are currently being commercialized as prescription medical devices: Avenova, NeutroPhase and CelleRx.

Unless an exception applies, each medical device we wish to commercialize in the U.S. will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Any post-clearance modifications made to a 510(k) device may require the submission of a new 510(k) notification prior to commercialization.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring human clinical study prior to premarket approval. Our ability to obtain 510(k) clearance for future device products may be adversely impacted by regulatory changes. We are also preparing to register our products in the EU though the CE Marking process.

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

In 2013, we become an ISO 13485 certified medical device manufacturer. ISO 13485 is an International Organization for Standardization (ISO) standard, published in 2012, that represents the requirements for a comprehensive quality management system for the design and manufacture of medical devices.  The ISO 13485 requirements include:

●	management review of quality management systems;
●	maintaining quality management systems, which requires management oversight and implementation of the design, manufacture, labeling and post-commercialization activities of a product;
●	successfully passing unannounced surveillance audits; and
●	promptly reporting and correcting incidents.

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

Third Party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical and medical device products depend in significant part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payers.

Avenova is not reimbursable from Medicare and private payers. We price this product to be competitive to a final consumer, as compared to a standard consumer’s co-payment for reimbursable prescription products.

Our Aganocide products are currently in the development stage. We may seek reimbursement from Medicare and private payers in the future for our Aganocide products. Aganocide products from which we may receive revenue in the future may not be considered cost-effective, and reimbursement may not be available or sufficient to allow these products to be sold on a competitive and profitable basis.

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

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

We are subject to healthcare compliance and transparency requirements concerning our marketing of products to healthcare providers. Any failure by us to comply with federal and state laws and regulations in this area may result in fines, exclusion from participation in government healthcare programs, contractual damages, reputational harm and the imposition of burdensome consent decrees or integrity agreements.

Employees

As of December 31, 2014, we had 32 full-time employees and 5 part-time employees, or 34 full-time equivalents, including 8 with doctoral degrees. Of our workforce, 14 full-time equivalents were engaged in research and development, 11 in finance, legal and administration and 9 were engaged in sales and marketing. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our corporate website, located at www.novabay.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

Risks Relating to Our Business

Our future success is largely dependent on the successful commercialization of Avenova, CelleRx, and NeutroPhase.

The future success of our business is largely dependent upon the successful commercialization of Avenova, CelleRx, and NeutroPhase. We are dedicating a substantial amount of our resources to advance Avenova and certain resources to advance CelleRx and NeutroPhase as aggressively as possible over the next twelve months. If we encounter difficulties in the commercialization of Avenova, CelleRx, and NeutroPhase, we will not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. We believe we are creating an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova, CelleRx, and NeutroPhase. If this occurs, it will have an adverse impact on operations and ability to fund any future development or ongoing clinical trials.

We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.

As of December 31, 2014, we had cash and cash equivalents and short-term investments of approximately $5.4 million. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities as well as expand our sales activities with respect to Avenova. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of auriclosene, our primary Aganocide compound, or any of any of our other Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

Our future capital requirements will depend on many factors, including:

●	the ramp and amount of our sales of Avenova and other products;
●	the extent to which we receive milestone payments or other funding from corporate partners, if any;
●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the costs associated with marketing and selling Avenova, CelleRx, and NeutroPhase;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We have incurred net losses each year since our inception through December 31, 2014, with the exception of 2009. For the years ended December 31, 2014, 2013 and 2012, we had net losses of approximately $15.2 million, $16.0 million and $7.0 million, respectively. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this or any other agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through December 31, 2014, we had an accumulated deficit of approximately $71.5 million. We have been, and expect to remain for the foreseeable future, engaged in research and development, in addition to our commercialization efforts. We have incurred substantial research and development expenses, which were approximately $9.5 million, $12.5 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to make, for at least the next several years, expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We also expect to incur substantial marketing and sales expenses as we have just recently launched Avenova. We expect to incur substantial losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

●	incur commercialization expenditures for Avenova and other products;

●	conduct pre-clinical studies and clinical trials for our product candidates in different indications;

●	develop, formulate, manufacture and commercialize our product candidates either independently or with partners;

●	pursue, acquire or in-license additional compounds, products or technologies, or expand the use of our technology;

●	maintain, defend and expand the scope of our intellectual property; and

●	hire additional qualified personnel.

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

We have limited data on the use of some of our products in humans and will need to perform costly and time consuming clinical trials to bring our product candidates to market.

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

To date, our revenues have been derived mainly from research and development collaboration and license agreements. We have not yet generated any substantial revenue from Avenova and CelleRx. We have generated only limited revenues from sales of NeutroPhase, and we cannot guarantee that we will ever be able to generate substantial revenue from Avenova, CelleRx or NeutroPhase. Our Aganocide compounds are still in development and we will not be able to generate commercial revenue from the sale of these product candidates until we have received regulatory approval for them. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. For example, in August 2014 we announced that our ophthalmic formulation of auriclosene did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis, and that we do not intend to initiate any new studies of auriclosene for this indication. Our commercial revenues from sales of Aganocide products will be derived from sales of products that may not be commercially available for at least the next several years. If we are unable to successfully advance or develop our Aganocide compounds, it will have a material adverse effect on our business.

We have three commercialized products, Avenova, CelleRx and NeutroPhase, and if these products do not gain market acceptance, our business will suffer. *

A number of factors may affect the market acceptance of Avenova, CelleRx and NeutroPhase, or any other products we develop or acquire, including, among others:

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

In November 2013, we announced with Galderma that the auriclosene Phase 2 clinical study of impetigo had been completed, and that while the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. While the collaboration is still intact, we cannot assure you that future clinical trials, if any, will be successful, or that we will receive any remaining research funding, milestone payments or royalties, or that any valuable intellectual property will be created from this arrangement. If Galderma or NovaBay were to decide to not continue forward with this collaboration, our potential to generate future collaboration revenues would be significantly impaired. There is currently no specific progress being made toward a stated collaboration milestone.

We are funding the development of our Aganocide compounds for application in connection with the urinary tract, which we may not be able to do unless we are able to enter into a new collaboration with another collaboration partner.

As we continue the development of auriclosene (NVC-422) for application in urology, we must fund such development ourselves unless we are able to enter into a collaboration with a collaboration partner, which we may not be able to do, especially because we previously had a collaboration and license agreement with Alcon, which was terminated in June 2011. If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene for any application, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene for these applications.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and if we do enter into collaborations, these collaborations may not be successful. Our current and future success depends in part on our ability to enter into successful collaboration arrangements and maintain the collaboration arrangement we currently have with Galderma. There is currently no specific progress being made toward a stated collaboration milestone. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We do not have our own manufacturing capacity, and we rely on partnering arrangements or third-party manufacturers for the manufacture of our products and potential products.

We do not currently operate manufacturing facilities for production of our product and product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. As a result, we have partnered and expect to partner with third parties to manufacture our products or rely on contract manufacturers to supply, store and distribute product supplies for our clinical trials. Any performance failure on the part of our commercial partners or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and reducing or delaying product revenues.

Our products and product candidates will require precise, high quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers and partners often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers and partners are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with Quality Systems Regulations, current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party compliance with these regulations and standards. If any of our manufacturers or partners fails to maintain compliance, the production of our products could be interrupted, resulting in delays, additional costs and potentially lost revenues.

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

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability. Also, we currently rely on a contract salesforce for marketing our Avenova product. Success in our product sales depends on our ability to hire and manage effective salesforce.

Our success largely depends on the skills, experience and efforts of our officers, especially our Chief Executive Officer, Chief Financial Officer, Senior Vice President, Ophthalmology, Senior Vice President of MediBay Division, Senior Vice President, Business Development, Vice President, Sales and Marketing Avenova, and other key employees. The efforts of each of these persons is critical to us as we continue to develop our technologies and as we attempt to transition into a company with commercial products. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our ability to compete effectively, develop our technologies and implement our business strategies.

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

We currently rely on a contract salesforce for marketing our Avenova product. Success in our product sales depends on our ability to hire effective salesforce and keep salesforce motivated if sales growth slow or future products do not materialize.

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

We aim to obtain regulatory approval in the U.S. as well as in other countries. To obtain regulatory approval to market our proposed products outside of the U.S., we and any collaborator must comply with numerous and varying regulatory requirements in other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ significantly from that required to obtain FDA approval. The regulatory approval process in other countries includes all of the risk associated with FDA approval as well as additional, presently unanticipated risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects associated with regulatory approval in the U.S., including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the product may be marketed. In addition, failure to comply with applicable regulatory requirements in other countries can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

If we are unable to design, conduct and complete clinical trials successfully, we will not be able to obtain regulatory approval for our product candidates.

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

Government agencies may establish usage guidelines that directly apply to our products or proposed products or change legislation or regulations to which we are subject.

Government usage guidelines typically address matters such as usage and dose, among other factors. Application of these guidelines could limit the use of our products and products that we may develop. In addition there can be no assurance that government regulations applicable to our products or proposed products or the interpretation thereof will not change and thereby prevent the marketing of some or all of our products for a period of time or permanently. The FDA’s policies may change and additional government regulations may be enacted that could modify, prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or in other countries.

Our product candidates may be classified as a drug or a medical device, depending on the mechanism of action or indication for use and prior precedent, and a change in the classification may have an adverse impact on our revenues or our ability to obtain necessary regulatory approvals.

Our Neutrox products are regulated under the medical device regulations of the FDA administered by the Center for Devices and Radiological Health and the same physical product for another indication and our Agancocide product candidates may be regulated by the FDA’s Center for Drug Evaluation and Research. Alternatively the products could be classified as combination products, in which case both the device and drug centers jointly review the submission. The products may be designated by the FDA as a drug or a medical device depending upon the regulatory definition of a drug and a device, their primary mode of action and the indications for use or product claims.

The use of Avenova, CelleRx and NeutroPhase as a skin and wound-cleansing solution has been cleared by the FDA. The determination as to whether a particular indication is considered a drug or a device is also based in part upon precedent. A reclassification by the FDA of an indication from a device to a drug indication during our development or post-commercialization for that indication could have a significant adverse impact due to the more rigorous and lengthy approval process required for drugs, as compared to medical devices. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a drug to a device could result in a change in classification for reimbursement

We and our collaborators are and will be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and which may limit our ability to commercialize our medical device and drug products and candidates.

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

If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities. *

The product candidates we are developing or attempting to develop will, in most cases, undergo extensive clinical testing and will require approval from the applicable regulatory authorities prior to sale. However, despite all reasonable efforts to ensure safety, it is possible that we or our collaborators will sell products, including Avenova and NeutroPhase, which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

As a result of our clinical development, we will have access to very sensitive data regarding the patients enrolled in our clinical trials. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act, or HIPAA, create national standards to protect patients’ medical records and other personal information in the U.S. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies like NovaBay. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to function profitably in the future.

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

We aggressively protect and enforce our patent rights worldwide. As of December 31, 2014, we owned ten (10) issued patents in the U.S.’ eighty nine (89) issued foreign patents and thirty seven (37) pending patent applications in the U.S. and various foreign jurisdiction. However, certain risks remain. There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the Avenova, CelleRx or NeutroPhase composition. This relatively weak patent portfolio leaves us vulnerable to competitors who wish to compete in the same market place with similar products. If a potential competitor introduces a similar method of using Avenova, CelleRx or NeutroPhase with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the Avenova, CelleRx or NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

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

If our competitors develop products similar to Avenova, CelleRx or NeutroPhase, we may need to modify or alter our business strategy, which may delay the achievement of our goals.

Competitors may develop products with similar characteristics to Avenova, CelleRx or NeutroPhase. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

If bacteria develop resistance to Aganocide compounds, Avenova, CelleRx or NeutroPhase, our potential revenues could be significantly reduced.

Based on our understanding of the hypothesis of the mechanism of action of our Aganocide compounds and Avenova, CelleRx or NeutroPhase, we do not expect bacteria to be able to develop resistance to either of these compounds. However, we cannot assure you that one or more strains of bacteria will not develop resistance to our compounds, either because our hypothesis of the mechanism of action is incorrect or because a strain of bacteria undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lack of resistance to be a major factor in the commercialization of our product candidates, the discovery of such resistance would have a major adverse impact on the acceptability and potential sales of our products.

If physicians and patients do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA has cleared or approves product candidates that we develop, physicians and patients may not accept and use them. Acceptance and use of our products may depend on a number of factors including:

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

We currently have limited sales, marketing and distribution capabilities. To commercialize our products successfully, we have to develop such capabilities internally or collaborate with third parties that can perform these services for us, such as PDI, Inc., Principle Business Enterprises in the U.S. and Pioneer Pharma Co. Ltd. in China. In the process of commercializing our products, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

The stock prices of many companies in the pharmaceutical and biotechnology industry have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

●	successful shifting in strategy to focus on eye care market started at the end of 2014;

●	the results of preclinical or clinical trials relating to our product candidates;

●	the announcement of new products by us or our competitors;

●	announcement of partnering arrangements by us or our competitors;

●	quarterly variations in our or our competitors’ results of operations;

●	announcements by us related to litigation;

●	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

●	developments in our industry; and

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

Market Information

Our common stock is listed on the NYSE Mkt, under the symbol “NBY.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Mkt:

	2014		2013
	High	Low	High	Low
First Quarter	1.47	1.03	1.49	1.10
Second Quarter	1.18	0.78	1.60	1.20
Third Quarter	1.30	0.69	2.03	1.26
Fourth Quarter	0.85	0.53	1.87	0.76

Holders

As of March 17, 2015, there were approximately 348 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Purchase of Equity Securities by the Issuer

During October 2014, we repurchased 1,367 shares from an employee at price of $0.78 per share to satisfy the statutory withholding tax liability upon the vesting of restricted share-based award.

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

	12/09	12/10	12/11	12/12	12/13	12/14

NovaBay Pharmaceuticals, Inc.	100.00	80.58	65.05	54.85	59.71	30.58
NYSE MKT Composite	100.00	129.56	133.75	140.87	150.79	153.24
RDG MicroCap Biotechnology	100.00	107.49	85.83	74.15	67.07	48.97

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Sales revenue	$684	$223	$14	$—	$—
Cost of goods sold	486	162	8	—	—
Gross profit	198	61	6	—	—
Other revenue:
License, collaboration and distribution revenue	158	3,045	6,855	10,993	9,754
Other revenue	212	209	78	26	—
Total other revenue	370	3,254	6,933	11,019	9,754
Operating expenses:
Research and development	9,511	12,461	9,275	9,911	8,616
Selling, general and administrative	7,935	6,340	5,973	5,429	5,654
Total operating expenses	17,446	18,801	15,248	15,340	14,270
Operating loss	(16,878)	(15,486)	(8,309)	(4,321)	(4,516)
Non-cash gain (loss) on change in fair value of warrants	1,664	(555)	1,439	(732)	—
Other income (expense), net	22	1	(155)	(30)	258
Loss before income taxes	(15,192)	(16,040)	(7,025)	(5,083)	(4,258)
Provision for income taxes	(2)	(2)	(2)	(2)	(50)
Net loss	$(15,194)	$(16,042)	$(7,027)	$(5,085)	$(4,308)
Net loss per share:
Basic	$(0.31)	$(0.42)	$(0.24)	$(0.20)	$(0.18)
Diluted	$(0.31)	$(0.42)	$(0.24)	$(0.20)	$(0.18)
Shares used in computing net loss per share:
Basic	49,626	38,183	29,448	25,773	23,326
Diluted	49,626	38,183	29,448	25,773	23,326

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,429	$13,053	$16,870	$14,138	$12,806
Working capital	3,607	11,163	15,108	11,720	11,031
Total assets	7,537	15,650	19,235	15,963	15,516
Equipment loan—current and non-current	—	—	—	—	106
Deferred revenue—current and non-current	2,425	1,871	1,892	2,250	3,689
Common stock and additional paid-in capital	73,395	64,884	54,373	42,672	38,703
Total stockholders’ equity	1,848	8,516	14,049	9,344	10,490

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes, ”determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a biopharmaceutical company focused on addressing the unmet therapeutic needs of the global, topical anti-infective market with two distinct product categories: (1) our three commercial products containing Neutrox™ (our proprietary, manufactured pure hypochlorous acid solution), namely, Avenova™ (previously known as i-Lid Cleanser) for the eye care market, NeutroPhase® for wound care, and CelleRx™ for the dermatology market; and (2) our clinical stage Aganocide® compounds.

Beginning in 2012, we began reporting our financial data for four reportable segments, coinciding with our four business units: ophthalmology, wound care, dermatology and urology. For financial information regarding our business segments, see Note 14 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

FDA 510(k)-Cleared Products: Containing Neutrox

NovaBay’s Neutrox™-containing cleanser was cleared by the US FDA as a prescription medical device for the cleansing and removal of microorganisms from wounds and skin. Neutrox™ is a novel pure, proprietary, stable formulation of hypochlorous acid (HOCl) in saline. Several products have been developed by NovaBay following the initial 510(k) clearance. HOCl has been perfected over millions of years by the mammalian immune system to be the “molecule of choice” to destroy pathogens. In vitro studies with HOCl have demonstrated broad spectrum, anti-microbial, anti-inflammatory and anti-toxin activity.

Three branded Neutrox-containing products are currently being commercialized as prescription medical devices: Avenova, NeutroPhase and CelleRx.

Avenova (Ophthalmology). Launched in the United States in 2014, Avenova™ (0.01% Neutrox) is the only Rx product for daily eyelid and eyelash hygiene. Cleansing with Avenova removes microorganisms and debris from the skin on eyelids and lashes without burning or irritation.

A growing list of patients with blepharitis, meibomian gland dysfunction, and dry eye have found Avenova to be soothing and effective at removing microorganisms and debris, and many key opinion leaders have embraced Avenova as an adjunct treatment for its positive results.

In August 2014, we launched a dedicated Avenova sales force in the United States. Our medical sales representatives are targeting both optometrists and ophthalmologists, explaining why Avenova is an advance in the management of blepharitis and associated “dry eye”. Avenova is distributed to pharmacies nationwide by McKesson Corporation and has been added to the Vision Source Independent Optometry Network. Vision Source is the largest independent optometry network in the country, representing 2,800 independent optometrist offices.

Avenova is well suited for daily use by the millions of Americans who suffer from chronic eye conditions like blepharitis and dry eye. We estimate the U.S. market size to be approximately $500 million, and we believe that no other products offer what we expect to be the unique advantages of Avenova.

NeutroPhase (Wound Care). Since its launch in the United States in 2013, NeutroPhase® has made a significant impact in wound care. Consisting of 0.03% Neutrox, NeutroPhase may be used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality. Recently, NeutroPhase has been found to be an effective irrigation solution as part of the adjunct treatment for Necrotizing Fasciitis (“NF”). Also known as flesh-eating disease, NF typically has a high mortality and amputation rate (30% and 70%, respectively) even with aggressive debridement and antibiotic treatment. In vitro studies have shown that in solution, NeutroPhase not only kills the microorganisms implicated in NF, but also neutralizes the toxins secreted by the microorganisms. Success using NeutroPhase as an irrigation solution has established it as an effective part of the adjunct treatment for this deadly disease.

We believe that NeutroPhase is a well suited product on the market to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Holdings Limited (HK: 1345), or “Pioneer”, a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We recently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova. In the U.S., NeutroPhase is distributed through our partner, Principle Business Enterprise (“PBE”). We are in the process of securing other partnerships for distribution around the world.

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx™ (0.015% Neutrox) is a gentle cleansing solution, which is effective for post laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, erythema, and exudate compared to Dakin solution that contains bleach impurities. CelleRx is a non-alcohol formulation that doesn’t dry or stain the skin, and most importantly, reduces the patient’s down-time post procedure.

Products at Development Stage: Aganocide Compounds

Our first-in-class Aganocide compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood that bacteria or viruses will be able to develop resistance, which is critical for advanced anti-infectives. The World Health Organization (WHO) approved a new generic nomenclature by which auriclosene would be universally identified as auriclosene.

These compounds are well suited to treat and prevent a wide range of local, non-systemic infections and have already demonstrated therapeutic proof-of-concept by positive results in all three segments:

Urology – Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of Auriclosene Irrigation Solution to reduce urinary catheter blockage and encrustation (UCBE) were announced in September 2013. Study CL1001 achieved the study’s primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We initiated the next Phase 2 study, CL1401, in the fourth quarter of 2014.

Dermatology - We partnered with Galderma S.A., a leading dermatology company, to develop a topical formulation of auriclosene for treating impetigo, a highly contagious skin infection, and other dermatology applications of auriclosene. In November 2013, we announced that a Phase 2b clinical study in impetigo, which was managed by Galderma, had been completed. While the study showed that the auriclosene formulation was safe and well tolerated, it did not meet its primary clinical endpoint. There is currently no specific progress being made toward a stated collaboration milestone.If the program moves forward, knowledge gained from the two previous impetigo studies is expected to lead to both improvements in the clinical study protocol and an optimized auriclosene formulation.

Ophthalmology- In August 2014, we announced that our auriclosene ophthalmic formulation did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis. The trial was a global, multi-centered, randomized study that enrolled patients with adenoviral conjunctivitis in the United States, India, Sri Lanka, and Brazil. No significant adverse events were reported in the trial. At this time, we have no plans to initiate any new studies of auriclosene for this indication. In December 2014, we completed a Proof-of-Concept study for bacterial conjunctivitis with our auriclosene ophthalmic formulation. The microbiology endpoint (primary) was not met although the clinical endpoints were met.

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

In April 2014, we announced that we were introducing a new eye hygiene product, Avenova. The product was introduced at the American Society of Cataract and Refractive Surgery in Boston in late April 2014.

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

In June 2014, we announced that Christine Sindt OD, Clinical Associate Professor of Ophthalmology and Visual Sciences at University of Iowa’s Carver College of Medicine, discussed Avenova at the annual Optometry’s Meeting of the American Optometric Association in Philadelphia, PA.

In August 2014, we initiated a marketing campaign and commercialization effort for the company’s new product, Avenova. The product launch is led by Glenn Moro, our new Vice President of Sales and Marketing. Our Avenova sales force was deployed in 10 major metropolitan areas across the United States.

In August 2014, we announced that our auriclosene ophthalmic formulation did not meet the primary or secondary endpoints in a Phase 2 BAYnovation clinical study in patients with adenoviral conjunctivitis. We do not intend to initiate any new studies of auriclosene for this indication.

In September 2014, we created an Optometry Advisory Board to help oversee the development and marketing of ’Avenova and other ophthalmology products. The five members of the new board are nationally known optometrists.

In September 2014, we featured Avenova with Neutrox for the first time at the International Vision Expo & Conference, one of the most important contact lens and eye product conferences, covering everything from the latest medical information to trends in eyewear fashion.

In September 2014, NovaBay and China Pioneer Pharma Holdings, Limited (“Pioneer”), a leading marketer of branded pharmaceutical products and medical devices in China, announced that China’s Food and Drug Administration had cleared NovaBay’s NeutroPhase Skin and Wound Cleanser for sale throughout mainland China. We started shipping NeutroPhase to China in January 2014 to support Pioneer’s launch of the product in early 2015.

In October 2014, our Avenova with Neutrox was added to the Vision Source Independent Optometry Network.

Vision Source is one of the largest independent optometry network in the country, representing 2,800 independent optometrist offices. In October 2014, we entered into an At-The-Market Offering Agreement under which we may offer and sell our common stock having aggregate sale proceeds of up to $10.0 million from time to time through our sales agent, subject to the limitations imposed on our ability to make sales under our shelf registration statement and under our securities purchase agreement entered into in March 2015.

In November 2014, Taiwan’s Food and Drug Administration cleared NeutroPhase Skin and Wound Cleanser for sale in Taiwan. We started shipping NeutroPhase to Taiwan in January 2015 to support Pioneer’s launch of the product in early 2015.

In November 2014, we signed a nationwide distribution agreement for Avenova with McKesson Corporation (“McKesson”). The agreement is part of our commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target.

In November 2014, we entered into a new agreement with Alpha Pharma LLC to market NeutroPhase in the Ukraine.

In December 2014, we signed an exclusive distribution agreement for our NeutroPhase Skin and Wound Cleanser with the Biopharm Group, a leading pharmaceutical company in the Middle East, headquartered in Cairo, Egypt. Under the terms of the agreement, Biopharm will market NeutroPhase in Egypt, Saudi Arabia, Algeria, Sudan and Libya.

In January 2015, we were exhibiting and seeking partners for our Avenova product at Arab Health 2015. Held January 26-29, 2015, at the Dubai International Convention & Exhibition Centre in the United Arab Emirates, now in its 40th year, Arab Health 2015 is the largest healthcare conference in the world.

In January 2015, we signed a nationwide distribution agreement with Cardinal Health, which delivers prescription drugs and many other products to retail pharmacies, hospitals, mail-order facilities, physician offices, surgery centers and other facilities across the U.S. Under the agreement, Cardinal Health will carry and distribute our Avenova product.

In January 2015, we entered into a new agreement with Sarmedic Ltd to market Avenova in Israel.

In February 2015, we expanded our sales force for Avenova from 15 sales representatives to 35 representatives, focusing on major markets across the U.S.

In March 2015, we entered into a securities purchase agreement for the sale of our common stock and warrants in a private placement for net proceeds of approximately $4.6 million.

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

Inventory

Inventory comprises of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method.

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

Assuming the elements meet the revenue recognition guidelines, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology licensed has no utility to the licensee. If we have continuing performance obligations through research and development services that are required because our know-how and expertise related to the technology is proprietary, or can only be performed by us, then such up-front fees are deferred and recognized over the estimated period of the performance obligation. We base the estimate of the period of performance on factors in the contract. Actual time frames could vary and could result in material changes to our results of operations. When our collaboration partners request us to continue performing the research and development services in collaboration beyond the initial period of performance, the remaining unamortized deferred revenue and any new continuation or license fees are recognized over the extended period of performance.

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

Product Sales—We sell NeutroPhase, CelleRx and Avenova through a limited number of distributors. We generally record product sales upon shipment to distributors if title and risk of loss pass to the distributors at the time of shipment. Otherwise, we record product sales upon shipment to final customers.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. For stock options granted to employees, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model.

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

Common Stock Warrant Liabilities

For warrants where there is a deemed possibility that we may have to settle the warrants in cash, we record the fair value of the issued warrants as a liability at each balance sheet date and record changes in the estimated fair value as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the change in the fair market value are recorded in the consolidated statements of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2014, 2013 and 2012

License, Collaboration, Distribution and other Revenue

Total license, collaboration, distribution and other revenue was $370,000 for the year ended December 31, 2014, compared to $3.3 million for the year ended December 31, 2013, and $6.9 million for the year ended December 31, 2012. The decreases were related to the full recognition of the upfront payments from Galderma in 2013 and the end of the FTE funding period of the same contract. The decrease in 2014 was offset to some degree by increases in sales of NeutroPhase products.

License, collaboration, distribution and product revenue is due to several different agreements entered into by NovaBay. Those agreements are:

●	a license and collaboration agreement entered into with Galderma in 2009;
●	a distribution agreement covering China entered into with Pioneer Pharma in Jan 2012;
●	a second distribution agreement with Pioneer Pharma covering South East Asia along with a stock purchase agreement;
●	a feasibility and option agreement with Virbac, a global animal health company, expanded to a collaboration in 2013; and
●	various distribution agreements entered into for the distribution of NeutroPhase.

In November 2014, we signed a nationwide distribution agreement for Avenova with McKesson Corporation (“McKesson”). The agreement is part of our commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target.

In January 2015, we signed a nationwide distribution agreement with Cardinal Health, which delivers prescription drugs and many other products to retail pharmacies, hospitals, mail-order facilities, physician offices, surgery centers and other facilities across the U.S. Under the agreement, Cardinal Health will carry and distribute our Avenova product.

Research and Development

Total research and development expenses decreased by 24% to $9.5 million for the year ended December 31, 2014, from $12.5 million for the year ended December 31, 2013. This decrease relates to the decrease in clinical activities as we completed our BAYnovation trial for viral conjunctivitis and we are near completion on our BACTOvation trial for bacterial conjunctivitis. In addition, we completed our urology (UCBE) trial in the second half of 2013.

Total research and development expenses increased by 34% to $12.5 million for the year ended December 31, 2013, from $9.3 million for the year ended December 31, 2012. This increase was primarily due to increased clinical activity as we conducted three clinical trials; one in UCBE and two in ophthalmology.

Starting fourth quarter of 2014, we are reducing research and development expenses to support programs outside of eye care, unless these programs are funded through collaborations or partnerships.

Sales, General and Administrative

Sales, general and administrative expenses increased by 25% to $7.9 million for the year ended December 31, 2014, from $6.3 million for the year ended December 31, 2013. The increase was due to sales representative headcount and sales and marketing activities for the launch of ’Avenova, which we started in August 2014. The increase was partially offset by lower travel and entertainment expenses in 2014 and warrant modification expense of $0.2 million for a warrant issued under our equity purchase agreement with Pioneer Pharma Co. Ltd., recorded in 2013.

General and administrative expenses increased by 6% to $6.3 million in the year ended December 31, 2013 compared to $6.0 million in the year ended December 31, 2012. The increase reflected an increase in marketing and gearing up for increased clinical trials and support for the distribution of NeutroPhase.

We expect to incur increasing sales, general and administrative expenses throughout 2015 and in subsequent years as we support our launch of our Neutrox family of products.

Non-Cash Gain (Loss) on Changes in Fair Value of Warrants

The non-cash gain (loss) on changes in fair value of warrants relates to the fair value adjustment to the warrants issued with our July 2011 registered direct offering of common stock and warrants. This balance will fluctuate with the price of our stock.

Other Income (Expense), Net

Other income (expense), net changes were primarily attributable to the gains and losses on sales of our investments and losses on disposal of property.

We expect that other income (expense), net will fluctuate based on our cash balances and the fluctuation in the returns on our investments.

Liquidity and Capital Resources

As of December 31, 2014, we had cash, cash equivalents, and short-term investments of $5.4 million, compared to $13.1 million and $16.9 million at December 31, 2013 and 2012, respectively. We have incurred cumulative net losses of $71.5 million since inception through December 31, 2014. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. Since December 31, 2013, we have raised net proceeds of $1.1 million related to sales of our stock through the ATM Agreement set up in 2013. In March 2014, we closed an additional financing in which we raised a total of $6.7 million, or approximately $6.0 million in net cash proceeds after deducting underwriting commissions of $0.5 million and other offering costs of $0.2 million. We believe our cash, cash equivalents and short-term investments are sufficient to fund our planned operations over the next twelve months through 2015. Our capital requirements going forward will depend on numerous factors including:

●	net income generated from sales of our Neutrox Family products;
●	the number and characteristics of product development programs we pursue and the pace of each program;
●	the scope, rate of progress, results and costs of clinical trials;
●	the time, cost and outcome involved in seeking regulatory approvals;
●	our ability to establish and maintain strategic collaborations or partnerships for clinical trials, manufacturing and marketing of our product candidates; and
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop.

We do not anticipate that we will generate significant product revenue for the year ended December 31, 2015. Until we can generate sufficient product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances and short-term investments. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience dilution. In addition, debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations for some of our technologies or product candidates that we would otherwise seek to develop on our own. Such collaborations may not be on favorable terms or they may require us to relinquish rights to our technologies or product candidates.

In March 2015, we entered into a securities purchase agreement for the sale of our common stock and warrants in a private placement for net proceeds of approximately $4.6 million. This securities purchase agreement limits our ability to raise capital under our ATM agreement at prices below a set amount, which may prevent us from raising capital under our ATM agreement.

Cash Used in Operating Activities

For the year ended December 31, 2014, cash used in operating activities was $15.0 million compared to $13.0 million for the year ended December 31, 2013. The increase in 2014 of cash used in operating activities was due to spending on sales and marketing activities for the launch of ’Avenova, which we started in August 2014, partially offset by a decrease in spending on clinical activity in 2014 as we were reaching completion of our clinical trials.

For the year ended December 31, 2013, cash used in operating activities was $13.0 million compared to $6.5 million for the year ended December 31, 2012. The increase in 2013 of cash used in operating activities was primarily due to increased clinical activity in 2013 related to our conjunctivitis and UCBE trials.

Cash Provided By Investing Activities

For the years ended December 31, 2014, 2013 and 2012, cash provided by investing activities of $2.6 million, $1.4 million and $1.4 million, respectively, was attributable to the net effects of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $7.4 million for the year ended December 31, 2014, was primarily attributable to proceeds from the sale of our common stock under our ATM agreement and the sale of common stock and warrants in our March financing.

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

Our Business Strategy- Focus on Ophthalmology Market

Following a comprehensive review of our assets, competitive positions, markets and market dynamics at the end of 2014, we have determined that focusing on our largest business segment- eye care affords us the best opportunity for near-term revenue growth and, ultimately, profitability and positive operating cash flow. In addition, we are committed to monetizing other assets. We have significantly reduced expenses to support programs outside of eye care, unless these programs are funded through collaborations or partnerships.

Our current business focus is on eye care. We have three business priorities:

Revenue Growth in Eye Care – In February 2015, we increased our direct salesforce for the Avenova daily-use prescription eye care product to 35 medical representatives, most with more than 10 years of experience.

Product Line Expansion in Eye Care – We continue to develop innovative products for the eye care market and plan to add new products currently in development in the next 12 to 18 months.

Partnerships to Monetize Other Assets – While we remain committed to the partnerships we currently have in wound care with (1) China’s Pioneer Pharma, PBE in the U.S., Korea’s Shin-Poong Pharma and the Middle East’s Biopharm Group to market NeutroPhase; (2) in animal care with Virbac; and (3) in dermatology with Galderma, we intend to seek additional sources of revenue and reduce expenses by licensing or selling select assets in urology, dermatology, wound care, and cosmetic surgery/aesthetic dermatology.

Revenue Growth in Eye Care

The eye care market that we are currently reaching through our direct medical sales representatives is very large. An estimated 30 million Americans suffer from eyelid conditions such as blepharitis, meibomian gland dysfunction (MGD) or dry eye syndrome, collectively representing an estimated $500 million annual market in the U.S. alone. In January 2015, we rebranded of what was previously known as i-Lid Cleanser to Avenova, in order to more clearly differentiate this prescription product from over-the-counter (OTC) detergent-based lid wipes. Our prescription only Avenova offers advantages as a part of the regimen for managing these disorders compared with alternative regimens that include antibiotics, steroids and detergent-based OTC cleansers.

In August 2014, we started commercialization of Avenova with 10 direct medical sales representatives led by Glenn Moro, our Vice President, Sales and Marketing Avenova. Mr. Moro is a proven eye care industry marketing leader who worked for Alcon Laboratories, Inc. for 27 years in various leadership marketing and sales roles, culminating in the position of Global Director of Marketing for the Contact Lens Care products. Based on the metrics and current performance, we expanded the sales force to 35 sales representatives in February 2015. These sales representatives are calling on ophthalmologists and optometrists across the United States. Based on extensive market research, we have assigned our sales representatives in the markets across the U.S. representing the highest sale potential. NovaBay’s distribution agreements with McKesson Corporation and Vision Source have made our Avenova product available in 90 percent of the nation’s 67,000 pharmacies and in optometrists’ and ophthalmologists’ offices all across the U.S.

With the active support of the key opinion leaders who have joined our Ophthalmic and Optometry Advisory Boards, we expect to continue our active educational and marketing programs throughout 2015. We plan to have a very active presence at major eye care conference in the coming months, including the American Academy of Ophthalmology, the American Optometric Association, the American Society of Cataract and Refractive Surgery Conferences and the South Eastern Congress of Optometry, as well as numerous Vision Expo meetings held around the U.S.

At meetings, in professional publications and in surveys, nationally prominent ophthalmologists and optometrists are reporting on the improvements in eye care from the use of Avenova. Some patients also say that Avenova has brought long-sought relief after years of suffering.

Product Line Expansion in Eye Care

We plan to continue to innovate in eye care by developing or acquiring new products to be sold by our field force of medical representatives.

We are developing new formulations of our Neutrox and Aganocide product categories that we believe will strengthen our position as an eye care innovator. We intend to create strong proprietary and clinical positions with novel formulations of Neutrox for the management of blepharitis and dry eye disease. An Aganocide-based topical product may complement the action of Neutrox-based solutions. We also are developing a product that we believe could improve the care of contact lenses. We expect to introduce this product in the first half of 2015.

We are actively evaluating a number of existing products to be synergistic with and complement Avenova. All products under consideration are intended to leverage our field force of medical representatives and bolster productivity.

Partnerships to Monetize Other Assets

We intend to consider strategic alternatives for our assets and technology for programs not related to eye care. We plan to retain and support our partnerships to market NeutroPhase with our partner worldwide, PBE, China Pioneer Pharma, Shin-Poong Pharma and the Biopharm Group. The potential markets are significant, with an estimated 24 million people suffering from diabetic ulcers and other chronic wounds in China alone, and millions more in Middle Eastern countries.

We also see a value in the proven ability of our Auriclosene product to reduce the encrustation and blockage of in-dwelling urinary catheters. We are working with investment bankers to monetize that value by identifying the right partner. We are also working to sell or out-license our efforts in cosmetic surgery/aesthetic dermatology and other areas. In the event that we enter into a co-development collaboration or licensing agreement with a proven market leader, this strategy provides the benefit of their product development expertise and proven commercial capabilities. In these collaborations, our strategy has been to defray the development costs while retaining participation in the long-term commercial economics of our products.  This strategy enhances our probability of success in product and commercial development. In many instances, we believe we can build upon the safety data generated in one indication to accelerate early development of other indications. We are also learning from our own and our partners’ experience in developing appropriate formulations and usage of our compounds.  The more development programs that are undertaken by our partners and by us, the greater product development synergy we expect to achieve.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2014. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Sales revenue	$385	$90	$21	$188	$144	$(1)	$17	$63
Cost of goods sold	296	42	18	130	81	43	16	22
Gross profit	89	48	3	58	63	(44)	1	41
Other revenue:
License, collaboration and distribution revenue	59	23	38	38	306	1,035	790	914
Other revenue	47	39	64	62	60	65	41	43
Total other revenue	106	62	102	100	366	1,100	831	957
Operating expenses:
Research and development	2,433	2,312	2,238	2,528	4,086	2,513	2,937	2,925
Sales, general and administrative	2,663	1,911	1,653	1,708	1,210	1,525	2,045	1,560
Total operating expenses	5,096	4,223	3,891	4,236	5,296	4,038	4,982	4,485
Operating loss	(4,901)	(4,113)	(3,786)	(4,078)	(4,867)	(2,982)	(4,150)	(3,487)
Non-cash gain (loss) on change in fair value of warrants	451	(104)	797	520	727	(866)	104	(520)
Other income (expense), net	(26)	(2)	57	(7)	(4)	—	5	—
Loss before income taxes	(4,476)	(4,219)	(2,932)	(3,565)	(4,144)	(3,848)	(4,041)	(4,007)
Provision for (benefit from) income taxes	8	—	(10)	—	7	—	(7)	(2)
Net loss	$(4,468)	$(4,219)	$(2,942)	$(3,565)	$(4,137)	$(3,848)	$(4,048)	$(4,009)
Net loss per share:
Basic and diluted	$(0.09)	$(0.08)	$(0.06)	$(0.08)	$(0.10)	$(0.10)	$(0.11)	$(0.11)
Shares used in computing net loss per share:
Basic and diluted	51,499	50,821	50,767	45,338	41,200	37,467	37,266	36,756

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $61.9 million and $61.8 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2015 and 2034. As of December 31, 2014, we also had tax credit carryforwards for federal income tax purposes of $387,000.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

Our contractual cash commitments as of December 31, 2014, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$3,914	$624	$1,305	$1,385	$600
	$3,914	$624	$1,305	$1,385	$600

This compares to contractual cash commitments as of December 31, 2013, of $4.5 million

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

We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including:

●	net income generated from sales of our Neutrox Family products;
●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;
●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash, cash equivalents, and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because the majority of our investments are in short-term debt securities.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2014 and 2013, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of NovaBay Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California

March 25, 2015

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$5,429	$10,500
Short-term investments	—	2,553
Accounts receivable	273	784
Inventory	521	70
Prepaid expenses and other current assets	729	884
Total current assets	6,952	14,791
Property and equipment, net	436	718
Other assets	149	141
TOTAL ASSETS	$7,537	$15,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,865	$1,674
Accrued liabilities	1,055	1,616
Deferred revenue	425	337
Total current liabilities	3,345	3,627
Deferred revenue - non-current	2,000	1,534
Deferred rent	171	136
Warrant liability	173	1,837
Total liabilities	5,689	7,134

Commitement and contingencies (Note 8)

Stockholders' Equity:

Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,650 and 44,624 shares issued and outstanding at December 31, 2014 and 2013, respectively	516	446

Additional paid-in capital	72,879	64,438
Accumulated other comprehensive loss	—	(15)
Accumulated deficit	(71,547)	(56,353)
Total stockholders' equity	1,848	8,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,537	$15,650

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Sales:
Sales revenue	$684	$223	$14
Cost of goods sold	486	162	8
Gross profit	198	61	6

Other revenue:
License, collaboration and distribution revenue	158	3,045	6,855
Other revenues	212	209	78
Total other revenue	370	3,254	6,933

Operating expenses:
Research and development	9,511	12,461	9,275
Sales, general and administrative	7,935	6,340	5,973
Total operating expenses	17,446	18,801	15,248
Operating loss	(16,878)	(15,486)	(8,309)

Non-cash gain (loss) on change in fair value of warrants	1,664	(555)	1,439
Other income (expense), net	22	1	(155)

Loss before provision for income taxes	(15,192)	(16,040)	(7,025)
Provision for income taxes	(2)	(2)	(2)
Net loss	(15,194)	(16,042)	(7,027)

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	15	(2)	31
Total comprehensive loss	$(15,179)	$(16,044)	$(6,996)

Net loss per share:
Basic and diluted	$(0.31)	$(0.42)	$(0.24)
Shares used in per share calculations:
Basic and diluted	49,626	38,183	29,448

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2011	28,587	$286	$42,386	$(44)	$(33,284)	$9,344
Net loss	—	—	—	—	(7,027)	(7,027)
Change in unrealized gains (losses) on investments	—	—	—	31	—	31
Issuance of common stock and warrants in connection with shelf offering, net of offering costs	5,900	59	6,597	—	—	6,656
Issuance of stock and warrants in connection with international distribution agreement	2,000	20	3,080	—	—	3,100
Conversion of liablity to equity	43	1	49	—	—	50
Issuance of stock for option exercises	234	2	55	—	—	57
Issuance of stock for warrant exercises	22	—	30	—	—	30
Issuance of stock for services	28	—	—	—	—	—
Employee bonus paid in common stock	—	—	230	—	—	230
Issuance of restricted stock awards for employee services	17	—	—	—	—	—
Stock-based compensation expense related to warrants	—	—	38	—	—	38
Stock-based compensation expense related to employee and director stock options	—	—	1,297	—	—	1,297
Stock-based compensation expense related to non-employee stock options	84	1	242	—	—	243
Balance at December 31, 2012	36,915	$369	$54,004	$(13)	$(40,311)	$14,049

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2012	36,915	$369	$54,004	$(13)	$(40,311)	$14,049
Net loss	—	—	—	—	(16,042)	(16,042)
Change in unrealized gains (losses) on investments	—	—	—	(2)	—	(2)
Issuance of common stock in connection with shelf offering, net of offering costs	289	3	349	—	—	352
Issuance of stock to Pioneer	5,000	50	5,650	—	—	5,700
Issuance of stock to Feichter	300	3	372	—	—	375
Credits on sales of NeutroPhase	6	—	7	—	—	7
Issuance of stock for option exercises	266	3	123	—	—	126
Issuance of stock for warrant exercises	1,812	18	2,700	—	—	2,718
Issuance of stock to consultants for services	36	—	49	—	—	49
Stock-based compensation expense related to warrants			166	—	—	166
Stock-based compensation expense related to employee and director stock options	—	—	921	—	—	921
Stock-based compensation expense related to non-employee stock options	—	—	97	—	—	97
Balance at December 31, 2013	44,624	$446	$64,438	$(15)	$(56,353)	$8,516

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	44,624	$446	$64,438	$(15)	$(56,353)	$8,516
Net loss	—	—	—	—	(15,194)	(15,194)
Change in unrealized gains (losses) on investments	—	—	—	15	—	15
Issuance of common stock in connection with shelf offering, net of offering costs	6,871	69	7,056	—	—	7,125
Issuance of stock to Pioneer			205	—	—	205
Issuance of stock for option exercises	61	1	33	—	—	34
Issuance of stock to consultants for services	42	—	28	—	—	28
Employee bonus paid in common stock	27	—	77	—	—	77
Stock-based compensation expense related to employee and director stock options	—	—	853	—	—	853
Stock-based compensation expense related to non-employee stock options	—	—	189	—	—	189
Vesting of employee restricted stock awards	25	—	—
Balance at December 31, 2014	51,650	$516	$72,879	$—	$(71,547)	$1,848

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(15,194)	$(16,042)	$(7,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	314	341
Net realized loss on sales of short-term investments	40	21	91
Loss (gain) on disposal of property and equipment	(54)	—	180
Stock-based compensation expense for options and stock issued to employees and directors	853	921	1,297
Compensation expense for warrants issued for services	—	166	38
Stock-based compensation expense for options, warrants and stock issued to non-employees	189	97	243
Non-cash (gain) loss on change in fair value of warrants	(1,664)	555	(1,439)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	555	159	(940)
Increase in inventory	(451)	(208)	(23)
(Increase) decrease in prepaid expenses and other assets	138	(345)	54
Increase in accounts payable and accrued liabilities	(252)	1,414	665
Increase (decrease) in deferred revenue	553	(21)	(8)
Net cash used in operating activities	(15,055)	(12,969)	(6,528)

Cash flows from investing activities:
Purchases of property and equipment	(68)	(141)	(148)
Proceeds from disposal of property and equipment	128	—	6
Purchases of short-term investments	(4,012)	(4,330)	(4,872)
Proceeds from maturities and sales of short-term investments	6,550	5,878	6,377
Net cash provided by investing activities	2,598	1,407	1,363

Cash flows from financing activities:
Proceeds from common stock issuances, net	227	6,075	2,800
Proceeds from exercise of options and warrants	34	2,900	87
Proceeds from shelf offering, net	7,125	352	6,656
Principal payments on short-term borrowing	—	—	(71)
Net cash provided by financing activities	7,386	9,327	9,472
Net increase (decrease) in cash and cash equivalents	(5,071)	(2,235)	4,307
Cash and cash equivalents, beginning of period	10,500	12,735	8,428
Cash and cash equivalents, end of period	$5,429	$10,500	$12,735

Supplemental disclosure of non cash information
Bonus paid in stock	$54	$—	$230
Stock issued to consultants for services	$7	$49	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“we,” “NovaBay” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of its non-antibiotic anti-infective products.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. We had no operations until July 1, 2002, on which date we acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, we changed our name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, we formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada which was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. In June 2010, we changed the state in which we are incorporated (the Reincorporation), and are now incorporated under the laws of the State of Delaware. All references to “we,” “us,” “our,” or “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. We currently operate in four business segments; see Note 14 for further details.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and are expressed in U.S. dollars.

Reclassifications

Prior period amounts in the accompanying consolidated balance sheets have been reclassified to conform to current period presentation. The reclassifications did not change total assets, total liabilities, or total stockholders’ equity.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of December 31, 2014, cash and cash equivalents were held in financial institutions in the U.S. and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the year ended December 31, 2014, revenues were derived from one collaboration partner, two distribution partners, service revenues and sales of Avenova and NeutroPhase. During the year ended December 31, 2013, revenues were derived from two collaboration partners, two distribution partners, sales of NeutroPhase products and service revenues. During the year ended December 31, 2012, revenues were derived from two collaboration partners, two distribution partners and service revenues.

As of December 31, 2014, 41% and 18% of accounts receivable were derived from two distribution partners. As of December 31, 2013, 98% of accounts receivable was derived from one collaboration and one distribution partner.

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

Inventory

Inventory comprises of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method.

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

Assuming the elements meet the revenue recognition guidelines the revenue recognition methodology prescribed for each unit of accounting is summarized below:

Upfront Fees—The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology licensed has no utility to the licensee. If the Company has performance obligations through research and development services that are required because its know-how and expertise related to the technology is proprietary, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of the performance obligations. The Company bases the estimate of the period of performance on factors in the contract. Actual time frames could vary and could result in material changes to their results of operations.

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

Product Sales—The Company sells NeutroPhase, CelleRx and Avenova through a limited number of distributors. The Company generally records product sales upon shipment to distributors if title and risk of loss pass to the distributors at the time of shipment. Otherwise, the Company records product sales upon shipment to final customers.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, cost of samples and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. The Company did not record an allowance for excess inventory as of December 31, 2014.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. The Company use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services. Research and development expenses under the collaborative agreements approximate the revenue recognized, excluding milestone and upfront payments received under such arrangements.

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 11for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During years ended December 31, 2014, 2013 and 2012, there is no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the reconciliation between basic EPS and diluted EPS:

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012

Net loss	$(15,194)	$(16,042)	$(7,027)

Basic shares	49,626	38,183	29,448
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—
Diluted shares	49,626	38,183	29,448

Basic EPS	$(0.31)	$(0.42)	$(0.24)
Diluted EPS	$(0.31)	$(0.42)	$(0.24)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Stock options	8,042	7,164	6,222
Stock warrants	4,925	4,765	11,190

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

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of the amendments is permitted for any annual or interim reporting period for which the entity’s financial statements have not been issued. The Company adopted ASU No. 2014-10 on December 31, 2014. The Company no longer presents incremental disclosure for development stage entities in this Annual Report on Form 10-K for the year ended December 31, 2014 and subsequently issued Forms 10-Q and 10-K, including consolidated financial statements for the cumulative period from July 1, 2002 (inception) to the reporting date and inception-to-date disclosures.

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

NOTE 3. SHORT-TERM INVESTMENTS

The Company did not have any short-term investments as of December 31, 2014.

Short-term investments as of December 31, 2013, consisted of the following:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	$518	$—	$(14)	$504
Certificates of deposit	2,050	—	(1)	2,049
	$2,568	$—	$(15)	$2,553

All short-term investments at December 31, 2013 mature in less than one year. During the years ended December 31, 2014, 2013 and 2012,we recognized a net realized losses of $ 40,000, $21,000, and $91,000,respectively, included in other income (expense) on the statements of operations and comprehensive loss.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements Using

(in thousands)	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$5,429	$5,429	$—	$—
Total assets	$5,429	$5,429	$—	$—

Liabilities
Warrant liability	$173	$—	$—	$173
Total liabilities	$173	$—	$—	$173

For the year ended December 31, 2014, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a change in the fair value of $1.7 million in its consolidated statements of operations and comprehensive loss.  See Note 8 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2011	$2,721
Decrease in fair value at December 31, 2012	(1,439)
Total warrant liability at December 31, 2012	1,282
Increase in fair value at December 31, 2013	555
Total warrant liability at December 31, 2013	1,837
Decerase in fair value at December 31, 2014	(1,664)
Total warrant liability at December 31, 2014	$173

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Raw materials and supplies	$260	$35
Goods in process	184	-
Finished goods	77	35
Total inventory	$521	$70

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Office and laboratory equipment	$1,697	$2,101
Furniture and fixtures	98	83
Software	9	11
Leasehold improvements	172	171
Total property and equipment, at cost	1,976	2,366
Less: accumulated depreciation	(1,540)	(1,648)
Total property and equipment, net	$436	$718

Depreciation expense was $232,000, $314,000 and $341,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Research and development	$209	$550
Employee payroll and benefits	667	780
Professional fees	10	69
Other	169	217
Total accrued liabilities	$1,055	$1,616

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under an operating lease, which expires on October 31, 2020. Rent expense was $1,045,000, $966,000, and $804,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The future minimum lease payments under this non-cancellable operating lease were as follows as of December 31, 2014:

Lease
(in thousands)	Commitment
Year ending December 31:
2015	$624
2016	643
2017	662
2018	682
2019	703
thereafter	600
Total lease commitment	$3,914

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis, and records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2014 and 2013, the Company had $171,000 and $136,000 of deferred rent, respectively.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2014.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2014.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2014, that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	December 31,
Assumption	2014	2013
Expected price volatility	60%	80%
Expected term (in years)	1.51	2.51
Risk-free interest rate	0.47%	0.59%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.05	$0.53

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2014, there were no shares of preferred stock outstanding.

Common Stock

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

On November 14, 2013, the Company entered into an At-The-Market Offering Agreement (“2013 ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”), as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $5.0 million from time to time.

On October 16, 2014, the Company entered into an At-The-Market Offering Agreement (the “2014 ATM Agreement”, the “Agreement”) with Ascendiant under which we may offer and sell our common stock having aggregate sales proceeds of up to $10.0 million from time to time through Ascendiant as our sales agent. Sales of our common stock through Ascendiant are made by means of ordinary brokers’ transactions on NYSE MKT or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Ascendiant. Ascendiant uses commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We pay Ascendiant a commission of 3.0% of the gross sales proceeds of any common stock sold through Ascendiant under the Agreement. We have also provided Ascendiant with customary indemnification rights. In connection with the Agreement we terminated the At-The-Market Offering Agreement with Ascendiant dated November 13, 2013.

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

For the year ended December 31, 2014, the Company sold 1.3 million shares for gross proceeds of $1.2 million, or approximately $1.1 million in net proceeds after deducting offering costs and commissions of $81,000. For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378,000, or approximately $352,000 in net proceeds after deducting offering costs and commissions of $26,000. Under the terms of the 2014 and 2013 ATM Agreement, the Company paid to Ascendiant 3% of the gross proceeds of all sales made under these agreements.

On December 2, 2013 the Company entered into a stock purchase agreement with Pioneer to purchase five million shares of NovaBay stock at $1.14 per share, resulting in cash proceeds to NovaBay of $5.7 million. In April 2013, the Company also sold 300,000 shares to W&M Carpenter III Trust FBO F Feichter IV for net proceeds of $375,000.

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

In July 2011, 3,488,005 warrants were issued in connection with our July 2011 Registered Direct Financing. These warrants were issued with an exercise price of $1.33 and expire on July 5, 2016. These outstanding warrants were exercisable at December 31, 2013. During 2012, 22,500 of these warrants were exercised and the company received $30,000 in cash for the warrants. See Note 9 for further details on these warrants.

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

The following table summarizes information about the Company’s warrants outstanding at December 31, 2014, 2013 and 2012, and activity during the three years then ended.

(in thousands, except per share data)	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	4,863	$1.77
Warrants granted	6,500	$1.52
Warrants expired	(150)	$4.00
Warrants exercised	(23)	$1.33
Outstanding at December 31, 2012	11,190	$1.59
Warrants granted	20	$1.63
Warrants expired	(4,633)	$1.50
Warrants exercised	(1,812)	$1.50
Outstanding at December 31, 2013	4,765	$1.72
Warrants granted	1,400	$1.56
Warrants expired	(1,240)	$2.75
Outstanding at December 31, 2014	4,925	$1.42

NOTE 11.EQUITY-BASED COMPENSATION

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

For the years from 2009 to 2012, the number of shares of common stock authorized for issuance under the 2007 Plan increases annually in an amount equal to the lesser of (a) 1,000,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 1,000,000, 935,665, and 930,177 shares of common stock were authorized for issuance under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 1,000,000 share cap and the 2007 Plan increases annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, additional 816,138 and 1,478,924 shares of common stock were authorized for issuance under the 2007 Plan in January 2014 and 2013, respectively. As of December 31, 2014, there were 753,005 shares available for future grant under the 2007 Plan.

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

Stock Based Compensation Summary

The following table summarizes information about the Company’s stock options and restricted stock units outstanding at December 31, 2014, 2013 and 2012, and activity during the three years then ended:

(in thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,299	$1.62
Options granted	1,232	$1.22
Options exercised	(234)	$0.25
Restricted stock units vested	(28)	$—
Options forfeited/cancelled	(47)	$1.64
Outstanding at December 31, 2012	6,222	$1.62
Options granted	1,777	$1.39
Options exercised	(262)	$0.44
Restricted stock units vested	(249)	$—
Options forfeited/cancelled	(324)	$1.70
Outstanding at December 31, 2013	7,164	$1.66
Options granted	1,698	$0.90
Restricted stock units granted	72	$—
Options exercised	(61)	$0.56
Restricted stock units vested	(98)	$—
Restricted stock units forfeited/cancelled	(3)	$—
Options forfeited/cancelled	(730)	$1.46
Outstanding at December 31, 2014	8,042	$1.53	6.3	$23

Vested and expected to vest at December 31, 2014	7,674	$1.55	6.2	$19

Vested at December 31, 2014	5,864	$1.70	5.3	$2

Exercisable at December 31, 2014	5,864	$1.70	5.3	$2

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Mkt as of December 31, 2014, for options that have a quoted market price in excess of the exercise price (“in-the-money options”). The Company received cash payments for the exercise of stock options in the amount of $34,000, $114,000 and $57,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of stock option awards exercised was $32,000, $261,000, and $271,000 for the years ended December 31, 2014, 2013 and 2012, respectively, as determined at the date of option exercise.

As of December 31, 2014, total unrecognized compensation cost related to unvested stock options and restricted stock units was $1.2 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.78 years.

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

During the years ended December 31, 2014, 2013 and 2012, the Company granted options to employees and directors to purchase an aggregate of 1.3 million, 1.6 million and 1.1 million shares of common stock, respectively.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2014	2013	2012
Expected price volatility	76.88%	80.15%	93.90%
Expected term (in years)	6.5	5.1	4.6
Risk-free interest rate	2.06%	1.13%	0.70%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.61	$0.92	$0.91

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

Additionally, during the year ended December 31, 2014, the Company issued 48,000 shares of common stock to employees. The Company did not issue any shares of common stock to its employees during the years ended December 31, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, we recognized stock-based compensation expense of $853,000, $921,000 and $1.3 million, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the years ended December 31, 2014, 2013 and 2012, the Company granted options to purchase an aggregate of 361,000, 184,000, and 98,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2014	2013	2012
Expected price volatility	79.10%	78.89%	88.52%
Expected term (in years)	8.6	8.5	9.1
Risk-free interest rate	2.28%	2.75%	1.53%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.61	$0.95	$1.06

In addition the Company granted restricted stock to non-employees totaling 15,000, 43,000 and 154,000 shares of common stock in the years ended December 31, 2014, 2013 and 2012, respectively, in exchange for advisory and consulting services.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $189,000, $97,000 and $243,000, respectively, related to non-employee options and restricted stock grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Research and development	$376	$381	$450
General and administrative	666	637	1,090
Total stock-based compensation expense	$1,042	$1,018	$1,540

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 12. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

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

Revenue has been recognized under the Galderma agreement as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Amortization of upfront technology access fee, continuation fee and license fee	$1	$945	$1,259
On-going Research and Development	—	1,228	1,604
Materials, Equipment, and Contract Study Costs	—	393	3,485
	$1	$2,566	$6,348

The Company had deferred revenue balances of $0, $1,000 and $957,000 and respectively, at December 31, 2014, 2013 and 2012, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development. As of December 31, 2014, the Company has earned $4.25 million in milestone payments. As of December 31, 2014, the Company has not earned or received any royalty payments under the Galderma agreement.

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

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac. Under this new agreement Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets for companion animals.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years based on actual sales during this period.

Revenue has been recognized under the agreement as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Amortization of upfront technology access fee, continuation fee and license fee	$—	$42	$113
On-going Research and Development	—	87	262
Materials, Equipment, and Contract Study Costs	—	8	42
	$—	$137	$417

The Company had deferred revenue balances of $246,000, $246,000 and $125,000, respectively, at December 31, 2014, 2013 and 2012, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the CFDA (formerly the SFDA, State Food and Drug Administration), which was submitted in December 2012. The distribution agreement provides that Pioneer Pharma Co., Ltd is entitled to receive cumulative purchase discounts of up to $500,000 upon the purchase of NeutroPhase product. The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratable over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

In September 2012, the Company entered into two agreements with Pioneer Pharma Co., Ltd. (“Pioneer”): (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

Pursuant to the terms of the Distribution Agreement, Pioneer has the right to distribute NeutroPhase, upon a marketing approval from a Regulatory Authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, we received an upfront payment, which was recorded as deferred revenue. Pioneer is also obligated to make certain additional payments to us upon receipt of the marketing approval. The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase product; payable in NovaBay unregistered restricted common stock.

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

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, Avenova and CelleRx™, developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

During the year ended December 31, 2014, the Company had three other smaller agreements and continues to seek additional distribution agreements.

Revenue has been recognized under these agreements as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Amortization of upfront technology access fee	$63	$62	$46
On-going Research and Development	55	148	44
	$118	$210	$90

The Company had deferred revenue balances of $2.2 million, $1.6 million, and $810,000, respectively, at December 31, 2013, 2012 and 2011, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its Avenova product with McKesson Corporation (“McKesson”). The agreement is part of the Company’s commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. During the year ended December 31, 2014, the Company earned $4,000 in sales revenue related to the distribution agreement with McKessen.

In November 2014, the Company entered into a new agreement with Alpha Pharma LLC to market NeutroPhase in the Ukraine.

In December 2014, the Company signed an exclusive distribution agreement for our NeutroPhase Skin and Wound Cleanser with the Biopharm Group, a leading pharmaceutical company in the Middle East, headquartered in Cairo, Egypt. Under the terms of the agreement, Biopharm will market NeutroPhase in Egypt, Saudi Arabia, Algeria, Sudan and Libya.

In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health and a new agreement with Sarmedic Ltd to market Avenova in Israel. See Note 16 for details.

NOTE 13. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2014.

NOTE 14. SEGMENT INFORMATION

The Company reports financial data for four reportable segments, coinciding with its four business units: dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of its business around the dermatology arena including the collaboration with Galderma and their impetigo clinical trial. The ophthalmology segment includes Avenova and its clinical trial on ophthalmology which it was conducting on its own. This segment also includes the i-Case product which is currently in development phases. The urology segment covers its urinary catheter encrustation and blockage (UCBE) trials. The wound care segment encompasses the business around its NeutroPhase product, which went on the market in December 2012. Its remaining activities are immaterial and are shown as an aggregate.

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

	Year Ended December 31,
(in thousands)	2014	2013

Revenues:
Dermatology	$5	$2,697
Ophthalmology	329	—
Urology	—	—
Wound Care	471	433
Other	249	347
	$1,054	$3,477

Segment net loss:
Dermatology	$(1,331)	$(264)
Ophthalmology	(7,953)	(6,199)
Urology	(2,296)	(2,933)
Wound Care	(4,522)	(4,853)
Other	(776)	(1,237)
	$(16,878)	$(15,486)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Year Ended December 31,
(in thousands)	2014	2013

Segment net income (loss)	$(16,878)	$(15,486)
Non-cash gain (loss) on change in fair value of warrants of warrants	1,664	(555)
Other income (expense), net	22	1
Provision for income taxes	(2)	(2)
Net loss	$(15,194)	$(16,042)

NOTE 15. INCOME TAXES

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2014	2013	2012
Current
Federal	$—	$—	$—
State	2	2	2
Other	—	—	—
Total current tax expense	2	2	2

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$2	$2	$2

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

Net operating losses	$24,213	$19,053
Accruals	246	96
Deferred revenue	717	117
Stock options	1,329	1,097
Other deferred tax assets	464	412
Total deferred tax assets	26,969	20,775

Deferred tax liabilities:
Property and equipment	(67)	(159)
Total deferred tax liabilities	(67)	(159)

Valuation allowance	(26,902)	(20,616)
Net deferred taxes	$—	$—

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

The valuation allowance increased by the following amounts (in thousands):

2014	2013	2012
$6,286	$6,096	$3,018

In accordance with ASC 718 Compensation – Stock Compensation, the Company has excluded from deferred tax assets benefits attributable to employee stock option exercises. Therefore, these amounts are not included in gross or net deferred tax assets. The benefit of these net operating loss carryforwards, totaling $1.1 million at December 31, 2014, will only be recorded to equity when they reduce cash taxes payable.

Net operating loss and tax credit carryforwards as of December 31, 2014,are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$61,931	2024 - 2033
Net operating losses, state	$61,767	2015 - 2033
Tax credits, federal	$387	2031-2034

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

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2014	2013	2012
Income tax benefit at federal statutory rate	$(5,154)	$(5,425)	$(2,389)
State tax	(818)	(836)	(443)
ISO-related expense for GAAP	144	178	194
Change in valuation allowance	6,286	6,095	3,020
Revaluation of warrant liability	(565)	189	(489)
Tax credits	(44)	(285)	(58)
Other	153	86	167
Total	$2	$2	$2

Uncertain Income Tax Positions

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. A reconciliation of unrecognized tax benefits during the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31,
(in thousands)	2014	2013
Unrecognized benefit - beginning of period	$866	$770
Gross increases - current period tax positions	15	96
Unrecognized benefit - end of period	$881	$866

Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2015.

NOTE 16. SUBSEQUENT EVENTS

In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health, which delivers prescription drugs and many other products to retail pharmacies, hospitals, mail-order facilities, physician offices, surgery centers and other facilities across the U.S. Under the agreement, Cardinal Health will carry and distribute our Avenova product.

In January 2015, the Company entered into a new agreement with Sarmedic Ltd to market Avenova in Israel.

In March 2015, the Company entered into a securities purchase agreement for the sale of its common stock and warrants in a private placement for net proceeds of approximately $4.6 million. Investors purchased 9,273,332 units consisting of one share of the Company’s common stock and two warrants to purchase an additional share and three-quarters share of common stock, respectively. The first warrant, totaling rights to 9,273,332 shares, which is exercisable beginning on the date six months after the date of issuance, entitles the holder to purchase one share of common stock at a price of $0.60 per share, and includes a provision for forced conversion if the common stock trades at or above $1.10 for 10 out of 20 consecutive trading days.  This warrant will expire, unless exercised, 15 months following the date of issuance. The second warrant, totaling rights to 6,955,000 shares, entitles the holder to purchase three-quarters of one share of common stock at a price of $0.65 per share, and is exercisable beginning on the date six months after the date of issuance.  This warrant expires five and one half years from closing, unless exercised.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Our management utilized the criteria set forth in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors, their ages and positions with us as of March 15, 2015, and biographical information about them, are as follows:

Name	Age	Current Position(s)

Ramin (“Ron”) Najafi, Ph.D.	56	Chairman of the Board, Chief Executive Officer and President

Charles J. Cashion (1)	64	Director

Paul E. Freiman (4)(5)	80	Director

Gail Maderis (4)(5)	57	Director

T. Alex McPherson, M.D., Ph.D. (3)	76	Lead Independent Director, Director

Massimo Radaelli, Ph.D. (4)(6)	57	Director

Mark M. Sieczkarek (5)(6)	60	Director

Tony D.S. Wicks (2)	76	Director

(1)	Chairman of the Audit Committee

(2)	Chairman of the Compensation Committee

(3)	Chairman of the Nominating and Corporate Governance Committee

(4)	Member of the Audit Committee

(5)	Member of the Compensation Committee

(6)	Member of the Nominating and Corporate Governance Committee

Ramin (“Ron”) Najafi, Ph.D. has served as the chairman of the board and president since July 2002, and as the chief executive officer of NovaBay Pharmaceuticals, Inc. since November 2004. Prior to joining us, from January 2000 to June 2002, Dr. Najafi served in various management positions with NovaCal LLC, including as chairman of the board from January 2000 to June 2002, as president and chief scientific officer from February 2002 to June 2002 and as chief executive officer from January 2000 to February 2002. Dr. Najafi received his B.S. and M.S. degrees in chemistry from the University of San Francisco and a Ph.D. in organic chemistry from the University of California at Davis. Prior to joining NovaBay, Dr. Najafi held senior management and leadership roles at companies including Applied Biosystems, Rhone Poulenc Rorer (now Sanofi-Aventis), Aldrich Chemical and California Pacific Labs, Inc. where he was president and chief executive officer. The Board believes Dr. Najafi’s historical knowledge of NovaBay, his senior management experience and his scientific expertise bring valuable leadership skills and industry expertise to the Board.

Charles J. Cashion, M.B.A. has served as a director since November 2005. Mr. Cashion currently serves as the Senior Vice President and Chief Financial Officer of Conatus Pharmaceuticals Inc., a publically owned biotechnology company focused in the areas of inflammation and liver disease, which he co-founded with other senior management of Idun Pharmaceuticals, Inc. following the sale of Idun to Pfizer, Inc. in July 2005. From 2001 to July 2005, Mr. Cashion was the Executive Vice President, Chief Financial Officer and Secretary of Idun. Mr. Cashion’s prior experience also includes serving as the Senior Vice President, Chief Financial Officer and Secretary of Quidel Corporation, a publicly owned, medical diagnostics company, and as the Senior Vice President, Finance, Chief Financial Officer, Secretary, and Treasurer of The Immune Response Corporation, a publicly owned biopharmaceutical company. Mr. Cashion currently serves as a member of the Board of Directors of Ridge Diagnostics, Inc.. Mr. Cashion received his B.S. in accounting and an M.B.A. in finance from Northern Illinois University. The Board believes Mr. Cashion’s extensive knowledge of finance and accounting and his experience as a chief financial officer bring valuable skills and expertise to the Board.

Paul E. Freiman, has served as a director of NovaBay Pharmaceuticals, Inc. since May 2002. He also served as a director of NovaCal Pharmaceuticals (NovaBay’s corporate predecessor) from May 2001 to May 2002. Since January 2009, Mr. Freiman has been an independent pharmaceutical professional and consultant. Mr. Freiman’s prior experience includes serving as the president and chief executive officer of Neurobiological Technologies, Inc. (OTC: NTII) and a member of its board of directors from April 1997 until December 2008. Mr. Freiman’s prior experience also includes serving as the former chairman and chief executive officer of Syntex Corporation from 1990 to 1995, which was sold to The Roche Group for $5.3 billion during his tenure. He is credited with much of the marketing success of Syntex's lead product, Naprosyn, and was responsible for moving the product to over-the-counter status, marketed as Aleve. Mr. Freiman served as chairman of Penwest Pharmaceutical Co. (NASDAQ: PPCO) until 2010, served on the board of directors of Otsuka American Pharmaceuticals, Inc. and Otsuka America, Inc., and served on the board of directors of NeoPharm, Inc. (NASDAQCM: NEOL) until 2010 and Calypte Biomedical Corporation (OTC: CBMC) until September 2009. Mr. Freiman received a B.S. in pharmacy from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy. The Board considers Mr. Freiman’s experience guiding Syntex through an acquisition to be an asset to the Board and believes that Mr. Freiman’s prior experiences as a chief executive officer of pharmaceutical companies gives him operational and industry expertise and leadership skills that are important to our Board. In addition, having spent nearly nine years as one of our directors, Mr. Freiman has extensive historical knowledge about NovaBay and provides valuable Board continuity.

Gail Maderis has served as a director of NovaBay Pharmaceuticals, Inc. since October 2010. Before the merger of BayBio with the California Healthcare Institute in early 2015, she served as President and CEO of BayBio, an independent, non-profit trade association serving the life sciences industry in Northern California. Ms. Maderis was previously President and CEO of FivePrime Therapeutics, Inc., a biotechnology company focused on the discovery and development of innovative protein and antibody drugs, and prior to that, held general management positions at Genzyme Corporation, including founder and president of Genzyme Molecular Oncology, a publicly traded division of Genzyme, and corporate vice president of Genzyme Corporation. Ms. Maderis has been a member of several private company boards, and currently serves on the Board of Opexa Therapeutics, Inc. Ms. Maderis received a B.S. degree in business from the University of California at Berkeley and an M.B.A. from Harvard Business School. The Board considers Ms. Maderis’ prior experience as CEO of FivePrime Therapeutics, Inc. and as President of Genzyme Corporation gives her operational and industry experience and leadership skills, and through her experience, she has acquired an extensive network of contacts related to financing, partnering and support services for the industry, that are important to our Board. In addition, the Board believes Ms. Maderis’ experience as CEO of BayBio to be an asset to the Board; as CEO of BayBio, Ms. Maderis has visibility into business and policy trends that impact the biopharma industry.

T. Alex McPherson, M.D., Ph.D. ICD.D has served as a director of NovaBay Pharmaceuticals, Inc. since July 2006 and was appointed as the Lead Independent Director on January 1, 2010. Dr. McPherson was president and chief executive officer of Biomira, Inc., a biotechnology company specializing in the development of products for the treatment of cancer, from 1991 until his retirement in May 2006. Biomira was recently renamed Oncothyreon and reincorporated in the U.S. (NASDAQ: ONTY). He is a Fellow of the Australasian, Canadian and American Colleges of Physicians and is a past President of both the Alberta and Canadian Medical Associations. Dr. McPherson is currently a Professor Emeritus in the Faculty of Medicine of the University of Alberta, and was Deputy Minister of the Alberta Ministry of Hospitals and Medical Care and the Deputy Commissioner and Executive Director of the Premier’s Commission on Future Health Care for Albertans (The Rainbow Report). He also served on the board of directors of Carrington Laboratories, Inc. until 2009. Dr. McPherson currently serves as Lead Director of Clean Keys, Inc., IR2DX, Inc., and the Chairman of the Edmonton Chapter of the Institute of Corporate Directors (ICD) of Canada. Dr. McPherson received his M.D. in medicine from the University of Alberta and his Ph.D. from the University of Melbourne. The Board believes Dr. McPherson’s medical background, international industry expertise and his experience in public service bring valuable skills to the Board.

Massimo Radaelli, Ph.D., has served as a director since January 2014 and brings over twenty-five years of industry experience to our Board, including senior leadership positions with major European pharmaceutical companies. Dr. Radaelli is currently the President and Chief Executive Officer of Noventia Pharma, a specialty pharmaceutical company focused on orphan drugs for the treatment of rare diseases, in particular for the central nervous system and respiratory. Prior to joining Noventia in May 2009, Dr. Radaelli was President and Chief Executive Officer of Dompé International SA, the international pharmaceutical company of the Dompé Group. He joined Dompé in 1996 as director of corporate business development. Dr. Radaelli is also Executive Chairman of Bioakos Pharma Laboratories, a specialty pharmaceuticals company concentrated in the fields of gynecology, dermatology, ENT and pediatrics and a director of Arriani International, SA, the international subsidiary of Arriani Pharmaceuticals, a pharmaceutical company in Southeastern Europe. Dr. Radaelli received a University Degree in pharmaceutical sciences and a Ph.D. in clinical pharmacology from the University of Milan and an Executive Master of Business from Bocconi University of Milan. Dr. Radaelli was awarded the “Cavaliere della repubblica italiana per meriti speciali”, the highest ranking honor of the Italian Republic. Dr. Radaelli was also awarded the “Grand Office of pro Merito Melitensi of the Sovereign Military Order of the Knights of Malta,” which is one of the highest honors the military can bestow upon a civilian. The Board believes Dr. Radaelli’s brings significant strategic and International operational industry experience, including expertise in pharmaceutical business development, strategic planning, alliance management, and product development and commercialization. The Board also believes his knowledge of the European, Middle East and Latin American Markets will be helpful in the management of our International partnerships.

Mark M. Sieczkarek, has served as a director of NovaBay since January 2014. Mr. Sieczkarek has more than 34 years of leadership experience in the pharma, device and diagnostics industries and most recently served as Chairman, President and Chief Executive Officer of Solta Medical, Inc. until it was acquired by Valeant Pharmaceuticals International, Inc. in January 2014. Mr. Sieczkarek was also lead director of Solta Medical, Inc. for seven years while serving on the audit committee and as head of the compensation committee. Mr. Sieczkarek also served as President and Chief Executive Officer of Conceptus, Inc. from 2003 to 2011. Previously, Mr. Sieczkarek was Senior Vice President and President of The Americas Region, responsible for the commercial operation of all Bausch & Lomb businesses in the United States, Canada and Latin America. Mark joined Bausch & Lomb in 1995 as Vice President and Controller in the Personal Products division and also served as President of Europe, and a Vice President in Corporate Business Development. Previously, Mark held an executive level position with KOS Pharmaceuticals, several Bristol Myers-Squibb subsidiaries and Sanofi Diagnostics Pasteur. Mr. Sieczkarek received a MBA degree in Finance from Canisius College in Buffalo, NY, and a B.S. degree in Accounting from the State University of New York at Buffalo. The Board considers Mr. Sieczkarek’s leadership in guiding Solta Medical through an acquisition and leading Conceptus through its successful commercialization prior to its eventual sale to Bayer to be a valuable asset to the company. The Board also believes that his prior experiences as a chief executive officer of several medical device companies gives him operational and industry expertise that are important to the future growth of NovaBay.

Tony D.S. Wicks has served as a director of NovaBay Pharmaceuticals, Inc. since May 2002. He also served as a director of NovaCal Pharmaceuticals, LLC (“NovaCal LLC”) from March 2001 to May 2002. Mr. Wicks was the chief executive officer of American Resource Corporation, Inc., a public company in the mining industry with activities in North and South America from 1986 to 1995. Prior to that, he was a managing director and board member of London-based companies Guthrie Corporation PLC, GPG International PLC (part of the Guinness group) and United City Merchants PLC. Since 1995, Mr. Wicks has been pursuing private investments, venture work and participating in property investments. Mr. Wicks received his H.N.C. in electrical engineering from Essex Polytechnic and is a member of the American Institute of Electrical and Electronic Engineers. The Board believes Mr. Wicks’ chief executive officer experience brings valuable leadership skills and managerial expertise to the Board. In addition, due to his Board service since 2001, Mr. Wicks has extensive historical knowledge about NovaBay and provides valuable Board continuity.

Executive Officers

The table below sets forth certain information regarding our executive officers as of March 15, 2015.

Name	Age	Current Position(s)

Ramin (“Ron”) Najafi, Ph.D.	56	Chairman of the Board, Chief Executive Officer and President

Thomas J. Paulson. M.B.A	68	Chief Financial Officer, Secretary and Treasurer

Roy Wu, M.B.A.	60	Senior Vice President, Business & Corporate Development

David W. Stroman	70	Senior Vice President, Ophthalmic Product Development

Russell Hoon	62	Senior Vice President, Advanced Wood Care

The following is certain biographical information regarding our executive officers. For biographical information for Ramin (“Ron”) Najafi, Ph.D., see “Directors” above.

Thomas J. Paulson, M.B.A. has served as our chief financial officer, secretary and treasurer since January 2008. Prior to joining NovaBay, Mr. Paulson was a partner at Tatum LLC, an executive services and consulting firm which he joined in April 2007, where his job was focused primarily on business development, and the president and chief executive officer of The Paulson Group, a management consulting company whose clients included high-technology and biotechnology companies, which he founded in February 2006 and was responsible for all aspects of its business. Tatum is a management consulting firm providing “C” level interim professionals to private and public companies. Immediately prior to forming the consulting firm, Mr. Paulson was vice president-finance, chief financial officer and secretary of Avigen, Inc., then a publicly traded biopharmaceutical company focused on unique and small molecule therapeutics and biologics, from 1996 to January 2006. As Avigen’s chief financial officer, Mr. Paulson was responsible for managing a staff of ten (10) people and oversaw the finance, accounting and human resources department. He also was a member of Avigen’s executive committee. From 1989 to 1994, Mr. Paulson served as chief financial officer, secretary and treasurer of Neurogen Corporation, a publicly traded development stage biotechnology company and held senior management positions at Ciba-Corning Diagnostics, Quidel Corporation and Abbot Laboratories. Mr. Paulson received a B.A. in Business Administration from Loyola University in Chicago and an M.B.A. from the University of Chicago.

Roy Wu, M.B.A. has served as our senior vice president for business and corporate development since July 2009. Prior to joining NovaBay, Mr. Wu was the vice president of business development at Genelabs Technologies, Inc. from 2001 to 2009, where he was responsible for all business development and licensing activities, including search, evaluation, and contract negotiations for all in- and out-license transactions, as well as alliance management and assisting in corporate financing activities. At Genelabs, Mr. Wu completed numerous licensing agreements and research collaborations with companies including Novartis, Gilead Sciences, Tanabe Seiyaku and Affymetrix. Mr. Wu’s prior experience also includes serving as the vice president of Kissei Pharma USA Inc., from 1999 to 2001, where he also was responsible for clinical development, regulatory affairs and business development, director of business development at Quintiles-BRI from 1995 to 1997 and 16 years at Syntex Corporation (“Syntex”), where he started as a chemist and was consistently promoted until he became the director of research & development and program planning & management, Japan. Mr. Wu received an M.B.A. in international finance from the University of San Francisco, School of Business and a B.A. in biology from the University of San Francisco.

David W. Stroman, Ph.D. has served as our senior vice president, ophthalmic product development, since October 2011. Dr. Stroman brings over forty years of pharmaceutical and biotechnology industry to NovaBay, including thirty years of which in the discovery and development of anti-infectives. Prior to joining NovaBay, Dr. Stroman served in various positions at Alcon for 21 years, most recently as Therapeutic Unit Head for Anti-Infectives until his retirement on August 15, 2011. In that position, Dr. Stroman was responsible for setting the strategy and leading all aspects of development of anti-infectives for ocular and otic infections. Dr. Stroman joined Alcon in 1990 to create and lead the Anti-Infective program, and his work was instrumental in achieving extensive label claims compared to competitors for numerous products. Dr. Stroman’s prior experience also includes serving in the Infectious Disease Research Unit of The Upjohn Company in Michigan, and in leading the Biotechnology Unit at Phillips Petroleum Company and its joint ventures with The Salk Institute, Bissendorf Peptide, GmbH, and Baylor College of Medicine. Dr. Stroman received his Ph.D. in Biochemistry and Molecular Biology from the University of Oklahoma Medical School, and a B.S. in Chemistry, with a minor in Mathematics from Bethany Nazarene College, now Southern Nazarene University.

Russell Hoon joined NovaBay in 2011 and brought to NovaBay more than 30 years of experience in medical product development, sales, marketing, and management at all levels. Over the course of his career, Mr. Hoon’s expertise has been critical in the clinical development, regulatory approval process, manufacturing scale-up, and sales and marketing of various medical products and devices. To date, Mr. Hoon has brought over eight devices to market. Mr. Hoon also holds a process patent as well as several patent applications. Prior to joining NovaBay, Mr. Hoon served as President of Hoon Consulting, from March, 2008 to September, 2011 where he assisted biomedical and medical device manufacturers with strategies for bringing new products to market. Before founding that consulting business, Mr. Hoon worked at Xylos Corporation, a startup medical device manufacturer specializing in biosynthesized cellulose polymers, for ten years, nine of which as President and Chief Operating Officer and Board Member, where his responsibilities encompassed operations, business development and research and development. While at Xylos Mr. Hoon had many accomplishments which included directing company from initial start-up through revenue production, developing the management visioning process resulting in successful business plan, negotiating venture capital funding, scaling up lab process to pilot plant and full manufacturing facility, coordinating the Pre-Clinical and Clinical Trials, achieving the development and FDA clearance of implantable devices as well as antimicrobial wound care products, and concluding strategic equity investments by major medical device companies which led to two separate business unit sales of the company's technology in Neurosurgery and Wound Care. He also served as Director of Marketing and Business Development at Tutogen Medical Inc. and Marketing Manager at Integra LifeSciences, among others.

Family Relationships

There are no family relationships among any of our directors, executive officers or director nominees.

Audit Committee

Our Audit Committee consists of Mr. Cashion, Mr. Freiman, Ms. Maderis and Dr. Radaelli. Mr. Cashion is the chairman of the Audit Committee. Our Board has determined that each member of the Audit Committee is independent, as defined in the NYSE MKT Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Cashion qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The functions of this committee include:

●	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

●	meeting with our independent auditors and with internal financial personnel regarding these matters;

●	pre-approving audit and non-audit services to be rendered by our independent auditors;

●	engaging and determining the compensation of our independent auditors and oversight of the work of our independent auditors;

●

reviewing our financial statements and periodic reports and discussing the statements and reports with our management and independent auditors, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters;

●	reviewing our financing plans and reporting recommendations to our full Board for approval and to authorize action; and

●	administering and discussing with management and our independent auditors our Code of Ethics and Business Conduct.

Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to this committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report in this proxy statement any failure to file by these dates. We believe that, during 2014, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and 10% stockholders. Based solely on our review of copies of the reports on the Section 16(a) forms received by us with respect to the fiscal year ended December 31, 2014, and the written representations received from the reporting persons that no other reports were required, we believe that, except as indicated in the foregoing sentence, all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

Code of Ethics and Business Conduct

Our Board has adopted a Code of Ethics and Business Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics and Business Conduct is available on the Corporate Governance section of our website at www.novabay.com. We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and any waivers of provisions of the Code of Ethics and Business Conduct required to be disclosed under the rules of the Securities and Exchange Commission (“SEC”), at the same location on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2014, and December 31, 2013, by (1) our chief executive officer, (2) our chief financial officer, (3) our Senior Vice President of Business Development, and (4) our former Senior Vice President of Product Development, each of whom were serving as executive officers in 2014. The officers listed below are collectively referred to as the “Named Executive Officers” in this proxy statement.

Name	Fiscal Year	Salary	Bonus	Option/Stock Awards (1)	All Other Compensation (2)	Total
Ramin (“Ron”) Najafi, Ph.D.	2014	$400,000	$78,480(5)	$49,784	$8,193	$536,457
Chairman, CEO and President	2013	$400,000	$ 40,000(3)	$226,997	$2,670	$669,667

Thomas J. Paulson, M.B.A.	2014	$277,898	$40,893(5)	$33,190	$2,142	$354,123
Chief Financial Officer, Secretary and Treasurer	2013	$ 277,898	$ 38,767(3)	$136,217	$2,240	$ 455,122

Roy Wu	2014	$248,400	$32,897(5)	$27,658	$2,514	$311,469
Senior Vice President, Business Development	2013	$ 248,400	$ 30,740(3)	$ 85,615	$2,628	$ 367,383

Keith Bley	2014	$ 245,000	$5,000	$27,658	$72,036(4)	$349,694
Senior Vice President, Product Development

(1)

These amounts are not cash compensation, but rather the aggregate fair value of the equity compensation paid to our Named Executive Officers during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements in our annual report for the year ended December 31, 2014 (the “Annual Report”) regarding assumptions underlying valuation of equity awards.

(2)	The amounts for 2014 represent individual life insurance premiums and secured parking fees paid for by the company.

(3)

The bonus amounts for 2013 include both cash and non-cash compensation. The non-cash compensation was in the form of an option granted to each Named Executive Officer in April 2014 as a bonus for services rendered in 2013, the value of which was calculated as set forth in footnote (1) above.

(4)	Mr. Bley ceased to be an executive officer of NovaBay on December 31, 2014. The amounts include severance pay ($40,833) plus vacation payout at termination ($28,705) plus parking allowance of ($1440) and Life Insurance premium of ($1,058).

(5)	The bonus amounts for 2014 include both cash and non-cash compensation. The non-cash compensation was in the form of fully vested RSU awards granted to each Named Executive Officer in March 2015 as a bonus for services rendered in 2014, the value of which was calculated as set forth in footnote (1) above.

In 2014 and 2013, our Named Executive Officers were awarded stock options under our 2007 Omnibus Incentive Plan at an exercise price per share equal to the closing sales price of our common stock on the NYSE MKT on the date of the grant. These options are not exercisable until vested, and vest as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting in 12 equal installments thereafter upon the completion of three (3) months beginning the first anniversary date. In January 2013, Dr. Najafi was granted an option to purchase 85,000 shares while Mr. Paulson and Mr. Wu were each granted an option to purchase 25,000 shares. In September 2013, as a part of the annual refresh awards to all employees, Dr. Najafi was granted an option to purchase 150,000 shares while Mr. Paulson and Mr. Wu were each granted an option to purchase 110,000 and 62,000 shares, respectively. In September 2014, as a part of the annual refresh awards to all employees, Dr. Najafi was granted an option to purchase 90,000 shares while Mr. Paulson and Mr. Wu were each granted an option to purchase 60,000 and 50,000 shares, respectively.

2014 Performance Incentives

The Board, upon the recommendation of the Compensation Committee, established the bonus payments for the 2014 fiscal year to be paid to the Named Executive Officers. The final amount and timing of award payments are at the discretion of the Compensation Committee, and the Compensation Committee can modify the amount of the bonus pool at its discretion, and could defer or cancel awards at its discretion. The pre-established target bonuses for NovaBay’s executive officers were 40% of base salary for Dr. Najafi, and 30% of base salary for each of Mr. Paulson, Mr. Wu, and Mr. Bley. To establish the bonus payments for 2014 performance, the Compensation Committee applied the criteria previously established by the Compensation Committee in 2010 for the company’s bonus structure, and determined that a corporate goal achievement of 45% should be applied to the pre-established target bonuses for the executive officers.

In an effort to conserve cash, the Compensation Committee decided that 30% of the 2014 bonus should be paid in fully vested restricted stock units. The cash portion of the bonus for 2014 performance was paid on March 25, 2015. The number of RSUs granted to each executive officer was calculated by using a stock price of $0.61 (the closing price of one share of common stock as reported by the NYSE MKT on March 20, 2015). The resulting awards have a grant date of March 23, 2015, and were fully vested as of the grant date.

2013 Performance Incentives

The Board, upon the recommendation of the Compensation Committee, established the bonus payments for the 2013 fiscal year to be paid to the Named Executive Officers. The final amount and timing of award payments are at the discretion of the Compensation Committee, and the Compensation Committee can modify the amount of the bonus pool at its discretion, and could defer or cancel awards at its discretion. The pre-established target bonuses for NovaBay’s executive officers were 40% of base salary for Dr. Najafi, and 30% of base salary for each of Mr. Paulson and Mr. Wu. To establish the bonus payments for 2013 performance, the Compensation Committee applied the criteria previously established by the Compensation Committee in 2010 for the company’s bonus structure, and determined that a corporate goal achievement of 25% should be applied to the pre-established target bonuses for the executive officers.

The Compensation Committee also decided that approximately one quarter of the 2013 bonus should be paid in stock options, in lieu of cash. The cash portion of the bonus for 2013 performance was paid on April 18, 2014. The number of options granted to each executive officer was calculated using a Black-Scholes formula and a stock price of $1.02 (the closing price of one share of common stock as reported by the NYSE Mkt on April 14, 2014). The resulting options have a grant date of April 15, 2014, and an exercise price of $1.00 (the closing price of one share of common stock as reported by the NYSE Mkt on April 15, 2014, the grant date). The options are fully vested as of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of December 31, 2014. Stock options were granted pursuant to our 2002 Stock Option Plan (“2002 Plan”) and 2005 Stock Option Plan (“2005 Plan”) prior to our initial public offering in October 2007 and pursuant to our 2007 Plan thereafter. All options granted under our 2002 Plan and 2005 Plan were immediately exercisable and subject to a right of repurchase for any shares exercised prior to vesting. The options granted under our 2007 Plan are not exercisable until they have vested.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)		Market Value of Securities That Have Not Vested ($)(2)
	(1)		(1)
Ramin (“Ron”) Najafi, Ph.D.	125,000		-		$3.56	12/13/17
	65,000		-		$1.95	09/05/18
	78,200		-		$1.56	01/28/19
	50,000		-		$1.75	10/06/19
	130,000		-		$1.88	11/15/20
	56,875	(4)	13,125	(4)	$1.09	10/27/21
	96,652		-		$1.44	02/17/22
	36,563		28,437		$1.22	09/26/22
	42,500		42,500		$1.13	01/10/23
	48,675		101,325		$1.71	09/26/23
	-		90,000		$0.75	09/26/24
							12,500	(3)	$7,875
Thomas J. Paulson	200,000		-		$3.80	01/13/18
	44,400		-		$1.95	09/05/18
	26,600		-		$1.56	01/28/19
	38,100		-		$1.75	10/06/19
	70,000		-		$1.88	11/15/20
	45,500		10,500		$1.09	10/27/21
	54,709		-		$1.44	02/17/22
	14,063		10,937		$1.22	09/26/22
	12,500		12,500		$1.13	01/10/23
	34,375		75,625		$1.71	09/26/23
	-		60,000		$0.75	09/26/24
							10,000	(3)	$6,300

Roy Wu	112,500		-		$1.95	08/26/19
	37,500		-		$1.95	08/10/20
	40,000		-		$1.88	11/15/20
	38,862		10,500		$1.09	10/27/21
	48,902		-		$1.44	02/17/22
	6,638		-		$1.09	10/27/21
	14,063		10,937		$1.22	09/26/22
	12,500		12,500		$1.13	01/10/23
	19,375		42,625		$1.71	09/26/23
	-		50,000		$0.75	09/26/24

Keith Bley	75,000		75,000		$1.15	03/05/23
	15,938		35,062		$1.71	09/26/23
	-		50,000		$0.75	09/26/24

(1)

Unless otherwise noted, each option vests as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting in 12 equal installments thereafter at the end of each calendar quarter. Options have a term of ten years from the date of grant.

(2)	The market value is calculated by multiplying the number of shares subject to the award by the closing sales price of NovaBay’s common stock on December 31, 2014, of $0.63.

(3)	Reflects unvested shares subject to an RSU which will vest on October 27, 2015.

Employment Contracts and Termination of Employment and Change of Control Arrangements

On March 26, 2012, we entered into a four-year employment agreement, effective as of January 1, 2012, with each of Dr. Najafi, Mr. Paulson, and Mr. Wu. Pursuant to the terms of these agreements, the annual salaries for these officers will be at least $245,000 for Mr. Bley, $257,313 for Mr. Paulson, $230,000 for Mr. Wu, and $366,412 for Dr. Najafi, subject to periodic adjustment at the discretion of our Board. Each of the officers is also entitled to five weeks of vacation and to participate in all of our benefit programs that are generally available to similar, high level executives, as well as any additional benefits that may be approved by the Board. Although, the Named Executive Officers are employed on an at-will basis, in the event Mr. Paulson’s employment is terminated for any reason other than for cause, we will be required to pay him an amount equal to 12 months salary at his salary rate as then in effect. In the event Mr. Wu’s employment is terminated for any reason other than for cause, we will be required to pay him an amount equal to three months salary at his salary rate as then in effect. Mr. Bley did not have any such severance provision in his employment agreement. In the event Dr. Najafi’s employment is terminated for any reason other than for cause, we will be required to pay him an amount equal to 18 months salary at his salary rate as then in effect. Such amounts will be paid in two equal installments, the first on the effective date of termination and the second installment on the 180th day after the date of termination. Moreover, in the event that Mr. Paulson voluntarily terminates his employment upon reaching the age of 65 or subsequent thereto, we will be required to pay him an amount equal to 12 months salary at his salary rate as then in effect. In the event Dr. Najafi voluntarily terminates his employment upon reaching the age of 65 or subsequent thereto, we will be required to pay him an amount equal to 18 months salary at his salary rate as then in effect. Such amounts will be paid in two equal installments, the first on the effective date of termination or separation from service and the second installment on the 180th day after the date of termination or separation from service. The Board, on its own, shall have the discretion to pay the compensation for voluntary termination at age of 65 or over, in cash or a combination of stock or cash, provided that in no case shall the cash component be less than 25% of the total amount due. No amount is due to any officer in case of termination for cause.

For purposes of these agreements, “cause” is defined to be (a) termination by the company if the executive: (i) materially breaches any material terms of the agreement which has caused demonstrable injury to the company; (ii) commits willful gross acts of dishonesty, fraud, misrepresentation, or other acts of moral turpitude taken by the executive in connection with executive responsibilities as an employee and intended to result in substantial personal enrichment; (iii) is convicted of any felony or any crime involving moral turpitude resulting in either case in significant and demonstrable economic harm to the company, provided that no act or failure to act shall be considered "willful" under this definition unless he acted, or failed to act, with an absence of good faith and without a reasonable belief that his action, or failure to act, was in the best interest of the company; or (iv) fails to achieve milestones and tasks, referred to in the agreement, including but not limited to failure to perform, or continuing to neglect the performance of duties assigned to the executive, which failure or neglect will significantly and adversely affect the company’s business or business prospects and which failure is due to circumstances within the executive’s reasonable control; or (b) by the executive, unless such termination by the executive is for Constructive Termination. "Constructive Termination" means (i) the assignment or partial assignment of any duties or responsibilities inconsistent in any respect with those customarily associated with the position or those actually provided in the agreement (including status, offices, titles and reporting requirements) to be held by the executive during his employment period, or any other action by the company that results in a diminution or other reduction or any adverse change in his position, title, authority, duties or responsibilities; (ii) any failure by the company to comply with any provision of the agreement; (iii) a relocation of his principal place of employment more than thirty-five (35) miles from its current location; (iv) any reduction in his base salary or bonus opportunity; (v) a reduction in the kind or level of his benefits to which he was entitled immediately prior to such reduction; (vi) a material reduction of the facilities and perquisites (including office space and location) or secretarial and administrative support available to him immediately prior to such reduction; (vii) the assignment of duties that are substantially inconsistent with his training, education, professional experience and the job for which he was initially hired; or (viii) the failure of any successor-in-interest to assume all of the obligations of the company under the agreement.

The above notwithstanding, on September 29, 2011, the company and Dr. Najafi agreed to modify Dr. Najafi’s Employment Agreement, wherein Dr. Najafi’s cash compensation was reduced by 30% from October 1, 2011, to September 30, 2012, and Dr. Najafi was granted RSAs in lieu of cash.

Director Compensation

The compensation and benefits for services as a member of our Board is determined by our Board of Directors. Directors employed by us are not compensated for service on the Board or any committee of the Board; however, we reimburse all directors for any out-of-pocket expenses incurred in connection with attending meetings of our Board and committees of our Board.

In October 2012, the Board, upon the recommendation of the Compensation Committee, approved the 2013-2014 director compensation program, effective on January 1, 2013, to continue until December 31, 2014.  The approved director compensation is a combination of options and cash, as follows:

Board Meetings	Chairperson of Committee for Committee Meetings	All Other Members for Committee Meetings

Annual fee of $30,000 in cash and/or options and 15,000 options. Cash compensation is payable quarterly on the first working day of the beginning of the quarter. The options are granted on January 30th of the fiscal year and vest in equal monthly installments over one year

Lead Independent Director & Chairman of the Audit Committee – annual cash compensation of $20,000 per year, payable quarterly on the first working day of the beginning of the quarter.

Chairman of the Compensation Committee - annual cash compensation of $10,000 per year, payable quarterly on the first working day of the beginning of the quarter.

Chairman of the Nominating and Corporate Governance Committee – annual cash compensation of $8,000 per year, payable quarterly on the first working day of the beginning of the quarter.

Member of the Audit Committee - annual cash compensation of $6,000 per year, payable quarterly on the first working day of the beginning of the quarter.

Member of the Nominating and Corporate Governance Committee and the Compensation Committee - annual cash compensation of $5,000 per year, payable quarterly on the first working day of the beginning of the quarter.

Non-employee directors also may be granted additional awards under our equity incentive plans at the discretion of our Board.

The compensation received during 2014 by each director who is not a Named Executive Officer is set forth below.

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total ($)
Charles J. Cashion (2)	$21,000	$32,499	$53,499
Paul E. Freiman (3)	$41,000	$11,499	$52,499
Gail Maderis (4)	$-	$52,499	$52,499
T. Alex McPherson (5)	$-	$69,499	$64,499
Massimo Radaelli, Ph.D. (6)	$30,000	$22,260	$52,260
Mark M. Sieczkarek (7)	$7,500	$44,760	$52,260
Tony D.S. Wicks (8)	$30,000	$21,499	$51,499
Robert Tuft (9)	$10,250	$31,999	$42,249
Anthony Dailley (9)	$20,000	$11,499	$31,499

(1)

This amount is not cash compensation, but represents the aggregate fair value of stock option grants received by the Board in 2014.  The aggregate fair value is computed in accordance with FASB ASC Topic 718 for the equity awards granted in 2014. See Note 11 to our consolidated financial statements in our Annual Report.

(2)	Mr. Cashion had 377,156 outstanding options at December 31, 2014.

(3)	Mr. Freiman had 293,654 outstanding options at December 31, 2014.

(4)	Ms. Maderis had 388,775 outstanding options at December 31, 2014.

(5)	Mr. McPherson had 526,779 outstanding options at December 31, 2014. .

(6)	Dr. Radaelli had 45,000 outstanding options at December 31, 2014.

(7)	Mr. Sieczkarek had 156,234 outstanding options at December 31, 2014.

(8)	Mr. Wicks had 249,068 outstanding options at December 31, 2014.

(9)	Mr. Tufts and Dr. Dailley retired in June of 2014. At December 31, 2014, Mr. Tufts and Dr. Dailley had 162,968 and 194,217 outstanding options, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates information as of March 15, 2015, regarding the ownership of our common stock by:

●	each person who is known by us to own more than 5% of our shares of common stock;

●	each Named Executive Officer;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The percentage of shares beneficially owned is based on 61,113,056 shares of common stock outstanding as of March 15, 2015. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following March 15, 2015, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares	Percent of Class

5% Stockholders (other than Executive Officers and Directors):
China Pioneer Pharma Holdings Limited (2)	10,203,812	16.7%
190 Elgin Avenue, George Town,
Grand Cayman, Cayman Islands KY1-9005

Executive Officers and Directors
Ramin (“Ron”) Najafi, Ph.D. (3)	4,115,658	6.7%
Thomas J. Paulson M.B.A. (4)	383,000	*
Roy Wu, M.B.A. (5)	293,123	*
Keith Bley (6)	101,245	*
Charles J. Cashion (7)	366,213	*
Paul E. Freiman (8)	280,744	*
Gail Maderis (9)	318,108	*
T. Alex McPherson, M.D., Ph.D.(10)	486,913	*
Massimo Radaelli, Ph.D. (11)	15,625	*
Mark M. Sieczkarek (12)	111,353	*
Tony D.S. Wicks (13)	240,318	*

All directors and executive officers as a group (12 persons)(14)	6,993,043	11.4%

_______________

*     Less than one percent (1%).

(1)

The address for each director and officer of NovaBay listed is c/o NovaBay Pharmaceuticals, Inc., 5980 Horton Street, Suite 550, Emeryville, California 94608. Beneficial ownership and percentage beneficial percent of class is calculated in accordance with SEC rules. A person is deemed to beneficially own shares the person has the right to acquire within 60 days. For purposes of calculating percent of class held by a person, the shares the person has the right to acquire within 60 days are also deemed to be outstanding, but not the shares that any other persons have the right to acquire within 60 days.

(2)	China Pioneer Pharma Holdings Limited has sole voting and investment power with respect to 608,156 of these shares. Pioneer Pharma (Singapore) Pte. Ltd. has sole voting and investment power with respect to 9,595,656 of these shares. Pioneer Pharma (Singapore) Pte. Ltd. is a wholly owned subsidiary of Pioneer Pharma (Hong Kong) Company Limited, which is a wholly owned subsidiary of China Pioneer Pharma Holdings Limited. The address for Pioneer Pharma (Hong Kong) Company Limited is: Flat 2605, 26/F Trendy Centre, 682 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong. The address for Pioneer Pharma (Singapore) Pte. Ltd. is: 33A Chander Road, Singapore 219539.

(3)

Includes (i) 3,112,000 shares of common stock held by the Najafi Family Trust dated September 13, 2006, of which Dr. Najafi and his spouse are the trustees, (ii) 252,868 held directly by Dr. Najafi, and (iii) 750,790 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(4)

Includes (i) 68,210 shares held directly by Mr. Paulson, and (ii) 314,790 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(5)	Includes 293,123 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(6)	Includes 101,245 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(7)

Consists of (i) 29,522 shares held by the Charles J. Cashion and Martha Diane Cashion Trust dated July 27, 1988, and (ii) 336,691 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(8)

Includes (i) 42,137 shares held by the Paul Freiman and Anna Mazzuchi Freiman Trust, of which Mr. Freiman and his spouse are trustees and (ii) 222,987 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(9)

Includes 318,108 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date. The right to exercise these stock options is held by the Gail J. Maderis Revocable Trust dated April 8, 2013.

(10)

Includes (i) 6,700 shares held by the McPherson Family Trust, (ii) 37,693 shares held directly by Dr. McPherson, and (iii) 442,520 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(11)	Includes 15,625 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(12)	Includes (i) 29,800 shares held directly by Mr. Sieczkarek, and (ii) 81,553 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(13)	Consists of (i) 161,690 shares held by the Tony D. Wicks and Anne K. Wicks Revocable Trust, of which Mr. Wicks and his spouse are trustees and (ii) 240,318 issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date.

(14)	Includes 3,368,718 shares issuable upon exercise of outstanding options which are exercisable as of March 15, 2015, or within 60 days after such date, including 352,286 shares subject to stock options held by two executive officers not appearing on the table. See also footnotes 3 to 5, and 7 to 13 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014, with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)

Equity compensation plans approved by security holders(1)	7,890,123	$ 1.53	753,005

Equity compensation plans not approved by security holders(2)	152,270	$ 1.71	—

Total	8,042,393		753,005

_______________

(1)

Consists of our 2002 Plan, 2005 Plan and 2007 Plan (collectively, the “Plans”). No additional option grants are being made under the 2002 Plan and the 2005 Plan. The 2007 Plan became effective in October 2007, and 7,438,498 shares were reserved for issuance under that plan at December 31, 2014. An additional 2,006,001 shares were added to the 2007 Plan in January 2015 pursuant to the evergreen provisions of the plan.

(2)

Consists of non-qualified stock options granted outside of our Plans as compensation for services rendered to us in connection with a private placement of our preferred stock. These options were fully vested and exercisable upon grant and will expire in March 2015. The exercise prices for such options range from $1.70 to $1.87.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since December 31, 2012, there has not been any transaction, nor is there any proposed transaction, in which NovaBay was a participant, and in which a “related party” of NovaBay had or is expected to have a direct or indirect material interest, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of NovaBay’s total assets at the end of the last two completed fiscal years, that would require disclosure in this proxy statement.

Director Independence

Our Board has determined that each of its members, other than Dr. Najafi, our chief executive officer, satisfies the requirements for “independence” as defined in the NYSE MKT Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2014 and 2013, by OUM & Co. LLP, our independent registered public accounting firm for such years:

	2014	2013
Audit Fees	$150,167	$120,798
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	$22,305	19,990

Total Fees	$172,472	$140,788

Audit Fees. Audit fees consisted of fees billed by OUM for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements and other engagements such as comfort letters, consents, and review of documents filed with the SEC.

All Other Fees. All other fees consisted of fees associated with the review of registration statements on Form S-3 and Form S-8 performed by OUM.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by OUM or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services instead may be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by OUM for the fiscal years ended December 31, 2013, and December 31, 2014.

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

Date: March 26, 2015	NOVABAY PHARMACEUTICALS, INC.
	By:	/s/ RAMIN NAJAFI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAMIN NAJAFI	Chairman of the Board and Chief Executive	March 26, 2015
Ramin (Ron) Najafi	Officer (principal executive officer)

/s/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal	March 26, 2015
Thomas J. Paulson	financial and accounting officer)

/s/ CHARLES J. CASHION	Director	March 26, 2015
Charles J. Cashion

/s/ PAUL FREIMAN	Director	March 26, 2015
Paul E. Freiman

/s/ ALEX MCPHERSON	Director	March 26, 2015
Alex McPherson, MD, Ph.D

/s/ TONY WICKS	Director	March 26, 2015
Tony Wicks

/s/ GAIL MADERIS	Director	March 26, 2015
Gail Maderis

/s/ MARK M. SIECZKAREK	Director	March 26, 2015
Mark M. Sieczkarek

/s/ MASSIMO RADAELLI	Director	March 26, 2015
Massimo Radaelli, Ph.D

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Agreement and Plan of Merger between NovaBay Pharmaceuticals, Inc., a California corporation and NovaBay Pharmaceuticals, Inc., a Delaware corporation.	S-3	333-159917	2.1	7/1/2010
3.1	Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/04/2014
3.3	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	001-33678	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering.	8-K	001-33678	4.1	6/29/2011
4.3	Form of Warrant issued in December 2012 offering.	8-K	001-33678	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering.	8-K	001-33678	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 offering.	8-K	001-33678	4.1	3/9/2015
4.6	Form of Warrant issued in March 2015 offering.	8-K	001-33678	4.2	3/9/2015
4.7	Registration Rights Agreement, dated March 3, 2014, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.	8-K	001-33678	10.2	3/9/2015

10.1+	Form of Indemnity Agreement between the Company and its Directors and Officers.	10-Q	001-33678	10.1	8/12/2010
10.2+	2002 Stock Option Plan, and forms of agreements thereto.	S-1, as amended	333-140714	10.1	3/30/2007
10.3+	2005 Stock Option Plan, and forms of agreements thereto.	S-1, as amended	333-140714	10.2	3/30/2007
10.4+	2007 Omnibus Incentive Plan.	10-Q	001-33678	10.1	8/09/2012
10.5+	Form Agreements to the 2007 Omnibus Incentive Plan.	S-1, as amended	333-140714	10.3	5/29/2007
10.6+	NovaBay Pharmaceuticals, Inc. 2014 Bonuses for Named Executive Officers.	8-K	001-33678	5.02	4/18/2014
10.7+	NovaBay Pharmaceuticals, Inc. Executive Officers Cash Bonus Structure	8-K	001-33678	10.4	3/27/2012
10.8	Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended.	S-1, as amended	333-140714	10.10	3/30/2014
10.9	Fifth Amendment dated November 20, 2007 to Office Lease dated June 3, 2004 by and between the Company and Emery Station Associates II, LLC, as amended.	10-K	001-33678	10.20	3/14/2008
10.10	Sixth Amendment to Lease between Emery Station Office II, LLC and Novacal Pharmaceuticals, Inc., effective September 1, 2008.	10-Q/A	001-33678	10.1	11/14/2008
10.11	Seventh Amendment to the Lease Agreement between Emery Station Office II, LLC and NovaBay Pharmaceuticals, Inc., effective March 1, 2012.	10-Q	001-33678	10.2	8/09/2012
10.12†	Collaboration and License Agreement, by and between the Company and Galderma S.A., dated March 20, 2009.	10-Q/A	001-33678	10.2	8/04/2009
10.13†	Amendment No. 1 to the Collaboration and License Agreement, by and between the Company and Galderma S.A., dated December 1, 2009.	10-K	001-33678	10.18	3/30/2010

10.14†	Amendment No. 2 to the Collaboration and License Agreement, by and between the Company and Galderma S.A., dated March 20, 2009.	10-K	001-33678	10.24	3/10/2011
10.15+	Director Compensation Plan (as amended on January 16, 2014).	10-K	001-33678	10.10	3/05/2014
10.16	Master Security Agreement by and between the Company and General Electric Capital Corporation, dated April 23, 2007.	S-1, as amended	333-140714	10.14	5/29/2007
10.17†	Distribution Agreement, by and between the Company and Pioneer Pharma Co. Ltd., dated January 9, 2012.	10-K	001-33678	10.18	3//27/2012
10.18+	Employment Agreement by and between the Registrant and Ramin (Ron) Najafi, dated February 17, 2012.	10-K	001-33678	10.19	3//27/2012
10.19+	Employment Agreement by and between the Registrant and Thomas J. Paulson, dated February 17, 2012.	10-K	001-33678	10.20	3//27/2012
10.20+	Employment Agreement by and between the Registrant and Roy Wu, dated February 17, 2012.	10-K	001-33678	10.22	3//27/2012
10.21†	Distribution Agreement, by and between the Company and Naqu Area Pioneer Co. Ltd., dated September 13, 2012.	10-Q	001-33678	10.1	11/01/2012
10.22†	Unit Purchase Agreement entered into by and between the Company and Pioneer Pharma (Singapore) Pte. Ltd., dated September 13, 2012.	10-Q	001-33678	10.2	11/1/2012
10.23	Warrant Amendment Agreement, dated May 9, 2013, by and among NovaBay Pharmaceuticals, Inc., and Pioneer Pharma (Singapore) Pte Ltd.	10-Q	001-33678	10.1	8/01/2013
10.24	Long Term Strategic Bonus for Executives.	8-K	001-33678	5.02	4/24/2013
10.25	Common Stock Purchase Agreement, between NovaBay Pharmaceuticals, Inc. and Pioneer Pharma (Singapore) Pte. Ltd., dated November 25, 2013.	10-K	001-33678	10.29	3/05/2014

10.26	First Amendment to International Distribution Agreement by and between NovaBay Pharmaceuticals, Inc. and Naqu Area Pioneer Co. Ltd., dated November 25, 2013.	10-Q	001-33678	10.2	5/01/2014
10.27	Second Amendment to International Distribution Agreement by and between NovaBay Pharmaceuticals, Inc. and Naqu Area Pioneer Co. Ltd., dated November 25, 2013.	10-Q	001-33678	10.3	5/01/2014
10.28	Assignment and Assumption Agreement by and among NovaBay Pharmaceuticals, Inc. and Pioneer Pharma Co. Ltd., dated January 2, 2013.					X
10.29	Agreement by and between NovaBay Pharmaceuticals, Inc. and Naqu Area Pioneer Pharma Co. Ltd., dated December 30, 2014.					X
10.30	At-the-Market Offering Agreement, dated October 16, 2014, between NovaBay Pharmaceuticals, Inc. and Ascendiant Captial Markets, LLC	8-K	001-33678	1.1	10/17/2014
10.31	Common Stock Purchase Agreement, dated March 3, 2014, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.	8-K	001-33678	10.1	3/3/2015
23.1	Consent of OUM & Co. LLP.					X
24.1	Power of Attorney (contained on signature page).					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡

Certification by the Chief Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

X
32.2‡

Certification by the Chief Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement
†

NovaBay Pharmaceuticals, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.