Form 10-K/A
period 2014-12-31
NovaBay Pharmaceuticals, Inc.
filed 2015-04-14
CIK 1389545

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015 (the “Form 10-K”), solely (1) to update information in “Section 16(a) Beneficial Ownership Reporting Compliance” of Item 10 “Directors, Executive Officers and Corporate Governance”, and (2) to update information in Item 13 “Certain Relationships and Related Transactions, and Director Independence” in the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 26, 2015) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the Securities and Exchange Commission.

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

Executive Officers

The table below sets forth certain information regarding our executive officers as of March 15, 2015.

Name	Age	Current Position(s)

Ramin (“Ron”) Najafi, Ph.D.	56	Chairman of the Board, Chief Executive Officer and President

Thomas J. Paulson. M.B.A	68	Chief Financial Officer, Secretary and Treasurer

Roy Wu, M.B.A.	60	Senior Vice President, Business & Corporate Development

David W. Stroman	70	Senior Vice President, Ophthalmic Product Development

Russell Hoon	62	Senior Vice President

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

David W. Stroman, Ph.D. has served as our senior vice president, ophthalmic product development, since October 2011. Dr. Stroman brings over forty years of pharmaceutical and biotechnology industry to NovaBay, including thirty years of which in the discovery and development of anti-infectives. Prior to joining NovaBay, Dr. Stroman served in various positions at Alcon for 21 years, most recently as Therapeutic Unit Head for Anti-Infectives until his retirement on August 15, 2011. In that position, Dr. Stroman was responsible for setting the strategy and leading all aspects of development of anti-infectives for ocular and optic infections. Dr. Stroman joined Alcon in 1990 to create and lead the Anti-Infective program, and his work was instrumental in achieving extensive label claims compared to competitors for numerous products. Dr. Stroman’s prior experience also includes serving in the Infectious Disease Research Unit of The Upjohn Company in Michigan, and in leading the Biotechnology Unit at Phillips Petroleum Company and its joint ventures with The Salk Institute, Bissendorf Peptide, GmbH, and Baylor College of Medicine. Dr. Stroman received his Ph.D. in Biochemistry and Molecular Biology from the University of Oklahoma Medical School, and a B.S. in Chemistry, with a minor in Mathematics from Bethany Nazarene College, now Southern Nazarene University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report in this annual report any failure to file by these dates. During 2014, Pioneer Pharm (Singapore) Pte, Ltd., a 10% stockholder, filed one late Form 4; Anthony Dailley, a former director, filed two late Form 4s; and Robert R. Tufts, a former director, filed one late Form 4.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and 10% stockholders. Based solely on our review of copies of the reports on the Section 16(a) forms received by us with respect to the fiscal year ended December 31, 2014, and the written representations received from the reporting persons that no other reports were required, we believe that, except as indicated in the foregoing paragraph, all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Pioneer Pharma (Singapore) Pte Ltd. is our largest stockholder and a distributor of our NeutroPhase product in Asia.

In May 2013, we entered into a Warrant Amendment Agreement under which the term of the warrants (the “Warrants”) issued pursuant to that certain Unit Purchase Agreement dated September 13, 2012, between us and Pioneer Pharma (Singapore) Pte Ltd. (“Pioneer Singapore”) had been extended to November 29, 2013, and in consideration of the extension Pioneer Singapore would guarantee the exercise of the Warrants prior to such date.

In November 2013, we entered into a Common Stock Purchase Agreement with Pioneer Singapore, pursuant to which: (a) Pioneer Singapore agreed to purchase from us, and we agreed to sell to Pioneer Singapore, five million shares of our common stock for aggregate gross proceeds to us of $5.7 million; and (b) we and Pioneer Singapore agreed to cancel the Warrants and the obligation of Pioneer Singapore to exercise the Warrants.

In January 2014, we and each of Pioneer Pharma Co. Ltd. (“Pioneer”) and Naqu Ara Pioneer Pharma Co. Ltd. (“Naqu Pioneer”) entered into an Assignment and Assumption Agreement pursuant to which Pioneer assigned to Naqu Pioneer all of Pioneer’s rights under that certain Distribution Agreement dated January 9, 2012, between us and Pioneer (the “Pioneer Distribution Agreement”).

In December 2014, we and each of Pioneer and Naqu Pioneer amended the Pioneer Distribution Agreement and that certain Distribution Agreement dated September 13, 2012 between us and Naqu Pioneer, respectively, to include exclusive licensing rights to two new products, CelleRx™ and i-Lid™ Cleanser, developed internally by us. The amendments cover the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

In February 2014, and May 2014, Pioneer Singapore disgorged to us $29,742.90 and $75,000, respectively, pursuant to the provisions of Section 16 of the Securities Exchange Act of 1934, in connection with certain purchases of our common stock that were matched against deemed sales as a result of the cancellation of the Warrants.

In March 2015, we entered into a definitive securities purchase agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which we issued to the Purchasers immediately separable units (the “Units”) comprising shares (the “Shares”) of the Company’s common stock, warrants with a 5-year term (the “Long-Term Warrants”) to purchase additional shares of the Company’s common stock at $0.65 per share, and warrants with a 15-month term (the “Short-Term Warrants,” and together with the Long-Term Warrants, the “2015 Warrants”) to purchase additional shares of the Company’s common stock at $0.60 per share (the “Private Placement”). Pioneer Singapore participated in the Private Placement, purchasing 2,590,000 Units for an aggregate purchase price of $1,554,000, receiving therefor 2,590,000 Shares, Long-Term Warrants to purchase 1,942,500 shares of the Company’s common stock, and Short-Term Warrants to purchase 2,590,000 shares of the Company’s common stock.

Ramin (“Ron”) Najafi, Ph.D., our chairman of the board, chief executive officer, and president, and Mark M. Sieczkarek, a member of our board of directors, participated in the Private Placement on the same terms and conditions as Pioneer Singapore. Dr. Najafi and Mr. Sieczkarek each purchased 166,666 Units for an aggregate purchase price of $99,999.60, receiving therefor 166,666 Shares, Long-Term Warrants to purchase 124,999 shares of the Company’s common stock, and Short-Term Warrants to purchase 166,666 shares of the Company’s common stock.

In compliance with certain NYSE MKT rules regarding related party transactions, the $0.60 per Unit price paid by Pioneer Singapore, Dr. Najafi, and Mr. Sieczkarek was equal to the closing price of our common stock on last trading day prior to the closing of the Private Placement. While the Private Placement was not specifically reviewed in advance as a related-party transaction, it was approved by our Board and a Financing Committee of our Board, and consistent with our Audit Committee charter, the Audit Committee also reviewed the Private Placement.

In connection with the Private Placement we entered into a registration rights agreement with the Purchasers pursuant to which we have filed a registration statement with the Securities and Exchange Commission registering the offer and sale of the Shares (including shares underlying the 2015 Warrants).

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

Date: April 13, 2015	NOVABAY PHARMACEUTICALS, INC.

	By:	/s/ Ramin (Ron) Najafi
Ramin (Ron) Najafi, Ph.D.
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).