Form 10-Q
period 2015-03-31
NovaBay Pharmaceuticals, Inc.
filed 2015-05-14
CIK 1389545

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 61,198,437 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets: March 31, 2015 and December 31, 2014	3

	2.	Consolidated Statements of Operations and Comprehensive Loss: Three months ended March 31, 2015 and 2014	4

	3.	Consolidated Statements of Cash Flows: Three months ended March 31, 2015 and 2014	5

	4.	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.		Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	28

Item 6.		Exhibits	47

SIGNATURES			48

EXHIBIT INDEX			49

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
(in thousands, except par value)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$5,598	$5,429
Accounts receivable	283	273
Inventory	492	521
Prepaid expenses and other current assets	1,223	729
Total current assets	7,596	6,952
Property and equipment, net	408	436
Other assets	151	149
TOTAL ASSETS	$8,155	$7,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,178	$1,865
Accrued liabilities	1,095	1,055
Deferred revenue	425	425
Total current liabilities	3,698	3,345
Deferred revenues - non-current	1,993	2,000
Deferred rent	176	171
Warrant liability	139	173
Total liabilities	6,006	5,689

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 120,000 shares authorized at March 31, 2015 and December 31, 2014; 61,113 and 51,650 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	611	516

Additional paid-in capital	77,725	72,879
Accumulated deficit during development stage	(76,187)	(71,547)
Total stockholders' equity	2,149	1,848
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,155	$7,537

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Sales:
Product revenue	$492	$188
Cost of goods sold	148	130
Gross profit	344	58

Other revenue:
License, collaboration and distribution revenue	6	38
Other revenues	40	62
Total other revenue	46	100

Operating expenses:
Research and development	1,641	2,548
Sales, general and administrative	3,410	1,708
Total operating expenses	5,051	4,236
Operating loss	(4,661)	(4,078)

Non-cash gain on changes in fair value of warrants	34	520
Other income (expense), net	(11)	(7)

Loss before provision for income taxes	(4,638)	(3,565)
Provision for income taxes	(2)	—
Net loss	(4,640)	(3,565)

Change in unrealized gains on available-for-sale securities	—	2
Comprehensive loss	$(4,640)	$(3,563)

Net loss per share:
Basic and diluted	$(0.09)	$(0.08)
Shares used in per share calculations:
Basic and diluted	54,371	45,338

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(4,640)	$(3,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	70
Net realized loss on sales of short-term investments	—	9
Loss (gain) on disposal of property and equipment	(1)	2
Stock-based compensation expense for options and stock issued to employees and directors	265	245
Stock-based compensation expense for options, warrants and stock issued to non-employees	20	32
Non-cash gain on changes in fair value of warrants	(34)	(520)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(47)	524
(Increase) decrease in inventory	29	76
(Increase) decrease in prepaid expenses and other assets	(491)	(71)
Increase (decrease) in accounts payable and accrued liabilities	357	(1,152)
Increase (decrease) in deferred revenue	(6)	(66)
Net cash used in operating activities	(4,507)	(4,416)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(12)
Proceeds from disposal of property and equipment	37	—
Purchases of short-term investments	—	(3,512)
Proceeds from maturities and sales of short-term investments	—	1,200
Net cash provided by (used in) investing activities	23	(2,324)

Cash flows from financing activities:
Proceeds from common stock issuances	—	40
Proceeds from exercise of options and warrants	—	5
Proceeds from financing, net of costs	4,653	6,511
Net cash provided by financing activities	4,653	6,556

Change in cash and cash equivalents	169	(184)
Cash and cash equivalents, beginning of period	5,429	10,500
Cash and cash equivalents, end of period	$5,598	$10,316

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of March 31, 2015, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

During the three months ended March 31, 2015, revenues were derived from one collaboration partner, service revenues and sales of NeutroPhase. During the three months ended March 31, 2014, revenues were derived from one collaboration partner, two distribution partners, service revenues and sales of NeutroPhase.

As of March 31, 2015, 46% and 13% of accounts receivable were derived from two distribution partners. As of December 31, 2014, 41% and 18% of accounts receivable were derived from two distribution partners.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Our warrant liability is carried at fair value.

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

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods.

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, cost of samples and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. The Company did not record an allowance for excess inventory as of March 31, 2015.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended March 31, 2015 and March 31, 2014, there was no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014

Net loss	$(4,640)	$(3,565)

Basic shares	54,371	45,338
Add: shares issued upon assumed exercise of stock options and warrants	—	—
Diluted shares	54,371	45,338

Basic and diluted net loss per share	$(0.09)	$(0.08)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Stock options	8,429	7,547
Stock warrants	21,339	6,165
	29,768	13,712

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2014, that are of significance or potential significance to the Company.

NOTE 3. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Fair Value Measurements Using

(in thousands)	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$5,598	$5,598	$—	$—
Total assets	$5,598	$5,598	$—	$—

Liabilities
Warrant liability	$139	$—	$—	$139
Total liabilities	$139	$—	$—	$139

For the three month period ended March 31, 2015, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a decrease in the fair value of $34,000, in its consolidated statement of operations and comprehensive loss.  See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2014	$173
Adjustment to fair value at March 31, 2015	(34)
Total warrant liability at March 31, 2015	$139

NOTE 4. INVENTORY

Inventory consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials and supplies	$260	$260
Goods in process	184	184
Finished goods	48	77
Total inventory	$492	$521

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $256,000 and $255,000 for the three months ended March 31, 2015 and 2014, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of March 31, 2015.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2015.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2015, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	March 31,
Assumption	2015	2014
Expected price volatility	60%	70%
Expected term (in years)	1.26	2.26
Risk-free interest rate	0.34%	0.56%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.04	$0.38

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

For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378,000, or approximately $352,000 in net proceeds after deducting offering costs and commissions of $26,000. For the year ended December 31, 2014, the Company sold 1.3 million shares for gross proceeds of $1.2 million, or approximately $1.1 million in net proceeds after deducting offering costs and commissions of $81,000. For the three months ended March 31, 2015, the Company sold 189,709 shares for gross proceeds of $118,000, or approximately $107,000 in net proceeds after deducting offering costs and commissions of $11,000. Under the terms of the 2014 and 2013 ATM Agreement, the Company paid to Ascendiant 3% of the gross proceeds of all sales made under these agreements.

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

On March 3, 2015, the Company entered into a securities purchase agreement for the sale of its common stock and warrants in a private placement for net proceeds of approximately $4.5 million. Investors purchased 9,273,332 units consisting of one share of the Company’s common stock and two warrants to purchase an additional share and three-quarters share of common stock, respectively. The first warrant, totaling rights to 9,273,332 shares, which is exercisable beginning on the date six months after the date of issuance, entitles the holder to purchase one share of common stock at a price of $0.60 per share, and includes a provision for forced conversion if the common stock trades at or above $1.10 for 10 out of 20 consecutive trading days.  This warrant will expire, unless exercised, 15 months following the date of issuance. The second warrant, totaling rights to 6,955,000 shares, entitles the holder to purchase three-quarters of one share of common stock at a price of $0.65 per share, and is exercisable beginning on the date six months after the date of issuance.  This warrant expires five and one half years from closing, unless exercised. In connection with the securities purchase agreement, the Company also issued a warrant to the placement agent, totaling rights to 185,466 shares, which entitles the holder to purchase one share of common stock at a price of $0.65 per share, and is exercisable beginning on March 6, 2015.  This warrant expires 60 months from issuance, unless exercised.

In April 2015, the registration statement on Form S-3 associated with the Company’s March 2015 private placement has been declared effective by the U.S. Securities and Exchange Commission (SEC). The registration of these shares causes them to be eligible for open trading in the stock market.

Stock Warrants

In March 2014, 1,400,000 warrants were issued in connection with March 2015 financing. These warrants were issued with an exercise price of $1.56 and expire on September 25, 2015. These outstanding warrants were fully exercisable at September 30, 2014.

In March 2015, 16,413,798 warrants were issued in connection with March 2015 financing. The first warrant, totaling rights to 9,273,332 shares, is exercisable beginning on the date six months after the date of issuance with an exercise price of $0.60 per share and expires 15 months following the issuance. The second warrant, totaling rights to 6,955,000 shares, is exercisable beginning on the date six months after the date of issuance with an exercise price of $0.65 per share and expires five and one half years from closing.  The third warrant, totaling rights to 185,466 shares, is exercisable beginning on March 6, 2015 with an exercise price of $0.65 per share and expires 60 months from issuance.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The details of all outstanding warrants as of March 31, 2015, are as follows:

(in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2014	4,925	$1.42
Warrants issued	16,414	$0.62
Outstanding at March 31, 2015	21,339	$0.81

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of March 31, 2015, there were 2,162,826 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2015, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	8,042	$1.53	6.3	23
Options granted	637	$0.64
Restricted stock units granted	89	$—
Options exercised	(7)	$0.56
Restricted stock units vested	(91)	$—
Options forfeited/cancelled	(241)	$1.65
Outstanding at March 31, 2015	8,429	$1.46	6.5	$55
Vested and expected to vest at March 31, 2015	8,172	$1.47	6.4	$50
Vested at March 31, 2015	6,032	$1.65	5.5	$8
Exercisable at March 31, 2015	6,032	$1.65	5.5	$8

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Market as of March 31, 2015, for options that have a quoted market price in excess of the exercise price (“in-the-money options”). The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2015. The aggregate intrinsic value of stock option awards exercised was $4,000 for the three months ended March 31, 2015, as determined at the date of option exercise. No options were exercised during three months ended March 31, 2014.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2015, total unrecognized compensation cost related to unvested stock options was $1.7 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.34 years.

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

During the three months ended March 31, 2015 and 2014 the Company granted options to purchase an aggregate of 597,000 and 435,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Three months ended March 31,
Assumption	2015	2014
Expected price volatility	73%	72%
Expected term (in years)	5.11	5.28
Risk-free interest rate	1.61%	1.70%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.39	$0.76

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

Additionally, during the three months ended March 31, 2015 and 2014, the Company issued 89,000 and 48,000 shares of common stock, respectively, to employees.

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $265,000 and $245,000, respectively, for stock based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2015 and 2014, the Company granted options to purchase an aggregate of 40,000 and 15,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
Assumption	2015	2014
Expected price volatility	79%	79%
Expected term (in years)	9.60	8.56
Risk-free interest rate	0.00%	2.59%
Dividend yield	1.91%	0.00%
Weighted-average fair value of options granted during the period	$0.54	$1.06

The Company did not grant any restricted stock to non-employees in the three months ended March 31, 2015. The Company granted restricted stock to non-employees totaling 8,000 shares of common stock in the three months ended March 31, 2014 in exchange for advisory and consulting services.

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $20,000 and $32,000, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Research and development	$130	$76
General and administrative	155	201
Total stock-based compensation expense	$285	$277

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

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue has been recognized under the Galderma agreement as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Amortization of Upfront Technology Access Fee	$—	$1
On-going Research and Development (FTE)	—	—
Materials, Equipment, and Contract Study Costs	—	—
Total	$—	$1

The Company did not have any deferred revenue balances at March 31, 2015 and December 31, 2014, respectively, related to the Galderma agreement. As of March 31, 2015, the Company has earned $4.25 million in milestone payments. As of March 31, 2015, the Company has not earned or received any royalty payments under the Galderma agreement.

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

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac. Under this agreement, Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets for companion animals.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years based on actual sales during this period.

The Company did not recognize any revenue under the Virbac agreement during three months ended March 31, 2015 and 2014, respectively.

The Company had a deferred revenue balance of $246,000 at March 31, 2015 and December 31, 2014, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

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

During the three months ended March 31, 2015, the Company had three other smaller agreements and continues to seek additional distribution agreements.

Revenue has been recognized under these agreements as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Amortization of Upfront Technology Access Fee	$6	$15
On-going Research and Development (FTE)	—	22
Total	$6	$37

The Company had a deferred revenue balance of $2.2 million at March 31, 2015 and December 31, 2014, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

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

In January 2015, the Company signed a new agreement with Sarmedic Ltd to market Avenova in Israel.

In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health, which delivers prescription drugs and many other products to retail pharmacies, hospitals, mail-order facilities, physician offices, surgery centers and other facilities across the U.S. Under the agreement, Cardinal Health will carry and distribute Avenova product.

In April 2015, the Company signed a U.S. distribution agreement for Avenova product with AmerisourceBergen, one of the largest global pharmaceutical sourcing and distribution services companies.

During the three months ended March 31, 2015, the Company earned $39,000 in sales revenue for its Avenova product related to the distribution agreements.

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

	Three Months Ended March 31,
(in thousands)	2015	2014

Revenues:
DermaBay (dermatology)	$—	$1
EyeBay (ophthalmology)	468	1
UroBay (urology)	—	—
MediBay (wound care)	30	224
Other	40	62
	$538	$288

Segment net income (loss):
DermaBay (dermatology)	$(236)	$(275)
EyeBay (ophthalmology)	(2,351)	(1,779)
UroBay (urology)	(478)	(497)
MediBay (wound care)	(1,366)	(1,071)
Other	(230)	(456)
	$(4,661)	$(4,078)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months ended March 31,
(in thousands)	2015	2014

Segment net loss	$(4,661)	$(4,078)
Non-cash gain on change in fair value of warrants	34	520
Other income (expense), net	(11)	(7)
Provision for income taxes	(2)	—
Net loss	$(4,640)	$(3,565)

NOTE 11. SUBSEQUENT EVENTS

In April 2015, the Company announced the appointment of Mark M. Sieczkarek as Chairman of the Board and LI Xinzhou (Paul Li) as a Director, effective April 10, 2015.  NovaBay founder Dr. Ron Najafi remains on the Board and continues to serve as NovaBay’s President and Chief Executive Officer. Mr. Sieczkarek has served as a director of NovaBay since January 2014.

In April 2015, the Company signed a U.S. distribution agreement for Avenova product with AmerisourceBergen, one of the largest global pharmaceutical sourcing and distribution services companies.

In April 2015, the registration statement on Form S-3 associated with the Company’s March 2015 private placement for net proceeds of approximately $4.5 million was declared effective by the U.S. Securities and Exchange Commission (SEC). The registration of these shares causes them to be eligible for open trading in the stock market.  See Note 7 for details of March 2015 private placement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1  of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 26, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a biopharmaceutical company focused on addressing the unmet therapeutic needs of the global, topical anti-infective market with two distinct technologies: (1) Neutrox™, our proprietary pure hypochlorous acid solution, and (2) our novel Aganocide® compounds. Using the Neutrox technology, we have developed three branded products, namely, Avenova™ (previously known as i-Lid Cleanser) for the eye care market, NeutroPhase® for the wound-care market, and CelleRx® for the dermatology market. Our novel and patented Aganocide compounds are still in clinical development.

Products Containing Neutrox

Neutrox is a pure, proprietary, stable formulation of hypochlorous acid (“HOCl”) in saline. HOCl is a naturally occurring compound that has been perfected over millions of years by the human immune system to be the “molecule of choice” to destroy pathogens. In vitro studies with HOCl have demonstrated broad-spectrum, anti-microbial, anti-inflammatory and anti-bacterial toxin activity. Three branded Neutrox-containing products are currently being commercialized as prescription medical devices: Avenova, NeutroPhase, and CelleRx.

Avenova (Ophthalmology). Launched in the United States in 2014, Avenova (0.01% Neutrox) is the only prescription product for daily eyelid and eyelash hygiene. Cleansing with Avenova removes microorganisms and debris from the skin on eyelids and lashes without burning or irritation.

A growing number of patients with blepharitis, meibomian gland dysfunction (“MGD”) and associated dry eye syndrome have found Avenova to be soothing and effective at removing microorganisms and debris, and many key opinion leaders in the field of eye care have embraced Avenova for the management of these eye conditions.

In August 2014, we launched Avenova through a dedicated direct salesforce in the United States. Our medical sales representatives are targeting both optometrists and ophthalmologists, educating them on the attributes of Avenova as an advancement in the management of blepharitis, MGD and associated dry eye. Avenova is available under a prescription from approximately 90 percent of the retail pharmacies nationwide through distribution agreements with AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation. Avenova also has been added to the Vision Source Independent Optometry Network, which is the largest independent optometry network in the country, representing 2,800 independent optometrist offices.

Avenova is well suited for daily use by the millions of Americans who suffer from chronic eye conditions like blepharitis and MGD. We estimate the U.S. market size for Avenova for the management of blepharitis and MGD at approximately $500 million, and we believe that no other commercial products offer the unique advantages of Avenova.  We are currently in process of seeking partners to distribute Avenova outside of the U.S.

Avenova is priced reasonably for consumers and is subject to private pay.

NeutroPhase (Wound Care). Since its U.S. launch in 2013, NeutroPhase has made a significant impact in wound care. Consisting of 0.03% Neutrox, NeutroPhase may be used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality. Recently, NeutroPhase has been found to be an effective irrigation solution as part of the adjunct treatment for Necrotizing Fasciitis (“NF”). Also known as flesh-eating disease, NF typically has a high mortality and amputation rate (30% and 70%, respectively) even with aggressive debridement and antibiotic treatment. In vitro studies have shown that NeutroPhase not only kills the microorganisms implicated in NF, but also neutralizes the toxins secreted by the microorganisms. Success using NeutroPhase as an irrigation solution has established it as an effective part of the adjunct treatment for this deadly disease.

We believe that NeutroPhase is well-suited to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. In March 2015, NeutroPhase was name the official wound cleanser by the National Necrotizing Fasciitis Foundation. In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Holdings Limited (HK: 1345), or “Pioneer,” a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We recently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova in the same markets. In the U.S., NeutroPhase is distributed through our partner, Principle Business Enterprise (“PBE”). We also have international distribution agreements for NeutroPhase with (1) Biopharm for Egypt, United Arab Emirates, Algeria, Libya and Sudan, (2) Alpha Pharma LLC for Ukraine, and (3) Shin-Poong Pharma for South Korea. We are in the process of securing other partnerships for distribution of NeutroPhase around the world.

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx™ (0.015% Neutrox) is a gentle cleansing solution, which is effective for post laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, erythema, and exudate compared to saline. CelleRx is a non-alcohol formulation that doesn’t dry or stain the skin, and most importantly, may reduce the patient’s down-time post procedure. We are currently looking for partners to commercialize CelleRx around the world.

Aganocide Compounds Still in the Development Stage

Our first-in-class Aganocide compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi. In 2013, the World Health Organization (WHO) approved auriclosene as the new generic nomenclature for NVC-422, one of our Aganocide compounds. We have explored the use of our auriclosene in the indications of urology, dermatology, and ophthalmology. We are seeking development partners for our auriclosene products.

Recent Events

In January 2015, we exhibited Avenova at Arab Health 2015. Held January 26-29, 2015, at the Dubai International Convention & Exhibition Centre in the United Arab Emirates, now in its 40th year, Arab Health 2015 is the largest healthcare conference in the world.

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

In January 2015, we expanded our direct salesforce for Avenova from 15 medical representatives to 35 medical representatives. In February 2015, we deployed 35 dedicated medical representatives in major markets across the U.S.

In March 2015, we announced an exclusive distribution agreement with Alpha Pharma LLC to market NeutroPhase in the Ukraine.

In March 2015, we entered into a securities purchase agreement for the sale of our common stock and warrants in a private placement for net proceeds of approximately $4.5 million.

In April 2015, we announced the appointment of Mark M. Sieczkarek as Chairman of the Board and LI Xinzhou (Paul Li) as a Director, effective April 10, 2015.  NovaBay founder Dr. Ron Najafi remains on the Board and continues to serve as NovaBay’s President and Chief Executive Officer. Mr. Sieczkarek has served as a director of NovaBay since January 2014.

In April 2015, we signed a U.S. distribution agreement for Avenova with AmerisourceBergen, one of the largest global pharmaceutical sourcing and distribution services companies.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this report, and are also described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2014, that are of significance or potential significance to the Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

License, Collaboration, Distribution and Product Revenue

Total license, collaboration, distribution and product revenue was $538,000 for the three months ended March 31, 2015, compared to $288,000 for the three months ended March 31, 2014. The increase was related to sales of our Avenova product, for which we started commercialization in August 2014, partially offset by a decrease in our collaboration revenue.

License, collaboration, distribution and product revenue is due to several different agreements entered into by NovaBay. Those agreements are:

●	various distribution agreements entered into for the distribution of NeutroPhase;
●	a license and collaboration agreement entered into with Galderma in 2009;
●	a distribution agreement covering China entered into with Pioneer Pharma in January 2012;
●	a second distribution agreement with Pioneer Pharma covering South East Asia along with a stock purchase agreement; and
●	a feasibility and option agreement with Virbac, a global animal health company, expanded to a collaboration in 2013.

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

In April 2015, we signed a U.S. distribution agreement for Avenova with AmerisourceBergen, one of the largest global pharmaceutical sourcing and distribution services companies.

Research and Development

Total research and development expenses decreased by 35% to $1.6 million for the three months ended March 31, 2015, from $2.5 million for the three months ended March 31, 2014. This decrease relates to the decrease in clinical activities as we completed our BAYnovation trial for viral conjunctivitis and our BACTOvation trial for bacterial conjunctivitis in 2014.

Starting fourth quarter of 2014, we are reducing research and development expenses for programs outside of eye care, unless these programs are funded through collaborations or partnerships.

Sales, General and Administrative

Sales, general and administrative expenses increased by 100% to $3.4 million for the three months ended March 31, 2015, from $1.7 million for three months ended March 31, 2014. The increase was due to sales representative headcount and sales and marketing activities for the launch of ’Avenova, which we started in August 2014.

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

Liquidity and Capital Resources

As of March 31, 2015, our cash and cash equivalents were $5.6 million, compared to $5.4 million at December 31, 2014. We have incurred cumulative net losses of $76.2 million since inception through March 31, 2015. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. Since December 31, 2013, we have raised net proceeds of $1.6 million related to sales of our stock through the ATM Agreement set up in 2013. In March 2014, we closed a financing in which we raised a total of $6.7 million, or approximately $6.0 million in net cash proceeds after deducting underwriting commissions of $0.5 million and other offering costs of $0.2 million. In March 2015, we closed an additional financing in which we raised approximately $4.5 million in net cash proceeds. This securities purchase agreement limits our ability to raise capital under our ATM agreement at prices below a set amount, which may prevent us from raising capital under our ATM agreement.

We believe our cash and cash equivalents are sufficient to fund our planned operations over the next twelve months through March 31, 2016. Our capital requirements going forward will depend on numerous factors including:

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

Cash Used in Operating Activities

For the three months ended March 31, 2015, cash used in operating activities was $4.5 million compared to $4.4 million for the three months ended March 31, 2014. The increase in 2015 of cash used in operating activities was due to spending on sales and marketing activities for the launch of ’Avenova, which we started in August 2014, partially offset by a decrease in spending on clinical trials completed in 2014.

Cash Provided By Investing Activities

For the three months ended March 31, 2015, cash provided by investing activities of $23,000 was attributed to proceeds received on disposal of equipment, net of cash spent on purchases of property and equipment. For the three months ended March 31, 2014, cash used by investing activities of $2.3 million was attributable to purchases of short-term investments, net of sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $4.7 million for the three months ended March 31, 2015, was primarily attributable to the sale of common stock and warrants in our March 2015 financing and the sale of our common stock under our ATM agreement.

Net cash provided by financing activities of $6.6 million for the three months ended March 31, 2014, was primarily attributable to the sale of common stock and warrants in our March 2014 financing and the sale of our common stock under our ATM agreement.

Our Business Strategy- Focus on Ophthalmology Market

Following a comprehensive review of our assets, competitive positions, and markets and market dynamics at the end of 2014, we determined that focusing on eye care, our largest business segment, affords us the best opportunity for near-term revenue growth and, ultimately, profitability and positive operating cash flow. We will continue to support the distribution agreements in place for our other products and in international markets, and are committed to monetizing other assets. We have significantly reduced expenses for the support of programs outside of eye care, with the exception of those programs that are funded through collaborations or partnerships.

Our current business strategy is to focus on eye care. We have three business priorities:

Revenue Growth in Eye Care – In January 2015, we increased our direct salesforce for the promotion of Avenova daily-use prescription eye care product to 35 medical representatives, most of whom have more than 10 years of experience promoting ophthalmic products.  By February, all 35 medical sales representatives were deployed in major U.S. markets.

Product Line Expansion in Eye Care – We continue to develop innovative products for the eye care market and plan to add new products currently in development in the next 12 to 18 months.

Partnerships to Monetize Other Assets – While we remain committed to the partnerships we currently have in wound care with (1) China’s Pioneer Pharma, PBE in the U.S., Korea’s Shin-Poong Pharma, the Middle East’s Biopharm Group and Alpha Pharma LLC in the Ukraine to market NeutroPhase; (2) in animal care with Virbac; and (3) in dermatology with Galderma. Sarmedic Ltd has exclusive distribution rights for Avenova in Israel. China’s Pioneer Pharma and its subsidiaries have distribution rights for Avenova and NeutroPhase in China, Hong Kong, Macau and Taiwan, Singapore, Malaysia, Indonesia, Myanmar, Philippines, Thailand, Vietnam, Brunei, Cambodia and Laos.

We intend to seek additional sources of revenue and reduce expenses by licensing or selling select assets in urology, dermatology, wound care, and cosmetic surgery/aesthetic dermatology.

Revenue Growth in Eye Care

The eye care market that we currently address through our direct salesforce is large. An estimated 30 million Americans suffer from eyelid conditions such as blepharitis, meibomian gland dysfunction (MGD) and associated dry eye syndrome. We estimate that the annual market for these conditions collectively represents an estimated $500 million in the U.S. alone. In January 2015, we rebranded what was previously known as i-Lid Cleanser to Avenova, in order to more clearly differentiate this prescription product from over-the-counter (OTC) detergent-based lid wipes. Our prescription-only Avenova offers advantages as a part of the regimen for managing these eyelid conditions compared with alternative regimens, such as antibiotics, steroids and detergent-based OTC cleansers.

In August 2014, we started commercialization of Avenova with a salesforce of 10 dedicated medical sales representatives led by Glenn Moro, our Vice President, Sales and Marketing Avenova. Mr. Moro is a proven marketing leader in the eye care industry, who served for 27 years in various leadership marketing and sales roles at Alcon Laboratories, Inc., culminating in the position of Global Director of Marketing for the Contact Lens Care products. We expanded our direct salesforce to 35 medical representatives in January 2015 focusing promotion of Avenova to ophthalmologists and optometrists. Based on extensive market research, we have assigned our sales representatives to the markets across the U.S. representing the highest sale potential for Avenova. Through our distribution agreements with AmerisourceBergen Corporation, Cardinal Health, McKesson Corporation, Avenova is available under a prescription through approximately 90 percent of the 67,000 retail pharmacies across the U.S. Avenova also has been added to the Vision Source Independent Optometry Network, which is the largest independent optometry network in the country, representing 2,800 independent optometrist offices.

With the active support of the key opinion leaders in the field of eye care, some of whom have joined our Ophthalmic and Optometry Advisory Boards, we expect to continue our active educational and marketing programs for Avenova throughout 2015. We plan to have an active presence at major eye care conference in the coming months. Industry conferences we have attended or are targeting in 2015 include the American Academy of Ophthalmology, the American Optometric Association, the American Society of Cataract and Refractive Surgery Conferences and the South Eastern Congress of Optometry, as well as numerous Vision Expo meetings held around the U.S.

At eye care industry conferences and meetings, and in professional publications and surveys, nationally prominent ophthalmologists and optometrists are reporting improvements in the management of eyelid conditions for patients using Avenova. We also have heard from patients that Avenova has brought long-sought relief after years of suffering from blepharitis, and MGD and associated dry eye.

Product Line Expansion in Eye Care

We plan to expand our product offering in eye care by developing or acquiring new products to be promoted by our direct salesforce of medical representatives.

We are developing new formulations in our Neutrox and Aganocide product categories that we believe will strengthen our position as an eye-care innovator. We intend to create proprietary products with novel formulations of Neutrox for the management of blepharitis, and MGD and associated dry eye syndrome. We are currently developing an Aganocide-based topical product that may complement the action of Neutrox-based solutions. We also have received FDA-clearance for a product that we believe could improve the care of contact lenses. We are currently seeking a partner to market this product.

We are actively evaluating a number of existing products to be synergistic with and complementary to Avenova. All products under consideration are intended to leverage our direct salesforce of medical representatives and bolster its productivity.

Partnerships to Monetize Other Assets

We intend to consider strategic alternatives for our assets and technology for programs not related to eye care. We plan to retain and support our partnerships to market NeutroPhase with our partner worldwide, PBE, China Pioneer Pharma, Shin-Poong Pharma, the Biopharm Group and Alpha Pharma LLC. The potential markets are significant, with an estimated 24 million people suffering from diabetic ulcers and other chronic wounds in China alone, and millions more in Middle Eastern countries.

We also see a value in the proven ability of our Auriclosene product to reduce the encrustation and blockage of in-dwelling urinary catheters. We are working with investment bankers to monetize that value by identifying a suitable partner.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

Our commitments at March 31, 2015, consist of an operating lease. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of March 31, 2015, is $3.8 million due over the lease term, compared to $3.9 million as of December 31, 2014.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2015, and December 31, 2014, we did not have any short-term marketable securities as all our investment portfolio was held in cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment. These risks have not changed substantively from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

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

As of March 31, 2015, we had cash and cash equivalents and short-term investments of approximately $5.6 million. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities as well as expand our sales activities with respect to Avenova. Conducting clinical trials is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of auriclosene, our primary Aganocide compound, or any of any of our other Aganocide compounds. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

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

We have incurred net losses each year since our inception through March 31, 2015, with the exception of 2009. For the years ended December 31, 2014, 2013 and 2012, we had net losses of approximately $15.2 million, $16.0 million and $7.0 million, respectively. For the three ended March 31, 2015, we had net losses of approximately $4.6 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this or any other agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through March 31, 2015, we had an accumulated deficit of approximately $76.2 million. We have been, and expect to remain for the foreseeable future, engaged in research and development, in addition to our commercialization efforts. We have incurred substantial research and development expenses, which were approximately $9.5 million, $12.5 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $1.6 million for the three months ended March 31, 2015. We expect to continue to make, for at least the next several years, expenditures for the development of products that incorporate our Aganocide compounds, as well as continued research into the biological activities of our Aganocide compounds, which expenditures are accounted for as research and development expenses. We also expect to incur substantial marketing and sales expenses as we have just recently launched Avenova. We expect to incur losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

Our commercialized products are not approved by the FDA as a drug, so we rely solely on the 510(k) clearance of Neutrox as a medical device.

Our business and future growth depend on the development, use and sale of products that are subject to FDA regulation, clearance and approval. Under the U.S. Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the use of our products, except as allowed by the FDA. As a medical device, our claims regarding efficacy are limited. Without claims of efficacy, market acceptance of our products may be slow.

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

We currently rely on a contract salesforce for marketing our Avenova product. Success in our product sales depends on our ability to hire effective salesforce and keep salesforce motivated if sales growth becomes slow or future products do not materialize.

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

If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.*

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

Our current patent portfolio could leave us vulnerable to larger companies who have the resources to develop and market competing products.

We aggressively protect and enforce our patent rights worldwide. As of March 31, 2014, we owned ten (10) issued patents in the U.S., eighty nine (89) issued foreign patents and thirty seven (37) pending patent applications in the U.S. and various foreign jurisdiction. However, certain risks remain. There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the Neutrox composition. This relatively weak patent portfolio leaves us vulnerable to competitors who wish to compete in the same market place with similar products. If a potential competitor introduces a formulation similar to Avenova, CelleRx or NeutroPhase with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the Avenova, CelleRx or NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

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

Significant uncertainty exists as to the cost and reimbursement status of newly-approved healthcare products. Currently we do not have any products approved for reimbursement by Medicare or any other third party healthcare providers. Although the cost of Avenova is near a common co-pay price point, healthcare payers, including Medicare, are challenging the prices charged for medical products and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. We currently have not generated pharmacoeconomic data on any of our products. If customers are not willing to pay a private payer cost that is near a common co-pay price point, market acceptance of our products could be limited.

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

If our stockholder equity does not meet the minimum standards of the NYSE MKT, we may be subject to delisting procedures.

On April 28, 2015 we received a letter from the NYSE MKT notifying us that our stockholders equity as of December 31, 2014 is below the minimum requirements of Sections 1003(a) (ii) and (iii) of the NYSE MKT Company Guide. In order to maintain our listing, we must submit a plan of compliance by May 28, 2015 addressing how we intend to regain compliance with the Company Guide within 18 months, or by November 28, 2016. If the plan is accepted, we may be able to continue our listing but will be subject to periodic reviews by the Exchange. If the plan is not accepted or if it is accepted but NovaBay Pharmaceuticals is not in compliance with the continued listing standards within 18 months, or if we do not make progress consistent with the plan, the exchange will initiate delisting procedures as appropriate. We are pursuing options to address the deficiency and intend to submit a compliance plan on or before the deadline set by the exchange, however we cannot guarantee that we will meet the listing requirements and therefore our common stock may be subject to delisting. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer financing opportunities for us.

ITEM 6.	EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2015	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: May 14, 2015	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/04/2014
3.3	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	001-33678	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering.	8-K	001-33678	4.1	6/29/2011
4.3	Form of Warrant issued in December 2012 offering.	8-K	001-33678	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering.	8-K	001-33678	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 offering.	8-K	001-33678	4.1	3/9/2015
4.6	Form of Warrant issued in March 2015 offering.	8-K	001-33678	4.2	3/9/2015
4.7	Registration Rights Agreement, dated March 3, 2015, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.	8-K	001-33678	10.2	3/9/2015
10.1	Common Stock Purchase Agreement, dated March 3, 2015, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.	8-K	001-33678	10.1	3/3/2015
10.2	2015 Compensation Arrangements with Named Executive Officers	8-K	001-33678	Item 5.02	3/24/2015
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).					X
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