Form 10-Q
period 2015-06-30
NovaBay Pharmaceuticals, Inc.
filed 2015-08-13
CIK 1389545

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 73,755,112 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets (unaudited):
		June 30, 2015 and December 31, 2104	4

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited):
		Three and six months ended June 30, 2015 and 2014	5

	3.	Consolidated Statements of Cash Flows (unaudited):
		Six months ended June 30, 2015 and 2014	6

	4.	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.		Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	28

Item 6.		Exhibits	44

SIGNATURES			45
EXHIBIT INDEX			46

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, NovaBay Pharma®, AvenovaTM, NeutroPhase®, CellerRx®, intelli-Case™, AgaNase®, Aganocide®, AgaDerm®, Neutrox™ and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
(in thousands, except per share data)	(unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,208	$5,429
Accounts receivable	389	273
Inventory	1,452	521
Prepaid expenses and other current assets	597	729
Total current assets	9,646	6,952
Property and equipment, net	375	436
Other assets	153	149
TOTAL ASSETS	$10,174	$7,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,777	$1,865
Accrued liabilities	764	1,055
Deferred revenue	220	425
Total current liabilities	2,761	3,345
Deferred revenues - non-current	2,189	2,000
Deferred rent	181	171
Warrant liability	139	173
Total liabilities	5,270	5,689

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 120,000 shares authorized at June 30, 2015 and 65,000 shares and December 31, 2014; 73,642 and 51,640 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	736	516

Additional paid-in capital	85,242	72,879
Accumulated deficit	(81,074)	(71,547)
Total stockholders' equity	4,904	1,848
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,174	$7,537

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Sales:
Product Revenue	$931	$21	$1,423	$209
Other Revenue	77	102	123	202
Total Net Sales	1,008	123	1,546	411

Product Cost of Goods Sold	253	18	401	148
Gross Profit	755	105	1,145	263

Operating Expenses:
Research & development	1,245	2,238	2,886	4,766
Sales, general & administrative	4,369	1,653	7,779	3,361
Total Operating Expenses	5,614	3,891	10,665	8,127
Operating Loss	(4,859)	(3,786)	(9,520)	(7,864)

Non-cash gain(loss) on changes in FMV of Warrants	—	797	34	1,317
Other income (expense), net	(22)	57	(33)	50

Loss before provision for income taxes	(4,881)	(2,932)	(9,519)	(6,497)
Provision for income tax	(6)	(10)	(8)	(10)
Net loss	(4,887)	(2,942)	(9,527)	(6,507)

Change in Unrealized gains (losses) on available for sale securities	—	—	—	2
Comprehensive loss	$(4,887)	$(2,942)	$(9,527)	$(6,505)

Loss per share (basic and diluted)	$(0.07)	$(0.06)	$(0.16)	$(0.14)

Basic & Diluted Shares	66,331	50,767	60,384	48,607

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(9,527)	$(6,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	141
Net realized loss on sales of short-term investments	—	19
Gain on disposal of property and equipment	(1)	(53)
Stock-based compensation expense for options issued to employees and directors	677	442
Stock-based compensation expense for options and stock issued to non-employees	111	82
Non-cash gain on change in fair value of warrants	(34)	(1,317)
Changes in operating assets and liabilities:
Accounts receivable	(151)	403
Inventory	(871)	12
Prepaid expenses and other assets	74	55
Accounts payable and accrued liabilities	(286)	(1,372)
Deferred rent	10	—
Deferred revenue	(16)	(74)
Net cash used in operating activities	(9,932)	(8,169)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(21)
Proceeds from disposal of property and equipment	37	102
Purchases of short-term investments	—	(4,012)
Proceeds from maturities and sales of short-term investments	—	2,750
Net cash provided by (used in) investing activities	15	(1,181)

Cash flows from financing activities:
Proceeds from common stock issuances	—	74
Proceeds from exercise of options and warrants	—	6
Proceeds from shelf offering, net of costs	11,696	6,527
Net cash provided by financing activities	11,696	6,607

Net increase (decrease) in cash and cash equivalents	1,779	(2,743)
Cash and cash equivalents, beginning of period	5,429	10,500
Cash and cash equivalents, end of period	$7,208	$7,757

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value. As of June 30, 2015, the Company’s cash and cash equivalents were held in financial institutions in the United States and include deposits in money market funds, which were unrestricted as to withdrawal or use.

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

Revenue Recognition

Product Sales—The Company sells products through a limited number of distributors and via its webstore. The Company generally records product sales upon shipment to the final customer for its webstore sales and upon shipment from its distributor to the final customers for its major distribution partners.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. The Company did not record an allowance for excess inventory as of June 30, 2015.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended June 30, 2015 and 2014, and the six months ended June 30, 2015 and 2014, there was no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months		Six Months
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Net loss	$(4,887)	$(2,942)	$(9,527)	$(6,505)

Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.16)	$(0.14)

Basic shares	66,331	50,767	60,384	48,067
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	66,331	50,767	60,384	48,067

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Stock options	8,694	7,473
Stock warrants	26,786	6,165
	35,480	13,638

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2014, that are of significance or potential significance to the Company.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Fair Value Measurements Using

(in thousands)	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Obserbable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$7,208	$7,208	$—	$—
Total assets	$7,208	$7,208	$—	$—

Liabilities
Warrant liability	$139	$—	$—	$139
Total liabilities	$139	$—	$—	$139

For the three and six month periods ended June 30, 2015, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a decrease in the fair value of the warrants of $0 and $34 thousand, respectively, in its consolidated statement of operations and comprehensive loss.

For the three and six month periods ended June 30, 2014, as a result of the fair value adjustment of the warrant liability, the Company recorded a noncash gain on a decrease in the fair value of the warrants of $797 thousand and $1,317 thousand, respectively, in its consolidated statement of operations and comprehensive loss. See Note 6 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2014	$173
Adjustment to fair value at June 30, 2015	(34)
Total warrant liability at June 30, 2015	$139

NOTE 4. INVENTORY

Inventory consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials and supplies	$1,172	$260
Goods in process	184	184
Finished goods	96	77
Total inventory	$1,452	$521

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $224 thousand and $280 thousand for the three months ended June 30, 2015 and 2014, respectively. Rent expense was approximately $480 thousand and $535 thousand for the six months ended June 30, 2015 and 2014, respectively

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable them to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of June 30, 2015.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2015.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2015, that, in the opinion of management, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the warrants were as follows:

	June 30,
	2015	2014
Assumption
Expected price volatility	75%	70%
Expected term (in years)	1.01	2.01
Risk-free interest rate	0.29%	0.48%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.04	$0.15

NOTE 7. STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2015, the Company sold 1,060,931 shares of common stock for gross proceeds of $881 thousand, or approximately $810 thousand in net proceeds after deducting offering costs and commissions of $71 thousand, pursuant to the At-The-Market Offering Agreement (“2013 ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”) .

On March 3, 2015, the Company entered into a securities purchase agreement for the sale of its common stock and warrants in a private placement for net proceeds of approximately $4.5 million. Investors purchased 9,273,332 units consisting of one share of the Company’s common stock and two warrants to purchase an additional share and three-quarters share of common stock, respectively. The first warrant, totaling rights to 9,273,332 shares, which is exercisable beginning on the date six months after the date of issuance, entitles the holder to purchase one share of common stock at a price of $0.60 per share, and includes a provision for forced conversion if the common stock trades at or above $1.10 for 10 out of 20 consecutive trading days.  This warrant will expire, unless exercised, 15 months following the date of issuance. The second warrant, totaling rights to 6,955,000 shares, entitles the holder to purchase three-quarters of one share of common stock at a price of $0.65 per share, and is exercisable beginning on the date six months after the date of issuance.  This warrant expires five and one half years from closing, unless exercised. In connection with the securities purchase agreement, the Company also issued a warrant to the placement agent, totaling rights to 185,466 shares, which entitles the holder to purchase one share of common stock at a price of $0.65 per share, and is exercisable beginning on March 6, 2015.  This warrant expires 60 months from issuance, unless exercised.  The gross proceeds of this sale was $4.7 million, or approximately $4.4 million in net proceeds after deducting offering costs and commissions of $0.3 million.

In April 2015, the registration statement on Form S-3 associated with the Company’s March 2015 private placement was declared effective by the U.S. Securities and Exchange Commission (SEC). The registration of these shares causes them to be eligible for open trading in the stock market.

On May 22, 2015, the Company entered into a securities purchase agreement for the sale of $6.9 million of its common stock and warrants to purchase common stock in a private placement. Investors purchased 10,893,648 units consisting of one share of the Company’s common stock and a warrant to purchase an additional one-half share of common stock. The cost per unit was $0.63. The warrants, totaling rights to purchase 5,446,824 shares, exercisable beginning on the date six months after the date of issuance, entitled the holders to purchase one share of common stock at a price of $0.78 per share, and included a provision for forced conversion if the common stock traded at or above $1.00 for 10 out of 20 consecutive trading days.  These warrants will expire, unless exercised, 18 months following the date of issuance. If fully exercised, these warrants would bring approximately $4.2 million of gross proceeds to the Company. China Kington Investment Co Ltd acted as the sole placement agent of the offering, with Maxim Group LLC acting as financial advisor to the Company. As part of the transaction, the Company agreed to file a registration statement with the Securities and Exchange Commission for purposes of registering the resale of (i) the shares of common stock sold to the investors, and (ii) the common stock issuable upon the exercise of the warrants. Any offering of the securities under the resale registration statement will only be by means of a prospectus.   The gross proceeds of this sale was $6.9 million, or approximately $6.3 million in net proceeds after deducting offering costs and commissions of $0.6 million.

In July 2015, the registration statement on Form S-3 associated with the Company’s May 2015 private placement was declared effective by the SEC. The registration of these shares causes them to be eligible for open trading in the stock market.

Stock Warrants

In March 2014, 1,400,000 warrants were issued in connection with March 2014 financing. These warrants were issued with an exercise price of $1.56 and expire on September 25, 2015. These outstanding warrants were fully exercisable at September 30, 2014.

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

In May 2015, 5,446,824 warrants were issued in connection with May 2015 financing. The warrants, exercisable on the date six months after the date of issuance, entitled the holders to purchase one share of common stock at a price of $0.78 per share, and included a provision for forced conversion if the common stock traded at or above $1.00 for 10 out of 20 consecutive trading days.  These warrants will expire, unless exercised, 18 months following the date of issuance.

The details of all outstanding warrants as of June 30, 2015, are as follows:

in thousands, except per share data)	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2014	4,925	$1.42
Warrants issued	21,861	$0.62
Outstanding at June 30, 2015	26,786	$0.81

NOTE 8. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to our Initial Public Offering (IPO), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. As of June 30, 2015, there were 1,854,516 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2015, and activity during the six-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	8,042	$1.53	6.3	23
Options granted	916	$0.69
Restricted stock units granted	156	$—
Options exercised	(7)	$0.56
Restricted stock units vested	(147)	$—
Options forfeited/cancelled	(266)	$1.60
Outstanding at June 30, 2015	8,694	$1.44	6.2	$20

Vested and expected to vest at June 30, 2015	8,440	$1.45	6.1	$16

Vested at June 30, 2015	6,437	$1.60	5.3	$—

Exercisable at June 30, 2015	6,437	$1.60	5.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE Market as of June 30, 2015, for options that have a quoted market price in excess of the exercise price (“in-the-money options”). The Company received no cash payments for the exercise of stock options during the six months ended June 30, 2015. There were no stock option awards exercised for the three months ended June 30, 2015. The aggregate intrinsic values of stock option awards exercised were $26 thousand for the three months ended June 30, 2014, as determined at the date of option exercise. The aggregate intrinsic values of stock option awards exercised were $4 thousand and $32 thousand for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, total unrecognized compensation cost related to unvested stock options was $1.2 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.11 years.

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

During the six months ended June 30, 2015 and 2014 the Company granted options to purchase an aggregate of 626,000 and 574,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Six months ended June 30,
Assumption	2015	2014
Expected price volatility	73%	73%
Expected term (in years)	5.18	5.59
Risk-free interest rate	1.63%	1.80%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.40	$0.70

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

Additionally, during the six months ended June 30, 2015 and 2014, the Company issued 143,000 and 48,000 shares of common stock, respectively, to employees.

For the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $226 thousand and $197 thousand, respectively, for stock based awards to employees and directors.  For the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $677 thousand and $442 thousand, respectively, for stock based awards to employees and directors.

In April 2015, the Company modified stock options of two of its directors Mr. Cashion and Mr. Wicks, retiring at the 2015 Annual Shareholder Meeting in June 2015. All outstanding stock options held by Mr. Cashion and Mr. Wicks fully vested upon retirement at the 2015 Annual Meeting and the option exercise period for Mr. Cashion and Mr. Wicks was extended from 3 months to 4 years, calculated from the date of retirement. Options that have an expiration date prior to the end of the exercise period will maintain their same expiration date. In connection with the stock option modification, the Company recognized stock-based compensation expense of $185 thousand.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2015 and 2014, the Company granted options to purchase an aggregate of 291,000 and 193,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2015	2014
Expected price volatility	79%	79%
Expected term (in years)	9.15	8.56
Risk-free interest rate	2.02%	2.42%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.64	$0.72

The Company granted restricted stock to non-employees totaling 13,000 and 15,000 shares of common stock in the six months ended June 30, 2015 and 2014, respectively, in exchange for advisory and consulting services.

For the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $92 thousand and $50 thousand, respectively, related to non-employee stock and option grants. For the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $111 thousand and $82 thousand, respectively, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows. (The amounts that would have been charged to Cost of Goods Sold are not material and have been included in General and Administrative below.):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$50	$49	$180	$125
General and administrative	342	198	497	399
Total stock-based compensation expense	$392	$247	$677	$524

Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

NOTE 9. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne and impetigo and potentially other major dermatological conditions. .

The Company did not have any deferred revenue balances at June 30, 2015 and December 31, 2014, respectively, related to the Galderma agreement. As of June 30, 2015, the Company has earned $4.25 million in milestone payments. As of June 30, 2015, the Company has not earned or received any royalty payments under the Galderma agreement, and does not expect to receive any milestone or royalty payments in the near future

Virbac Agreement

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

The Company did not recognize any revenue under the Virbac agreement during six months ended June 30, 2015 and 2014, respectively.

The Company had a deferred revenue balance of $246 thousand at June 30, 2015 and December 31, 2014, respectively, related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd., a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory.

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, Avenova and CelleRx™, developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11other countries in Southeast Asia.

During the six months ended June 30, 2015, the Company signed three other smaller NeutroPhase distribution agreements.

The Company had a deferred revenue balance of $2.2 million at June 30, 2015 and December 31, 2014, respectively, related to these its distribution agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

Distribution Agreements

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

During the three months ended June 30, 2015, the Company earned $39 thousand in sales revenue for its Avenova product related to the distribution agreements. During the six months ended June 30, 2015, the Company earned $343 thousand in sales revenue for its Avenova product related to the distribution agreements.

NOTE 10. SEGMENT INFORMATION

The Company reports financial data for four reportable segments, coinciding with its four business units: dermatology, ophthalmology, urology and wound care. The dermatology segment includes all aspects of its business around the dermatology arena including the collaboration with Galderma and their impetigo clinical trial. The ophthalmology segment includes Avenova and the Company’s clinical trial on ophthalmology which it was conducting on its own. This segment also includes the intelli-Case with hydrogen peroxide solutions. On April 29, 2015, the Company received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market the intelli-Case with hydrogen peroxide solutions. The urology segment covers the Company’s urinary catheter encrustation and blockage (UCBE) trials. The wound care segment encompasses the business around its NeutroPhase product, which went on the market in December 2012. The Company’s remaining activities are immaterial and are shown as an aggregate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Revenues:
DermaBay (dermatology)	$-	$4	$-	$5
EyeBay (ophthalology)	806	19	1,274	20
UroBay (urology)	-	0	-	0
MediBay (wound care)	135	7	165	231
Other	67	93	107	155
	$1,008	$123	$1,546	$411

Segment net income (loss)
DermaBay (dermatology)	$(161)	$(330)	$(397)	$(605)
EyeBay (ophthalology)	(2,540)	(1,423)	(4,891)	(3,202)
UroBay (urology)	(502)	(722)	(980)	(1,219)
MediBay (wound care)	(1,469)	(1,120)	(2,835)	(2,191)
Other	(187)	(191)	(471)	(647)
	$(4,859)	$(3,786)	$(9,520)	$(7,864)

A reconciliation of total segment net loss to consolidated net loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Segment net loss	$(4,859)	$(3,786)	$(9,520)	$(7,864)
Non-cash gain on change in fair value of warrants	-	797	34	1,317
Other income (expenses), net	(22)	57	(33)	50
Provision for income taxes	(6)	(10)	(8)	(10)
Net loss	$(4,887)	$(2,942)	$(9,527)	$(6,507)

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

In April 2015, we also received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market our newly developed product- intelli-Case™ with hydrogen peroxide solutions, for the eye care market.

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

We believe that NeutroPhase is well-suited to treat the six-million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. In March 2015, NeutroPhase was name the official wound cleanser by the National Necrotizing Fasciitis Foundation. In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Holdings Limited (HK: 1345), or “Pioneer,” a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We recently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova in the same markets. In the U.S., NeutroPhase is distributed through our partner, Principle Business Enterprise (“PBE”). We also have international distribution agreements for NeutroPhase with (1) Biopharm for MENA region (Middle East North Africa), (2) Alpha Pharma LLC for Ukraine, and (3) Shin-Poong Pharma for South Korea. We are in the process of securing other partnerships for distribution of NeutroPhase around the world.

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx™ (0.015% Neutrox) is a gentle cleansing solution, which is effective for post laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, less erythema, and less exudates compared to saline. CelleRx is a non-alcohol formulation that doesn’t dry or stain the skin, and most importantly, may reduce the patient’s down-time post procedure. We are currently looking for partners to commercialize CelleRx around the world.

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

Newly Developed Intelli-Case with Hydrogen Peroxide Solutions

In April 2015, we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market our newly developed product for eye care market- intelli-Case.

Following the launch of Avenova, intelli-Case with hydrogen peroxide solutions is the second in a series of new products that we are developing in the eye care market. Hydrogen peroxide is an industry standard for disinfection of contact lenses, but can irritate the eye or fail to kill bacteria if not used correctly. Our new intelli-Case ensures the adequacy of the disinfection cycle and that the contact lenses are safe for insertion into the eyes, potentially benefiting millions of contact lens users.

The intelli-Case is an innovative and easy-to-use device for the millions of Americans who wear contact lenses and want to use an effective disinfection system. The intelli-Case monitors the neutralization of hydrogen peroxide during the disinfection cycle with microprocessor electronics embedded in the cap of what otherwise looks like a standard peroxide lens case.  The high-tech cap has three LED lights labeled UNSAFE, BUSY and READY.  Lenses are placed into the case with hydrogen peroxide solution.  The green light (READY) blinks when lenses are safe to insert into the eyes and continues to blink green until contact lenses are removed from the case.

The intelli-Case can be co-packaged with a hydrogen peroxide disinfection and cleaning solution and we are actively seeking a partnership with a hydrogen peroxide manufacturer. We believe that replacing the standard case that is typically boxed with hydrogen peroxide solutions with intelli-Case would make a differentiated product attractive to both eye care professionals and contact lens users.

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

In April 2015, we received 510(k) clearance from the U.S. Food and Drug Administration to market our newly developed product- intelli-Case with hydrogen peroxide solutions, for the eye care market.

In May, 2015, we entered into a securities purchase agreement for the sale of $6,863,000 of our common stock and warrants to purchase common stock in a private placement.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2014, that are of significance or potential significance to the Company.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

Total revenue was $1.00 million for the three months ended June 30, 2015, compared to $123,000 for the three months ended June 30, 2014. Total revenue was $1.5 million for the six months ended June 30, 2015, compared to $411,000 for the three months ended June 30, 2014. The increases were related to sales of our Avenova product, for which we started commercialization in August 2014, partially offset by a decrease in collaboration revenue.

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

Research and Development

Total research and development expenses decreased by 41% to $1.3 million for the three months ended June 30, 2015, from $2.2 million for the three months ended June 30, 2014. Total research and development expenses decreased by 40% to $2.9 million for the six months ended June 30, 2015, from $4.8 million for the six months ended June 30, 2014. These decreases relates to the decrease in clinical activities as we completed our BAYnovation trial for viral conjunctivitis and our BACTOvation trial for bacterial conjunctivitis in 2014.

Sales, General and Administrative

Sales, general and administrative expenses increased by 153% to $4.3 million for the three months ended June 30, 2015, from $1.7 million for the three months ended June 30, 2014. Sales, general and administrative expenses increased by 126% to $7.7 million for the six months ended June 30, 2015, from $3.4 million for the six months ended June 30, 2014. The increases were due increases in sales representative headcount and sales and marketing activities for the launch of ’Avenova, which we started in August 2014.

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

Liquidity and Capital Resources

As of June 30, 2015, our cash and cash equivalents were $7.2 million, compared to $5.4 million at December 31, 2014. Since December 31, 2014, we have raised net proceeds of $0.8 million related to sales of our stock through our ATM Agreement set up in 2013. Since December 31, 2014, we closed two financings in which we raised a total of $11.6 million, or approximately $10.9 million in net cash proceeds

We believe our cash and cash equivalents in combination with our plans to raise capital are sufficient to fund our planned operations over the next twelve months through June 30, 2016. Our capital requirements going forward will depend on numerous factors including:

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

Until we can generate sufficient product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience dilution. In addition, debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations for some of our technologies or product candidates that we would otherwise seek to develop on our own. Such collaborations may not be on favorable terms or they may require us to relinquish rights to our technologies or product candidates.

Cash Used in Operating Activities

For the six months ended June 30, 2015, cash used in operating activities was $9.9 million compared to $8.2 million for the six months ended June 30, 2014. The increase in 2015 of cash used in operating activities was due to spending on sales and marketing activities for the launch of ’Avenova, which we started in August 2014, and inventory to support our growth, partially offset by a decrease in spending on clinical trials completed in 2014.

Cash Provided By Investing Activities

For the six months ended June 30, 2015, cash provided by investing activities of $15,000 was attributed to proceeds received on disposal of equipment, net of cash spent on purchases of property and equipment

Cash Provided by Financing Activities

Net cash provided by financing activities of $ 11.7 million for the six months ended June 30, 2015, was primarily attributable to the sale of common stock and warrants in our financing completed in May 2015 and March 2015 and the sale of our common stock under our ATM agreement.

Net cash provided by financing activities of $6.6 million for the six months ended June 30, 2014, was primarily attributable to the sale of common stock and warrants in our March 2014 financing and the sale of our common stock under our ATM agreement.

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

Our current business strategy is to focus on eye care. We have three business priorities:

Revenue Growth in Eye Care – In January 2015, we increased our direct salesforce for the promotion of Avenova daily-use prescription eye care product to 35 medical representatives, most of whom have more than 10 years of experience promoting ophthalmic products.  By February, all 35 medical sales representatives were deployed in major U.S. markets. To further bolster our presence in the market and capitalize on our market acceptance, we plan to expand the salesforce to 50 medical representatives by the end of the third quarter of 2015.

Product Line Expansion in Eye Care – We continue to develop innovative products for the eye care market and plan to add new products currently in development in the next 12 to 18 months. In April 2015, we received 510(k) clearance from the U.S. Food and Drug Administration to market our newly developed product for the eye care market- intelli-Case. Following the launch of Avenova, intelli-Case is the second in a series of new products that we are developing in the eye care market.

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

We are actively evaluating a number of existing products to be synergistic with and complementary to Avenova. All products under consideration are intended to leverage our direct salesforce of medical representatives and bolster its productivity. Intelli-Case with hydrogen peroxide solutions is the second in a series of new products that we are developing in the eye care market. In April 2015, we received 510(k) clearance from the U.S. Food and Drug Administration to market our newly developed product for eye care market- intelli-Case. The intelli-Case can be co-packaged with a hydrogen peroxide disinfection and cleaning solution and we are actively seeking a partnership with a hydrogen peroxide solution manufacturer. We believe that replacing the standard case that is typically boxed with hydrogen peroxide solutions with the intelli-Case would make a differentiated product attractive to both eye care professionals and contact lens users.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

Our commitments at June 30, 2015, consist of an operating lease. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of June 30, 2015, is $3.6 million due over the lease term, compared to $3.9 million as of December 31, 2014.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2015, and December 31, 2014, we did not have any short-term marketable securities as all our investment portfolio was held in cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Our future success is largely dependent on the successful commercialization of Avenova, CelleRx, NeutroPhase, and intelli-Case.

The future success of our business is largely dependent upon the successful commercialization of Avenova, CelleRx, NeutroPhase, and intelli-Case. We are dedicating a substantial amount of our resources to advance Avenova and certain resources to advance CelleRx, NeutroPhase, and intelli-Case as aggressively as possible over the next twelve months. If we encounter difficulties in the commercialization of Avenova, CelleRx, NeutroPhase, and intelli-Case, we will not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. We believe we are creating an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova, CelleRx, NeutroPhase, and intelli-Case. If this occurs, it will have an adverse impact on operations and ability to fund any future development or ongoing clinical trials.

We may be unable to raise additional capital on acceptable terms in the future which may in turn limit our ability to develop and commercialize products and technologies.

As of June 30, 2015, we had cash and cash equivalents of approximately $7.2 million. While we have reduced our staff levels and reduced both our research and general expenditures, we expect our capital outlays and operating expenditures to increase over at least the next several years as we expand our clinical and regulatory activities as well as expand our sales activities with respect to Avenova and intelli-Case. Launching a new product is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve a breakeven point between expenses and product sales. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

Our future capital requirements will depend on many factors, including:

●	the ramp and amount of our sales of Avenova, CellRx, NeutroPhase and other products;
●	the extent to which we receive milestone payments or other funding from corporate partners, if any;
●	the scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;

●	future clinical trial results;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the costs associated with marketing and selling Avenova, CelleRx, NeutroPhase and intelli-Case;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We have incurred net losses each year since our inception through June 30, 2015, with the exception of 2009. For the years ended December 31, 2014, 2013 and 2012, we had net losses of approximately $15.2 million, $16.0 million and $7.0 million, respectively. For the six months ended June 30, 2015, we had net losses of approximately $9.5 million. We were able to record a profit in 2009 due to our receipt of a $3.75 million milestone payment under our agreement with Galderma; however, there is no assurance that we will receive any additional large milestone payments under this or any other agreement and, as a result, may not be able to achieve or maintain profitability in the future. Through June 30, 2015, we had an accumulated deficit of approximately $81.1 million. We have been, and expect to remain for the foreseeable future, engaged in research and development, in addition to our commercialization efforts. We have incurred substantial research and development expenses, which were approximately $9.5 million, $12.5 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $2.9 million for the six months ended June 30, 2015. We also expect to incur substantial marketing and sales expenses as we have just recently launched Avenova. We expect to incur losses for the foreseeable future, and we may never achieve or maintain sustained profitability. We anticipate that our expenses related to our clinical trials and regulatory activities will increase substantially in the foreseeable future as we:

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

We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully market and sell Avenova and NeutroPhase, either independently or with partners, we will not be able to generate sufficient revenues to achieve or maintain profitability in the future. Our failure to achieve and subsequently maintain profitability could have a material adverse impact on the market price of our common stock.

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

We have generated only limited revenues from sales of Avenova and NeutroPhase, and we cannot guarantee that we will ever be able to generate substantial revenue from Avenova, CelleRx, NeutroPhase, intelli-Case. Our Aganocide compounds are still in development and we will not be able to generate commercial revenue from the sale of these product candidates until we have received regulatory approval for them. Satisfaction of all regulatory requirements applicable to our product candidates typically takes many years, is dependent upon the type, complexity, novelty and classification of the product candidates, and requires the expenditure of substantial resources for research and development and testing. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before we can submit for and gain approval from the FDA and regulatory authorities in other countries. In addition, to compete effectively, our products will need to be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of any of our current product candidates or any other product that we may develop in the future will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other in-licensing efforts or pre-clinical testing will yield a product suitable for entry into clinical trials. For example, in August 2014 we announced that our ophthalmic formulation of auriclosene did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis, and that we do not intend to initiate any new studies of auriclosene for this indication. Our commercial revenues from sales of Aganocide products will be derived from sales of products that may not be commercially available for at least the next several years. If we are unable to successfully advance or develop our Aganocide compounds, it will have a material adverse effect on our business.

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

Success in early clinical trials often is not replicated in later studies, and few research and development projects result in commercial products. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would eliminate or adversely impact the timing for revenues from those product candidates. For example, in August 2014 we announced that our ophthalmic formulation of auriclosene did not meet the primary or secondary endpoints in a Phase 2 clinical study in patients with adenoviral conjunctivitis, and that we do not intend to initiate any new studies of auriclosene for this indication. If any current or future clinical study (such as our ongoing UCBE clinical trial) fails to demonstrate the safety and effectiveness of our product candidates, we may abandon the development of the product, which could harm our business.

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

As we continue the development of auriclosene for application in urology, we must fund such development ourselves unless we are able to enter into a collaboration with a collaboration partner, which we may not be able to do If we are not able to enter into a new collaboration with another collaboration partner and we continue the development of auriclosene for any application, we will need to rely on our own funds, and any additional funds we may raise. If we are not able to enter into a new collaboration with another collaboration partner or are not able to raise additional funds, we may not be able to develop auriclosene for this indication.

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

Our Neutrox products are regulated under the medical device regulations of the FDA administered by the Center for Devices and Radiological Health and the same physical product for another indication and our Aganocide product candidates may be regulated by the FDA’s Center for Drug Evaluation and Research. Alternatively the products could be classified as combination products, in which case both the device and drug centers jointly review the submission. The products may be designated by the FDA as a drug or a medical device depending upon the regulatory definition of a drug and a device, their primary mode of action and the indications for use or product claims.

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

If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.*

The product candidates we are developing or attempting to develop will, in most cases, undergo extensive clinical testing and will require approval from the applicable regulatory authorities prior to sale. However, despite all reasonable efforts to ensure safety, it is possible that we or our collaborators will sell products, including Avenova, CellRx,, NeutroPhase, and intelli-Case which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

We aggressively protect and enforce our patent rights worldwide. As of June 30, 2014, we owned ten (10) issued patents in the U.S., eighty nine (89) issued foreign patents and thirty seven (37) pending patent applications in the U.S. and various foreign jurisdiction. However, certain risks remain. There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the Neutrox composition. This relatively weak patent portfolio leaves us vulnerable to competitors who wish to compete in the same market place with similar products. If a potential competitor introduces a formulation similar to Avenova, CelleRx or NeutroPhase with a similar composition that does not fall within the scope of the method of treatment claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the Avenova, CelleRx or NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

If our competitors develop products similar to Avenova, CelleRx, NeutroPhase or intelli-Case, we may need to modify or alter our business strategy, which may delay the achievement of our goals.

Competitors may develop products with similar characteristics to Avenova, CelleRx, NeutroPhase or intelli-Case. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

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

On April 28, 2015 we received a letter from the NYSE MKT notifying us that our stockholders equity as of December 31, 2014 is below the minimum requirements of Sections 1003(a) (ii) and (iii) of the NYSE MKT Company Guide. In order to maintain our listing, we submitted a plan of compliance, addressing how we intend to regain compliance with the Company Guide within 18 months, or by November 28, 2016. We continue our listing but will be subject to periodic reviews by the Exchange. If we do not make progress consistent with the plan, the exchange will initiate delisting procedures as appropriate. We are pursuing options to address the deficiency as indicated in our plan, however we cannot guarantee that we will meet the listing requirements and therefore our common stock may be subject to delisting. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer financing opportunities for us.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	NOVABAY PHARMACEUTICALS, INC.

/s/ Ramin Najafi
Ramin (“Ron”) Najafi
President and Chief Executive Officer (duly authorized officer)

Date: August 14, 2015	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/04/2014
3.3	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	001-33678	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering.	8-K	001-33678	4.1	6/29/2011
4.3	Form of Warrant issued in December 2012 offering.	8-K	001-33678	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering.	8-K	001-33678	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 offering.	8-K	001-33678	4.1	3/9/2015
4.6	Form of Warrant issued in March 2015 offering.	8-K	001-33678	4.2	3/9/2015
4.7	Form of Warrant issued in May 2015 offering.					X
4.8	Registration Rights Agreement, dated March 3, 2015, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.	8-K	001-33678	10.2	3/9/2015
4.9	Registration Rights Agreement, dated May 18, 2015, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.					X

Incorporation by Reference
Exhibit Description	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
10.1	Securities Purchase Agreement, dated May 18, 2015, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.					X
10.2	Securities Purchase Agreement dated May 18, 2015, by and between NovaBay Pharmaceuticals, Inc. and the investors named therein.					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).					X
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