Form 10-K
period 2015-12-31
NovaBay Pharmaceuticals, Inc.
filed 2016-03-04
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Mkt, was approximately $38,118,763. This figure excludes an aggregate of 532,441 shares of common stock held by officers and directors as of June 30, 2015. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 29, 2016, there were 5,003,257 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held in June 2016.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, NovaBay Pharma®, Avenova®, NeutroPhase®, CelleRx®, AgaNase®, Aganocide®, AgaDerm®, Neutrox™ and Going Beyond Antibiotics® are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

On December 18, 2015, the Company effected a 1-for-25 reverse split of its common stock. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements regarding our product candidates, market opportunities, competitions, strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company developing products for the eye care market. We are currently focused primarily on commercializing prescription Avenova® for managing hygiene of the eyelids and lashes in the United States.

Avenova is the only eye care product formulated with a proprietary, stable and pure form of hypochlorous acid called Neutrox™. By replicating the anti-microbial chemicals used by white blood cells to fight infection, Neutrox has proven in laboratory testing to have broad antimicrobial properties. Avenova with Neutrox removes debris from the skin on the eyelids and lashes without burning or stinging.

In November 2015, we introduced a new business strategy to focus on growing sales of Avenova in the U.S. market and to restructure our business with the goal of achieving profitability from operations by the end of 2016. Our three-part business strategy is comprised of: (1) focusing our resources on growing the commercial sales of Avenova in the U.S. eye care market, including the implementation of an innovative sales and marketing strategy to increase product margin and profitability; (2) significantly reducing expenses through the restructuring of our operations and other cost reduction measures; and (3) seeking additional sources of revenue through partnering, divesting and/or other means of monetizing non-core assets in urology, dermatology, and wound care.

We have developed additional commercial products containing Neutrox, including our NeutroPhase® Skin and Wound Cleanser for wound care and CelleRx® for the dermatology market. We have partnerships for NeutroPhase in the U.S. as well as select overseas markets, most notably China.

In addition to our Neutrox family of products, we have also synthesized and developed a second category of novel compounds aimed at harnessing the power of white blood cell chemistry to address the global, topical anti-infective market. This second product category includes auriclosene, our lead clinical-stage Aganocide® compound, which is a patented, synthetic molecule with a broad spectrum of activity against bacteria, viruses and fungi.

We were incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc., and subsequently changed our name to NovaBay Pharmaceuticals, Inc. In June 2010, we changed the state in which we are incorporated (the “Reincorporation”) to the State of Delaware. All references to “we,” “us,” “our,” “the Company,” or NovaBay” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation.

Avenova

Sales and Marketing

Prescription Avenova (0.01% Neutrox) is well-suited for daily eyelid and eyelash hygiene by approximately 30 million Americans who suffer from blepharitis and dry eye. Additionally, we estimate that an additional 11 million patients suffering from other conditions could potentially benefit from the use of Avenova, bringing the total potential market to approximately 41 million patients.

A growing number of patients have found Avenova, which is used twice daily, to be soothing and effective in removing microorganisms and debris that can cause inflammation, itching and other painful symptoms of the eyelids and lashes. As described below, many key opinion leaders in the field of ophthalmology and optometry have embraced Avenova as a tool in the management of lid and lash hygiene.

We are targeting a customer base of prescribers that includes the approximately 17,000 ophthalmologists and approximately 37,000 optometrists in the U.S. In August 2014, we launched a dedicated Avenova sales force of 10 direct medical sales representatives in 10 major metropolitan areas across the United States. This sales and marketing campaign initially targeted major urban areas where large numbers of individuals suffer from problems with their eyelids and lashes. These markets included New York, Los Angeles, Boston, Atlanta, and San Francisco.

In January 2015, we rebranded our product originally known as i-Lid Cleanser as Avenova in order to more clearly differentiate this prescription product from over-the-counter (OTC) detergent-based lid wipes. Our prescription-only Avenova offers advantages as a part of the regimen for managing these disorders compared with alternative regimens that contain soaps, bleach and other impurities. Avenova removes micro-organisms from the skin without the use of harmful ingredients like detergents and bleach.

Based on positive sales performance, we expanded our sales force to 35 direct medical sales representatives in February 2015 and to 43 direct medical sales representatives in August 2015. The sales representatives recruited for this effort have extensive experience with eye care products and medical devices—a skill set critical for rapid adoption of Avenova. Based on extensive market research, we have assigned our sales representatives to the markets across the U.S. representing the highest sales potential. These direct medical sales representatives are calling on targeted ophthalmologists and optometrists in those markets. These targeted doctors treat large numbers of blepharitis and dry eye patients. Avenova is a natural addition to their existing lid hygiene regimens.

We have distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen Corporation that make Avenova accessible in 90% of the approximate 67,000 retail pharmacies across the U.S. Avenova also is marketed through the top ophthalmology and optometry networks. These include Vision Source Independent Optometry Network, the largest independent optometry network in the country representing 2,800 independent optometrist offices, and ALLDocs Optometry Group (also known as The Association of LensCrafters Leaseholding Doctors), the second largest independent optometry group in the U.S., which works closely with its LensCrafters partners. Through a partnership with ALPHAEON, Avenova is available to member ophthalmologists on the ShoutMD® Store, the first social commerce store for lifestyle healthcare products. Avenova is also available for order online with a prescription, and we provide an online pharmacy locator to assist patients with filling prescriptions.

We expect continued benefit from the support of the key opinion leaders on our Ophthalmic and Optometry Advisory Boards, our active schedule of educational and marketing programs and strong presence at major eye care conferences in the coming months, including the American Academy of Ophthalmology, the American Optometric Association, the American Society of Cataract and Refractive Surgery Conferences and the South Eastern Congress of Optometry, as well as numerous Vision Expo meetings held around the U.S. We also plan to continue advertising in leading ophthalmic and optometric trade journals. At meetings, in professional publications and in surveys, nationally prominent ophthalmologists and optometrists are reporting on improvements in eye care from the use of Avenova.

We reported increases in key metrics throughout 2015, including the number of optometrists and ophthalmologists purchasing Avenova for their practices. We also reported growth in prescription volume as reported by distributors and the number of retail pharmacies ordering Avenova, both of which have been confirmed by third-party prescription data providers. Increases in Avenova volume include growth of both Avenova product reorders and new prescriptions.

We expect that our prescription business will be the main driver of long-term Avenova sales growth. Reimbursement under insurance coverage continues to grow with 68% of Avenova prescriptions covered by insurance plans at the end of 2015. Supported by the high percentage rate of insurance reimbursement, we are focusing our primary sales efforts on building our prescription business under a new value pricing model. We are working to improve insurance reimbursement coverage for Avenova and aligning our product pricing accordingly.

Although we are focusing on our prescription sales, we expect continued growth in the doctor to patient direct sales channel. We also expect to invest in systems that support prescribing physicians’ efforts to educate their patients. We have made it easy for doctors to get Avenova into the hands of patients by providing availability through well-known national pharmacy chains, specialty pharmacies, or directly through the practitioners’ office. Furthermore, in order to ensure consistent pricing, we have instituted rebate cards to ensure the best price for the patient at the pharmacy. This sales model combined with the prospect for further increases in reimbursement under insurance plans has the potential to provide us with additional revenue upside.

Competition

Our Avenova product is competing in the lid and lash hygiene market. Avenova has the distinct competitive advantage of being the only product for the management of eye conditions that contains our proprietary Neutrox, which is pure hypochlorous acid. Neutrox was cleared by the U.S. FDA as a prescription medical device for the cleansing and removal of microorganisms from wounds and skin.

There are many companies that sell lid and lash scrubs, most of these are surfactant (soap) based, such as lid scrubs or baby shampoos. Prescription Avenova has been shown to neutralize bacterial toxins in vitro and is designed for continuous daily eyelid hygiene. Unlike its competitors, Avenova consists of saline and 0.01% pure hypochlorous acid, without the bleach impurities included in competitive offerings. Newer prescription products have more recently been commercially launched; however, all include bleach or other impurities. We believe that physicians and their patients will choose Avenova over competitive prescription products or diluted soap, such as some OTC products.

Partnerships to Monetize Other Assets

We intend to seek additional sources of revenue and reduce expenses by licensing or selling select non-core assets, possibly including intelli-Case, NeutroPhase, CelleRx and our Aganocide compounds, including auriclosene.

Currently, the program with the most potential is our urology program. Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of our Auriclosene Irrigation Solution (AIS) used to reduce urinary catheter blockage and encrustation (UCBE), were announced in September 2013. This study, comparing AIS to saline solution, achieved its primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We initiated the next Phase 2 study in the fourth quarter of 2014, and in the fourth quarter of 2015, we announced completion of that study. Patients with long-term indwelling urinary catheters were treated with AIS or its Vehicle. The results of this more demanding study showed that AIS was better than its Vehicle in preventing the reduction of flow through catheters due to encrustation, the primary efficacy measure, by a statistically-significant margin. Furthermore, there were no cases of clinical catheter blockage in the AIS arm of the study; all cases of clinical blockage requiring catheter removal occurred only in the Vehicle arm.

NovaClear intelli-Case

In June 2015, we received FDA-clearance for the NovaClear intelli-Case, a highly innovative, easy-to-use device for use with hydrogen peroxide disinfection solutions for soft and rigid gas permeable contact lenses. More than 24 million Americans disinfect their contact lenses with a multipurpose disinfection system to prevent potentially serious infections. Approximately two million use hydrogen peroxide as a disinfection solution. Many ophthalmologists and optometrists favor the disinfection and lens material compatibility peroxide systems provide, yet side effects associated with misuse and non-compliance minimize peroxide system use. Hydrogen peroxide in too low of a concentration does not fully disinfect lenses and in too high of a concentration can irritate the eye.

The intelli-Case monitors the neutralization of hydrogen peroxide during the disinfection cycle with sophisticated microprocessor electronics embedded in the cap of what otherwise looks like a standard peroxide lens case. The LED indicators on the lid inform the user if the lenses are safe to insert into the eyes, resulting in a disinfection system that is safe yet simple to use. We are seeking potential partners with the resources to make this break-through device available to the largest number of contact lens wearers as soon as possible.

Additional Neutrox-based Products

Although Avenova with Neutrox is NovaBay’s primary commercial focus, over the past ten years NovaBay has developed additional Neutrox-related products. In addition to Avenova, the Neutrox branded products currently being commercialized as prescription medical devices are NeutroPhase and CelleRx. Similar to Avenova, we believe the principal competitive advantage of these products in our target markets is the fact that in-vitro studies show their effectiveness in killing bacteria, fungi and viruses, including bacteria in biofilm; very low potential for the development of resistance; fast time to kill bacteria; a wide safety margin; a low side-effect profile and cost effectiveness.

NeutroPhase (Wound Care). Since its launch in the U.S. in 2013, NeutroPhase has impacted how wound care is administered. Consisting of 0.03% Neutrox, NeutroPhase is used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality. Recently, NeutroPhase has been found to be an effective irrigation solution as part of the adjunct treatment for Necrotizing Fasciitis (“NF”). Also known as flesh-eating disease, NF typically has a high mortality and amputation rate (30% and 70%, respectively) even with aggressive debridement and antibiotic treatment. In vitro studies have shown that in solution, NeutroPhase both kills the microorganisms implicated in NF and neutralizes the toxins secreted by the microorganisms. Success using NeutroPhase as an irrigation solution has established it as an effective part of the adjunct treatment for this deadly disease.

We believe that NeutroPhase is a well-suited product to treat the six million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Company Limited, or “Pioneer,” a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We subsequently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova. In September 2014, China’s Food and Drug Administration cleared our NeutroPhase Skin and Wound Cleanser for sale throughout mainland China. In November 2014, Taiwan’s Food and Drug Administration cleared our NeutroPhase Skin and Wound Cleanser for sale in Taiwan. We began shipping NeutroPhase to China and Taiwan in the fourth quarter of 2014 to support our launch of NeutroPhase Skin and Wound Cleanser by Pioneer. In the U.S., NeutroPhase is distributed through our partner, Principle Business Enterprise (“PBE”).

In March 2015, the National Necrotizing Fasciitis Foundation (“NNFF”) named NeutroPhase its official “Flesh Eating Disease” wound cleanser. The NNFF is a non-profit organization established in 1997 by two survivors of the disease. NNFF has evolved to become the world’s leading resource for information regarding necrotizing fasciitis, as well as a repository of cases reported worldwide.

NeutroPhase is competing in a crowded skin and wound cleanser market with many old and low priced products with similar uses. However, we believe NeutroPhase has distinct competitive advantages in a market where there is currently no dominant product.

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx™ (0.015% Neutrox) is a gentle cleansing solution that is effective for post-laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, erythema, and exudate compared to Dakin solution, which contains bleach impurities. CelleRx is a non-alcohol formulation that doesn’t dry or stain the skin, and most importantly, has been shown to reduce the patient’s downtime post procedure.

CelleRx is competing in the cosmetic surgery and aesthetic dermatology space as an adjunct therapy for the pre/post procedural phase of chemical and laser facial skin peels. Currently many generic creams and salves, as well as home-mixed acetic acid potions, are used for this purpose. We believe that CelleRx is clearly differentiated in this field. CelleRx is the only Rx product with 510(k) clearance for use as a skin and wound cleanser that is safe, soothing and has broad spectrum antimicrobial action in solution. Many clinicians have used the product clinically and have reported excellent results.

U.S. FDA Regulatory Clearance of Neutrox-based Products. We are marketing Avenova, NeutroPhase, and CelleRx as medical devices regulated under the FDA 510(k) process. Avenova and CelleRx fall under the general intended use of skin and wound cleansers. NeutroPhase was cleared by the U.S. FDA “for use under the supervision of healthcare professionals for cleansing and removal of foreign material, including microorganisms and debris from wounds, and for moistening absorbent wound dressings and cleaning minor cuts, minor burns, superficial abrasions, and minor irritations of the skin. It is also intended for moistening and debriding acute and chronic dermal lesions, such as Stage I to IV pressure ulcers, stasis ulcers, leg ulcers, diabetic foot ulcers, post-surgical wounds, first and second degree burns, and grafted and donor sites.”

Aganocide Compounds

Our first-in-class Aganocide compounds, led by auriclosene (NVC-422), are patented, synthetic molecules with a broad spectrum of activity against bacteria, viruses and fungi.  Mimicking the mechanism of action that human white blood cells use against infections, Aganocides possess a reduced likelihood of bacteria or viruses developing resistance, which is critical for advanced anti-infectives. The World Health Organization (WHO) approved a new generic nomenclature by which our novel compound NVC-422 is identified—auriclosene.

We believe that our Aganocide compounds may, if approved by the regulatory authorities, have significant advantages over existing compounds and compounds in development because the Aganocide compounds could be used to prevent infections or to treat infections with bacterial and viral components, such as conjunctivitis.

Recent Events

In January 2015, we rebranded i-Lid Cleanser as Avenova® Daily Lid & Lash Hygiene to help differentiate prescription Avenova from other marketed eye cleansers, in particular over-the-counter (OTC) products not intended for daily use.

In January 2015, we attended and sought partners for our Avenova product at Arab Health 2015. Held January 26-29, 2015, at the Dubai International Convention & Exhibition Centre in the United Arab Emirates, Arab Health 2015, then in its 40th year, was the largest healthcare conference in the world.

In January 2015, we signed a nationwide distribution agreement with Cardinal Health, to deliver prescription drugs and many other products to retail pharmacies, hospitals, mail-order facilities, physician offices, surgery centers and other facilities across the U.S. Under the agreement, Cardinal Health will carry and distribute our Avenova product.

In February 2015, we expanded our sales force for Avenova from 15 sales representatives to 35 representatives, focusing on major markets across the U.S.

In March 2015, we entered into a securities purchase agreement for the sale of our common stock and warrants in a private placement for net proceeds of approximately $4.5 million.

In March 2015, the NNFF named NeutroPhase its official “Flesh Eating Disease” wound cleanser.

In April 2015, we sponsored an educational workshop on new ideas for lid management during the ASCRS Annual Symposium. There, key opinion leaders in the field of optometry and ophthalmology discussed the practical uses of Avenova for the management of blepharitis and dry eye, and as a surgical eye preparation.

In April 2015, we announced the appointment of Mark M. Sieczkarek as Chairman of the Board of Directors. Mr. Sieczkarek replaced NovaBay founder Dr. Ramin (Ron) Najafi, who remained a director of the Company. Mr. Sieczkarek had served as a director since January 2014 and was instrumental in developing the commercial strategy for Avenova.

In April 2015, we signed a national distribution agreement with AmerisourceBergen to carry and distribute Avenova to retail pharmacies in the U.S. AmerisourceBergen is one the largest global pharmaceutical sourcing and distribution services companies.

In April 2015, the NYSE MKT LLC notified us that NovaBay’s stockholders’ equity as of December 31, 2014 was below the minimum requirements of Sections 1003(a)(ii) and (iii) of the NYSE MKT Company Guide. We were advised that in order to maintain a listing on the NYSE MKT, we had to submit a plan of compliance by May 28, 2015 addressing how we intended to regain compliance within the following 18-month period.

In May 2015, we announced that data from two studies were discussed in poster presentations at the Annual Meeting of the Association for Research in Vision and Ophthalmology (ARVO). One poster was presented by Guru Sharma, OD, Ph.D., Optometrist at Family Eye Care Optometry and Assistant Professor at Western University of Health Sciences’ College of Optometry, and discussed research documenting the successful use of Avenova on patients with blepharitis. The second poster was presented by Arthur Epstein, OD, FAAO, FABCO, FBCLA, DPNAP, co-founder and head of the Dry Eye–Ocular Surface Disease Center and Director of Clinical Research at Phoenix Eye Care, and found that Avenova was the only product of six widely-used commercial eyelid treatments with the ability to neutralize bacterial lipase, a major cause of blepharitis and meibomian gland dysfunction (MGD).

In May 2015, we entered into a securities purchase agreement for the sale of our common stock and warrants in a private placement for net proceeds of approximately $6.3 million.

In June 2015, we announced FDA approval for intelli-Case, a novel, high-tech device for safely disinfecting contact lenses with hydrogen peroxide.

In July 2015, the New York Stock Exchange accepted our plan to regain compliance with the NYSE MKT’s continued listing standards by October 28, 2016.

In September 2015, we entered into an agreement with ALLDocs Optometry Group, also known as The Association of LensCrafters Leaseholding Doctors, to market Avenova to this group’s optometrists. ALLDocs is the second largest independent optometry group in the U.S.

In September 2015, we entered into a partnership with ALPHAEON Corporation to make Avenova available for purchase by member doctors on the ShoutMD® Store, the first social commerce store for lifestyle healthcare production.

In October 2015, we completed an underwritten public offering for the sale of our common stock and warrants for net proceeds of approximately $2.1 million.

In November 2015, we announced the completion of a 34-patient Phase 2b clinical trial with auriclosene (NVC-422) to reduce urinary catheter blockage and encrustation in patients with long-term indwelling urinary catheters.

In November 2015, we announced a restructuring aimed at reducing expenses and achieving positive cash flow from operations by the end of 2016. In conjunction with the announcement, Dr. Najafi resigned his position and our Chairman Mark M. Sieczkarek assumed the role of Interim Chief Executive Officer and President.

In December 2015, our Board of Directors approved and we implemented a 1-for-25 reverse stock split in order to maintain continued listing standards with the NYSE MKT. The reverse split was authorized by our stockholders at a special stockholder meeting held December 11, 2015.

In December 2015 and January 2016, we entered into a series of promissory notes for an aggregate $3,020,000 bridge loan with a three-year term and no pre-payment penalty.

In February 2016, we closed a private placement for the sale of an aggregate of 1,518,567 shares of the Company’s common stock for total gross proceeds amount of $2,830,804.

Employees

As of December 31, 2015, we had 23 full-time and 3 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Relating to Our Liquidity

There is uncertainty about our ability to continue as a going concern.

We have a limited number of commercial products, and these products are still in their early stage of commercialization and will require significant additional investment before we realize substantial revenue. As a result, we have incurred since our inception, and expect to continue to incur until at least the end of 2016, substantial net losses. Moreover, our cash position is inadequate to support our current business operations and substantial additional funding will be needed in order to pursue our business plan, which includes increasing market penetration for our existing commercial products, research and development for additional product offerings for the eye care market, seeking regulatory approval for these product candidates, and pursuing their commercialization in the U.S., Asia, and other markets. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

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

We may be unable to raise additional capital on acceptable terms in the future, which may in turn limit our ability to develop and commercialize products and technologies.

While we have reduced our staff levels and reduced both our research and general expenditures, we believe our capital outlays and operating expenditures will outsize our expected near-term revenue. Commercializing a product is very expensive, and we expect that we will need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve a breakeven point between expenses and product sales. In addition, we may require even more significant capital outlays and operating expenditures if we do not continue to partner with third parties to develop and commercialize our products.

Our future capital requirements will depend on many factors, including:

●	the availability and willingness of capital markets to fund our planned operations;

●	economic conditions out of our control;

●	market acceptance and revenue growth of Avenova;

●	the extent to which we receive milestone payments or other funding from external partners, if any;

●	the scope, rate of progress, cost and results of our pre-clinical studies and clinical trials and other research and development activities, if any;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the cost and timing of regulatory approvals;

●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

●	the effect of competing technological and market developments;

●	the costs associated with marketing and selling Avenova and NeutroPhase;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Additional financing may not be available to us on favorable terms, or at all. The securities rules and regulations limit our sale of securities registered on a Form S-3 to one-third of the aggregate market value of our outstanding common equity held by non-affiliates (the “Aggregate Market Value”) during a 12-month period as long as our Aggregate Market Value is below $75 million. In our October 2015 public offering of common stock and accompanying warrants to purchase common stock, we utilized substantially all of our remaining capacity to sell securities on Form S-3 at the time and we currently have no capacity to sell additional securities on Form S-3. Until our Aggregate Market Value reaches $75 million, our ability to raise capital on Form S-3 is limited, especially during the period through October 2016. As a result, we may have to raise capital on a Form S-1 registration statement, which requires more disclosure than the Form S-3, would cause additional legal and other expenses, and could delay the timing of any future offerings. Even after October 2016, we may not be able to raise the amount of capital we need on a Form S-3 if our low Aggregate Market Value persists.

In connection with our bridge loan financing completed in January 2016, we granted China Kington Asset Management Co. Ltd. (“China Kington”) a first right of refusal to lead our financings for a period that is the shorter of two years after the bridge loan financing or until our net cash flow has been no less than $0 for three consecutive months. Such financings must be unanimously approved by our Board of Directors, which includes two members nominated by China Kington pursuant to the bridge loan arrangement, until the bridge loan is paid off. As a result of these restrictions, we might not be able to obtain additional capital we need, or on the most favorable terms. Even if we are able to obtain such capital, the proceeds must be used to repay the bridge loan first before being used for our business.

Our ability to obtain additional financing may also be negatively affected by the recent volatility in the financial markets, as well as the general downturn in the economy and decreased consumer confidence. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be diluted and new investors may demand rights, preferences or privileges senior to those of existing stockholders. In addition, if in the future we sell, or grant options or rights to purchase, our common stock at an effective price per share less than the subsequently adjusted exercise price of our warrants originally issued in July 2011, March 2015 and October 2015, the exercise price of these warrants will be reduced to equal such lower price, subject to certain exemptions as provided in the warrants. The exercise price of such warrants is currently set at $1.81 as a result of the Company’s February 2016 private placement offering. See “—If we conduct offerings in the future, the price at which we offer our securities is likely to trigger a price protection provision included in warrants originally issued in July 2011, March 2015 and October 2015, reducing the probability and magnitude of any future share price appreciation.”

If we raise additional capital through strategic alliance and licensing arrangements, we may have to trade our rights to our technology, intellectual property or products to others on terms that may not be favorable to us. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.

Risks Relating to Owning Our Common Stock

If our stockholders’ equity does not meet the minimum standards of the NYSE MKT, we may be subject to delisting procedures.

On April 28, 2015, we received a letter from the NYSE MKT notifying us that our stockholders' equity as of December 31, 2014 was below the minimum requirements of Sections 1003(a)(ii) and (iii) of the NYSE MKT Company Guide. In order to maintain our listing, we submitted a plan of compliance, addressing how we intend to regain compliance with the Company Guide within 18 months, or by November 28, 2016. We continue our listing but will be subject to periodic reviews by the exchange. If we do not make progress consistent with the plan, the exchange will initiate delisting procedures, as appropriate.

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

If we conduct offerings in the future, the price at which we offer our securities is likely to trigger a price protection provision included in warrants originally issued in July 2011, March 2015 and October 2015, reducing the probability and magnitude of any future share price appreciation.

As part of our October 2015 offering, we agreed to amend certain terms of the warrants we previously issued in July 2011 and March 2015 to certain investors. As a result, in four different sets of warrants issued in July 2011, March 2015 and October 2015, we agreed to provide certain price protections affecting warrants exercisable for an aggregate of 1,317,227 shares of our common stock, of which 874,425 shares must be issued, if at all, by March 6, 2020, and 442,802 shares must be issued, if at all, by October 27, 2020. Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise price of less than $5.00 per share, we have agreed to reduce the exercise price of all warrants discussed hereof to such lower price. As a result, if any future offering is conducted at a common stock price or warrant exercise price under $5.00 per share (as adjusted for any reverse stock split or similar transaction), these price protections will be triggered. The exercise price of such warrants is currently set at $1.81 as a result of the Company’s February 2016 private placement offering. The further reduction of the exercise price for the warrants discussed hereto would limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of these warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of previously-issued warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

The number of shares of our common stock being traded may be very low. Any stockholder wishing to sell his/her stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholder Pioneer. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

Our amended and restated certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a third party from making a takeover offer that is beneficial to our stockholders.

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

Pioneer and China Kington might influence our corporate matters in a manner that is not in the best interest of our general stockholders.

As of February 29, 2016, Pioneer beneficially owns approximately 22% of our common stock. Our director Mr. Xinzhou “Paul” Li is the chief executive officer and chairman of Pioneer. Pursuant to the arrangement of our bridge loan financing completed in January 2016, two of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past.

As a result, Pioneer and China Kington have input on all matters before our Board of Directors and may be able to exercise significant influence over all matters requiring board and stockholder approval. In particular, under our bridge loan arrangement, for a period that is the shorter of two years after the bridge loan financing or until our net cash flow has been no less than $0 for three consecutive months, our financings must be unanimously approved by our Board of Directors, which provides Pioneer and China Kington a veto right over such financings. See “We may be unable to raise additional capital on acceptable terms in the future, which may in turn limit our ability to develop and commercialize products and technologies.” Pioneer and China Kington may choose to exercise their influence in a manner that is not in the best interest of our general stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382. The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Relating to Our Business

Our future success is largely dependent on the successful commercialization of Avenova.

The future success of our business is largely dependent upon the successful commercialization of Avenova. We are dedicating a substantial amount of our resources to advance Avenova as aggressively as possible. If we encounter difficulties in the commercialization of Avenova, we will not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. We believe we are creating an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova.

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

Government investigations concerning the promotion of off-label uses and related issues are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of applicable law or if we agree to a settlement in connection with an enforcement action, we would likely face significant fines and penalties and be required to substantially change our sales, promotion, grant and educational activities. In addition, were any enforcement actions against us or our senior officers to arise, we could be excluded from participation in U.S. government healthcare programs such as Medicare and Medicaid.

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

We depend on skilled and experienced personnel and management leadership to operate our business effectively and maintain our investor relationships. If we are unable to retain, recruit and hire such key employees, especially our next President and CEO, our ability to manage our business will be harmed, which would impair our future revenue and profitability. Creating a reliable revenue stream depends on our ability to manage an effective staff.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The efforts of our officers and other key employees are critical to us as we continue to focus on the commercialization of our Avenova product with the goal of achieving positive cash flow from operations by the end of 2016.  Any of our officers and other key employees may terminate their employment at any time, and the loss of any of our senior management team members could disrupt our business and affect key partnerships.

Recently, on November 18, 2015, our former President and CEO, Dr. Ramin “Ron” Najafi, resigned from NovaBay and our Chairman of the Board, Mark M. Sieczkarek, was appointed as Interim President and CEO. We do not intend to retain Mr. Sieczkarek in a long-term executive capacity, and his employment agreement expires on March 31, 2016, with three-month renewal periods that cannot be extended beyond November 18, 2016 by its terms. If we fail to identify, attract and hire a strong candidate to serve as our next President and CEO, or if we are unable to manage the transition to a new President and CEO, our ability to manage our business will be harmed. The execution of our business strategy, and thus our future revenue and profitability, depends on our ability to successfully manage this transition.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute Avenova.

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of Avenova. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

If we grow and fail to manage our growth effectively, we may be unable to execute our business plan.

Our future growth, if any, may cause a significant strain on our management and our operational, financial and other resources. Our ability to grow and manage our growth effectively will require us to implement and improve our operational, financial and management information systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management information systems could have a material adverse effect on our business, financial condition, and results of operations.

Government agencies may establish usage guidelines that directly apply to our products or proposed products or change legislation or regulations to which we are subject.

Government usage guidelines typically address matters such as usage and dose, among other factors. Application of these guidelines could limit the use of our products and products that we may develop. In addition, there can be no assurance that government regulations applicable to our products or proposed products or the interpretation thereof will not change and thereby prevent the marketing of some or all of our products for a period of time or permanently. The FDA’s policies may change and additional government regulations may be enacted that could modify, prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or in other countries.

We and our collaborators are and will be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and which may limit our ability to commercialize our medical devices and drug products and candidates.

Any regulatory approvals that we receive may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The FDA may require us to commit to perform lengthy post marketing studies, which would require us to expend additional resources and thus could have an adverse effect on our operating results and financial condition. In addition, if the FDA approves any of our drug product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drugs, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drugs or the withdrawal of the drugs from the market. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing any products we may develop and our business could suffer.

Our past clinical trials may expose us to expensive liability claims, and we may not be able to maintain liability insurance on reasonable terms or at all.

Even though we have concluded all our clinical trials, an inherent risk remains. If a claim were to arise in the future based on our past clinical trial activity, we would most likely incur substantial expenses. Our inability to obtain sufficient clinical trial insurance at an acceptable cost to protect us against potential clinical trial claims could prevent or inhibit the commercialization of our product candidates. Our current clinical trial insurance covers individual and aggregate claims up to $5.0 million. This insurance may not cover all claims and we may not be able to obtain additional insurance coverage at a reasonable cost, if at all, in the future. In addition, if our agreements with any future corporate collaborators entitle us to indemnification against product liability losses and clinical trial liability, such indemnification may not be available or adequate should any claim arise.

The pharmaceutical and biopharmaceutical industries are characterized by patent litigation, and any litigation or claim against us may impose substantial costs on us, place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation.

There has been substantial litigation in the pharmaceutical and biopharmaceutical industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. For the most part, these lawsuits relate to the validity, enforceability and infringement of patents. Generic companies are encouraged to challenge the patents of pharmaceutical products in the United States because a successful challenger can obtain six months of exclusivity as a generic product under the Hatch-Waxman Act. We expect that we will rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position, and we may initiate claims to defend our intellectual property rights as a result. Other parties may have issued patents or be issued patents that may prevent the sale of our products or know-how or require us to license such patents and pay significant fees or royalties to produce our products. In addition, future patents may be issued to third parties which our technology may infringe. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products may infringe.

Intellectual property litigation, regardless of outcome, is expensive and time-consuming, would divert management’s attention from our business and could have a material negative effect on our business, operating results or financial condition. If such a dispute were to be resolved against us, we might be required to pay substantial damages, including treble damages and attorney’s fees if we were found to have willfully infringed a third party’s patent, to the party claiming infringement, to develop non-infringing technology, to stop selling any products we develop, to cease using technology that contains the allegedly infringing intellectual property or to enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Modification of any products we develop or development of new products thereafter could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. In addition, parties making infringement claims may be able to obtain an injunction that would prevent us from selling any products we develop, which could harm our business.

If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.

Despite all reasonable efforts to ensure safety, it is possible that we or our collaborators will sell products, including Avenova, NeutroPhase, and intelli-Case, which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention, and could have a material adverse effect on our financial condition, business and results of operations.

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

A default under the terms of our recent bridge loan could result in the loss of our intellectual property, including intellectual property related to Avenova.

As partial collateral for the approximately $3.0 million bridge loan we obtained in December 2015 and January 2016, we granted China Kington, as collateral agent, a lien on all of our intellectual property.  If we default on the bridge loan, including by failing to make any payment due pursuant to the loan, China Kington would have the right to foreclose on our intellectual property. We cannot successfully commercialize Avenova without control of the related intellectual property portfolio.  A loss of such intellectual property would prevent us from executing our current business strategy, which is essential to our efforts to achieve profitability.  For further information regarding the possible risks if we fail to commercialize Avenova, please see the risk factor entitled “Our future success is largely dependent on the successful commercialization of Avenova.”

Our current patent portfolio could leave us vulnerable to larger companies who have the resources to develop and market competing products.

We aggressively protect and enforce our patent rights worldwide. However, certain risks remain. There is no assurance that patents will issue from any of our applications or, for those patents we have or that do issue, that the claims will be sufficiently broad to protect our proprietary rights, or that it will be economically possible to pursue sufficient numbers of patents to afford significant protection. For example, we do not have any composition of matter patent directed to the Neutrox (hypochlorous acid) composition. This relatively weak patent portfolio leaves us vulnerable to competitors who wish to compete in the same marketplace with similar products. If a potential competitor introduces a formulation similar to Avenova or NeutroPhase with a similar composition that does not fall within the scope of the method of treatment/manufacture claims, then we or a potential marketing partner would be unable to rely on the allowed claims to protect its market position for the method of using the Avenova or NeutroPhase composition, and any revenues arising from such protection would be adversely impacted.

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

Market Information

Our common stock is listed on the NYSE MKT, under the symbol “NBY.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Mkt, after giving effect to the 25:1 reverse stock split:

	2015		2014
	High	Low	High	Low
First Quarter	$18.75	$10.50	$36.75	$25.75
Second Quarter	$26.25	$12.75	$29.50	$19.50
Third Quarter	$17.00	$5.50	$32.50	$17.25
Forth Quarter	$9.50	$1.75	$21.25	$13.25

Holders

As of February 26, 2016, there were approximately 26 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Purchase of Equity Securities by the Issuer

During 2015, we repurchased 237 shares from an employee at price of $0.71 per share to satisfy the statutory withholding tax liability upon the vesting of restricted share-based award.

Performance Graph(1)

The following graph compares our total stockholder returns for the past five years to two indices: the NYSE MKT Composite Index and the RDG MicroCap Biotechnology Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.

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

	12/10	12/11	12/12	12/13	12/14	12/15

NovaBay Pharmaceuticals, Inc.	100.00	80.72	68.07	74.10	37.95	4.87
NYSE MKT Composite	100.00	104.50	110.18	118.63	120.72	107.77
RDG MicroCap Biotechnology	100.00	100.77	93.77	106.18	80.01	44.81

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial information as of and for the dates and periods indicated below which have been derived from our audited consolidated financial statements and other information. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data:
Sales:

Product Revenue	$4,146	$684	$223	$14	$—

Other Revenue	235	370	3,254	6,933	11,019
Total Net Sales	4,381	1,054	3,477	6,947	11,019

Product Cost of Goods Sold	1,261	486	162	8	—
Gross Profit	3,120	568	3,315	6,939	11,019

Operating expenses:
Research and development	6,045	9,511	12,461	9,275	9,911
Selling, general and administrative	18,089	7,935	6,340	5,973	5,429
Total operating expenses	24,134	17,446	18,801	15,248	15,340
Operating loss	(21,014)	(16,878)	(15,486)	(8,309)	(4,321)
Non-cash gain (loss) on change in fair value of warrants	2,149	1,664	(555)	1,439	(732)
Other income (expense), net	(96)	22	1	(155)	(30)
Loss before income taxes	(18,961)	(15,192)	(16,040)	(7,025)	(5,083)
Provision for income taxes	(12)	(2)	(2)	(2)	(2)

Net loss	$(18,973)	$(15,194)	$(16,042)	$(7,027)	$(5,085)

Net loss per share:
Basic	$(6.82)	$(7.65)	$(10.51)	$(5.97)	$(4.93)
Diluted	$(6.82)	$(7.65)	$(10.51)	$(5.97)	$(4.93)
Shares used in computing net loss per share:
Basic (after 1 for 25 reverse stock split)	2,784	1,985	1,527	1,178	1,031
Diluted (after 1 for 25 reverse stock split)	2,784	1,985	1,527	1,178	1,031

	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,385	$5,429	$13,053	$16,870	$14,138
Working capital	(106)	3,607	11,163	15,108	11,720
Total assets	5,077	7,537	15,650	19,235	15,963
Deferred revenue—current and non-current	2,418	2,425	1,871	1,892	2,250
Common stock and additional paid-in capital	85,422	73,395	64,884	54,373	42,672
Total stockholders’ equity (deficit)	(5,098)	1,848	8,516	14,049	9,344

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes, ”determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” in Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a biopharmaceutical company developing products for the eye care market. We are currently focused primarily on commercializing prescription Avenova® for managing hygiene of the eyelids and lashes in the United States.

Avenova is the only eye care product formulated with a proprietary, stable and pure form of hypochlorous acid called Neutrox™. By replicating the anti-microbial chemicals used by white blood cells to fight infection, Neutrox has proven in laboratory testing to have broad antimicrobial properties. Avenova with Neutrox removes debris from the skin on the eyelids and lashes without burning or stinging.

In November 2015, we introduced a new business strategy to focus on growing sales of Avenova in the U.S. market and to restructure our business with the goal of achieving profitability from operations by the end of 2016. Our three-part business strategy is comprised of: (1) focusing our resources on growing the commercial sales of Avenova in the U.S. eye care market, including the implementation of an innovative sales and marketing strategy to increase product margin and profitability; (2) significantly reducing expenses through the restructuring of our operations and other cost reduction measures; and (3) seeking additional sources of revenue through partnering, divesting and/or other means of monetizing non-core assets in urology, dermatology, and wound care.

We have developed additional commercial products containing Neutrox, including our NeutroPhase® Skin and Wound Cleanser for wound care and CelleRx™ for the dermatology market. We have partnerships for NeutroPhase in the U.S. as well as select overseas markets, most notably China.

In addition to our Neutrox family of products, we have also synthesized and developed a second category of novel compounds aimed at harnessing the power of white blood cell chemistry to address the global, topical anti-infective market. This second product category includes auriclosene, our lead clinical-stage Aganocide® compound, which is a patented, synthetic molecule with a broad spectrum of activity against bacteria, viruses and fungi.

Avenova

Prescription Avenova (0.01% Neutrox) is well-suited for daily eyelid and eyelash hygiene by approximately 30 million Americans who suffer from blepharitis and dry eye. Additionally, we estimate that an additional 11 million patients suffering from other conditions could potentially benefit from the use of Avenova, bringing the total potential market to approximately 41 million patients.

We are targeting a customer base of prescribers that includes the approximately 17,000 ophthalmologists and approximately 37,000 optometrists in the U.S. In August 2014, we launched a dedicated Avenova sales force of 10 direct medical sales representatives in 10 major metropolitan areas across the United States. This sales and marketing campaign initially targeted major urban areas where large numbers of individuals suffer from problems with their eyelids and lashes. These markets included New York, Los Angeles, Boston, Atlanta, and San Francisco.

Based on positive sales performance, we expanded our sales force to 35 direct medical sales representatives in February 2015 and to 43 direct medical sales representatives in August 2015. The sales representatives recruited for this effort have extensive experience with eye care products and medical devices—a skill set critical for rapid adoption of Avenova. Based on extensive market research, we have assigned our sales representatives to the markets across the U.S. representing the highest sales potential. These direct medical sales representatives are calling on targeted ophthalmologists and optometrists in those markets. These targeted doctors treat large numbers of blepharitis and dry eye patients. Avenova is a natural addition to their existing lid hygiene regimens.

We have distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen Corporation that make Avenova accessible in 90% of the approximate 67,000 retail pharmacies across the U.S. Avenova also is marketed through the top ophthalmology and optometry networks. These include Vision Source Independent Optometry Network, the largest independent optometry network in the country representing 2,800 independent optometrist offices, and ALLDocs Optometry Group (also known as The Association of LensCrafters Leaseholding Doctors), the second largest independent optometry group in the U.S., which works closely with its LensCrafters partners. Through a partnership with ALPHAEON, Avenova is available to member ophthalmologists on the ShoutMD® Store, the first social commerce store for lifestyle healthcare products. Avenova is also available for order online with a prescription, and we provide an online pharmacy locator to assist patients with filling prescriptions.

We expect that our prescription business will be the main driver of long-term Avenova sales growth. Reimbursement under insurance coverage continues to grow with 68% of Avenova prescriptions covered by insurance plans at the end of 2015. Supported by the high percentage rate of insurance reimbursement, we are focusing our primary sales efforts on building our prescription business under a new value pricing model. We are working to improve insurance reimbursement coverage for Avenova and aligning our product pricing accordingly.

Although we are focusing on our prescription sales, we expect continued growth in the doctor to patient direct sales channel. We also expect to invest in systems that support prescribing physicians’ efforts to educate their patients. We have made it easy for doctors to get Avenova into the hands of patients by providing availability through well-known national pharmacy chains, specialty pharmacies, or directly through the practitioners’ office. Furthermore, in order to ensure consistent pricing, we have instituted rebate cards to ensure the best price for the patient at the pharmacy. This sales model combined with the prospect for further increases in reimbursement under insurance plans has the potential to provide us with additional revenue upside.

Partnerships to Monetize Other Assets

We intend to seek additional sources of revenue and reduce expenses by licensing or selling select non-core assets, possibly including intelli-Case, NeutroPhase, CelleRx and our Aganocide compounds, including auriclosene.

Currently, the program with the most potential is our urology program. Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of our Auriclosene Irrigation Solution (AIS) used to reduce urinary catheter blockage and encrustation (UCBE), were announced in September 2013. This study, comparing AIS to saline solution, achieved its primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We initiated the next Phase 2 study in the fourth quarter of 2014 at and in the fourth quarter of 2015 announced completion of that study. Patients with long-term indwelling urinary catheters were treated with AIS or its Vehicle. The results of this more demanding study showed that AIS was better than its Vehicle in preventing the reduction of flow through catheters due to encrustation, the primary efficacy measure, by a statistically-significant margin. Furthermore, there were no cases of clinical catheter blockage in the AIS arm of the study; all cases of clinical blockage requiring catheter removal occurred only in the Vehicle arm.

NovaClear intelli-Case

In June 2015, we received FDA-clearance for the NovaClear intelli-Case, a highly innovative, easy-to-use device for use with hydrogen peroxide disinfection solutions for soft and rigid gas permeable contact lenses. The intelli-Case monitors the neutralization of hydrogen peroxide during the disinfection cycle with sophisticated microprocessor electronics embedded in the cap of what otherwise looks like a standard peroxide lens case. The LED indicators on the lid inform the user if the lenses are safe to insert into the eyes, resulting in a disinfection system that is safe yet simple to use. We are seeking potential partners with the resources to make this break-through device available to the largest number of contact lens wearers as soon as possible.

Additional Neutrox-based Products

In addition to Avenova, the Neutrox branded products currently being commercialized as prescription medical devices are NeutroPhase and CelleRx.

NeutroPhase (Wound Care). Since its launch in the U.S. in 2013, NeutroPhase has impacted how wound care is administered. Consisting of 0.03% Neutrox, NeutroPhase is used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality. Recently, NeutroPhase has been found to be an effective irrigation solution as part of the adjunct treatment for Necrotizing Fasciitis (“NF”). Also known as flesh-eating disease, NF typically has a high mortality and amputation rate (30% and 70%, respectively) even with aggressive debridement and antibiotic treatment. We believe that NeutroPhase is also well-suited to treat the six million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers.

In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Company Limited, or “Pioneer,” a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We subsequently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova. In September 2014, China’s Food and Drug Administration cleared our NeutroPhase Skin and Wound Cleanser for sale throughout mainland China. In November 2014, Taiwan’s Food and Drug Administration cleared our NeutroPhase Skin and Wound Cleanser for sale in Taiwan. We began shipping NeutroPhase to China and Taiwan in the fourth quarter of 2014 to support our launch of NeutroPhase Skin and Wound Cleanser by Pioneer. In the U.S., NeutroPhase is distributed through our partner, Principle Business Enterprise (“PBE”).

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx™ (0.015% Neutrox) is a gentle cleansing solution that is effective for post-laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, erythema, and exudate compared to Dakin solution, which contains bleach impurities. CelleRx is a non-alcohol formulation that doesn’t dry or stain the skin, and most importantly, has been shown to reduce the patient’s downtime post procedure.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies), included in Part II, Item 8 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

We charge Bad Debt expense and setup an Allowance for Doubtful Accounts when management believes is unlikely specific invoices will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected at the end of 2015. At December 31, 2015, management had reserved $40 thousand, primarily based on specific amounts that are in dispute and are over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method.

Revenue Recognition

We sell products through a limited number of distributors and via our webstore. We generally record product sales upon shipment to the final customer for our webstore sales and upon shipment from our distributor to the final customers for our major distribution partners.

We recognize product revenue when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) our price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid us, or the customer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the customer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated.

Product Revenue Allowances

Product revenue is recognized net of cash consideration paid to our customers and wholesalers, for services rendered by the wholesalers accordance with the wholesalers agreements, and include a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Other Revenue

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. We did record an allowance for obsolete inventory of $45 thousand during 2015, but did not record an allowance for excess inventory as of December 31, 2015.

Research and Development Costs

We charge research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, or lack of availability of the item or service, and specificity required in production for certain compounds. We use external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services. Our research, clinical and development activities are often performed under agreements we enter into with external service providers.  We estimate and accrue the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements.  As actual costs are incurred, we adjust our accruals.  Historically, our accruals have been consistent with management’s estimates, and no material adjustments to research and development expenses have been recognized.  Subsequent changes in estimates may result in a material change in our expenses, which could also materially affect our results of operations.

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

Common Stock Warrant Liabilities

For warrants that are issued or modified and there is a deemed possibility that we may have to settle them in cash, or for warrants we issue or modify that contain an exercise price adjustment feature that reduces the exercise price and increases the number of shares of our common stock eligible for purchase thereunder in the event we subsequently issue equity instruments at a price lower than the exercise price of the warrants, we record the fair value of the issued or modified warrants as a liability at each balance sheet date and record changes in the estimated fair value as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the change in the fair value are recorded in the consolidated statements of operations and comprehensive gain or loss. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part II, Item 8 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2015, 2014 and 2013

	Twelve Months Ended December 31,
		% Change		% Change
	2015		2014		2013
	(in thousands, except per share data)
Statements of Operations Data:
Sales:

Product Revenue, net	$4,146	506	$684	207	$223
Other Revenue	235	(36)	370	(89)	3,254
Total Net Sales	4,381		1,054		3,477

Product Cost of Goods Sold	1,261	159	486	200	162
Gross Profit	3,120	449	568	(83)	3,315

Operating expenses:
Research and development	6,045	(36)	9,511	(24)	12,461
Selling, general and administrative	18,089	128	7,935	25	6,340
Total operating expenses	24,134	38	17,446	(7)	18,801
Operating loss	(21,014)	25	(16,878)	9	(15,486)
Non-cash gain (loss) on change in fair value of warrants	2,149	29	1,664	(400)	(555)
Other income (expense), net	(96)	(536)	22	2,100	1
Loss before income taxes	(18,961)	25	(15,192)	(5)	(16,040)
Provision for income taxes	(12)	500	(2)	-	(2)

Net loss	$(18,973)	25	$(15,194)	(5)	$(16,042)

Total Net Sales and Gross Profit

Total Net Sales were $4,381 thousand for the year ended December 31, 2015, compared to $1,054 thousand for the year ended December 31, 2014, and $3,477 thousand for the year ended December 31, 2013.

Gross Profit was $3,120 thousand for the year ended December 31, 2015, compared to $568 thousand for the year ended December 31, 2014, and $3,315 thousand for the year ended December 31, 2013.

2015-2014

Product revenue increased by $3,462 thousand, or 506%, to $4,146 thousand from $684 thousand and other revenue decreased by $135 thousand, or 36%, to $235 thousand from $370 thousand for the year ended December 31, 2015, compared to the year ended December 31, 2014. The change in the product revenue was primarily the result of increased sales of Avenova in connection with the focus on product commercialization, partially offset by a reduction in other revenue because of our de-emphasis of technology and collaboration agreements.

Gross Profit increased by $2,552 thousand, or 449%, to $3,120 thousand from $568 thousand for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in Gross Profit was primarily the result of increased sales of Avenova.

2014-2013

Product revenue increased $461 thousand, or 207%, to $684 thousand from $223 thousand and other revenue decreased by $2,884 thousand, or 89%, to $370 from $3,254 thousand for the year ended December 31, 2015, compared to the year ended December 31, 2014. The change in product revenue was primarily the result of increased sales of Avenova. The decrease in 2014 other revenue was primarily related to the full recognition of the upfront payments from a collaboration agreement in 2013.

Gross Profit decreased by $2,747 thousand, or 83%, to $568 thousand from $3,315 thousand for the year ended December 31, 2014, compared to the year ended December 31, 2013. The reduction in Gross Profit was primarily related to the full recognition of the upfront payments from a collaboration agreement in 2013.

Research and Development

Total Research and Development expenses were $6,045 thousand, $9,511 thousand, and $12,461 thousand for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

2015-2014

Research and Development expenses decreased by $3,466 thousand, or 36%, to $6,045 thousand for the year ended December 31, 2014, from $9,511 thousand for the year ended December 31, 2014. The reduction is primarily the result of reduced spending on clinical trials and shifting responsibilities to production support from research and development.

2014-2013

Research and Development expenses decreased $2,950 thousand, or 24%, to $9,511 thousand for the year ended December 31, 2014, from $12,461 thousand for the year ended December 31, 2013. The decrease is primarily the result of fewer in-clinical activities as we completed our BAYnovation trial for viral conjunctivitis and neared the completion of the BACTOvation trial for bacterial conjunctivitis.

Sales, general and administrative

Sales, general and administrative expenses were $18,089 thousand, $7,935 thousand, and $6,340 thousand for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. We expect to incur increasing sales, general and administrative expenses throughout 2016 and in subsequent years as we support the commercialization of Avenova.

2015-2014

Sales, general and administrative expenses increased by $10,154 thousand, or 128%, to $18,089 thousand for the year ended December 31, 2015, from $7,935 thousand for the year ended December 31, 2014. The increase was primarily due to the increase in sales representative headcount and sales and marketing activities for the launch of Avenova, which began in August of 2014.

2014-2013

Sales, general and administrative expenses increased by $1,595 thousand, or 25%, to $7,935 thousand for the year ended December 31, 2104, from $6,340 thousand for the year ended December 31, 2013. The increase was primarily due to the increase in sales representative headcount and sales and marketing activities for the launch of Avenova, which began in August of 2014.

Non-cash gain (loss) on changes in fair value of warrants

The adjustments to the fair value of warrants were gains of $2,149 thousand, $1,664 thousand, and a loss of $555 thousand for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

2015-2014

The non-cash gain on changes in the fair value of warrants relates primarily to warrants issued or modified as part of the October 2015 financing. The change in fair value was primarily the result of two factors. First, the October 2015 financing included the following elements that increased the fair value of the warrant liability: the term of the warrants issued in July 2011 was extended and the exercise price adjusted to the then market price, the terms of the warrants issued in March 2015 were similarly adjusted, which caused the March 2015 warrants to be reclassified from equity to a liability, and additional warrants were issued as part of the October 2015 financing. The October 2015 warrants were classified as a liability when they were issued. Second, the warrants issued in July 2011, March 2015 and October 2015 were all valued when they were issued and re-measured as of December 31, 2015, the result being a reduction in the warrant liability of $2,149 thousand. Please see Note 8 of the Financial Statements for a more complete explanation.

2014-2013

The non-cash gain on changes in fair value of warrants relates primarily to the warrants issued in July 2011. The balance fluctuated primarily with our stock price and the remaining term of the warrants.

Other income (expense), net

Other income (expense), net, were expense of $96 thousand and income of $22 thousand and $1 thousand for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. The change is primarily the result of converting investments in securities to operating cash during 2015, instead of being invested in accounts that generated returns.

Net loss

The Net loss was $18,973 thousand, $15,194 thousand, and $16,042 thousand for the years ended December 31 2015, December 31, 2014, and December 31, 2013, respectively.

2015-2014

Net loss increased by $3,779 thousand, or 25%, to $18,973 thousand for the year ended December 31, 2015, from $15,194 thousand for the year ended December 31, 2014. This increase was primarily the result of greater Selling, general and administrative expenses associated with the commercialization of Avenova, which were partially offset by increased Product Revenue and Gross Profit and reduced Research and Development expenses.

2014-2013

Net loss decreased by $848 thousand, or 5%, to $15,194 thousand for the year ended December 31, 2014, from $16,042 thousand for the year ended December 31, 2013. The decrease in Net loss was primarily related to our efforts to focus on the commercialization of products and to de-emphasize our research and development programs.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $2.4 million, compared to $5.4 million and $13.1 million at December 31, 2014 and 2013, respectively. We have incurred cumulative net losses of $90.5 million since inception through December 31, 2015. Since inception, we have funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration agreements. Since December 31, 2014, we have raised net proceeds of $1.2 million related to sales of our stock through the At-the-Market Offering Agreement (“ATM Agreement”) set up in 2014. In 2015, we closed three additional financings in which we raised a total of $13.0 million, or approximately $11.5 million in net cash proceeds after deducting underwriting commissions and other offering costs of $1.5 million. We also raised approximately $1.3 million on the sale of warrants. Additionally, in December 2015, we borrowed $1.7 million, the first tranche of an aggregate $3.0 million bridge loan.

Although we recently raised capital, our cash and our cash equivalents are not sufficient to fund our planned operations. To achieve this, we will continue with our historical financing strategy to raise additional capital in order to fund our operations and meet our ongoing obligations, with the goal of being cash flow positive by December 2016. There is no assurance that we will be able to raise capital, or if we are able to raise capital, that it will be on favorable terms. We incorporated additional information regarding risks related to our capital and liquidity in Item 1A. Risk Factors of this report, which should be read with this disclosure.

Until we can generate sufficient product revenue, we expect to finance future cash flow needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. In addition, we are seeking to monetize non-core assets such as our UCBE program. In two Phase 2 clinical studies, our AIS demonstrated clinically meaningful and statistically significant results in preventing encrustation and incidence of clinical blockage in the in-dwelling catheters of chronically catheterized patients. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience dilution. In addition, debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. We are currently seeking partners/purchasers who would pay an up-front fee for some of our “non-core assets,” such as our urology and aesthetic dermatology programs.

Cash Used in Operating Activities

For the year ended December 31, 2015, cash used in operating activities was $18.6 million compared to $15.0 million for the year ended December 31, 2014. The increase in 2015 of cash used in operating activities was due to increased spending on sales and marketing activities in the amount of $8.9 million, partially offset by a decrease in spending on clinical activity in 2015 in the amount of $1.8 million, as we were reaching completion of certain clinical trials.

For the year ended December 31, 2014, cash used in operating activities was $15.1 million compared to $13.0 million for the year ended December 31, 2013. The increase in 2014 of cash used in operating activities was due to spending on sales and marketing activities for the launch of Avenova, which we started in August 2014, partially offset by a decrease in spending on clinical activity in 2014, as we were reaching completion of certain clinical trials.

Cash Provided By or Used In Investing Activities

For the year ended December 31, 2015, $0.1 million cash was used in investing activities, and in December 31, 2014 and 2013, cash provided by investing activities of $2.6 million, and $1.4 million, respectively, was primarily attributable to the net effects of purchases of short-term investments and sales and maturities.

Cash Provided by Financing Activities

Net cash provided by financing activities of $15.6 million for the year ended December 31, 2015, was primarily attributable to proceeds from the sale of common stock and warrants in March, May and October, the sale of our common stock under our ATM agreement and the proceeds from the December bridge loan.

Net cash provided by financing activities of $7.4 million for the year ended December 31, 2014, was primarily attributable to proceeds from the sale of our common stock under our ATM agreement and the sale of common stock and warrants in our March financing.

Net cash provided by financing activities of $9.3 million for the year ended December 31, 2013, was primarily attributable to the $5.7 million provided by stock sales to Pioneer, $375 thousand in stock sales to another investor and $2.9 million provided by exercises of warrants and stock options.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2015. This information has been derived from our unaudited consolidated financial statements and has been prepared by us on a basis consistent with our audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Product Revenue	$1,587	$1136	$931	$492	$385	$90	$21	$188
Other Revenue	48	64	77	46	106	62	102	100
Total Net Sales	1,635	1,200	1,008	538	491	152	123	288

Product Cost of Goods Sold	591	269	253	148	296	42	18	130
Gross Profit	1,044	931	755	390	195	110	105	158
Operating expenses:
Research and development	1,239	1,920	1,245	1,641	2,433	2,312	2,238	2,528
Sales, general and administrative	5,951	4,359	4,369	3,410	2,663	1,911	1,653	1,708
Total operating expenses	7,190	6,279	5,614	5,051	5,096	4,223	3,891	4,236
Operating loss	(6,146)	(5,348)	(4,859)	(4,661)	(4,901)	(4,113)	(3,786)	(4,078)
Non-cash gain (loss) on change in fair value of warrants	1,976	139	—	34	451	(104)	797	520
Other income (expense), net	(32)	(31)	(22)	(11)	(26)	(2)	57	(7)
Loss before income taxes	(4,202)	(5,240)	(4,881)	(4,638)	(4,476)	(4,219)	(2,932)	(3,565)
Benefit from (provision for) income taxes	2	(2)	(6)	(2)	8	—	(10)	—
Net loss	$(4,204)	$(5,242)	$(4,887)	$(4,640)	$(4,468)	$(4,219)	$(2,942)	$(3,565)
Net loss per share:
Basic and diluted	$(1.26)	$(1.76)	$(1.84)	$(2.13)	$(2.17)	$(2.08)	$(1.45)	$(1.97)
Shares used in computing net loss per share:
Basic and diluted (after effect of 1-for-25 reverse stock split)	3,337	2,985	2,653	2,175	2,060	2,033	2,031	1,814

	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,385	$5,429	$13,053	$16,870	$14,138
Working capital	(106)	3,607	11,163	15,108	11,720
Total assets	5,077	7,537	15,650	19,235	15,963
Equipment loan—current and non-current	—	—	—	—	—
Deferred revenue—current and non-current	2,418	2,425	1,871	1,892	2,250
Common stock and additional paid-in capital	85,422	73,395	64,884	54,373	42,672
Total stockholders’ equity (deficit)	(5,098)	1,848	8,516	14,049	9,344

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $80.6 million and $77.1 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2024 and 2035. As of December 31, 2015, we also had tax credit carryforwards for federal income tax purposes of $1,274,000 and $256,000 for state tax purposes.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation and Seasonality

We do not believe that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future, although there can be no assurances that our business will not be affected by inflation in the future.

We do not believe our business is subject to seasonality or any other cyclical trends.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

Our contractual cash commitments as of December 31, 2015, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$3,290	$643	$1,344	$1,303	$-
	$3,290	$643	$1,344	$1,303	$-

This compares to contractual cash commitments as of December 31, 2014, of $3.9 million.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2015 and 2014, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

With most of our focus on Avenova in the domestic U.S. market, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth below. Our quarterly financial information is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [NEEDS TO BE UPDATED]

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of NovaBay Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Francisco, California

March 3, 2016

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$2,385	$5,429
Accounts receivable, net of allowance for doubtful accounts ($40 and $0 at December 31 2015, and December 31, 2014, respectively)	536	273
Inventory, net	1,345	521
Prepaid expenses and other current assets	261	729
Total current assets	4,527	6,952
Property and equipment, net	395	436
Other assets	155	149
TOTAL ASSETS	$5,077	$7,537

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$2,483	$1,865
Accrued liabilities	1,980	1,055
Deferred revenue	170	425
Total current liabilities	4,633	3,345
Deferred revenues - non-current	2,248	2,000
Deferred rent	189	171
Notes payable, related party	1,655	—
Warrant liability	1,450	173
Total liabilities	10,175	5,689
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Preferred stock: 5,000 shares authorized; none outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 240,000 shares authorized; 3,486 and 2,066 shares issued and outstanding at December 31, 2015 and 2014, respectively	35	21
Additional paid-in capital	85,387	73,374
Accumulated other comprehensive loss	—	—
Accumulated deficit	(90,520)	(71,547)
Total stockholders' equity (deficit)	(5,098)	1,848
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,077	$7,537

The accompanying notes are an integral part of these consolidated financial statements

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Sales:
Product Revenue, net	$4,146	$684	$223
Other Revenue	235	370	3,254
Total Sales, net	4,381	1,054	3,477

Product Cost of Goods Sold	1,261	486	162
Gross Profit	3,120	568	3,315

Research and development	6,045	9,511	12,461
Sales, general and administrative	18,089	7,935	6,340
Total Operating Expenses	24,134	17,446	18,801
Operating Loss	(21,014)	(16,878)	(15,486)

Non cash gain(loss) on changes in fair value of warrants	2,149	1,664	(555)
Other income (expense), net	(96)	22	1

Loss before provision for income taxes	(18,961)	(15,192)	(16,040)
Provision for income tax	(12)	(2)	(2)
Net loss	(18,973)	(15,194)	(16,042)

Change in Unrealized gains (losses) on available for sale securities	—	15	(2)
Comprehensive loss	$(18,973)	$(15,179)	$(16,044)

Loss per share (basic and diluted)	$(6.82)	$(7.65)	$(10.51)

Basic and Diluted Shares used in loss per share calculation	2,784	1,985	1,527

The accompanying notes are an integral part of these consolidated financial statements

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2012	1,477	$15	$54,358	$(13)	$(40,311)	$14,049
Net loss	—	—	—	—	(16,042)	(16,042)
Change in unrealized gains (losses) on investments	—	—	—	(2)	—	(2)
Issuance of common stock in connection with shelf offering, net of offering costs	12	—	352	—	—	352
Issuance of stock to Pioneer	200	2	5,698	—	—	5,700
Issuance of stock to Feichter	12	—	375	—	—	375
Credits on sales of NeutroPhase	—	—	7	—	—	7
Issuance of stock for option exercises	11	—	126	—	—	126
Issuance of stock for warrant exercises	72	1	2,717	—	—	2,718
Issuance of stock to consultants for services	1	—	49	—	—	49
Stock-based compensation expense related to warrants	—	—	166	—	—	166
Stock-based compensation expense related to employee and director stock options	—	—	921	—	—	921
Stock-based compensation expense related to non-employee stock options	—	—	97	—	—	97
Balance at December 31, 2013	1,785	18	64,866	(15)	(56,353)	8,516
Net loss	—	—	—	—	(15,194)	(15,194)
Change in unrealized gains (losses) on investments	—	—	—	15	—	15
Issuance of common stock in connection with shelf offering, net of offering costs	275	3	7,122	—	—	7,125
Issuance of stock to Pioneer	—	—	205	—	—	205
Issuance of stock for option exercises	2	—	34	—	—	34
Issuance of stock to consultants for services	2	—	28	—	—	28
Employee bonus paid in common stock	1	—	77	—	—	77
Stock-based compensation expense related to employee and director stock options	—	—	853	—	—	853
Stock-based compensation expense related to non-employee stock options	—	—	189	—	—	189
Vesting of employee restricted stock awards	1	—	—	—	—	—
Balance at December 31, 2014	2,066	21	73,374	—	(71,547)	1,848
Net loss	—	—	—	—	(18,973)	(18,973)
Issuance of common stock in connection with shelf offering, net of offering costs	85	1	1,176	—	—	1,177
Issuance of stock and warrants, net of offering costs	1,328	13	11,505	—	—	11,518
Equity transferred to warrant liability	—	—	(2,175)	—	—	(2,175)
Issuance of stock to consultants for services	4	—	63	—	—	63
Employee bonus paid in common stock	3	—	62	—	—	62
Stock-based compensation expense related to employee and director stock options	—	—	1,194	—	—	1,194
Stock-based compensation expense related to non-employee stock options	—	—	188	—	—	188
Balance at December 31, 2015	3,486	$35	$85,387	$—	$(90,520)	$(5,098)

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31.
	2015	2014	2013

Cash flows from operating activities:
Net loss	$(18,973)	$(15,194)	$(16,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	232	314
Net realized loss on sales of short-term investments	—	40	21
Loss (gain) on disposal of property and equipment	(1)	(54)	—
Stock-based compensation expense for options and stock issued to employees and directors	1,194	853	921
Compensation expense for warrants issued for services	—	—	166
Stock-based compensation expense for options, warrants and stock issued to non-employees	188	189	97
Non-cash (gain) loss on change in fair value of warrants	(2,149)	(1,664)	555
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(299)	555	159
Increase in inventory	(751)	(451)	(208)
(Increase) decrease in prepaid expenses and other assets	402	138	(345)
Increase (decrease) in accounts payable and accrued liabilities	1,655	(252)	1,414
Increase (decrease) in deferred revenue	11	553	(21)
Net cash used in operating activities	(18,559)	(15,055)	(12,969)
Cash flows from investing activities:
Purchases of property and equipment	(123)	(68)	(141)
Proceeds from disposal of property and equipment	37	128	—
Purchases of short-term investments	—	(4,012)	(4,330)
Proceeds from maturities and sales of short-term investments	—	6,550	5,878
Net cash provided (used) by investing activities	(86)	2,598	1,407
Cash flows from financing activities:
Proceeds from common stock issuances, net	11,519	227	6,075
Proceeds from exercise of options and warrants	1,250	34	2,900
Proceeds from borrowings	1,655	—	—
Proceeds from shelf offering, net	1,177	7,125	352
Net cash provided by financing activities	15,601	7,386	9,327
Net increase (decrease) in cash and cash equivalents	(3,044)	(5,071)	(2,235)
Cash and cash equivalents, beginning of period	5,429	10,500	12,735
Cash and cash equivalents, end of period	$2,385	$5,429	$10,500
Supplemental disclosure of non cash information
Bonus paid in stock	$62	$54	$—
Stock issued to consultants for services	$63	$7	$49
Options exercised	$(4)	$—	$—
Equity transferred to warrant liability	$(2,175)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on commercializing prescription Avenova® daily lid and lash hygiene in the domestic eye care market.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada and was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities. In June 2010, it changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. Historically, the Company operated as four business segments. At the direction of its Board of Directors, the Company is focused primarily on commercializing prescription Avenova for managing hygiene of the eyelids and lashes in the United States and is now managed as a single business and not four segments.

Effective December 11, 2015, we effected a 1-for-25 reverse split of our outstanding common stock (“Reverse Stock Split”) (See Note 9).

Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of December 31, 2015, we had cash and cash equivalents of $2.4 million. Our operating plans call for cash expenditures to exceed $2.4 million over the next twelve months. We plan to raise additional capital to fund our operations. We plan to finance our operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of December 31, 2015, cash and cash equivalents were held in financial institutions in the U.S. and include deposits in money market funds, which were unrestricted as to withdrawal or use.

The Company classifies all highly liquid investments with a stated maturity of greater than three months as short-term investments. Short-term investments generally consist of certificates of deposit and corporate debt securities. The Company has classified their short-term investments as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. The interest income and realized gains and losses are included in other income (expense), net, within the consolidated statements of operations. Interest income is recognized when earned.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains deposits of cash, cash equivalents and short-term investments with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. The Company does not believe these deposits are exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held. Additionally, the Company has established guidelines regarding diversification and investment maturities, which are designed to maintain safety and liquidity.

During the year ended December 31, 2015, revenues were derived primarily from the Company’s webstore selling Avenova directly to doctors and through sales to three distribution partners. During the year ended December 31, 2014, revenues were derived from one collaboration partner and sales to two distribution partners, service revenues and sales of Avenova and NeutroPhase. During the year ended December 31, 2013, revenues were derived from two collaboration partners, sales to two distribution partners, and sales of NeutroPhase products and service revenues.

Fair Value of Financial Assets and Liabilities

Financial instruments, including accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on U.S. GAAP guidance, which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements.

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

Allowance for Doubtful Accounts

We charge Bad Debt expense and record an Allowance for Doubtful Accounts when management believes is unlikely specific invoices will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected at the end of 2015. At December 31, 2015, management had reserved $40 thousand, primarily based on specific amounts that are in dispute and are over 120 days past due.

Inventory

Inventory is: (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. The Company utilizes contract manufacturers to produce its products and the cost associated with maufacturing is included in inventory.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which are five to seven years for office and laboratory equipment, three years for software and seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of seven years or the lease term.

The costs of normal maintenance, repairs, and minor replacements are charged to operations when incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that impairment of long-lived assets held for use is present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of all periods presented. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

Revenue Recognition

The Company sells products through a limited number of distributors and via its webstore. The Company generally records product sales upon shipment to the final customer for its webstore sales and upon shipment from its distributor to the final customers for its major distribution partners.

        We recognize product revenue when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) our price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid us, or the customer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the customer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated.

Product Revenue Allowances

        Product revenue is recognized net of cash consideration paid to our customers and wholesalers, for services rendered by the wholesalers accordance with the wholesalers agreements, and include a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

        Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Other Revenue

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. The Company recorded an allowance for obsolete inventory of $45 thousand during 2015, but did not record an allowance for excess inventory as of December 31, 2015.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, or lack of availability of the item or service, and specificity required in production for certain compounds. The Company uses external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services. The Company’s research, clinical and development activities are often performed under agreements it enters into with external service providers.  The Company estimates and accrues the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements.  As actual costs are incurred, the Company adjusts its accruals.  Historically, the Company’s accruals have been consistent with management’s estimates, and no material adjustments to research and development expenses have been recognized.  Subsequent changes in estimates may result in a material change in the Company’s expenses, which could also materially affect its results of operations.

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in sales, general and administrative expenses in the consolidated statements of operations.

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

Common Stock Warrant Liabilities

For warrants that are newly issued or modified and there is a deemed possibility that we may have to settle them in cash, or for warrants we issue or modify that contain an exercise price adjustment feature that reduces the exercise price and increases the number of shares of our common stock eligible for purchase thereunder in the event we subsequently issue equity instruments at a price lower than the exercise price of the warrants, we record the fair value of the issued or modified warrants as a liability at each balance sheet date and record changes in the estimated fair value as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the change in the fair value are recorded in the consolidated statements of operations and comprehensive gain or loss. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

Net Income (Loss) per Share

The Company computes net income (loss) per share by presenting both basic and diluted earnings (loss) per share (“EPS”).

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods because their effect would be anti-dilutive. During years ended December 31, 2015, 2014 and 2013, there is no difference between basic and diluted net loss per share due to the Company’s net losses. The following table sets forth the reconciliation between basic EPS and diluted EPS, after giving effect to the reverse stock split.

	Year Ended December 31,

(in thousands, except per share data)	2015	2014	2013

Net loss	$(18,973)	$(15,179)	$(16,044)

Basic shares	2,784	1,985	1,527
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—
Diluted shares	2,784	1,985	1,527

Basic EPS	$(6.82)	$(7.65)	$(10.51)
Diluted EPS	$(6.82)	$(7.65)	$(10.51)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Stock options	388	323	287
Stock warrants	1,458	197	192

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs , which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2015-3 on its results of operations, cash flows and financial position.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of 2018, but allows the Company to adopt the standard one year earlier if it is so choses. The Company has not yet elected a transition method and is currently evaluating the effect that the updated standard will have on its results of operations, cash flows and financial position.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments will be effective for the Company beginning in fiscal 2017, including interim periods within fiscal 2017. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2015-11 on its results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company measures the fair value of financial assets and liabilities based on authoritative guidance that defines fair value, establishes a framework consisting of three levels for measuring fair value, and requires disclosures about fair value measurements. Fair value is defined as the exchange price that would be receive for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements Using

(in thousands)	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,385	$2,385	$—	$—
Total assets	$2,385	$2,385	$—	$—

Liabilities
Warrant liability	$1,450	$—	$—	$1,450
Total liabilities	$1,450	$—	$—	$1,450

For the year ended December 31, 2014, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a change in the fair value of $1.7 million in its consolidated statements of operations and comprehensive loss.  See Note 8 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants at December 31, 2012	$1,282
Increase in fair value at December 31, 2013	555
Total warrant liability at December 31, 2013	1,837
Decrease in fair value at December 31, 2014	(1,664)
Total warrant liability at December 31, 2014	173
Warrants issued	3,426
Increase in fair value at December 31, 2015	(2,149)
Total warrant liability at December 31, 2015	$1,450

NOTE 4. INVENTORY

Inventory consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Raw materials and supplies	$660	$260
Goods in process	248	184
Finished goods	482	77
Less Reserve for obsolete inventory	(45)	—
Total inventory, net	$1,345	$521

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Office and laboratory equipment	$1,633	$1,697
Furniture and fixtures	254	98
Software	37	9
Leasehold improvements	173	172
Total property and equipment, at cost	2,097	1,976
Less: accumulated depreciation	(1,702)	(1,540)
Total property and equipment, net	$395	$436

Depreciation and amortization expense was $164 thousand, $232 thousand and $314 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Research and development	$394	$209
Employee payroll and benefits	614	667
Severance pay	590	—
Sales rebate	150	—
Other	232	179
Total accrued liabilities	$1,980	$1,055

NOTE 7. RELATED PARTY NOTES PAYABLE

Beginning on December 30, 2015, NovaBay Pharmaceuticals, Inc. (the “Company”) entered into a series of agreements pursuant to a loan (the “Loan”) facilitated by China Kington Asset Management Co. Ltd. (“China Kington”). In connection with the Loan, the Company issued or will soon issue five (5) promissory notes (the “Notes”) payable to Mr. Mark Sieczkarek, the Gail J. Maderis Revocable Trust, Dr. T. Alex McPherson, Mr. Jian Ping Fu, and Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer”) (collectively, the “Lenders”), loaning the Company an aggregate of $3,020,000. Specifically, Mr. Sieczkarek, Chairman of the Board of the Company (the “Board”) and Interim President and Chief Executive Officer of the Company, loaned the Company $199,000; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company, loaned the Company $71,000; Dr. McPherson, a Director of the Company, loaned the Company $20,000; Pioneer loaned the Company $1,365,000; and Mr. Fu has promised to loan the Company $1,365,000. All Notes were issued on December 30, 2015 except the Note payable to Mr. Fu, which will be issued in January 2016 upon receipt of such funds.

The proceeds from the Notes are to be used for general corporate purposes. Minimum quarterly payments of principal and interest will begin on March 31, 2016 and continue on the last day of each June, September, December and March thereafter. The entire principal sum and any and all accrued and unpaid interest is payable in full upon the Company’s next financing, but in no event shall the term of the Loan extend beyond December 30, 2018, except for the loan by Mr. Fu, the term of which shall extend three (3) years from the date of issuance of the Note payable to Mr. Fu. The Notes will pay interest at a rate of six percent (6%) per annum and may be prepaid in whole or in part at any time without premium or penalty.

In connection with the Notes, China Kington has agreed to act as collateral agent for the benefit of the Lenders, in accordance with the terms of a collateral agency and intercreditor agreement (the “Collateral Agency Agreement”), which was entered into on December 30, 2015 between China Kington and the Lenders. To secure the Notes, China Kington shall have a perfected security interest in all tangible and intangible assets of the Company, pursuant to a security agreement (the “Security Agreement”) between the Company and China Kington, which was entered into on December 30, 2015.

As consideration to China Kington for facilitating the Loan, the Company agreed to the following: (1) the grant of a first right of refusal for China Kington (or its designee that shall be acceptable to the Company in its reasonable discretion) to lead financings for the Company for a period that is the shorter of two (2) years or the day that the Company’s cash flow has been equal to or greater than $0 in each month for three (3) consecutive months, subject to certain limitations; (2) the participation of Mr. Sieczkarek as a Lender in this financing; (3) the participation of the Company’s Board, management and investors that the Board and management provide, to contribute an aggregate nine percent (9%) of funds in the Company’s next financing; (4) the appointment of two new members to the Company’s Board to be named in the future by China Kington; and (5) the Company’s agreement to reasonably cooperate with reasonable requests made by an auditor engaged, and paid for, by China Kington, subject to certain limitations.

As of December 31, 2015, outstanding amounts under these notes was $1.7 million.

See the Neutrophase Distribution Agreements section of Note 12 for description of the Company’s relationship with Pioneer Pharma Co., Ltd.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease laboratory facilities and office space under an operating lease, which expires on October 31, 2020. Rent expense was $1,008 thousand, $1,045 thousand, and $966 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The future minimum lease payments under this non-cancellable operating lease were as follows as of December 31, 2015:

(in thousands)	Lease Commitment
Year ending December 31:
2016	$643
2017	662
2018	682
2019	703
2020	600
Total lease commitment	$3,290

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis, and records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2015 and 2014, the Company had $189 thousand and $171 thousand of deferred rent, respectively.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2015.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2015.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2015, that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing. As part of this transaction, 139,520 warrants were issued with an exercise price of $33.25 and were exercisable from January 1, 2012 to July 5, 2016. The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as in an acquisition of the Company. Under ASC 480, Distinguishing Liabilities from Equity, the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity. In addition, after January 5, 2012, and if the closing bid price per share of the common stock in the principal market equals or exceeds $66.50 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders.

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement dated March 3, 2015 (the “Agreement”) agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (expiring March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in the Offering (as described below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both the Short-Term Warrants and Long-Term Warrants issued pursuant to the Agreement (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement dated June 29, 2011 (the “2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the 2011 Warrants to March 6, 2020. A price protection provision also was added to both the 2011 Warrants and March 2015 Warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants will be reduced to that lower price.

In October 2015, the Company also entered into an underwriting agreement with Roth Capital Partners, LLC, relating to the public offering and sale of up to (i) 492,000 shares of the Company’s common stock; and (ii) warrants to purchase up to 442,802 shares of the Company’s common stock with an exercise price of $5.00 per share.

The shares of common stock and warrants were issued separately. Each warrant was exercisable immediately upon issuance and will expire 60 months from the date of issuance. The price to the public in this offering was $5.00 per share of common stock and related warrant. The net proceeds to the Company were approximately $2.1 million after deducting underwriting discounts and commissions and offering expenses.

The Company evaluated the change in terms of the July 2011 warrants and noted that the change in terms resulted in a revaluation at the time of the change. The warrants were re-issued and valued as of October 27, 2015 at $360,821 with the new terms, and a modification expense was recorded for the difference between the fair value of the warrants at their new terms after modification on October 27, 2015 and the fair value of the warrants at their original terms prior to modification as of October 27, 2015. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.

The key assumptions used to value the warrants after the modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.60

The key assumptions used to value the warrant after the modification at December 31, 2015 were as follows:

	Year Ended December 31,
Assumption	2015	2014
Expected price volatility	80.00%	60%
Expected term (in years)	4.18	1.51
Risk-free interest rate	1.58%	0.47%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.10	$1.25

In March 2015, the Company issued both short-term (15-month term; $0.60 per share exercise price) and long-term warrants (60-month term; $0.65 per share exercise price). At that time the Company determined that these warrants qualified for equity accounting and did not contain embedded derivatives that required bifurcation. After the October 2015 Agreement noted above, the Company evaluated the change in terms of the March 2015 warrants and noted that the change in terms resulted in liability classification of both the long-term (“Long-term”) and short-term (“Short-term”) warrants. The warrants were re-issued and valued as of October 27, 2015 at a total of $1,821,508 with the new terms and a modification expense was recorded at the difference between the fair value of the warrants on their new terms after modification as of October 27, 2015 and the fair value of the warrants on their original terms prior to modification as of October 27, 2015. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.

The key assumptions used to value the warrants after the modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.78

The key assumptions used to re-value the warrants at December 31, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.18
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.16

As noted above, in October 2015, the Company issued warrants in connection with an underwriting agreement. The Company evaluated the terms of the warrants and noted that under ASC 480, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations. The fair value of the warrants at issuance was $1,250,453.

The key assumptions used to initially value the warrants at October 27, 2015 were as follows:

Assumption
Expected price volatility	75.50%
Expected term (in years)	5.00
Risk-free interest rate	1.38%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.82

The key assumptions used to re-value the warrants at December 31, 2015 were as follows:

Assumption
Expected price volatility	77.50%
Expected term (in years)	4.83
Risk-free interest rate	1.72%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.21

NOTE 10. STOCKHOLDERS’ EQUITY

Amendments to Articles of Incorporation – Reverse Stock Split

Effective December 11, 2015, we amended our Certificate of Incorporation to effect a 1 - for - 25 reverse split of our outstanding common stock. The Reverse Stock Split was approved by our stockholders on December 11, 2015. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

On November 14, 2013, the Company entered into an At-The-Market Offering Agreement (“2013 ATM Agreement”), with Ascendiant Capital Markets (“Ascendiant”) as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5.0 million from time to time.

On October 16, 2014, the Company entered into an At-The-Market Offering Agreement (the “2014 ATM Agreement”, the “Agreement”) with Ascendiant under which it may offer and sell its common stock having aggregate sales proceeds of up to $10.0 million from time to time through Ascendiant as its sales agent. Sales of Company common stock through Ascendiant are made by means of ordinary brokers’ transactions on the NYSE MKT or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Ascendiant. Ascendiant uses commercially reasonable efforts to sell Company common stock from time to time, based upon instructions from it (including any price, time or size limits or other customary parameters or conditions it may impose). The Company pays Ascendiant a commission of 3.0% of the gross sales proceeds of any common stock sold through Ascendiant under the Agreement. The Company has also provided Ascendiant with customary indemnification rights. In connection with the Agreement, the Company terminated the At-The-Market Offering Agreement with Ascendiant dated November 13, 2013.

The Company is not obligated to make any sales of common stock under the Agreement. The offering of shares of the Company’s common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement, or (ii) termination of the Agreement in accordance with its terms.

For the year ended December 31, 2014, the Company sold 1.3 million shares for gross proceeds of $1.2 million, or approximately $1.1 million in net proceeds after deducting offering costs and commissions of $81 thousand. For the year ended December 31, 2013, the Company sold 289,492 shares for gross proceeds of $378 thousand, or approximately $352 thousand in net proceeds after deducting offering costs and commissions of $26 thousand. Under the terms of the 2014 and 2013 ATM Agreement, the Company paid Ascendiant 3% of the gross proceeds of all sales made under these agreements.

On March 25, 2014, the Company closed a public offering for the sale of 224,000 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 6.25 of a share of common stock (or a total of 56,000 shares), at a purchase price of $30.00 per unit. The warrants were immediately exercisable for $39.00 per share and will expire eighteen months from the date of issuance. All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission. The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together.  The Company raised a total of $6.7 million from this offering, or approximately $6.0 million in net proceeds after deducting underwriting commissions of $470 thousand and other offering costs of $211 thousand.

On March 6, 2015, the Company closed a private placement offering of an aggregate of 370,993 immediately separable Units, which included 370,933 shares of the Company’s common stock, 278,200 Long-Term Warrants and 370,933 Short-Term Warrants (the “March Offering”). The per Unit purchase price was $12.50 for outside investors and $15.00 for Company insiders, and the exercise prices for the 15-month warrants and 5-year warrants were $0.60 and $0.65 per share, respectively. Also on March 6, 2015, the Company entered into a registration rights agreement with the purchasers, pursuant to which the Company agreed to file as many registration statements with the Securities and Exchange Commission (the “SEC”) as may be necessary to cover the resale of the shares of Company common stock issued in the offering, including those shares underlying the warrants, and to keep such registration statements effective for the terms defined therein. The Company raised a total of $4.7 million from this offering, or approximately $4.5 million in net proceeds after deducting offering costs of $200 thousand. The carrying amount of the warrant liability was $760 thousand as of December 31, 2015. Subsequent remeasurements of the warrant liability will be recorded to gain or loss on revaluation of the warrant liability in other income or expense.

On May 22, 2015, the Company closed a private placement offering of an aggregate of 435,746 shares of the Company’s common stock and 217,873 warrants with a 12-month term (the “May Offering”). The purchase price for a share of Company common stock and related warrant was $15.75, and the exercise price for the warrants was $19.50 per share.  On May 18, 2015, the Company entered into a registration rights agreement with the purchasers, pursuant to which the Company agreed to use best efforts to file as many registration statements with the SEC as may be necessary to cover the resale of the shares of Company common stock issued in the offering, including those shares underlying the warrants, and to keep such registration statements effective for the terms defined therein. In connection with the May Offering, the Company agreed to enter into an additional definitive securities purchase agreement with the purchasers in the March Offering. In exchange for a waiver of certain pre-emptive rights granted to the purchasers in the March Offering, an additional 635,000 shares of Company common stock were issued to such purchasers (other than entities affiliated with the Company). The Company raised a total of $7.3 million from this offering, or approximately $6.4 million in net proceeds after deducting offering costs of $900 thousand.

On October 27, 2015, pursuant to an underwriting agreement with Roth Capital Partners, LLC, the Company closed a public offering of (i) 492,000 shares of the Company’s common stock; and (ii) warrants to purchase up to 468,280 shares of the Company’s common stock with an exercise price of $5.00 per share. The shares of common stock and warrants were issued separately. Each warrant was exercisable immediately upon issuance and will expire 60 months from the date of issuance. The price to the public in this offering was $5.00 per share of common stock and related warrant. The Company raised a total of $2.3 million from this offering, or approximately $1.9 million in net proceeds after deducting underwriting discounts and offering costs of $400 thousand.

Stock Warrants

At December 31, 2013, there were outstanding warrants to purchase 49,000 shares of common stock with an exercise price of $68.75 per share expiring on August 21, 2014.

In July 2011, 139,520 warrants were issued in connection with our July 2011 registered direct financing. These warrants were issued with an exercise price of $33.25 and were set to expire on July 5, 2016. These outstanding warrants were exercisable at December 31, 2015. During 2012, 1,200 of these warrants were exercised and the company received $30,000 in cash for the warrants. See Note 8 for further details on these warrants.

In March 2015, the Company issued 278,200 Long-Term Warrants and 370,933 Short-Term Warrants, with exercise prices of $16.25 and $15.00 per share, respectively. Both warrants were exercisable on or after September 6, 2015, six months from the date of issuance. These outstanding warrants were exercisable at December 31, 2015. See Note 8 for further details on these warrants.

In May 2015, the Company issued 217,873 warrants with a 12-month term and an exercise price of $19.50 per share. The warrants became exercisable at any time on or after November 22, 2015, six months from the date of issuance, and will continue to be exercisable for one year thereafter. These outstanding warrants were exercisable at December 31, 2015. See Note 8 for further details on these warrants.

In October 2015, the Company issued warrants to purchase up to 442,800 shares of the Company’s common stock with an exercise price of $5.00 per share. Each warrant was exercisable immediately upon issuance and will expire 60 months from the date of issuance. A price protection provision was included in such warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants will be reduced to that lower price. See Note 8 for further details on these warrants.

The following table summarizes information about the Company’s warrants outstanding at December 31, 2015, 2014 and 2013, and activity during the three years then ended.

(in thousands)	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2012	448	$39.75
Warrants granted	1	$40.75
Warrants expired	(185)	$37.50
Warrants exercised	(72)	$37.50
Outstanding at December 31, 2013	192	$43.00
Warrants granted	55	$39.00
Warrants expired	(50)	$68.75
Outstanding at December 31, 2014	197	$35.23
Warrants granted	1,317	$7.40
Warrants expired	(56)	$39.00
Outstanding at December 31, 2015	1,458	$5.19

NOTE 11. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to October 2007, the Company had two equity incentive plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the 2007 Plan) to provide for the granting of stock awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the board of directors. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans, and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued. At the inception of the 2007 Plan, 40,000 shares were reserved for issuance under the 2007 Plan.

For the years from 2009 to 2012, the number of shares of common stock authorized for issuance under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares or (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year or (c) such lesser number as determined by the board of directors.  Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for issuance under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 40,000 share cap and the 2007 Plan increases annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 32,646 and 59,157 shares of common stock were authorized for issuance under the 2007 Plan in January 2014 and 2013, respectively. On March 30th, 2015, the company filed a registration statement to add an additional 82,461 shares to the 2007 Plan. As of December 31, 2015, there were 34,233 shares available for future grant under the 2007 Plan. In January 2016 we added 139,449 shares to the Plan, per our evergreen provision.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair value of the common stock on the date of grant and, if granted to an owner of more than 10% of the Company’s stock, then not less than 110%. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. All of the options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. The Company issues new shares to satisfy option exercises under the plans.

Stock Based Compensation Summary

The following table summarizes information about the Company’s stock options and restricted stock units outstanding at December 31, 2015, 2014 and 2013, and activity during the three years then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	249	$40.50
Options granted	71	$34.75
Options exercised	(10)	$11.00
Restricted stock units vested	(10)	$—
Options forfeited/cancelled	(13)	$42.50
Outstanding at December 31, 2013	287
Options granted	68	$22.50
Restricted stock units granted	3	$—
Options exercised	(2)	$14.00
Restricted stock units vested	(4)	$—
Options forfeited/cancelled	(29)	$36.50
Outstanding at December 31, 2014	323
Options granted	85	$11.20
Restricted stock units granted	16	$—
Options exercised	-	$—
Restricted stock units vested	(6)	$—
Options forfeited/cancelled	(28)	$30.58
Restricted stock units cancelled	(2)	$—
Outstanding at December 31, 2015	388	$32.03	6.2	$19

Vested and expected to vest at December 31, 2015	379	$32.35	6.1	$19

Vested at December 31, 2015	294	$37.63	5.2	$2

Exercisable at December 31, 2015	294	$37.63	5.2	$2

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE MKT as of December 31, 2015. The Company received no cash payments for the exercise of stock options during the year ended December 31, 2015. The Company received $34 thousand and $114 thousand during the years ended December 31, 2014 and 2013, respectively. The aggregate intrinsic value of stock option awards exercised was $4 thousand, $32 thousand, and $261 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, as determined at the date of option exercise.

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options and restricted stock units was $956 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.17 years.

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2 for a description of the accounting policies that the Company applies to value its stock-based awards.

During the years ended December 31, 2015, 2014 and 2013, the Company granted options to employees and directors to purchase an aggregate of 59,000, 52,000 and 64,000 shares of common stock, respectively.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2015	2014	2013
Expected price volatility	77.22%	76.88%	80.15%
Expected term (in years)	6.8	6.5	5.1
Risk-free interest rate	1.76%	2.06%	1.13%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$7.35	$15.25	$23.00

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

Additionally, during the years ended December 31, 2015 and 2014, the Company issued 16,000 and 2,000 shares of common stock to employees, respectively. The Company did not issue any shares of common stock to its employees during the year ended 2013.

For the years ended December 31, 2015, 2014 and 2013, we recognized stock-based compensation expense of $1,193 thousand, $853 thousand and $921 thousand, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the years ended December 31, 2015, 2014 and 2013, the Company granted options to purchase an aggregate of 27,000, 14,000, and 7,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2015	2014	2013
Expected price volatility	83.77%	79.10%	78.89%
Expected term (in years)	9.6	8.6	8.5
Risk-free interest rate	2.18%	2.28%	2.75%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$7.15	$15.25	$23.75

In addition, the Company granted restricted stock to non-employees totaling 500, 600 and 2,000 shares of common stock in the years ended December 31, 2015, 2014 and 2013, respectively, in exchange for advisory and consulting services.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $188 thousand, $189 thousand and $97 thousand, respectively, related to non-employee options and restricted stock grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Research and development	$449	$376	$381
General and administrative	933	666	637
Total stock-based compensation expense	$1,382	$1,042	$1,018

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 12. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Galderma

On March 25, 2009, the Company entered into a collaboration and license agreement with Galderma S.A. to develop and commercialize the Company’s Aganocide compounds, which covers acne, impetigo and potentially other major dermatological conditions.  The Company amended this agreement in December 2009 and again in December 2010.  Based on the Impetigo Phase 2a clinical trial results, in December 2010, Galderma S.A. exercised the option to continue with the development of an impetigo treatment and initiated a Phase 2b study.  In November 2013, the Company announced that the auriclosene Phase 2b clinical study regarding the treatment of impetigo had been completed. While the study showed that auriclosene is safe and well tolerated, it did not meet its primary clinical endpoint. Knowledge gained from two previous impetigo studies is expected to lead to both improvements in the clinical study protocol and an optimized auriclosene formulation if the program moves forward.

Galderma paid NovaBay certain upfront fees, ongoing fees, reimbursements, and milestone payments related to achieving development and commercialization of its Aganocide compounds. If products are commercialized under the agreement, NovaBay’s royalties will escalate as sales increase. The Company received a $1.0 million upfront technology access fee payment in the first quarter of 2009 and a $3.25 million continuation fee and a $500,000 fee to expand the license to include the Asia-Pacific Territory in December 2010. These fees were recorded as deferred revenues and recognized as earned on a straight-line basis over the Company’s expected performance period. The initial upfront technology access fee was recognized over the initial 20 month funding term of the agreement through October 2010, and the continuation and license fees were recognized over the additional three year funding term of the agreement through November 2013.

Revenue has been recognized under the Galderma agreement as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Amortization of upfront technology access fee, continuation fee and license fee	$--	$1	$945
On-going Research and Development	—	—	1,228
Materials, Equipment, and Contract Study Costs	—	—	393
	$--	$1	$2,566

The Company had deferred revenue balances of $0, $0 and $1 thousand, respectively, at December 31, 2015, 2014 and 2013, related to the Galderma agreement, which consisted of the unamortized balances on the upfront technology and access fee and the continuation and license fee and support for ongoing research and development. As of December 31, 2015, the Company has earned $4.25 million in milestone payments. For the year ended December 31, 2015, the Company has not earned or received any royalty payments under the Galderma agreement.

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

In April 2013, the option was exercised and the Company entered into a collaboration and license agreement with Virbac. Under this new agreement, Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets for companion animals.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years based on actual sales during this period.

Revenue has been recognized under the agreement as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Amortization of upfront technology access fee, continuation fee and license fee	$—	$—	$42
On-going Research and Development	—	—	87
Materials, Equipment, and Contract Study Costs	—	38	8
	$—	$38	$137

The Company had deferred revenue balances of $246 thousand, $246 thousand and $246 thousand, respectively, at December 31, 2015, 2014 and 2013, related to this agreement, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd. (“Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products into China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the CFDA (formerly the SFDA, State Food and Drug Administration), which was submitted in December 2012. The distribution agreement provides that Pioneer is entitled to receive cumulative purchase discounts of up to $500,000 upon the purchase of NeutroPhase product. The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

In September 2012, the Company entered into two agreements with Pioneer: (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

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

Pursuant to the Purchase Agreement, we also received $2.5 million from Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, Avenova and CelleRx, which were developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

Revenue has been recognized under these agreements as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Amortization of upfront technology access fee	$26	$63	$62
On-going Research and Development	--	55	148
	$26	$118	$210

The Company had deferred revenue balances of $2.1 million, $2.2 million, and $1.6 million, respectively, at December 31, 2015, 2014 and 2013, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its Avenova product with McKesson Corporation (“McKesson”). The agreement is part of the Company’s commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. During the year ended December 31, 2014, the Company earned $4,000 in sales revenue related to the distribution agreement with McKesson.

In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health. In April 2015, the Company signed a nationwide distribution agreement with AmerisourceBergen to market Avenova.

NOTE 13. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2015.

NOTE 14. INCOME TAXES

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2015	2014	2013
Current
Federal	$—	$—	$—
State	1.6	1.6	1.6
Other	—	—	—
Total current tax expense	1.6	1.6	1.6

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$1.6	$1.6	$1.6

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31 are as follows:

	December 31
(in thousands)	2015	2014
Deferred tax assets:
Net operating losses	$31,464	$24,213
Accruals	403	246
Deferred revenue	954	717
Stock options	1,558	1,329
Other deferred tax assets	652	464
Total deferred tax assets	35,031	26,969

Deferred tax liabilities:
Property and equipment	(28)	(67)
Total deferred tax liabilities	(28)	(67)

Valuation allowance	(35,003)	(26,902)
Net deferred taxes	$—	$—

The Company records the tax benefit of net operating loss carryforwards and temporary differences as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by the following amounts (in thousands):

2015	2014	2013
$8,101	$6,286	$6,096

In accordance with ASC 718 Compensation – Stock Compensation, the Company has excluded from deferred tax assets benefits attributable to employee stock option exercises. Therefore, these amounts are not included in gross or net deferred tax assets. As of December 31, 2015, approximately $1.1 million of federal and $0.8 million of state net operating loss is attributable to stock-based compensation deductions in excess of book expense. The benefit of the tax deduction related to these options will be credited to stockholders' equity when they reduce cash taxes payable.

Net operating loss and tax credit carryforwards as of December 31, 2015, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$80,622	2024	-	2035
Net operating losses, state	$77,141	2016	-	2035
Tax credits, federal	$1,274	2031	-	2034
Tax credits, state	$256	do not expire

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

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2015	2014	2013

Income tax provision (benefit) at federal statutory rate	$(6,439)	$(5,154)	$(5,425)
State tax	(1,060)	(818)	(836)
ISO-related expense for GAAP	164	144	178
Change in valuation allowance	8,101	6,286	6,095
Revaluation of warrant liability	(731)	(565)	189
Tax credits	(123)	(44)	(285)
Other	90	153	86
Total	$2	$2	$2

Uncertain Income Tax Positions

The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31,
(in thousands)	2015	2014
Unrecognized benefit - beginning of period	$881	$866
Gross increases - current period tax positions	76	15
Unrecognized benefit - end of period	$957	$881

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 forward. We do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $80.6 million and $77.1 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2016 and 2035. As of December 31, 2015, we also had tax credit carryforwards for federal income tax purposes of $1,274,000 and $256,000 for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2031. The state tax credits have an indefinite carryover period.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

NOTE 15. SUBSEQUENT EVENTS

In December 2015 and January 2016, we entered into a series of agreements pursuant to a loan (the “Loan”) facilitated by China Kington Asset Management Co. Ltd. (“China Kington”). In connection with the Loan, we issued five (5) promissory notes (the “Notes”) payable to Mr. Mark Sieczkarek, the Gail J. Maderis Revocable Trust, Dr. T. Alex McPherson, Mr. Jian Ping Fu, and Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Pharma”) (collectively, the “Lenders”), loaning us an aggregate of $3,020,000. Specifically, Mr. Sieczkarek, Chairman of the Board and Interim President and Chief Executive Officer of the Company, loaned us $199,000; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company, loaned us $71,000; Dr. McPherson, a Director of the Company, loaned us $20,000; Pioneer Pharma loaned us $1,365,000; and Mr. Fu loaned us $1,365,000. All Notes were issued on December 30, 2015 except the Note payable to Mr. Fu, which was issued on January 12, 2016 upon receipt of all funds. The loan has a three-year term with no pre-payment penalty.

In February 2016, we entered into three securities purchase agreements (the “Purchase Agreements”) for the sale of an aggregate of 1,518,567 shares of the Company’s common stock (the “Common Stock”) to accredited investors for a total of $2,831,000. We entered into the first purchase agreement with Mr. Jian Ping Fu (the “Fu Agreement”), pursuant to which the Company agreed to issue and sell to Mr. Fu 696,590 shares of Common Stock, at a per share price of $1.81, which was a five percent (5%) discount to the closing price of the Common Stock on February 16, 2016, the date of the Fu Agreement. We entered into the second purchase agreement with Pioneer Pharma (the “Pioneer Agreement”), pursuant to which we agreed to issue and sell to Pioneer, Pharma 696,590 shares of Common Stock, at a per share price of $1.91, which was the closing price of the Common Stock on February 16, 2016 with no discount. We entered into a third purchase agreement with Mark M. Sieczkarek (the “Sieczkarek Agreement”), pursuant to which the Company agreed to issue and sell to Mr. Sieczkarek 125,387 shares of Common Stock, at a per share price of $1.91, which was the closing price of the Common Stock on February 16, 2016 with no discount. The Common Stock issued by the Company pursuant to the Purchase Agreements has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Our management utilized the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. The financial statements listed in the Index for Item 8 hereof are filed as part of this report.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3) Exhibits. See the Exhibit Index which follows the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2016
	By:	/s/ Mark M. Sieczkarek

Director and Interim Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of NovaBay Pharmaceuticals, Inc., do hereby constitute and appoint Mark M. Sieczkarek and Thomas J. Paulson, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK M. SIECZKAREK	Chairman of the Board and Interim Chief	March 3, 2016
Mark M. Sieczkarek	Executive Officer (principal executive officer)

/s/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal	March 3, 2016
Thomas J. Paulson	financial and accounting officer)

/s/ PAUL FREIMAN	Director	March 3, 2016
Paul E. Freiman

/s/ ALEX MCPHERSON	Director	March 3, 2016
Alex McPherson, MD, Ph.D

/s/ GAIL MADERIS	Director	March 3, 2016
Gail Maderis

/s/ MASSIMO RADAELLI	Director	March 3, 2016
Massimo Radaelli, Ph.D

/s/ LI XINZHOU	Director	March 3, 2016
LI Xinzhou

/s/ WU MIJIA	Director	March 3, 2016
WU Mijia

/s/ LIU XIAOYAN	Director	March 3, 2016
LIU Xiaoyan

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger of NovaBay Pharmaceuticals, Inc. (a California corporation) and NovaBay Pharmaceuticals, Inc. (a Delaware Corporation)	S-3	333-159917	2.1	7/1/2010
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/29/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/04/2014
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	10/02/2015
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	12/21/2015
3.5	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	001-33678	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering	8-K	001-33678	4.4	10/27/2015
4.3	Form of Warrant issued in December 2012 offering	8-K	001-33678	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering	8-K	001-33678	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 Offering (issued with 15-month term)	8-K	001-33678	4.2	10/27/2015
4.6	Form of Warrant issued in March 2015 Offering (issued with 5-year term)	8-K	001-33678	4.3	10/27/2015
4.7	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.8	Form of Warrant issued in October 2015 offering	8-K	001-33678	4.1	10/27/2015
4.9	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/9/2015
4.10	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.11	Promissory Note payable to Mark Sieczkarek	8-K	001-33678	10.1	1/06/2016
4.12	Promissory Note payable to The Gail J. Maderis Revocable Trust	8-K	001-33678	10.2	1/06/2016
4.13	Promissory Note payable to T. Alex McPherson	8-K	001-33678	10.3	1/06/2016
4.14	Promissory Note payable to Pioneer Pharma (Singapore) Pte. Ltd.	8-K	001-33678	10.4	1/06/2016
4.15	Promissory Note payable to Jian Ping Fu	8-K	001-33678	10.1	1/14/2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
4.16	Collateral Agency and Intercreditor Agreement (among China Kington Asset Management Co. Ltd. and the lenders named therein)	8-K	001-33678	10.5	1/06/2016
4.17	Security Agreement (between the Company and China Kington Asset Management Co. Ltd.)	8-K	001-33678	10.6	1/06/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2002 Stock Option Plan	S-1, as amended	333-140714	10.1	3/30/2007
10.3+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1, as amended	333-140714	10.2	3/30/2007
10.4+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	10-Q	001-33678	10.1	8/09/2012
10.5+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (Form Agreements to the 2007 Omnibus Incentive Plan)	S-1, as amended	333-140714	10.3	5/29/2007
10.6+	Executive Officer Cash Bonus Structure	10-K	001-33678	10.4	3/27/2012
10.7	Long Term Strategic Bonus for Executives	8-K	001-33678	Item 5.02	4/24/2013
10.8+	Non-Employee Director Compensation Plan	10-K	001-33678	10.10	3/06/2014
10.9+	2013 Bonuses for Named Executive Officers	8-K	001-33678	Item 5.02	4/18/2014
10.10+	2014 Bonuses for Named Executive Officers	8-K	001-33678	Item 5.02	3/24/2015
10.11+	Separation Agreement (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	11/19/2015
10.12+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek)	8-K	001-33678	10.1	1/5/2016
10.13+	Executive Employment Agreement (Employment Agreement of Thomas J. Paulson)	8-K	001-33678	10.2	1/5/2016
10.14+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.3	1/5/2016
10.15	Office Lease between Emery Station Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North	S-1, as amended	333-140714	10.10	3/30/2007
10.16	Fifth Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.20	3/14/2008
10.17	Sixth Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.18	Seventh Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q	001-33678	10.2	8/09/2012
10.19	Eighth Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project					X

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
10.20	Master Security Agreement (between the Company and General Electric Capital Corporation)	S-1, as amended	333-140714	10.14	5/29/2007
10.21†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.22†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.23†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.24†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.25†	International Distribution Agreement (by and between the Company and Naqu Area Pioneer Co. Ltd.)	10-Q	001-33678	10.1	11/01/2012
10.26	First Amendment to International Distribution Agreement (by and between the Company and Naqu Area Pioneer Co. Ltd.).	10-Q	001-33678	10.2	5/01/2014
10.27	Second Amendment to International Distribution Agreement (by and between the Company and Naqu Area Pioneer Co. Ltd).	10-Q	001-33678	10.3	5/01/2014
10.28	Assignment and Assumption Agreement (Assignment of International Distribution Agreement (Pioneer Pharma) to Naqu Area Pioneer Co. Ltd.)	10-K	001-33678	10.28	3/26/2015
10.29	Agreement (Amendments to International Distribution Agreements by and between the Company and Naqu Area Pioneer Co. Ltd.)	10-K	001-33678	10.29	3/26/2015
10.30	NovaBay Pharmaceuticals, Inc. Unit Purchase Agreement (by and between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	10-Q	001-33678	10.2	11/1/2012
10.31	NovaBay Pharmaceuticals, Inc. Warrant Amendment Agreement (by and between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	10-Q	001-33678	10.1	8/01/2013
10.32	NovaBay Pharmaceuticals, Inc. Common Stock Purchase Agreement (between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	10-K	001-33678	10.29	3/06/2014
10.33	At-the-Market Offering Agreement (between the Company and Ascendiant Capital Markets, LLC)	8-K	001-33678	1.1	10/17/2014
10.34	Securities Purchase Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.1	03/09/2015
10.35	Securities Purchase Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	10.1	8/13/2015

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
10.36	Stock Purchase Agreement (between the Company and the purchasers pursuant to the March 3, 2015 Securities Purchase Agreement)	10-Q	001-33678	10.2	8/13/2015
10.37	Securities Purchase Agreement (between the Company and Jian Ping Fu)	8-K	001-33678	10.1	2/17/2016
10.38	Securities Purchase Agreement (between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	8-K	001-33678	10.2	2/17/2016
10.39	Securities Purchase Agreement (between the Company and Mark M. Sieczkarek)	8-K	001-33678	10.3	2/17/2016
23.1	Consent of OUM & Co. LLP					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
32.1‡

Certification by the Chief Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

X
32.2‡

Certification by the Chief Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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