Form 10-Q
period 2016-06-30
NovaBay Pharmaceuticals, Inc.
filed 2016-08-11
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 11,251,311 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets (unaudited):
		June 30, 2016 and December 31, 2015	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and six months ended June 30, 2016 and 2015	2

	3.	Consolidated Statements of Cash Flows (unaudited): Six months ended June 30, 2016 and 2015	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.		Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	33

Item 6.		Exhibits	42

SIGNATURES			43

EXHIBIT INDEX			44

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries.

NovaBay®, NovaBay Pharma®, AvenovaTM, NeutroPhase®, CelleRx®, intelli-Case™, AgaNase®, Aganocide®, AgaDerm®, Neutrox™ and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

 i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	Footnote 2
ASSETS
Current assets:
Cash	$3,495	$2,385
Accounts receivable, net of allowance for doubtful accounts ($22 and $40 at June 30, 2016 and December 31, 2015, respectively)	1,490	536
Inventory, net of allowance for obsolete inventory and lower cost of market ($37 and $45 at June 30, 2016 and December 31, 2015, respectively)	1,115	1,345
Prepaid expenses and other current assets	474	261
Total current assets	6,574	4,527
Property and equipment, net	366	395
Other assets	65	155
TOTAL ASSETS	$7,005	$5,077

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$860	$2,483
Accrued liabilities	1,915	1,980
Deferred revenue	1,593	170
Total current liabilities	4,368	4,633
Deferred revenues - non-current	2,132	2,248
Deferred rent	189	189
Notes payable, related party	524	1,655
Warrant liability	2,259	1,450
Total liabilities	9,472	10,175

Stockholders' (deficit):
Common stock, $0.01 par value; 240,000,000 shares authorized 9,156,935 and 3,486,232 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	92	35
Additional paid-in capital	95,728	85,387
Accumulated deficit	(98,287)	(90,520)
Total stockholders' (deficit)	(2,467)	(5,098)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,005	$5,077

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales:
Product revenue	$2,654	$931	$4,309	$1,423
Other revenue	9	77	73	123
Total net sales	2,663	1,008	4,382	1,546

Product cost of goods sold	479	253	1,090	401
Gross profit	2,184	755	3,292	1,145

Research and development	278	1,357	1,211	2,940
Sales and marketing	2,853	2,311	5,997	4,225
General and administrative	1,258	1,946	2,913	3,500
Total operating expenses	4,389	5,614	10,121	10,665
Operating Loss	(2,205)	(4,859)	(6,829)	(9,520)

Non cash (loss) gain on changes in fair value of warrant liability	(424)	-	(809)	34
Other (expense), net	(59)	(22)	(127)	(33)

Loss before provision for income taxes	(2,688)	(4,881)	(7,765)	(9,519)
Provision for income tax	(2)	(6)	(2)	(8)
Net loss and comprehensive loss	$(2,690)	$(4,887)	$(7,767)	$(9,527)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.36)	$(1.84)	$(1.35)	$(3.94)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	7,406,605	2,653,226	5,746,314	2,415,361

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015

Operating activities:
Net loss	$(7,767)	$(9,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	82
Gain on disposal of property and equipment	—	(1)
Stock-based compensation expense for options and stock issued to employees and directors	279	677
Stock-based compensation expense for options and stock issued to consultants and advisory board members	84	111
Issuance of Restricted Stock Units ('RSUs") to employees	133	—
Issuance of RSUs to consultants and advisory board members	21	—
Allowance for doubtful accounts	15	—
Allowance for obsolete inventory and lower cost or market	37	—
Note receivable impairment	91	—
Non-cash (gain) loss on change in fair value of warrant liability	809	(34)
Changes in operating assets and liabilities:
Accounts receivable	(969)	(151)
Inventory	193	(871)
Prepaid expenses and other assets	(213)	74
Accounts payable and accrued liabilities	(1,679)	(286)
Deferred rent	1	10
Deferred revenue	1,306	(16)
Net cash used in operating activities	(7,592)	(9,932)

Investing activities:
Purchases of property and equipment	(38)	(22)
Proceeds from disposal of property and equipment	—	37
Net cash provided (used) by investing activities	(38)	15

Financing activities:
Proceeds from common stock issuances, net	9,875	—
Proceeds from borrowings	1,365	—
Repayment of borrowings	(2,500)
Proceeds from shelf offering, net	—	11,696
Net cash provided by financing activities	8,740	11,696
Net increase in cash and cash equivalents	1,110	1,779
Cash and cash equivalents, beginning of period	2,385	5,429
Cash and cash equivalent, end of period	$3,495	$7,208

Supplemental disclosure of non cash information
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$4	$—

Interest paid	$44	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on commercializing prescription Avenova® daily lid and lash hygiene in the domestic eye care market.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada and was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which was formed to explore dermatological opportunities and was dissolved in April 2016. In June 2010, the Company changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references herein to “the Company” refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. Historically, the Company operated as four business segments. However, at the direction of its Board of Directors, the Company is now focused primarily on commercializing prescription Avenova for managing hygiene of the eyelids and lashes in the United States and is now managed as a single segment and not four segments.

Effective December 18, 2015, we effected a 1-for-25 reverse split of our outstanding common stock (the “Reverse Stock Split”) (See Note 11). The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

Need to Raise Additional Capital

The Company has incurred significant losses from operations since inception and expects losses to continue until the Company reaches its goal of becoming cash flow breakeven from operations. As of June 30, 2016, the Company had cash of $3.5 million. The Company’s operating plans call for cash expenditures to exceed $18.0 million over the next twelve months. The Company plans to raise additional capital to fund its operations. The Company plans to finance its operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may not be on terms that are favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets and might realize significantly less value than the values at which such assets are carried on its financial statements, and stockholders may lose all or part of their investment in Company common stock.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, as applicable. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Prior period amounts in the accompanying consolidated balance sheets have been reclassified to conform to current period presentation. The reclassifications did not change total assets, total liabilities, or total stockholders’ (deficit).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DermaBay, Inc., which was dissolved during the reporting period. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization periods for payments received from product development and license agreements as they relate to revenue recognition, assumptions for valuing options and warrants, and income taxes. Actual results could differ from those estimates.

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

Cash and Short-Term Investments

The Company considers all highly liquid instruments with a stated maturity of three months or less at the date of purchase to be cash. Cash is stated at cost, which approximates fair value. As of June 30, 2016 and December 31, 2015, the Company’s cash was held in financial institutions in the United States.

The Company classifies all highly liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments. Short-term investments generally consist of municipal and corporate debt securities. The Company has classified its short-term investments as available-for-sale. The Company does not intend to hold securities with stated maturities greater than twelve months until maturity. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other-than-temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. The interest income and realized gains and losses are included in other (expense), net within the consolidated statements of operations and comprehensive loss. Interest income is recognized when earned. As of June 30, 2016, the Company did not have any short-term investments.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash. The Company maintains deposits of cash with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.

During the three months and six months ended June 30, 2016, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three distribution partners. During the three months and six months ended June 30, 2015, revenues were derived primarily from one collaboration partner, service revenues and sales of NeutroPhase.

As of June 30, 2016, 36% and 15% of accounts receivable were from two distribution partners. As of December 31, 2015, 41% and 18% of accounts receivable were from two distribution partners.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Our warrant liability is carried at fair value.

The Company measures the fair value of financial assets and liabilities based on GAAP guidance, which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Allowance for Doubtful Accounts

We charge bad debt expense and record an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected at the end of June 30, 2016. At June 30, 2016 and December 31, 2015, management had reserved $22 thousand and $40 thousand, respectively, primarily based on specific amounts that are in dispute and are over 120 days past due.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. During the first quarter of fiscal 2016, the Company impaired a note receivable which was deemed to no longer be collectable, as the originator of the loan is not in business and the collateral held against the loan did not possess value in an amount sufficient to satisfy the loan. As a result, a $91 thousand impairment charge was recorded to research and development expense for the first quarter of fiscal 2016, and is reflected in the results of the six months ended June 30, 2016. There were no impairments during the three and six months ended June 30, 2015. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

Product Revenue Allowances

Product revenue is recognized, net of cash consideration paid to our customers and wholesalers, for services rendered by wholesalers in accordance with such wholesaler’s agreements and includes both a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Other Revenue

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, and payments based upon achievement of certain milestones and royalties on net product sales. In accordance with authoritative guidance, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting, and revenue is recognized over the performance obligation period. The Company recognizes other revenue when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. If these factors were to vary, the resulting change could have a material effect on our revenue recognition and on the Company’s results of operations.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. The inventory allowance for lower cost or market, obsolete inventory, and excess inventory was $37 thousand and $45 thousand at June 30, 2016 and December 31, 2015, respectively.

The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was $37 thousand for the three and six month periods ended June 30, 2016. The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was zero for the three and six month periods ended June 30, 2015.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASU No. 2014-12, Compensation-Stock Compensation (Topic 718). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 12 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock at the date of issuance.

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

Common Stock Warrant Liability

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

Net (Loss) per Share

The Company computes net (loss) per share by presenting both basic and diluted earnings (loss) per share (EPS).

Basic EPS is computed by dividing net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended June 30, 2016 and 2015, and the six months ended June 30, 2016 and 2015, there was no difference between basic and diluted EPS due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net loss	$(2,690)	$(4,887)	$(7,767)	$(9,527)

Basic Shares	7,406,605	2,653,226	5,746,314	2,415,361
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	7,406,605	2,653,226	5,746,314	2,415,361

Basic and diluted net loss per share	$(0.36)	$(1.84)	$(1.35)	$(3.94)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Period end stock options to purchase common stock	297	348	297	348
Period end common stock warrants	3,495	1,071	3,495	1,071
	3,792	1,419	3,792	1,419

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 uses a five-step model to determine revenue recognition in contracts with customers. The Company is currently evaluating the potential impact of this standard on its financial statements. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Early adoption in the first quarter of fiscal year 2018 is permitted. The Company is evaluating the effects of the adoption of this guidance to its financial statements, as well as the method of adoption.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure if substantial doubt exists. The new standard is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018. The Company is evaluating the effects of the adoption of this guidance to its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Leases (Topic 840). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2019. The Company is evaluating the effects of the adoption of this guidance on its financial statements.

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

In May 2016 the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the Board’s new revenue standard, ASU 2014-09. The Company is still evaluating the effects of the adoption ASU 2014-09 to its financial statements, as well as the method of adoption, as noted above.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurements Using

(in thousands)	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Warrant liability	$2,259	$—	$—	$2,259
Total liabilities	$2,259	$—	$—	$2,259

For the three and six month periods ended June 30, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash expense on an increase in the fair value of the warrants of $424 thousand and $809 thousand, respectively, in its consolidated statement of operations and comprehensive loss. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2015	$1,450
Increase in fair value at March 31, 2016	385
Fair value of warrant liability at March 31, 2016	1,835
Increase in fair value at June 30, 2016	424
Fair value of warrant liability at June 30, 2016	$2,259

NOTE 4. DEPOSITS

Deposits consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Deposits	$293	$84
Prepaid other	142	137
Prepaid Insurance	36	40
Other	3	-
Total repaid expenses and other current assets	$474	$261

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials and supplies	$835	$660
Goods in process	27	248
Finished goods	290	482
Less Reserve for obsolete inventory	(37)	(45)
Total inventory	$1,115	$1,345

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Office and laboratory equipment	$1,726	$1,633
Furniture and fixtures	170	254
Software	60	37
Leasehold improvements	179	173
Total property and equipment, at cost	2,135	2,097
Less: accumulated depreciation	(1,769)	(1,702)
Net property and equipment	$366	$395

The laboratory equipment referenced above, which has a net book value of $128 thousand at June 30, 2016, is currently being used by a third party to provide R&D services to the Company, pursuant to a service agreement. Upon completion of the preferred services, title will transfer to the service provider.

Depreciation and amortization expense was $27 thousand and $41 thousand for the three months ended June 30, 2016 and 2015, respectively, and $67 thousand and $82 thousand for the six months ended June 30, 2016 and 2015.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Research and development	$253	$394
Employee payroll and benefits	331	614
Severance pay	553	590
Sales rebate	122	150
Outsourced sales team	417	-
Other	239	232
Total accrued liabilities	$1,915	$1,980

NOTE 8. RELATED PARTY NOTES PAYABLE

Beginning on December 30, 2015, the Company entered into a series of agreements pursuant to a loan (the “Loan”) facilitated by China Kington Asset Management Co. Ltd. (“China Kington”). In connection with the Loan, the Company issued five (5) promissory notes (the “Notes”) payable to Mr. Mark Sieczkarek, the Gail J. Maderis Revocable Trust, Dr. T. Alex McPherson, Mr. Jian Ping Fu, and Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Singapore”) (collectively, the “Lenders”), loaning the Company an aggregate of $3.0 million. Specifically, Mr. Sieczkarek, Chairman of the Board of the Company (the “Board”) and President and Chief Executive Officer of the Company, loaned the Company $199 thousand; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company, loaned the Company $71 thousand; Dr. McPherson, a Director of the Company, loaned the Company $20 thousand; Pioneer Singapore loaned the Company $1.4 million; and Mr. Fu loaned the Company $1.4 million. Pioneer Singapore and Mr. Fu are the Company's two largest stockholders. All Notes were issued on December 30, 2015 except the Note payable to Mr. Fu, which was issued on January 12, 2016.

The proceeds from the Notes were used for general corporate purposes. Minimum quarterly payments of principal and interest began on March 31, 2016 and scheduled to continue on the last day of each June, September, December and March thereafter. The entire principal sum and any and all accrued and unpaid interest was payable in full upon the Company’s next financing, subsequent to the dates of the notes, but in no event would the term of the Loan extend beyond December 30, 2018, except for the loan by Mr. Fu, the term of which shall extend three (3) years from the date of issuance of the Note payable to Mr. Fu. The Notes will pay interest at a rate of six percent (6%) per annum and may be prepaid in whole or in part at any time without premium or penalty.

In connection with the Notes, China Kington agreed to act as collateral agent for the benefit of the Lenders, in accordance with the terms of a collateral agency and intercreditor agreement (the “Collateral Agency Agreement”), which was entered into on December 30, 2015 between China Kington and the Lenders. To secure the Notes, China Kington perfected a security interest in all tangible and intangible assets of the Company, pursuant to a security agreement (the “Security Agreement”) between the Company and China Kington, which was entered into on December 30, 2015.

As consideration to China Kington for facilitating the Loan, the Company agreed to the following: (1) the grant of a first right of refusal for China Kington (or its designee that shall be acceptable to the Company in its reasonable discretion) to lead financings for the Company for a period that is the shorter of two (2) years or the day that the Company’s cash flow has been equal to or greater than $0 in each month for three (3) consecutive months, subject to certain limitations; (2) the participation of Mr. Sieczkarek as a Lender in this financing; (3) the participation of the Company’s Board of Directors, management and investors that the Board of Directors and management provide, to contribute an aggregate nine percent (9%) of funds in the Company’s next financing; (4) the appointment of two new members to the Company’s Board by China Kington; and (5) the Company’s agreement to reasonably cooperate with reasonable requests made by an auditor engaged, and paid for, by China Kington, subject to certain limitations. Upon the recommendation of China Kington, and after reviewing their relevant experiences and background and discussing the same, on January 26, 2016 the Board of Directors unanimously appointed Mr. Mijia “Bob” Wu and Mr. Xiaoyan “Henry” Liu to serve as Class I and Class III members of the Company’s Board of Directors, respectively. Because Bob Wu is the Managing Director of China Kington, China Kington became a related party upon his appointment to the Company's Board of Directors.

Upon closing the first tranche of an $11.7 million private placement on May 6, 2016 and by agreement with the Lenders, the Company used $2.5 million in proceeds to repay principal on the Notes issued to the Lenders.

As of June 30, 2016, outstanding amounts under the Notes were $524 thousand, including accrued interest. This balance was repaid upon the closing of the second tranche of the Company’s $11.7 million private placement on August 1, 2016. See Note 16. Subsequent Events for details.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases laboratory facilities and office space under an operating lease which will expire on October 31, 2020. Rent expense was approximately $260 thousand and $224 thousand for the three months ended June 30, 2016 and 2015, respectively. Rent expense was approximately $513 thousand and $480 thousand for the six months ended June 30, 2016 and 2015, respectively.

The Company’s monthly rent payments fluctuate under the master lease agreement. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable the Company to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of June 30, 2016.

In the normal course of business, the Company provides indemnifications of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2016.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2016, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 10. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing. As part of this transaction, 139,520 warrants were issued with an exercise price of $33.25 and were exercisable from January 1, 2012 to July 5, 2016. The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as an acquisition of the Company. Under ASC 480, Distinguishing Liabilities from Equity, the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black-Scholes-Merton fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations. The Lattice valuation model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity. In addition, after January 5, 2012, and if the closing bid price per share of the common stock in the principal market equals or exceeds $66.50 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders.

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement dated March 3, 2015 (the “Agreement”) agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (expiring March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in its October 2015 offering (as described below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both warrants issued with a 15-month term (the “Short-Term Warrants”) and warrants issued with a 60-month term (the “Long-Term Warrants”) pursuant to the Agreement (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement dated June 29, 2011 (the “2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the 2011 Warrants to March 6, 2020. A price protection provision also was added to both the 2011 Warrants and the March 2015 Warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price per share than $5.00, the exercise price of such warrants will be reduced to that lower price.

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

The key assumptions used to value the warrants after modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.60

The key assumptions used to value the 2011 warrants after modification at June 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	June 30, 2016	December 31, 2015
Expected price volatility	93.00%	80.00%
Expected term (in years)	3.68	4.18
Risk-free interest rate	0.81%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.74	$1.10

In March 2015, the Company issued both the Short-Term Warrants ($15.00 per share exercise price) and the Long-Term Warrants ($16.25 per share exercise price). At that time, the Company determined that these warrants qualified for equity accounting and did not contain embedded derivatives that required bifurcation. After the Agreement in October 2015, the Company evaluated the change in terms of the March 2015 Warrants and noted that the change in terms resulted in liability classification of both the Short-Term and Long-Term Warrants. The March 2015 Warrants were re-issued and valued as of October 27, 2015 at a total of $1.8 million with the new terms, and a modification expense was recorded at the difference between the fair value of the warrants on their new terms after modification as of October 27, 2015 and the fair value of the warrants on their original terms prior to modification as of October 27, 2015. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.

The key assumptions used to value the warrants Short-term after modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.78

The key assumptions used to value the Short-Term warrants after modification at June 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	June 30, 2016	December 31, 2015
Expected price volatility	93.00%	80.00%
Expected term (in years)	3.68	4.18
Risk-free interest rate	0.81%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.77	$1.16

The key assumptions used to value the Long-Term warrants after modification at June 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	June 30, 2016	December 31, 2015
Expected price volatility	93.00%	80.00%
Expected term (in years)	3.68	4.18
Risk-free interest rate	0.81%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.80	$1.16

As noted above, in October 2015, the Company issued warrants in connection with an underwriting agreement. The Company evaluated the terms of the warrants and noted that under ASC 480, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations. The fair value of the warrants at issuance on October 27, 2015was $1.3 million.

The key assumptions used to initially value the October 2015 warrants at October 27, 2015 were as follows:

Assumption
Expected price volatility	75.50%
Expected term (in years)	5.00
Risk-free interest rate	1.38%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.82

The key assumptions used to value the warrants after modification at June 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	June 30, 2016	December 31, 2015
Expected price volatility	88.00%	77.50%
Expected term (in years)	4.33	4.83
Risk-free interest rate	0.91%	1.72%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.91	$1.21

The details of all outstanding warrant liability as of June 30, 2016, are as follows:

Dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	138,621	$242
Long-Term Warrants	285,619	506
Short-Term Warrants	370,934	666
October 2015 Warrants	442,802	845
	1,237,976	$2,259

NOTE 11. STOCKHOLDERS’ (DEFICT)

Amendments to Articles of Incorporation – Reverse Stock Split

Effective December 18, 2015, the Company amended its Certificate of Incorporation to affect a 1-for-25 reverse split of our outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders on December 11, 2015. The accompanying financial statements and related notes give retroactive effect to this Reverse Stock Split.

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

In February 2016, the Company entered into three securities purchase agreements (the “Purchase Agreements”) for the sale of an aggregate of 1,518,567 shares of the Company’s common stock (the “Common Stock”) to accredited investors for a total of $2.8 million. The Company entered into the first purchase agreement with Mr. Jian Ping Fu (the “Fu Agreement”), pursuant to which the Company agreed to issue and sell to Mr. Fu 696,590 shares of Common Stock, at a per share price of $1.81, which was a five percent (5%) discount to the closing price of the Common Stock on February 16, 2016, the date of the Fu Agreement. The Company entered into the second purchase agreement with Pioneer Singapore (the “Pioneer Agreement”), pursuant to which the Company agreed to issue and sell to Pioneer Singapore 696,590 shares of Common Stock, at a per share price of $1.91, which was the closing price of the Common Stock on February 16, 2016 with no discount. The Company entered into a third purchase agreement with Mark M. Sieczkarek (the “Sieczkarek Agreement”), pursuant to which the Company agreed to issue and sell to Mr. Sieczkarek 125,387 shares of Common Stock, at a per share price of $1.91, which was the closing price of the Common Stock on February 16, 2016 with no discount. The Common Stock issued by the Company pursuant to the Purchase Agreements has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On April 4, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale of an aggregate 6,173,299 shares of Common Stock, par value $0.01 per share (the “Shares”) and warrants (the “Warrants”) exercisable for 3,086,651 Shares (the “Warrant Shares”) to accredited investors for an aggregate purchase price of $11.8 million (the “Private Placement”). The warrants have a 4-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE MKT, is $4.00 or greater for 5 sequential trading days. The Private Placement closed in two tranches, the first of which closed on May 5, 2016, resulting in proceeds to the Company of $7.8 million (the “Primary Closing”), and the second of which closed on August 1, 2016, resulting in proceeds of $4.0 million to the Company (the “Secondary Closing”). Both the Primary Closing and the Secondary Closing were subject to the same terms, containing customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Purchasers (as defined below) and other obligations of the parties and termination provisions.

The purchasers include Pioneer Singapore, which purchased 2,617,802 Shares and 1,308,902 Warrants, Mr. Jian Ping Fu, who purchased 1,937,173 Shares and 968,587 Warrants, the Company’s Chairman, President and CEO Mr. Mark M. Sieczkarek, who purchased 523,560 Shares and 261,780 Warrants, Mrs. Ping Huang, who purchased 523,560 Shares and 261,780 Warrants, Mr. Hai Dong Pang, who purchased 209,424 Shares and 104,712 Warrants, Mr. Yin Ping Wang, who purchased 104,712 Shares and 52,356 Warrants, Mr. Blake F. Andros, who purchased 100,000 Shares and 50,000 Warrants, and the Children’s Brain Disease Foundation, Dr. Dean Rider and Mr. Andy R. Geckler, each of whom purchased 52,356 Shares and 26,178 Warrants (collectively, the “Purchasers”). Pioneer and Messrs. Fu and Sieczkarek also participated in the Company’s previous private placement that closed on February 24, 2016.

China Kington Asset Management Co. Ltd. served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds received by the Company upon closing pursuant to the purchases by Pioneer, Mrs. Huang, and Messrs. Fu, Pang and Wang.

Also on April 4, 2016, the Company entered into a separate registration rights agreement (the “Registration Rights Agreement”) with Messrs. Andros and Geckler, Dr. Rider, and the Children’s Brain Disease Foundation (the “Participating Purchasers”), pursuant to which the Company agreed to file as many registration statements with the SEC as may be necessary to cover the resale of the Shares and the Warrant Shares held by the Participating Purchasers, to use its commercially reasonable efforts to have all such registration statements declared effective within the time frames set forth in the Purchase Agreement and the Registration Rights Agreement, and to keep such registration statements effective for the terms defined therein. The Company filed such Registration Statement to cover the resale of the Shares and Warrant Shares held by the Participating Purchasers with the SEC on June 9, 2016 and received effectiveness of such Registration Statement on June 20, 2016 (Registration Number 333-211943).

Stock Warrants

In February 2016, the strike prices of the July 2011, March 2015 Short-Term and Long-Term, and October 2015 warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

In May 2016, the Company issued 2,039,530 warrants at the Primary Closing pursuant to the Securities Purchase Agreement. Please see the preceding subsection, “Common Stock,” for further details.

The details of all outstanding warrants as of June 30, 2016, are as follows:

(in thousands, except for exercise price)	Warrants	Weighted-Average Exercise Price
Warrants outstanding December 31, 2015	1,458	$5.19
Warrants granted	2,040	1.91
Warrants expired	(3)	78.13
Warrants outstanding June 30, 2016	3,495	$2.97

NOTE 12. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to its Initial Public Offering (the “IPO”), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants as determined by the Board. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted from the 2002 or 2005 Stock Option Plans and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.

On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock reserved for issuance thereunder by 1,124,826 shares, for an aggregate 3,124,836 shares available under the 2007 Plan. As of June 30, 2016, there were 117,274 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2016, and activity during the six month period then ended:

(in thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	388	$32.03	6.2	19
Options granted	1,169	$2.69
Restricted stock units granted	74	$—
Options exercised	-	$—
Restricted stock units vested	(74)	$—
Options forfeited/cancelled/expired	(72)	$37.97
Outstanding at June 30, 2016	1,485	$8.64	9.1	$84

Vested and expected to vest at June 30, 2016	1,460	$8.71	9.1	$83

Vested at June 30, 2016	297	$30.31	6.0	$—

Exercisable at June 30, 2016	297	$30.31	6.0	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE MKT as of June 30, 2016 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised for the three and six months ended June 30, 2016. Accordingly, the Company received no cash payments for the exercise of stock options during the three and six months ended June 30, 2016. The aggregate intrinsic value of stock option awards exercised was $4 thousand for the six months ended June 30, 2015.

As of June 30, 2016, total unrecognized compensation cost related to unvested stock options and restricted stock was $2.8 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.92 years.

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

During the six months ended June 30, 2016 and 2015, the Company granted options to purchase an aggregate of 1,099,000 and 25,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Six months ended June 30,
Assumption	2016	2015
Expected price volatility	84%	73%
Expected term (in years)	7.03	5.18
Risk-free interest rate	1.56%	1.63%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.03	$10.00

Expected Price Volatility—This is a measure of the amount by which the common stock price has fluctuated or is expected to fluctuate. The computation of expected volatility was based on the historical volatility of the Company’s common stock and the common stock of comparable companies from a representative peer group selected based on industry and market capitalization data.

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

Additionally, during the six months ended June 30, 2016 and 2015, the Company issued 64,000 and 6,000 shares of common stock, respectively, to employees.

For the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $205 thousand and $226 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $412 thousand and $677 thousand, respectively, for stock based awards to employees and directors.

In April 2015, the Company modified stock options of two of its directors, Mr. Cashion and Mr. Wicks, each of whom retired at the Company’s 2015 annual meeting of stockholders in June 2015. All outstanding stock options held by Mr. Cashion and Mr. Wicks became fully vested upon retirement, and the option exercise period for Mr. Cashion and Mr. Wicks was extended from 3 months to 4 years, calculated from the date of retirement. Options with an expiration date prior to the end of the exercise period maintained the same expiration date. In connection with the stock option modification, the Company recognized stock-based compensation expense of $185 thousand.

Stock-Based Awards to Non-Employee Consultants

During the six months ended June 30, 2016 and 2015, the Company granted options to purchase an aggregate of 70,000 and 12,000 shares of common stock, respectively, to non-employee consultants in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2016	2015
Expected price volatility	87%	79%
Expected term (in years)	10.00	9.15
Risk-free interest rate	1.62%	2.02%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.08	$16.00

The Company granted restricted stock to non-employee consultants totaling 10,000 and 1,000 shares of common stock in the six months ended June 30, 2016 and 2015, respectively, in exchange for advisory and consulting services.

For the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $65 thousand and $92 thousand, respectively, related to non-employee consultant stock and option grants. For the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $105 thousand and $111 thousand, respectively, related to non-employee consultant stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and stock discussed above is as follows. The amounts that would have been charged to cost of goods sold are not material and have been included in General and administrative below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Research and development	$48	$149	$79	$279
Sales and marketing	49	-	51	-
General and administrative	173	354	387	509
Total stock-based compensation expense	$270	$503	$517	$788

Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

NOTE 13. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

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

In April 2013, the option was exercised, and the Company entered into a collaboration and license agreement with Virbac. Under this agreement, Virbac acquired exclusive worldwide rights to develop the Company’s proprietary Aganocide compound, auriclosene (NVC-422), for global veterinary markets for companion animals.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration. The Company also expects to receive royalties on the sale of any commercial products in the companion animal field. Virbac’s option exercise follows its extensive testing of auriclosene for veterinary uses during the 12-month option period. The Company is recognizing the option exercise fee over its expected performance period of 10 years based on actual sales during this period.

The Company did not recognize any revenue under the Virbac agreement during the three and six months ended June 30, 2016 and 2015, respectively.

The Company had a deferred revenue balance of $246 thousand at both June 30, 2016 and December 31, 2015 related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

 In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd. (“Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products in China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, the Company received an upfront payment of $313 thousand. NovaBay also received $313 thousand in January 2013, related to the submission of the first marketing approval for the product to the China Food and Drug Administration (“CFDA”) (formerly the SFDA, State Food and Drug Administration), which was submitted in December 2012. The distribution agreement provides that Pioneer is entitled to receive cumulative purchase discounts of up to $500 thousand upon the purchase of the NeutroPhase product. The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625 thousand upon receipt of marketing approval for NeutroPhase from the CFDA.

In September 2012, the Company entered into two agreements with Pioneer: (1) an international distribution agreement (the “Distribution Agreement”) and (2) a unit purchase agreement (the “Pioneer Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

Pursuant to the terms of the Distribution Agreement, Pioneer has the right to distribute NeutroPhase, upon receiving marketing approval from a regulatory authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, the Company received an upfront payment, which was recorded as deferred revenue. Pioneer is also obligated to make certain additional payments to the Company upon receipt of marketing approval. The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500 thousand upon the purchase of the NeutroPhase product, payable in the Company’s unregistered restricted common stock.

Pursuant to the Pioneer Purchase Agreement, the Company also received $2.5 million from Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 32,000 units in September 2012; and (2) 48,000 units in October 2012, with both tranches at a purchase price of $31.25 per share. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes-Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1.0 million, we reallocated $600 thousand from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, Avenova and CelleRx, both developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

During the three and six months ended June 30, 2016, the Company had three other smaller distribution agreements and continues to seek additional distribution agreements.

Revenue has been recognized under these agreements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Amortization of Upfront Technology Access Fee	$6	$7	$57	$13
Product revenue	-	118	236	144
Total revenue recognized	$6	$135	$293	$157

The Company had a deferred revenue balance of $1,447 thousand and $1,499 thousand at June 30, 2016 and December 31, 2015, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its Avenova product with McKesson Corporation (“McKesson”) as part of the Company’s commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health. In April 2015, the Company also signed a nationwide distribution agreement with AmerisourceBergen to market Avenova. In December 2015 the Company also signed a nationwide distribution agreement with Willow Pharmacy to market Avenova.

During the three months ended June 30, 2016 and June 30, 2015, the Company earned $2,578 thousand and $122 thousand respectively, in sales revenue for its Avenova product from its distribution agreements.

During the six months ended June 30, 2016 and June 30, 2015, the Company earned $3,943 thousand and $161 thousand respectively, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $1,403 thousand and $24 thousand at June 30, 2016 and December 31, 2015, respectively, for its Avenova product from its distribution agreements.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions during the six months ended June 30, 2016.

NOTE 15. RELATED PARTY TRANSACTIONS

Related Party Loans

See Note 8, “Related Party Notes Payable” for a description of the Loan with the following related parties: Mr. Sieczkarek, Chairman of the Board, President and Chief Executive Officer of the Company; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company; Dr. McPherson, a Director of the Company; and Pioneer Singapore and Mr. Fu, the Company’s two largest stockholders.

Related Party Financing

See Note 11, “Stockholders’ (Deficit)” – “Common Stock” for a description of the February 2016 Purchase Agreements and April 2016 Securities Purchase Agreement. The following related parties participated in both transactions: Mr. Sieczkarek, Chairman of the Board, President and Chief Executive Officer of the Company; and Pioneer Singapore and Mr. Fu, the Company’s two largest stockholders.

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration of $6 thousand and $58 thousand for the three months ended June 30, 2016 and June 30, 2015, and $293 thousand and $91 thousand for the six months ended June 30, 2016 and June 30, 2015, respectively. There was no related party accounts receivable as of June 30, 2016 and December 31, 2015. See Note 12, “License, Collaboration and Distribution Agreements - NeutroPhase Distribution Agreements,” for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

NOTE 16. SUBSEQUENT EVENTS

The Company is currently in negotiations to lease new office space, and on July 11, 2016, the Company entered into a Sublease Agreement to sublease 16,465 rentable square feet of real property located at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (the “Premises”). The commencement date under the Sublease Agreement is the date the Company vacates the Premises, which shall be no later than October 31, 2016. The expiration date of the Sublease Agreement is October 21, 2020, the expiration date of the Company’s lease for the Premises, as amended, unless earlier terminated pursuant to any provision of the Company’s lease for the Premises, as amended, or the Sublease Agreement.

On August 1, 2016, the Secondary Closing of the Private Placement occurred. In which the Company recorded $4.0 million upon the sale of 2,094,241 shares of Common Stock and warrants exercisable for 1,047,121 shares of Common Stock to three (3) accredited investors, including Chairman of the Board, President and Chief Executive Officer Mark M. Sieczkarek and the Company’s largest stockholder, Pioneer Singapore. The warrants have a four (4)-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE MKT, is $4.00 or greater for five (5) sequential trading days. Upon the Secondary Closing, the Company used $0.5 million in proceeds to repay principal on the Notes issued to the Lenders.

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

We are targeting a customer base of prescribers that includes the approximately 17,000 ophthalmologists and approximately 37,000 optometrists in the U.S. In August 2014, we launched a dedicated Avenova sales force of 10 direct medical sales representatives in 10 major metropolitan areas across the United States. This sales and marketing campaign initially targeted major urban areas where large numbers of individuals suffer from problems with their eyelids and lashes. These markets include New York, Los Angeles, Boston, Atlanta, and San Francisco.

Based on positive sales performance, we expanded our sales force to 35 direct medical sales representatives in February 2015 and to 43 direct medical sales representatives in August 2015. We currently maintain the 43 direct sales representatives with 5 district managers. The sales representatives recruited for this effort have extensive experience with eye care products and medical devices—a skill set critical for rapid adoption of Avenova. Based on extensive market research, we have assigned our sales representatives to the markets across the U.S. representing the highest sales potential. These direct medical sales representatives are calling on targeted ophthalmologists and optometrists in those markets that treat large numbers of blepharitis and dry eye patients. Avenova is a natural addition to their existing lid hygiene regimens.

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

We expect that our prescription business will be the main driver of long-term Avenova sales growth. Reimbursement under insurance coverage continues to grow with the majority of Avenova prescriptions covered by insurance plans at the end of 2015. Supported by the high percentage rate of insurance reimbursement, we are focusing our primary sales efforts on building our prescription business under a new value pricing model. We are working to improve insurance reimbursement coverage for Avenova and aligning our product pricing accordingly.

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

Currently, the program with the most potential is our urology program. Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of our Auriclosene Irrigation Solution (AIS) used to reduce urinary catheter blockage and encrustation (UCBE) were announced in September 2013. This study, comparing AIS to saline solution, achieved its primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We initiated the next Phase 2 study in the fourth quarter of 2014 and in the fourth quarter of 2015 announced completion of that study. Patients with long-term indwelling urinary catheters were treated with AIS or its Vehicle. The results of this more demanding study showed that AIS was better than its Vehicle in preventing the reduction of flow through catheters due to encrustation, the primary efficacy measure, by a statistically-significant margin. Furthermore, there were no cases of clinical catheter blockage in the AIS arm of the study; all cases of clinical blockage requiring catheter removal occurred only in the Vehicle arm.

NovaClear intelli-Case. In June 2015, we received FDA-clearance for the NovaClear intelli-Case, a highly innovative, easy-to-use device for use with hydrogen peroxide disinfection solutions for soft and rigid gas permeable contact lenses. The intelli-Case monitors the neutralization of hydrogen peroxide during the disinfection cycle with sophisticated microprocessor electronics embedded in the cap of what otherwise looks like a standard peroxide lens case. The LED indicators on the lid inform the user if the lenses are safe to insert into the eyes, resulting in a disinfection system that is safe yet simple to use. We are seeking potential partners with the resources to make this breakthrough device available to the largest number of contact lens wearers as soon as possible.

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

CelleRx (Dermatology). Created for cosmetic procedures, CelleRx (0.015% Neutrox) is a gentle cleansing solution that is effective for post-laser resurfacing, chemical peels and other cosmetic surgery procedures. Cosmetic surgeons and aesthetic dermatologists have found that CelleRx results in less pain, erythema, and exudate compared to Dakin’s solution, which contains bleach impurities. CelleRx is a non-alcohol formulation that does not dry or stain the skin, and most importantly, has been shown to reduce the patient’s downtime post procedure.

Recent Events

Sublease of Office Space. We are currently in negotiations to lease new office space, and on July 11, 2016, we entered into a Sublease Agreement to sublease 16,465 rentable square feet of real property located at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (the “Premises”). The commencement date under the Sublease Agreement is the date we vacate the Premises, which shall be no later than October 31, 2016. The expiration date of the Sublease Agreement is October 21, 2020, the expiration date of our lease for the Premises, as amended, unless earlier terminated pursuant to any provision of our lease for the Premises, as amended, or the Sublease Agreement.

Closing of Second Tranche of Private Placement. On August 1, 2016, we closed the second tranche of our private placement pursuant to the securities purchase agreement dated April 4, 2016. This closing resulted in gross proceeds to us of $4.0 million upon the sale of 2,094,241 shares of our common stock and warrants exercisable for 1,047,121 shares of our common stock to three (3) accredited investors, including Chairman of the Board of Directors, President and Chief Executive Officer Mark M. Sieczkarek and our largest stockholder, Pioneer Singapore. The warrants have a four (4)-year term and an exercise price of $1.91, callable by us if the closing price of our common stock, as reported on the NYSE  MKT, is $4.00 or greater for five (5) sequential trading days. We used $0.5 million in proceeds from the closing to repay the remaining principal on the notes issued pursuant to our $3.0 million bridge loan (the “Bridge Loan”).

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim reporting. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Allowance for Doubtful Accounts

We charge bad debt expense and record an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected at the end of June 30, 2016. At June 30, 2016 and December 31, 2015, management had reserved $22 thousand and 40 thousand, respectively, primarily based on specific amounts that are in dispute and are over 120 days past due.

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable. The inventory allowance for lower cost or market, obsolete inventory, and excess inventory was $37 thousand and $45 thousand at June 30, 2016 and December 31, 2015, respectively.

The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was $37 thousand for three and six month periods ended June 30, 2016. The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was zero for the three and six month periods ended June 30, 2015.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended		Year- to-
	June 30,		Year	Percent
	2016	2015	Change	Change
	(in thousands)
Statement of Operations Data:
Sales:
Product revenue	$2,654	$931	$1,723	185%
Other revenue	9	77	(68)	(88)%
Total net sales	2,663	1,008	1,655	164%

Product cost of goods sold	479	253	226	89%
Gross profit	2,184	755	1,429	189%

Research and development	278	1,357	(1,079)	(80)%
Sales and marketing	2,853	2,311	542	23%
General and administrative	1,258	1,946	(688)	(35)%
Total operating expenses	4,389	5,614	(1,225)	(22)%
Operating Loss	(2,205)	(4,859)	2,694	(55)%

Non cash (loss) gain on changes in fair value of warrant liability	(424)	-	(424)	NA
Other (expense), net	(59)	(22)	(37)	168%

Loss before provision for income taxes	(2,688)	(4,881)	2,193	(45)%
Provision for income tax	(2)	(6)	4	(67)%
Net loss and comprehensive loss	$(2,690)	$(4,887)	$2,197	(45)%

Total Net Sales, Product Revenue and Gross Profit

Total net sales were $2.7 million for the three months ended June 30, 2016, compared to $1 million for the three months ended June 30, 2015, which is primarily attributable to significantly increased sales of Avenova.

Product revenue increased by $1.7 million, or 185%, to $2.7 million from $931 thousand, and other revenue decreased by $68 thousand, or 88%, to $9 thousand from $77 thousand for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The change in product revenue was primarily the result of increased sales of Avenova in connection with our focus on product commercialization, partially offset by a reduction in other revenue resulting from the Company’s de-emphasis of technology and collaboration agreements.

Gross profit increased by $1.4 million, or 189%, to $2.2 million from $755 thousand for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase in gross profit was primarily the result of significantly increased sales of Avenova.

Research and Development

Research and development expenses decreased by $1.1 million, or 80%, to $278 thousand for the three months ended June 30, 2016, down from $1.4 million for the three months ended June 30, 2015. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $542 thousand, or 23%, to $2.9 million for the three months ended June 30, 2016, up from $2.3 million for the three months ended June 30, 2015. The increase was primarily due to the Company’s previously-announced change in business strategy, as reflected by its increase in sales representative headcount and sales and marketing activities for its continued focus on the commercialization of Avenova.

General and administrative

General and administrative expenses decreased by $688 thousand, or 35%, to $1.3 million for the three months ended June 30, 2016, down from $1.9 million for the three months ended June 30, 2015. The decrease was primarily a result of the Company’s overall cost reduction efforts, including a reduction in staff-related expenses, stock-based compensation expense, and reductions in consulting and outside services.

Non-cash (loss) on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a loss of $424 thousand for the three months ended June 30, 2016, compared to no adjustment for the three months ended June 30, 2015.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In the three months ended June 30, 2016, there was an increase in the price of the Company’s common stock above the warrants’ exercise price, which was responsible for the majority of the change in the fair value of warrant liability.

Other (expense), net

Other (expense), net increased by $37 thousand, or 168%, to $59 thousand for the three months ended June 30, 2016, up from $22 thousand for the three months ended June 30, 2015. The increase was primarily due to the interest due on the notes the Company entered into in December 2015 and January 2016 as part of our Bridge Loan, which was paid off on August 1, 2016. For additional information regarding the notes and the Bridge Loan, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended		Year- to-
	June 30,		Year	Percent
	2016	2015	Change	Change
	(in thousands)
Statement of Operations Data:
Sales:
Product revenue	$4,309	$1,423	$2,886	203%
Other revenue	73	123	(50)	(41)%
Total net sales	4,382	1,546	2,836	183%

Product cost of goods sold	1,090	401	689	172%
Gross profit	3,292	1,145	2,147	188%

Research and development	1,211	2,940	(1,729)	(59)%
Sales and marketing	5,997	4,225	1,772	42%
General and administrative	2,913	3,500	(587)	(17)%
Total operating expenses	10,121	10,665	(544)	(5)%
Operating Loss	(6,829)	(9,520)	2,691	(28)%

Non cash (loss) gain on changes in fair value of warrant liability	(809)	34	(843)	(2,479)%
Other (expense), net	(127)	(33)	(94)	285%

Loss before provision for income taxes	(7,765)	(9,519)	1,754	(18)%
Provision for income tax	(2)	(8)	6	(75)%
Net loss and comprehensive loss	$(7,767)	$(9,527)	$1,760	(18)%

 Total Net Sales, Product Revenue and Gross Profit

Total net sales were $4.4 million for the six months ended June 30, 2016, compared to $1.5 million for the six months ended June 30, 2015, which is primarily attributable to significantly increased sales of Avenova.

Product revenue increased by $2.9 million, or 203%, to $4.3 million from $1.4 million, and other revenue decreased by $50 thousand, or 41%, to $73 thousand from $123 thousand for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The change in product revenue was primarily the result of increased sales of Avenova in connection with our focus on product commercialization, partially offset by a reduction in other revenue resulting from the Company’s de-emphasis of technology and collaboration agreements.

Gross profit increased $2.1 million, or 188%, to $3.3 million from $1.1 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in gross profit was primarily the result of significantly increased sales of Avenova.

Research and Development

Research and development expenses decreased by $1.7 million, or 59%, to $1.2 million for the six months ended June 30, 2016, down from $2.9 million for the six months ended June 30, 2015. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $1.8 million, or 42%, to $6.0 million for the six months ended June 30, 2016, up from $4.2 million for the six months ended June 30, 2015. The increase was primarily due to the Company’s previously-announced change in business strategy, as reflected by its increase in sales representative headcount and sales and marketing activities for its focus on the continued commercialization of Avenova.

General and administrative

General and administrative expenses decreased by $587 thousand, or 17%, to $2.9 million for the six months ended June 30, 2016, down from $3.5 million for the six months ended June 30, 2015. The decrease was primarily a result of the Company’s overall cost reduction efforts, including a reduction in staff-related expenses, stock-based compensation expense, and reductions in consulting and outside services.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability were a loss of $809 thousand for the six months ended June 30, 2016, compared to a gain of $34 thousand for the six months ended June 30, 2015.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In the six months ended June 30, 2016, there was a reduction in the warrant strike price pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above the warrants’ exercise price, which combined for the majority of the change in the fair value of warrant liability.

Other (expense), net

Other (expense), net increased by $94 thousand, or 285%, to $127 thousand for the six months ended June 30, 2016, up from $33 thousand for the six months ended June 30, 2015. The increase was primarily due to the interest due on the notes the Company entered into in December 2015 and January 2016 as part of our Bridge Loan, which was paid off on August 1, 2016. For additional information regarding the notes and the Bridge Loan, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

As of June 30, 2016, our cash was $3.5 million, compared to $2.4 million as of December 31, 2015. We have incurred cumulative net losses of $98.3 million since inception through June 30, 2016, and we have always funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration and distribution agreements. In February 2016, we closed a financing in which we raised a total of $2.8 million, or approximately $2.6 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.2 million. Additionally, we increased our borrowings by a net of $1.4 million in January 2016 in connection with the final tranche of our Bridge Loan (which has been subsequently paid off on August 1, 2016). In May 2016, we closed the first tranche of a financing in which we raised a total of $7.8 million, or approximately $7.3 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.5 million.

Although we recently raised capital, our cash is not sufficient to fund our planned operations. To achieve this, we will continue with our historical financing strategy to raise additional capital in order to fund our operations and meet our ongoing obligations, with the goal of being cash flow positive by December 2016. There is no assurance that we will be able to raise capital, or if we are able to raise capital, that it will be on favorable terms. We incorporated additional information regarding risks related to our capital and liquidity in Item 1A. “Risk Factors” of this report, which should be read with this disclosure.

Until we can generate sufficient product revenue, we expect to finance future cash flow needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. In addition, we are seeking to monetize non-core assets such as our UCBE program. In two Phase 2 clinical studies, our AIS demonstrated clinically meaningful and statistically significant results in preventing encrustation and incidence of clinical blockage in the in-dwelling catheters of chronically-catheterized patients. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience dilution. In addition, debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. We are currently seeking partners/purchasers who would pay an up-front fee for some of our “non-core assets,” such as our urology and aesthetic dermatology programs.

 Net Cash (Used In) Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities was $7.6 million, compared to $9.9 million for the six months ended June 30, 2015. The decrease was primarily due to increased sales and a decrease in operating expenses, along with an increase in non-cash loss on change in fair value of warrant liability, partially offset by a decrease in non-cash stock-based compensation expense for options and stock issued to employees, directors and non-employee consultants.

Net Cash (Used In) Provided by Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities of $38 thousand was attributed to the purchases of property and equipment. For the six months ended June 30, 2015, net cash provided by investing activities of $15 thousand was attributed to proceeds received on disposal of equipment, net of cash spent on purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $8.7 million for the six months ended June 30, 2016 was primarily attributable to the net sale of $9.9 million of our common stock in our financings in February and May 2016, partially offset by the repayment of $2.5 million toward our Bridge Loan. Additionally, we increased our borrowings by a net of $1.4 million in January 2016 in connection with the final tranche of our Bridge Loan.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

Our commitments at June 30, 2016 consist of an operating lease. The operating lease consists of payments relating to the lease for various laboratory and office space in one office building in Emeryville, California. This lease expires on October 31, 2020, and the total commitment as of June 30, 2016 is $3.0 million due over the lease term, compared to $3.2 million as of December 31, 2015. See Note 16 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report regarding the subleasing of this space.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because the majority of our investments are in short-term debt securities.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we have maintained our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2016, and December 31, 2015, we did not have any short-term marketable securities, as all of our investment portfolio was held in cash. We do not use derivative financial instruments in our investment portfolio, and we do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to incur substantial marketing and sales expenses as we attempt to increase sales of our Avenova product. We expect to incur losses for the foreseeable future, and we may never achieve or maintain sustained profitability. In addition, at this time we are subject to the following risks:

●     our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our common stock;

●     we may be unable to develop and commercialize our product candidates; and

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

Our future capital requirements will depend on many factors, including:

●     the availability and willingness of capital markets to fund our planned operations;

●     economic conditions out of our control;

●     market acceptance and revenue growth of Avenova;

●     the extent to which we receive milestone payments or other funding from external partners, if any;

●     the scope, rate of progress, cost and results of our pre-clinical studies and clinical trials and other research and development activities, if any;

●     the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●     the cost and timing of regulatory approvals;

●     the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

●     the effect of competing technological and market developments;

●     the costs associated with marketing and selling Avenova and NeutroPhase;

●     the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

Additional financing may not be available to us on favorable terms, or at all. The securities rules and regulations limit our sale of securities registered on a Form S-3 to one-third of the aggregate market value of our outstanding common equity held by non-affiliates (the “Aggregate Market Value”) during a 12-month period as long as our Aggregate Market Value is below $75 million. In our October 2015 public offering of common stock and accompanying warrants to purchase common stock, we utilized substantially all of our remaining capacity to sell securities on Form S-3 at the time, and we currently have no capacity to sell additional securities on Form S-3. Until our Aggregate Market Value reaches $75 million, our ability to raise capital on Form S-3 is limited, especially during the period through October 2016. As a result, we may have to raise capital on a Form S-1 registration statement, which requires more disclosure than the Form S-3, would cause additional legal and other expenses, and could delay the timing of any future offerings. Even after October 2016, we may not be able to raise the amount of capital we need on a Form S-3 if our low Aggregate Market Value persists.

In connection with our Bridge Loan, we granted China Kington Asset Management Co. Ltd. (“China Kington”) a first right of refusal to lead our financings for a period that is the shorter of two years after the Bridge Loan or until our net cash flow has been no less than $0 for three consecutive months. As a result of this restriction, we might not be able to obtain the additional capital we need, or to do so on the most favorable terms.

Our ability to obtain additional financing may also be negatively affected by volatility in the financial markets, as well as the general downturn in the economy and decreased consumer confidence. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be diluted and new investors may demand rights, preferences or privileges senior to those of existing stockholders. In addition, if in the future we sell, or grant options or rights to purchase, our common stock at an effective price per share less than the subsequently adjusted exercise price of our warrants originally issued in July 2011, March 2015 and October 2015, the exercise price of these warrants will be reduced to equal such lower price, subject to certain exemptions as provided in the warrants. The exercise price of such warrants is currently set at $1.81 as a result of the Company’s February 2016 private placement offering. For additional information, please see the risk factor below entitled “If we conduct offerings in the future, the price at which we offer our securities is likely to trigger a price protection provision included in warrants originally issued in July 2011, March 2015 and October 2015, reducing the probability and magnitude of any future share price appreciation.”

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

We are pursuing options to address the stockholders’ equity deficiency as indicated in our plan submitted to the NYSE MKT. However, we cannot guarantee that we will be able to comply with the listing requirements, and therefore our common stock may be subject to delisting. If our common stock is delisted, this could, among other things, substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants, subscription agreements or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management's time and attention and could have a material adverse effect on our financial condition, business and results of operations.

If we conduct offerings in the future, the price at which we offer our securities may trigger a price protection provision included in warrants originally issued in July 2011, March 2015 and October 2015, reducing the probability and magnitude of any future share price appreciation.

As part of our October 2015 offering, we agreed to amend certain terms of the warrants we previously issued in July 2011 and March 2015 to certain investors. As a result, in four different sets of warrants issued in July 2011, March 2015 and October 2015, we agreed to provide certain price protections affecting warrants exercisable for an aggregate of 1,317,227 shares of our common stock, of which 874,425 shares must be issued, if at all, by March 6, 2020, and 442,802 shares must be issued, if at all, by October 27, 2020. Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise price of less than $5.00 per share, we have agreed to reduce the exercise price of all warrants discussed hereof to such lower price. As a result, if any future offering is conducted at a common stock price or warrant exercise price under $5.00 per share (as adjusted for any reverse stock split or similar transaction), these price protections will be triggered. The exercise price of such warrants is currently set at $1.81 as a result of the Company’s February 2016 private placement offering. The further reduction of the exercise price for the warrants discussed hereto would limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of these warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of previously issued warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

The stock prices of many companies in the pharmaceutical and biotechnology industry have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

●	successful shifting in strategy to focus on the eye care market;
●	the announcement of new products by us or our competitors;
●	the announcement of partnering arrangements by us or our competitors;
●	quarterly variations in our or our competitors’ results of operations;
●	announcements by us related to litigation;
●	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;
●	developments in our industry; and
●

general, economic and market conditions, including volatility in the financial markets, a decrease in consumer confidence and other factors unrelated to our operating performance or the operating performance of our competitors.

The volume of trading of our common stock may be low, leaving our common stock open to the risk of high volatility.

The number of shares of our common stock being traded may be very low. Any stockholder wishing to sell his/her stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Singapore”) and Mr. Jian Ping Fu. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

Anti-takeover provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

●	a classified board so that only one of the three classes of directors on our Board of Directors is elected each year
●	elimination of cumulative voting in the election of directors;
●	procedures for advance notification of stockholder nominations and proposals;
●	the ability of our Board of Directors to amend our bylaws without stockholder approval; and
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

 Pioneer Singapore, Mr. Jian Ping Fu and/or China Kington might influence our corporate matters in a manner that is not in the best interest of our general stockholders.

As of August 1, 2016, Pioneer Singapore beneficially owns approximately 33% of our common stock. Our director Mr. Xinzhou “Paul” Li is the chief executive officer and chairman of Pioneer Singapore. Pursuant to the arrangement of our Bridge Loan, two of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Singapore, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Mr. Jian Ping Fu beneficially owns approximately 25% of our common stock. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during the last year.

As a result, Pioneer Singapore and China Kington have input on all matters before our Board of Directors and may be able to exercise significant influence over all matters requiring board and stockholder approval. Please see the risk factor entitled “We may be unable to raise additional capital on acceptable terms in the future, which may in turn limit our ability to develop and commercialize products and technologies.” Pioneer Singapore and China Kington may choose to exercise their influence in a manner that is not in the best interest of our general stockholders.

In addition, were Pioneer Singapore and Mr. Fu to cooperate, they could unilaterally elect all of their preferred director nominees at our 2017 Annual Meeting of Stockholders. Even with our classified board, Pioneer Singapore and Mr. Fu could ensure that five (5) of our eight (8) directors are either nominees of Pioneer Singapore or China Kington. In the interim, Pioneer Singapore, China Kington and/or Mr. Fu could exert significant indirect influence on us and our management in anticipation of a possible change in control of our Board of Directors.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382. The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our products and product candidates will require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers and partners often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers and partners are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with Quality Systems Regulations, current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party compliance with these regulations and standards. If any of our manufacturers or partners fails to maintain compliance, the production of our products could be interrupted, resulting in delays, additional costs and potentially lost revenues.

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

Even if the FDA has cleared or approves product candidates that we develop, physicians and patients may not accept and use them. Acceptance and use of our products may depend on a number of factors including:

●     perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;

●     published studies demonstrating the cost-effectiveness of our products relative to competing products;

●     availability of reimbursement for our products from government or healthcare payers; and

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

We compete for market share against fully-integrated pharmaceutical and medical device companies or other companies that develop products independently or collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, have substantially greater capital resources, larger research and development staffs and facilities, and greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs and devices;
●	conducting preclinical testing and human clinical trials;
●	obtaining FDA and other regulatory approvals of product candidates;
●	formulating and manufacturing products; and
●	launching, marketing, distributing and selling products.

Our competitors may:

●	develop and patent processes or products earlier than we will;
●	develop and commercialize products that are less expensive or more efficient than any products that we may develop;
●	obtain regulatory approvals for competing products more rapidly than we will; and
●	improve upon existing technological approaches or develop new or different approaches that render any technology or products we develop obsolete or uncompetive.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued and sold an aggregate 6,173,299 shares of unregistered Company common stock and warrants exercisable for 3,086,651 shares of unregistered Company common stock to ten accredited investors in a two tranche private placement pursuant to a securities purchase agreement dated April 4, 2016. The warrants are exercisable for a period of four years following the date of issuance at an exercise price of $1.91 per share. The private placement’s two tranches closed on May 6, 2016 and August 1, 2016 and provided the Company with an aggregate $11,791,000 in gross proceeds. From the proceeds of the private placement, the Company repaid the Bridge Loan and paid its placement agent, China Kington, a commission equal to six percent of gross proceeds on sales to non-U.S. investors domiciled outside the United States. Such sales were $10,300,000 in the aggregate, resulting in an aggregate commission of $678,000. The Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and by Rule 506 of Regulation D.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2016	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: August 11, 2016	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/04/2014
3.3	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	10/02/2015
3.4	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	12/21/2015
3.5	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering.	8-K	4.4	10/27/2015
4.3	Form of Warrant issued in December 2012 offering.	8-K	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering.	8-K	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 offering (issued with 15-month term).	8-K	4.2	10/27/2015
4.6	Form of Warrant issued in March 2015 offering (issued with 5-year term).	8-K	4.3	10/27/2015
4.7	Form of Warrant issued in May 2015 offering.	10-Q	4.7	8/13/2015
4.8	Form of Warrant issued in October 2015 offering.	8-K	4.1	10/27/2015
4.9	Form of Warrant issued in May and August 2016 offering.	8-K	4.1	4/05/2016
4.10	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	4.2	4/05/2016
10.1	Securities Purchase Agreement (among the Company and each of the purchasers named therein).	8-K	10.1	4/05/2016
10.2	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek)	8-K	10.1	5/27/2016
10.3	Sublease (between the Company and Zymergen, Inc.)	8-K	10.1	7/15/2016
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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