Form 10-Q
period 2016-09-30
NovaBay Pharmaceuticals, Inc.
filed 2016-11-10
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33678

NOVABAY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0454536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Powell Street, Suite 1150, Emeryville, CA 94608

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

As of November 9, 2016, there were 15,134,971 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets: September 30, 2016 (unaudited) and December 31, 2015	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and nine months ended September 30, 2016 and 2015	2

	3.	Consolidated Statements of Cash Flows (unaudited): Nine months ended September 30, 2016 and 2015	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.		Controls and Procedures	34

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	34

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.		Exhibits	42

SIGNATURES			43

EXHIBIT INDEX			44

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiary, as applicable.

NovaBay®, NovaBay Pharma®, AvenovaTM, NeutroPhase®, CelleRx®, intelli-Case™, AgaNase®, Aganocide®, AgaDerm®, Neutrox™ and Going Beyond AntibioticsTM are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

 i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	Footnote 2
ASSETS
Current assets:
Cash and cash equivalents	$9,430	$2,385
Accounts receivable, net of allowance for doubtful accounts ($14 and $40 at September 30, 2016 and December 31, 2015, respectively)	2,079	536
Inventory, net of allowance for obsolete inventory and lower cost of market ($77 and $45 at September 30, 2016 and December 31, 2015, respectively)	1,084	1,345
Prepaid expenses and other current assets	1,827	261
Total current assets	14,420	4,527
Property and equipment, net	282	395
Other assets	439	155
TOTAL ASSETS	$15,141	$5,077

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$387	$2,483
Accrued liabilities	1,880	1,980
Deferred revenue	1,461	170
Total current liabilities	3,728	4,633
Deferred revenues - non-current	1,913	2,248
Deferred rent	248	189
Notes payable, related party	—	1,655
Warrant liability	2,336	1,450
Other liabilities	198	—
Total liabilities	8,423	10,175

Stockholders' equity (deficit):
Common stock, $0.01 par value; 240,000,000 shares authorized, 14,865,507 and 3,486,232 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	149	35
Additional paid-in capital	108,592	85,387
Accumulated deficit	(102,023)	(90,520)
Total stockholders' equity (deficit)	6,718	(5,098)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,141	$5,077

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales:
Product revenue	$3,262	$1,136	$7,571	$2,559
Other revenue	176	64	249	187
Total net sales	3,438	1,200	7,820	2,746

Product cost of goods sold	566	269	1,656	670
Gross profit	2,872	931	6,164	2,076

Research and development	4	1,563	1,215	4,503
Sales and marketing	2,663	3,035	8,660	7,260
General and administrative	2,218	1,681	5,131	5,181
Total operating expenses	4,885	6,279	15,006	16,944
Operating Loss	(2,013)	(5,348)	(8,842)	(14,868)

Non-cash (loss) gain on changes in fair value of warrant liability	(1,671)	139	(2,480)	173
Other expense, net	(52)	(31)	(179)	(64)

Loss before provision for income taxes	(3,736)	(5,240)	(11,501)	(14,759)
Provision for income tax	—	(2)	(2)	(10)
Net loss and comprehensive loss	$(3,736)	$(5,242)	$(11,503)	$(14,769)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.34)	$(1.77)	$(1.54)	$(5.68)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	10,912,616	2,957,477	7,480,985	2,598,052

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015

Operating activities:
Net loss	$(11,503)	$(14,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	123
Gain on disposal of property and equipment	(232)	(1)
Stock-based compensation expense for options and stock issued to employees and directors	889	869
Stock-based compensation expense for options and stock issued to consultants and advisory board members	185	140
Issuance of Restricted Stock Units (“RSUs") to employees	133	—
Issuance of RSUs to consultants and advisory board members	20	—
Warrant modification	270	—
Note receivable impairment	91	—
Leasehold improvements impairment	66	—
Non-cash loss (gain) on change in fair value of warrant liability	2,480	(173)
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	(307)
Inventory	261	(1,001)
Prepaid expenses and other assets	(1,433)	1
Other long-term assets	(374)	—
Accounts payable and accrued liabilities	(2,061)	1,057
Deferred rent	59	15
Deferred revenue	956	(24)
Long-term obligations	198	—
Net cash used in operating activities	(11,441)	(14,070)

Investing activities:
Purchases of property and equipment	(78)	(46)
Proceeds from disposal of property and equipment	—	37
Net cash used in investing activities	(78)	(9)

Financing activities:
Proceeds from common stock issuances, net	13,648	—
Proceeds from exercise of warrants, net	6,571	—
Proceeds from borrowings	1,365	—
Repayment of borrowings	(3,020)
Proceeds from shelf offering, net	—	12,033
Net cash provided by financing activities	18,564	12,033
Net increase (decrease) in cash and cash equivalents	7,045	(2,046)
Cash and cash equivalents, beginning of period	2,385	5,429
Cash and cash equivalent, end of period	$9,430	$3,383

Supplemental disclosure of non-cash information
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$7	$—
Fixed asset purchases, included in accounts payable and accrued liabilities	$20	$—
Exchange of equipment for services	$279	$—
Interest paid	$51	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on commercializing prescription Avenova® daily lid and lash hygiene in the domestic eye care market.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada and was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which was formed to explore dermatological opportunities and was dissolved in April 2016. In June 2010, the Company changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references herein to “the Company” refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. Historically, the Company operated as four business segments. However, at the direction of its Board of Directors, the Company is now focused primarily on commercializing prescription Avenova for managing hygiene of the eyelids and lashes in the United States and is now managed as a single business segment.

Effective December 18, 2015, the Company effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”) (See Note 11). The accompanying financial statements and related notes give retroactive effect to the Reverse Stock Split.

Need to Raise Additional Capital

The Company has incurred significant losses from operations since inception and expects losses to continue until the Company reaches its goal of becoming cash flow breakeven from operations. The Company currently expects to reach positive cash flow from operations by the end of December 2016. As of September 30, 2016, the Company had cash and cash equivalents of $9.4 million. The Company’s operating plans call for cash expenditures to exceed $19.4 million over the next twelve months. Even if the Company becomes cash flow breakeven from operations, the Company may need to raise additional capital to fund its operations, including through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may not be on terms that are favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets and might realize significantly less value than the values at which such assets are carried on its financial statements, and stockholders may lose all or part of their investment in Company common stock.

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

Reclassifications

Prior period amounts in the accompanying consolidated balance sheets have been reclassified to conform to current period presentation. The reclassifications did not change total assets, total liabilities, or total stockholders’ equity (deficit).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DermaBay, Inc., as applicable. DermaBay, Inc. was dissolved by the Company in April 2016. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2016, and December 31, 2015, the Company’s cash and cash equivalents were held in three highly-rated, major financial institutions in the United States.

The Company classifies all highly-liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments. Short-term investments generally consist of municipal and corporate debt securities. The Company has classified its short-term investments as available-for-sale. The Company does not intend to hold securities with stated maturities greater than twelve months until maturity. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other-than-temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. The interest income and realized gains and losses are included in other expense, net, within the consolidated statements of operations and comprehensive loss. Interest income is recognized when earned. As of September 30, 2016 and December 31, 2015, the Company had no short-term investments.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits of cash and cash equivalents with three highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.

During the three months and nine months ended September 30, 2016, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners. During the three months and nine months ended September 30, 2015, revenues were derived primarily from one collaboration partner, service revenues and sales of NeutroPhase.

As of September 30, 2016, 36%, 25% and 17% of accounts receivable were from three major distribution partners. As of December 31, 2015, 41% and 18% of accounts receivable were from two major distribution partners.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected as of the end of September 30, 2016. As of September 30, 2016 and December 31, 2015, management had reserved $14 thousand and $40 thousand, respectively, primarily based on specific amounts that are in dispute and are over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method. The inventory allowance for lower cost or market, obsolete inventory, and excess inventory was $77 thousand and $45 thousand at September 30, 2016 and December 31, 2015, respectively.

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

In September 2016, the Company sub-leased its prior headquarters and determined that its leasehold improvements were impaired. This resulted in a $66 thousand impairment charge recorded to general and administrative expense for the third quarter of 2016, and is reflected in the results for the three and nine months ended September 30, 2016.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. During the first quarter of fiscal year 2016, the Company impaired a note receivable which was deemed to no longer be collectable, as the originator of the loan is not in business and the collateral held against the loan did not possess value in an amount sufficient to satisfy the loan. As a result, a $91 thousand impairment charge was recorded to research and development expense for the first quarter of fiscal year 2016, and is reflected in the results of the nine months ended September 30, 2016. There were no impairments during the three and nine months ended September 30, 2015. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

Revenue Recognition

The Company sells products through a limited number of distributors and via its webstore. The Company generally records product sales upon shipment to the final customer for its webstore sales and upon shipment from its distributor to the final customers for its major distribution partners.

The Company recognizes product revenue when: (i) persuasive evidence that a sale arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) the Company’s price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid the Company, or the customer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the customer's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated. If these factors were to vary, the resulting change could have a material effect on our revenue recognition and on the Company’s results of operations.

Product Revenue Allowances

Product revenue is recognized, net of cash consideration paid to our customers and wholesalers, for services rendered by wholesalers in accordance with such wholesalers’ agreements and includes both a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Other Revenue

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, and payments based upon achievement of certain milestones and royalties on net product sales. In accordance with authoritative guidance, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting, and revenue is recognized over the performance obligation period. The Company recognizes other revenue when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. If these factors were to vary, the resulting change could have a material effect on the Company’s revenue recognition and results of operations.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other cost of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable.

The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was $47 thousand and $84 thousand for the three and nine month periods ended September 30, 2016, respectively. The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was zero for the three and nine month periods ended September 30, 2015.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Updates (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 12 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Basic EPS is computed by dividing net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended September 30, 2016 and 2015, and the nine months ended September 30, 2016 and 2015, there was no difference between basic and diluted EPS due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net loss	$(3,736)	$(5,242)	$(11,503)	$(14,769)

Basic Shares	10,912,616	2,957,477	7,480,985	2,598,052
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	10,912,616	2,957,477	7,480,985	2,598,052

Basic and diluted net loss per share	$(0.34)	$(1.77)	$(1.54)	$(5.68)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Period end stock options to purchase common stock	1,502	344
Period end common stock warrants	929	1,015
	2,431	1,359

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April and May 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, and transition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition update guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the potential impact of this new standard on its consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure if substantial doubt exists. The new standard is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not believe adoption of this standard will result in a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018. The Company is evaluating the effects of the adoption of this guidance to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Leases (Topic 840). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2019. The Company is evaluating the effects of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes such interim period. The Company is evaluating the effects of the adoption of this guidance to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight specific issues regarding the treatment of cash flow. This update is effective for the Company for its fiscal year 2018. The Company is currently evaluating the effects of the adoption of ASU 2016-15 to its consolidated financial statements.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurements Using

(in thousands)	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100	$100	$—	$—
Total assets	$100	$100	$—	$—

Liabilities
Warrant liability	$2,336	$—	$—	$2,336
Total liabilities	$2,336	$—	$—	$2,336

For the three and nine month periods ended September 30, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash expense on an increase in the fair value of the warrants of $1,671 thousand and $2,480 thousand, respectively, in its consolidated statement of operations and comprehensive loss. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2015	$1,450
Increase in fair value at March 31, 2016	385
Fair value of warrant liability at March 31, 2016	1,835
Increase in fair value at June 30, 2016	424
Fair value of warrant liability at June 30, 2016	2,259
Increase in fair value on exercise date and at September 30, 2016	1,671
Fair market value of warrants transferred to equity upon exercise	(1,594)
Fair value of warrant liability at September 30, 2016	$2,336

NOTE 4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Prepaid outsourced sales team	$646	$—
Prepaid sales rebate	530	—
Prepaid rent	196	—
Prepaid research and development services	140	—
Inventory deposit	29	84
Other	286	177
Total prepaid expenses and other current assets	$1,827	$261

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials and supplies	$769	$660
Goods in process	—	248
Finished goods	392	482
Less allowance for obsolete inventory and lower cost of market	(77)	(45)
Total inventory	$1,084	$1,345

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Office and laboratory equipment	$214	$1,633
Furniture and fixtures	183	254
Software	100	37
Leasehold improvements	181	173
Total property and equipment, at cost	678	2,097
Less: accumulated depreciation	(396)	(1,702)
Net property and equipment	$282	$395

In September 2016, the Company sub-leased its prior headquarters and determined that its leasehold improvements were impaired. This resulted in a $66 thousand impairment charge recorded to general and administrative expense for the third quarter of 2016, and is reflected in the results for the three and nine months ended September 30, 2016.

In September 2016, the Company transferred title to a significant portion of its lab equipment in exchange for research and development services. As a result, the Company recognized a $232 thousand gain on the sales of these assets, which was recorded to research and development expense for the third quarter of fiscal year 2016, and is reflected in the results for the three and nine months ended September 30, 2016.

Depreciation and amortization expense was $31 thousand and $41 thousand for the three months ended September 30, 2016 and 2015, respectively, and $98 thousand and $123 thousand for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Research and development	$12	$394
Employee payroll and benefits	449	614
Severance pay	512	590
Inventory	130	12
Sales rebate	149	150
Outsourced sales team	299	-
Other	329	220
Total accrued liabilities	$1,880	$1,980

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

The proceeds from the Notes were used for general corporate purposes. Minimum quarterly payments of principal and interest began on March 31, 2016 and were scheduled to continue on the last day of each of June, September, December and March thereafter. The entire principal sum and any and all accrued and unpaid interest was payable in full upon the Company’s next financing, subsequent to the dates of the notes, but in no event would the term of the Loan extend beyond December 30, 2018, except for the loan by Mr. Fu, the term of which was to extend three (3) years from the date of issuance. The Notes carried an interest rate of six percent (6%) per annum and could be prepaid in whole or in part at any time without premium or penalty.

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

As consideration to China Kington for facilitating the Loan, the Company agreed to the following: (1) the grant of a first right of refusal for China Kington (or its designee that shall be acceptable to the Company in its reasonable discretion) to lead financings for the Company for a period that is the shorter of two (2) years or the day that the Company’s cash flow has been equal to or greater than $0 in each month for three (3) consecutive months, subject to certain limitations; (2) the participation of Mr. Sieczkarek as a Lender in the financing; (3) the participation of the Company’s Board of Directors, management and investors that the Board of Directors and management provide, to contribute an aggregate nine percent (9%) of funds in the Company’s next financing; (4) the appointment of two new members to the Company’s Board by China Kington; and (5) the Company’s agreement to reasonably cooperate with reasonable requests made by an auditor engaged, and paid for, by China Kington, subject to certain limitations. Upon the recommendation of China Kington, and after reviewing their relevant experiences and background and discussing the same, on January 26, 2016 the Board of Directors unanimously appointed Mr. Mijia “Bob” Wu and Mr. Xiaoyan “Henry” Liu to serve as Class I and Class III members of the Company’s Board, respectively. Because Bob Wu is the Managing Director of China Kington, China Kington became a related party upon his appointment to the Company's Board of Directors.

Upon closing the first tranche of an $11.8 million private placement on May 6, 2016 and by agreement with the Lenders, the Company used $2.5 million of the proceeds from the private placement to repay principal on the Notes issued to the Lenders.

Upon closing the second tranche of such $11.8 million private placement on August 1, 2016, the Company repaid the remaining principal on the Notes in the amount of $520 thousand.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

On August 24, 2016, the Company entered into an Office Lease (the “Lease”), pursuant to which the Company leased approximately 7,799 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 (the “Premises”) from KBSIII Towers at Emeryville, LLC (the “Landlord”), for the Company’s new principal executive offices. The expiration date of the Lease is February 28, 2022, which is the last day of the month sixty-three (63) months following the month in which the commencement date occurs (the “Lease Term”), unless earlier terminated pursuant to any provision of the Lease. Under the Lease, the Company has the option to occupy temporary space in the same building at 2000 Powell Street until the leased Premises are completed. The Company is currently utilizing the option to occupy the temporary space, but expects to occupy Suite 1150 as of December 1, 2016. The Company also has the option to extend the term of the Lease for one five (5)-year period upon written notice to the Landlord which is no earlier than twelve (12) months and no later than nine (9) months prior to the expiration of the then current term. The effective monthly base rental rate for the first twelve (12) months of the Lease is $4.15 per square foot ($338,390 annually), and increases approximately three percent (3%) every eleven (11) months thereafter beginning with the thirteenth (13th) month of the Lease, with a maximum monthly rental rate of $4.81 per square foot ($450,250 annually) for months sixty-one (61) to sixty-three (63) of the Lease. The Company will also be responsible for its share of the direct expenses of the Premises, or 2.16%, which includes certain additional operating expenses, utilities costs and tax expenses. The Landlord has agreed to abate all of the Company’s monthly base rental payments for the first three (3) full calendar months of the Lease. The Company was also required to provide a standby letter of credit (the “Letter of Credit”) as security for performance of its obligations and for all losses and damages the Landlord may suffer as a result of any default by the Company under the Lease in the initial amount of $323,658, which is recoded in other assets. Provided that no default occurs under the terms of the Lease, and certain financial requirements are met, the Company will be entitled to periodically reduce the amount of the Letter of Credit down to a maximum of approximately $151,823 as of the last day of the sixtieth (60th) full calendar month of the Lease Term.

The Company leases laboratory facilities and office space at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (“EmeryStation”) under an operating lease which will expire on October 21, 2020. On July 11, 2016, the Company entered into a Sublease Agreement to sublease 16,465 rentable square feet of real property at EmeryStation (the “Sublease Agreement”). The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, the expiration date of the Company’s lease for the Premises, as amended, unless earlier terminated pursuant to any provision of the Company’s lease for EmeryStation, as amended, or the Sublease Agreement. As a result of the sublease, the Company recorded a non-cash loss of $26 thousand, and an impairment to leasehold improvements of $66 thousand, which were recorded to general and administrative expense.

Rent expense was approximately $360 thousand and $257 thousand for the three months ended September 30, 2016 and 2015, respectively. Rent expense was approximately $873 thousand and $758 thousand for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s monthly rent payments fluctuate under the various lease and sublease agreements. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company shall indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable the Company to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liability has been recorded for these agreements as of September 30, 2016.

In the normal course of business, the Company provides indemnification of varying scope under agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to their products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2016.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of September 30, 2016, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement dated March 3, 2015 (the “March SPA”) agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (which expired March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in its October 2015 offering (as described below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both warrants issued with a 15-month term (the “Short-Term Warrants”) and warrants issued with a 60-month term (the “Long-Term Warrants”) pursuant to the March SPA (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement dated June 29, 2011 (the “July 2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the July 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the July 2011 Warrants to March 6, 2020. A price protection provision also was added to both the July 2011 Warrants and the March 2015 Warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price per share than $5.00, the exercise price of such warrants will be reduced to that lower price.

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

The key assumptions used to value the warrants after modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.60

The key assumptions used to value the July 2011 Warrants after modification as of September 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	September 30, 2016	December 31, 2015
Expected price volatility	100.00%	80.00%
Expected term (in years)	3.43	4.18
Risk-free interest rate	0.94%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.14	$1.10

In March 2015, the Company issued both the Short-Term Warrants ($15.00 per share exercise price) and the Long-Term Warrants ($16.25 per share exercise price). At that time, the Company determined that these warrants qualified for equity accounting and did not contain embedded derivatives that required bifurcation. After the Company’s agreement to modify the terms of the March 2015 Warrants and July 2011 Warrants in October 2015, the Company evaluated the change in terms of the March 2015 Warrants and noted that the change in terms resulted in liability classification of both the Short-Term and Long-Term Warrants. The March 2015 Warrants were re-issued and valued as of October 27, 2015 at a total of $1.8 million with the new terms, and a modification expense was recorded at the difference between the fair value of the warrants on their new terms after modification as of October 27, 2015 and the fair value of the warrants on their original terms prior to modification as of October 27, 2015. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations.

The key assumptions used to value the Short-Term and Long-Term Warrants after modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.78

The key assumptions used to value the Short-Term Warrants after modification as of September 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	September 30, 2016	December 31, 2015
Expected price volatility	100.00%	80.00%
Expected term (in years)	3.43	4.18
Risk-free interest rate	0.94%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.23	$1.16

The key assumptions used to value the Long-Term Warrants after modification as of September 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	September 30, 2016	December 31, 2015
Expected price volatility	100.00%	80.00%
Expected term (in years)	3.43	4.18
Risk-free interest rate	0.94%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.22	$1.16

As noted above, in October 2015, the Company issued warrants in connection with an underwriting agreement. The Company evaluated the terms of the warrants and noted that under ASC 480, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations. The fair value of the warrants at issuance on October 27, 2015 was $1.3 million.

The key assumptions used to initially value the October 2015 warrants at October 27, 2015 were as follows:

Assumption
Expected price volatility	75.50%
Expected term (in years)	5.00
Risk-free interest rate	1.38%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.82

The key assumptions used to value the warrants after modification as of September 30, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	September 30, 2016	December 31, 2015
Expected price volatility	95.00%	77.50%
Expected term (in years)	4.08	4.83
Risk-free interest rate	1.02%	1.72%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.30	$1.21

During the third quarter of 2016, a total of 518,281 warrants to purchase 518,281 shares of common stock were exercised related to the July 2011, March 2015 and October 2015 warrants resulting in gross proceeds of $938 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The non-cash loss of $1.6 million was recorded as a result of these warrant liability revaluations, which was subsequently transferred to equity as of the date of their exercise.

The details of all outstanding warrant liability as of September 30, 2016, were as follows:

Dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	100,507	$316
Long-Term Warrants	127,919	413
Short-Term Warrants	172,667	556
October 2015 Warrants	318,602	1,051
	719,695	$2,336

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendments to Articles of Incorporation – Reverse Stock Split

Effective December 18, 2015, the Company amended its Certificate of Incorporation to affect a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders on December 11, 2015. The accompanying financial statements and related notes give retroactive effect to this Reverse Stock Split.

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of September 30, 2016, and December 31, 2015, there were no shares of Company preferred stock outstanding.

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

On April 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale of an aggregate 6,173,299 shares of Common Stock, par value $0.01 per share (the “Shares”) and warrants (the “Warrants”) exercisable for 3,086,651 Shares (the “Warrant Shares”) to accredited investors for an aggregate purchase price of $11.8 million (the “Private Placement”). The warrants have a 4-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE MKT, is $4.00 or greater for five sequential trading days. The Private Placement closed in two tranches, the first of which closed on May 5, 2016, resulting in proceeds to the Company of $7.8 million (the “Primary Closing”), and the second of which closed on August 1, 2016, resulting in proceeds of $4.0 million to the Company (the “Secondary Closing”). In the Primary Closing, the Company issued 4,079,058 shares of Common Stock and Warrants exercisable for 2,039,530 shares of Common Stock. In the Secondary Closing, the Company issued 2,094,241 shares of Common Stock and Warrants exercisable for 1,047,121 shares of Common Stock. Both the Primary Closing and the Secondary Closing were subject to the same terms, containing customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Purchasers (as defined below) and other obligations of the parties and termination provisions.

The purchasers include Pioneer Singapore, which purchased 2,617,802 Shares and 1,308,902 Warrants, Mr. Jian Ping Fu, who purchased 1,937,173 Shares and 968,587 Warrants, the Company’s Chairman, President and CEO Mr. Mark M. Sieczkarek, who purchased 523,560 Shares and 261,780 Warrants, Mrs. Ping Huang, who purchased 523,560 Shares and 261,780 Warrants, Mr. Hai Dong Pang, who purchased 209,424 Shares and 104,712 Warrants, Mr. Yin Ping Wang, who purchased 104,712 Shares and 52,356 Warrants, Mr. Blake F. Andros, who purchased 100,000 Shares and 50,000 Warrants, and the Children’s Brain Disease Foundation, Dr. Dean Rider and Mr. Andy R. Geckler, each of whom purchased 52,356 Shares and 26,178 Warrants (collectively, the “Purchasers”). Messrs. Fu, Pang, Wang, Andros and Geckler, Dr. Dean Rider and the Children’s Brain Disease Foundation participated only in the Primary Closing, Mrs. Huang participated only in the Secondary Closing, and Pioneer Singapore and Mr. Sieczkarek participated in both the Primary Closing and the Secondary Closing. Pioneer Singapore and Messrs. Fu and Sieczkarek also participated in the Company’s previous private placement that closed on February 24, 2016.

China Kington Asset Management Co. Ltd. served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds received by the Company upon closing pursuant to the purchases by Pioneer, Mrs. Huang, and Messrs. Fu, Pang and Wang.

Also on April 4, 2016, the Company entered into a separate registration rights agreement (the “Registration Rights Agreement”) with Messrs. Andros and Geckler, Dr. Rider, and the Children’s Brain Disease Foundation (the “Participating Purchasers”), pursuant to which the Company agreed to file as many registration statements with the SEC as may be necessary to cover the resale of the Shares and the Warrant Shares held by the Participating Purchasers, to use its commercially reasonable efforts to have all such registration statements declared effective within the time frames set forth in the Securities Purchase Agreement and the Registration Rights Agreement, and to keep such registration statements effective for the terms defined therein. The Company filed such Registration Statement to cover the resale of the Shares and Warrant Shares held by the Participating Purchasers with the SEC on June 9, 2016 and received effectiveness of such Registration Statement on June 20, 2016 (Registration Number 333-211943).

During the third quarter of 2016, the Company recorded $6.6 million in net proceeds upon the exercise of 3,613,261 of the Company’s warrants for 3,613,261 shares of the Company’s Common Stock. As consideration for the facilitation of the exercise of certain of these warrants held by non-U.S. citizens domiciled outside of the United States, China Kington received a six percent (6%) commission on the aggregate proceeds to the Company pursuant to such exercises. The amount of such commission was approximately $338 thousand.

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

In August 2016, the Company issued 1,047,121 warrants at the Secondary Closing pursuant to the Securities Purchase Agreement. Please see the preceding subsection, “Common Stock,” for further details.

Effective September 29, 2016, the Company modified the exercise price of all warrants issued pursuant to the securities purchase agreement, dated May 18, 2015, from $19.50 to $3.15 per share, which reflected a discount of approximately sixteen percent (16%) to the closing price of the Company’s Common Stock on September 27, 2016. The Company has estimated the value of warrant modification as of the date of the modification by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. As a result of this modification, the Company recorded a non-cash loss of $270 thousand in general and administrative expense.

The details of all outstanding warrants as of September 30, 2016, are as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2015	1,458	$5.19
Warrants granted	3,087	1.91
Warrants exercised	(3,613)	1.91
Warrants expired	(3)	78.13
Warrants outstanding September 30, 2016	929	$2.12

NOTE 12. EQUITY-BASED COMPENSATION

Equity Compensation Plans

Prior to its Initial Public Offering (the “IPO”), the Company had two equity plans in place: the 2002 Stock Option Plan and the 2005 Stock Option Plan. Upon the closing of the IPO in October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board. In conjunction with the adoption of the 2007 Plan, no further option awards may be granted under the 2002 or 2005 Stock Option Plans, and any option cancellations or expirations from the 2002 or 2005 Stock Option Plans may not be reissued.

On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock reserved for issuance thereunder by 1,124,826 shares, for an aggregate 3,124,836 shares available under the 2007 Plan. As of September 30, 2016, there were 97,200 shares available for future grant under the 2007 Plan.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and, if granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. All of the options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. The Company issues new shares to satisfy option exercises under the plans.

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2016, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	388	$32.03	6.2	19
Options granted	1,199	$2.71
Restricted stock units granted	74	$—
Options exercised	-	$—
Restricted stock units vested	(74)	$—
Options forfeited/cancelled/expired	(85)	$36.87
Outstanding at September 30, 2016	1,502	$8.64	8.9	$1,718

Vested and expected to vest at September 30, 2016	1,478	$8.40	8.9	$1,691

Vested at September 30, 2016	325	$27.04	6.2	$—

Exercisable at September 30, 2016	325	$27.04	6.2	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE MKT as of September 30, 2016 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised for the three and nine months ended September 30, 2016. Accordingly, the Company received no cash payments for the exercise of stock options during the three and nine months ended September 30, 2016. There were no stock option awards exercised for the three months ended September 30, 2015. The aggregate intrinsic value of stock option awards exercised was $4 thousand for the nine months ended September 30, 2015.

As of September 30, 2016, total unrecognized compensation cost related to unvested stock options and restricted stock was $1.9 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.84 years.

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

During the nine months ended September 30, 2016 and 2015, the Company granted options to purchase an aggregate of 1,110,000 and 26,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine months ended September 30,
Assumption	2016	2015
Expected price volatility	84%	74%
Expected term (in years)	7.03	5.35
Risk-free interest rate	1.56%	1.65%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.03	$10.00

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

Dividend Yield—The Company has not made any dividend payments, nor does it have plans to pay dividends in the foreseeable future.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Additionally, during the nine months ended September 30, 2016 and 2015, the Company issued 64,000 and 6,000 shares of common stock, respectively, to employees.

For the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense of $610 thousand and $192 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense of $1,022 thousand and $869 thousand, respectively, for stock based awards to employees and directors.

In the second quarter of 2015, the Company modified stock options owned by two of its directors, Mr. Cashion and Mr. Wicks, each of whom retired at the Company’s 2015 annual meeting of stockholders in June 2015. All outstanding stock options held by Mr. Cashion and Mr. Wicks became fully vested upon retirement, and the option exercise period for Mr. Cashion and Mr. Wicks was extended from three months to four years, calculated from the date of retirement. Options with an expiration date prior to the end of the exercise period maintained the same expiration date. In connection with the stock option modification, the Company recognized stock-based compensation expense of $185 thousand.

During the second and third quarters of 2016, the Company modified stock options held by two of its directors, Mr. Radaelli and Mr. McPherson, each of whom resigned as directors of the Company, effective May 6, 2016 and August 24, 2016, respectively. All outstanding stock options held by Mr. Radaelli and Mr. McPherson became fully vested upon retirement, and the option exercise period for Mr. Radaelli and Mr. McPherson was extended from three months to four years, calculated from each former director’s respective date of resignation. Options with an expiration date prior to the end of the exercise period maintained the same expiration date. In connection with the stock option modification, the Company recognized stock-based compensation expense of $58 thousand.

Stock-Based Awards to Non-Employee Consultants

During the nine months ended September 30, 2016 and 2015, the Company granted options to purchase an aggregate of 89,000 and 12,000 shares of common stock, respectively, to non-employee consultants in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2016	2015
Expected price volatility	88%	79%
Expected term (in years)	9.99	9.38
Risk-free interest rate	1.61%	2.07%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.29	$13.50

The Company granted restricted stock to non-employee consultants totaling 10,000 and 1,000 shares of common stock in the nine months ended September 30, 2016 and 2015, respectively, in exchange for advisory and consulting services.

For the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense of $100 thousand and $29 thousand, respectively, related to non-employee consultant stock and option grants. For the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense of $205 thousand and $140 thousand, respectively, related to non-employee consultant stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and common stock discussed above is as follows. The amounts that would have been charged to cost of goods sold are not material and have been included in general and administrative expense below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Research and development	$63	$86	$142	$266
Sales and marketing	62	-	113	-
General and administrative	585	135	972	743
Total stock-based compensation expense	$710	$221	$1,227	$1,009

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

The Company did not recognize any revenue under the Virbac agreement during the three and nine months ended September 30, 2016 and 2015, respectively.

The Company had a deferred revenue balance of $246 thousand as of both September 30, 2016 and December 31, 2015 related to this agreement, which consisted of the unamortized balances on the upfront technology access fee and option fee and support for ongoing research and development.

NeutroPhase Distribution Agreements

 In January 2012, the Company entered into a distribution agreement with Pioneer Pharma Co., Ltd (“Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products in China, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, the Company received an upfront payment of $313 thousand. NovaBay also received $313 thousand in January 2013, related to the submission of the first marketing approval for the product to the China Food and Drug Administration (“CFDA”) (formerly the SFDA, State Food and Drug Administration), which was submitted in December 2012. The distribution agreement provides that Pioneer is entitled to receive cumulative purchase discounts of up to $500 thousand upon purchase of the NeutroPhase product. The deferred revenue will be recognized as the purchase discounts are earned, with the remaining deferred revenue recognized ratably over the product distribution period.

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

Pursuant to the Pioneer Purchase Agreement, the Company also received $2.5 million from Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 32,000 units in September 2012; and (2) 48,000 units in October 2012, with both tranches at a purchase price of $31.25 per share. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes-Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1.0 million, the Company reallocated $600 thousand from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, Avenova and CelleRx, both developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

Revenue has been recognized under this agreements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Amortization of upfront technology access fee	$6	$6	$64	$19
Product revenue	-	-	236	79
Total revenue recognized	$6	$6	$300	$98

The Company had a deferred revenue balance of $1,319 thousand and $1,382 thousand as of September 30, 2016 and December 31, 2015, respectively, related to these agreements, which consisted of the unamortized balances on the upfront technology access fee and the support for ongoing research and development.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its Avenova product with McKesson Corporation (“McKesson”) as part of the Company’s commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health. In April 2015, the Company also signed a nationwide distribution agreement with AmerisourceBergen to market Avenova. Since December 2015, the Company has signed nationwide distribution agreements with Willow Pharmacy, Allure Pharmacy, Smith Drug Company and Dakota Drug to market Avenova.

During the three months ended September 30, 2016 and September 30, 2015, the Company earned $2,085 thousand and $321 thousand, respectively, in sales revenue for its Avenova product from its distribution agreements.

During the nine months ended September 30, 2016 and September 30, 2015, the Company earned $4,302 thousand and $482 thousand respectively, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $1,207 thousand and $24 thousand as of September 30, 2016 and December 31, 2015, respectively, for its Avenova product from its distribution agreements.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the nine months ended September 30, 2016.

NOTE 15. RELATED PARTY TRANSACTIONS

Related Party Loans

See Note 8, “Related Party Notes Payable” for a description of the Loan with the following related parties: Mr. Sieczkarek, Chairman of the Board, President and Chief Executive Officer of the Company; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company; Dr. McPherson, a Director of the Company; and Pioneer Singapore and Mr. Fu, the Company’s two largest stockholders. The Loan was fully paid off on August 1, 2016.

Related Party Financing

See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for a description of the February 2016 Purchase Agreements and April 2016 Securities Purchase Agreement. The following related parties participated in both transactions: Mr. Sieczkarek, Chairman of the Board, President and Chief Executive Officer of the Company; and Pioneer Singapore and Mr. Fu, the Company’s two largest stockholders.

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $6 thousand and $6 thousand for the three months ended September 30, 2016 and September 30, 2015, respectively, and $300 thousand and $98 thousand for the nine months ended September 30, 2016 and September 30, 2015, respectively. There were no related party accounts receivable as of September 30, 2016 and December 31, 2015. See Note 13, “License, Collaboration and Distribution Agreements - NeutroPhase Distribution Agreements,” for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company recognized related party commission fees of $548 thousand and $0 thousand for the three months ended September 30, 2016 and September 30, 2015, respectively, and $1,111 thousand and $408 thousand for the nine months ended September 30, 2016 and September 30, 2015, respectively. These fees were paid to China Kington, representing the commission on sale of the Company’s common stock and the exercise of the Company’s warrants. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

NOTE 16. SUBSEQUENT EVENTS

On October 28, 2016, the Company received a letter from the NYSE MKT informing it that the Company is back in compliance with the NYSE MKT continued listing standards set forth in Part 10 of the NYSE MKT Company Guide (the “Company Guide”). Specifically, the Company has resolved the continued listing deficiencies with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide referenced in the NYSE MKT’s letters dated April 28, 2015, July 10, 2015 and March 17, 2016. The Company will be subject to ongoing review for compliance with NYSE MKT requirements as part of the NYSE MKT’s routine monitoring.

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

In November 2015, we introduced a new business strategy to focus on growing sales of Avenova in the U.S. market and to restructure our business with the goal of achieving profitability from operations by the end of 2016. Our three-part business strategy is comprised of: (1) focusing our resources on growing commercial sales of Avenova in the U.S. eye care market, including the implementation of an innovative sales and marketing strategy to increase product margin and profitability; (2) significantly reducing expenses through the restructuring of our operations and other cost reduction measures; and (3) seeking additional sources of revenue through partnering, divesting and/or other means of monetizing non-core assets in urology, dermatology, and wound care.

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

Avenova

Prescription Avenova (0.01% Neutrox) is well-suited for daily eyelid and eyelash hygiene, including the burning, flaking, crusting, irritation, and itching on and around the lid and eyelid margins that may be the result of blepharitis or chronic dry eye, which collectively affect approximately 30 million Americans. We estimate that an additional 11 million patients suffering from other conditions could potentially benefit from the use of Avenova, bringing the total potential market to approximately 41 million patients.

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

Based on positive sales performance, we expanded our sales force to 35 direct medical sales representatives in February 2015 and to 43 direct medical sales representatives in August 2015. We currently maintain 43 direct sales representatives with five district managers. The sales representatives recruited for this effort have extensive experience with eye care products and medical devices—a skill set critical for rapid adoption of Avenova. Based on extensive market research, we have assigned our sales representatives to the markets across the U.S. representing the highest sales potential. These direct medical sales representatives are calling on targeted ophthalmologists and optometrists in those markets that treat large numbers of patients with burning, flaking, crusting, irritation, and itching on and around the lid and eyelid margins. Avenova is a natural addition to their existing lid hygiene regimens.

We have distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen Corporation that make Avenova accessible in 90% of the approximate 67,000 retail pharmacies across the U.S. Avenova also is marketed through top ophthalmology and optometry networks. These include Vision Source Independent Optometry Network, the largest independent optometry network in the country, representing 2,800 independent optometrist offices, and ALLDocs Optometry Group (also known as The Association of LensCrafters Leaseholding Doctors), the second largest independent optometry group in the U.S., which works closely with its LensCrafters partners. Through a partnership with ALPHAEON, Avenova is available to member ophthalmologists on the ShoutMD® Store, the first social commerce store for lifestyle healthcare products. Avenova is also available for order online with a prescription, and we provide an online pharmacy locator to assist patients with filling prescriptions.

We expect that our prescription business will be the main driver of long-term Avenova sales growth. Reimbursement under insurance coverage continues to grow, with the majority of Avenova prescriptions covered by insurance plans at the end of 2015. Supported by the high percentage rate of insurance reimbursement, we are focusing our primary sales efforts on building our prescription business under a new value pricing model. We are working to improve insurance reimbursement coverage for Avenova and aligning our product pricing accordingly.

Although we are focusing on our prescription sales, we expect continued growth in the doctor to patient direct sales channel. We also expect to invest in systems that support prescribing physicians’ efforts to educate their patients. We have made it easy for doctors to get Avenova into the hands of patients by providing availability through well-known national pharmacy chains, specialty pharmacies, or directly through the practitioners’ office. Furthermore, in order to ensure consistent pricing, we have instituted rebate cards to ensure the best price for the patient at the pharmacy. This sales model, combined with the prospect for further increases in reimbursement under insurance plans, has the potential to provide us with additional revenue upside.

Partnerships to Monetize Other Assets

We intend to seek additional sources of revenue and reduce expenses by licensing or selling select non-core assets, possibly including intelli-Case, NeutroPhase, CelleRx and our Aganocide compounds, including auriclosene.

Currently, the program with the most potential is our urology program. Statistically-significant and clinically-meaningful results from a Phase 2 clinical study of our Auriclosene Irrigation Solution (“AIS”) used to reduce urinary catheter blockage and encrustation (“UCBE”) were announced in September 2013. This study, comparing AIS to saline solution, achieved its primary endpoints and showed clear benefits for patients with long-term indwelling catheters. We initiated the next Phase 2 study in the fourth quarter of 2014, and in the fourth quarter of 2015, we announced completion of that study. Patients with long-term indwelling urinary catheters were treated with AIS or its vehicle. The results of this more demanding study showed that AIS was better than its vehicle in preventing the reduction of flow through catheters due to encrustation, the primary efficacy measure, by a statistically-significant margin. Furthermore, there were no cases of clinical catheter blockage in the AIS arm of the study; all cases of clinical blockage requiring catheter removal occurred only in the vehicle arm.

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

In the U.S. and internationally, NeutroPhase is distributed through commercial partners. In January 2012, we entered into an exclusive distribution agreement with Pioneer Pharma Company Limited (“Pioneer”), a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China. We subsequently expanded the agreement with Pioneer so that it includes the licensing rights to CelleRx and Avenova. In September 2014, China’s Food and Drug Administration cleared our NeutroPhase Skin and Wound Cleanser for sale throughout mainland China. In November 2014, Taiwan’s Food and Drug Administration cleared our NeutroPhase Skin and Wound Cleanser for sale in Taiwan. We began shipping NeutroPhase to China and Taiwan in the fourth quarter of 2014 to support our launch of NeutroPhase Skin and Wound Cleanser by Pioneer. In the U.S., NeutroPhase is distributed through our partner Principle Business Enterprise.

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

Recent Events

Office Lease. On August 24, 2016, we entered into a lease agreement to lease approximately 7,799 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC, for our new principal corporate headquarters.

Sublease of Office Space. On July 11, 2016, we entered into a Sublease Agreement (the “Sublease Agreement”) to sublease 16,465 rentable square feet of real property located at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (the “Premises”). The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, the expiration date of our lease for the Premises, as amended, unless earlier terminated pursuant to any provision of our lease for the Premises, as amended, or the Sublease Agreement.

Closing of Second Tranche of Private Placement. On August 1, 2016, we closed the second tranche of our private placement pursuant to the securities purchase agreement dated April 4, 2016. This closing resulted in gross proceeds to us of $4.0 million upon the sale of 2,094,241 shares of our common stock and warrants exercisable for 1,047,121 shares of our common stock to three (3) accredited investors, including our Chairman of the Board of Directors, President and Chief Executive Officer Mark M. Sieczkarek and our largest stockholder, Pioneer Pharma (Singapore) Pte. Ltd (“Pioneer Singapore”). The warrants have a four (4)-year term and an exercise price of $1.91, callable by us if the closing price of our common stock, as reported on the NYSE MKT, is $4.00 or greater for five (5) sequential trading days. We used $0.5 million in proceeds from the closing to repay the remaining principal on the notes issued pursuant to our $3.0 million bridge loan (the “Bridge Loan”).

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

We charge bad debt expense and record an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected as of the end of September 30, 2016. As of September 30, 2016 and December 31, 2015, management had reserved $14 thousand and $40 thousand, respectively, primarily based on specific amounts that are in dispute and are over 120 days past due.

Inventory

Inventory is comprised of: (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method. The inventory allowance for lower cost or market, obsolete inventory, and excess inventory was $77 thousand and $45 thousand at September 30, 2016 and December 31, 2015, respectively.

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

Product Revenue Allowances

Product revenue is recognized, net of cash consideration paid to our customers and wholesalers, for services rendered by wholesalers in accordance with such wholesalers’ agreements and includes both a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Other Revenue

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, and payments based upon achievement of certain milestones and royalties on net product sales. In accordance with authoritative guidance, we analyze our multiple element arrangements to determine whether the elements can be separated. We perform our analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting, and revenue is recognized over the performance obligation period. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. If these factors were to vary, the resulting change could have a material effect on our revenue recognition and our results of operations.

 Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess inventory that may expire and become unsalable.

The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was $47 thousand and $84 thousand for the three and nine month periods ended September 30, 2016, respectively. The amount charged for lower cost or market, obsolete inventory, and excess inventory expensed was zero for the three and nine month periods ended September 30, 2015.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Updates (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 12 of the Notes to Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. We account for restricted stock unit awards issued to employees and non-employees based on the fair market value of our common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

For warrants that are issued or modified and there is a deemed possibility that we may have to settle the warrants in cash, or for warrants we issue or modify that contain an exercise price adjustment feature that reduces the exercise price of our common stock eligible for purchase thereunder in the event we subsequently issue equity instruments at a price lower than the exercise price of the warrants, we record the fair value of the issued or modified warrants as a liability at each balance sheet date and record changes in the estimated fair value as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice valuation model, which provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended		Year- to-
	September 30,		Year	Percent
	2016	2015	Change	Change
	(in thousands)
Statement of Operations Data:
Sales:
Product revenue	$3,262	$1,136	$2,126	187%
Other revenue	176	64	112	175%
Total net sales	3,438	1,200	2,238	187%

Product cost of goods sold	566	269	297	110%
Gross profit	2,872	931	1,941	208%

Research and development	4	1,563	(1,559)	(100)%
Sales and marketing	2,663	3,035	(372)	(12)%
General and administrative	2,218	1,681	537	32%
Total operating expenses	4,885	6,279	(1,394)	(22)%
Operating Loss	(2,013)	(5,348)	3,335	(62)%

Non cash (loss) gain on changes in fair value of warrant liability	(1,671)	139	(1,810)	(1,302)%
Other expense, net	(52)	(31)	(21)	68%

Loss before provision for income taxes	(3,736)	(5,240)	1,504	(29)%
Provision for income tax	-	(2)	2	(100)%
Net loss and comprehensive loss	$(3,736)	$(5,242)	$1,506	(29)%

Total Net Sales, Product Revenue and Gross Profit

Total net sales were $3.4 million for the three months ended September 30, 2016, compared to $1.2 million for the three months ended September 30, 2015, which is primarily attributable to increased sales of Avenova in connection with our focus on product commercialization and the recognition of deferred revenue upon the termination of a collaboration agreement. These increases were partially offset by a reduction in other revenue resulting from the Company’s de-emphasis of technology and collaboration agreements.

Product revenue increased by $2.1 million, or 187%, to $3.3 million from $1.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, which is primarily attributable to increased sales of Avenova.

Other revenue increased by $112 thousand, or 175%, to $176 thousand from $64 thousand for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to recognition of deferred revenue upon the termination of a collaboration agreement.

Gross profit increased by $1.9 million, or 208%, to $2.9 million from $0.9 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in gross profit was primarily the result of increased sales of Avenova, along with the recognition of deferred revenue upon the termination of a collaboration agreement.

Research and Development

Research and development expenses decreased by $1.6 million, or 100%, to $4 thousand for the three months ended September 30, 2016, down from $1.6 million for the three months ended September 30, 2015. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova. Also contributing to the decrease was a gain recognized on the sale of laboratory equipment of $232 thousand during the third quarter of 2016.

 Sales and marketing

Sales and marketing expenses decreased by $372 thousand, or 12%, to $2.7 million for the three months ended September 30, 2016, down from $3.0 million for the three months ended September 30, 2015. The decrease was primarily due to the reduced expenses associated with our out-sourced sales team.

General and administrative

General and administrative expenses increased by $537 thousand, or 32%, to $2.2 million for the three months ended September 30, 2016, up from $1.7 million for the three months ended September 30, 2015. The increase was primarily a result of the modification of the exercise price of warrants issued in May 2015, higher stock-based compensation, and costs associated with the subleasing of our previous headquarters.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a loss of $1.7 million for the three months ended September 30, 2016, compared to a gain of $139 thousand for the three months ended September 30, 2015.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In the three months ended September 30, 2016, non-cash loss on changes in fair value of warrant liability was caused by a further increase in the price of the Company’s common stock above the warrants’ exercise price. During the three months ended September 30, 2015, we incurred a non-cash gain resulting from the re-valuation of the pre-modified July 2011 warrants to zero.

Other expense, net

Other expense, net, increased by $21 thousand, or 68%, to $52 thousand for the three months ended September 30, 2016, up from $31 thousand for the three months ended September 30, 2015. The increase was primarily due to increased merchant processing fees associated with growing sales of Avenova.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended		Year- to-
	September 30,		Year	Percent
	2016	2015	Change	Change
	(in thousands)
Statement of Operations Data:
Sales:
Product revenue	$7,571	$2,559	$5,012	196%
Other revenue	249	187	62	33%
Total net sales	7,820	2,746	5,074	185%

Product cost of goods sold	1,656	670	986	147%
Gross profit	6,164	2,076	4,088	197%

Research and development	1,215	4,503	(3,288)	(73)%
Sales and marketing	8,660	7,260	1,400	19%
General and administrative	5,131	5,181	(50)	(1)%
Total operating expenses	15,006	16,944	(1,938)	(11)%
Operating Loss	(8,842)	(14,868)	6,026	(41)%

Non cash (loss) gain on changes in fair value of warrant liability	(2,480)	173	(2,653)	(1,534)%
Other expense, net	(179)	(64)	(115)	180%

Loss before provision for income taxes	(11,501)	(14,759)	3,258	(22)%
Provision for income tax	(2)	(10)	8	(80)%
Net loss and comprehensive loss	$(11,503)	$(14,769)	$3,266	(22)%

Total Net Sales, Product Revenue and Gross Profit

Total net sales were $7.8 million for the nine months ended September 30, 2016, compared to $2.7 million for the nine months ended September 30, 2015, which is primarily attributable to increased sales of Avenova in connection with our focus on product commercialization and the recognition of deferred revenue upon the termination of a collaboration agreement. These increases were partially offset by a reduction in other revenue resulting from the Company’s de-emphasis of technology and collaboration agreements.

Product revenue increased by $5.0 million, or 196%, to $7.6 million from $2.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, which is primarily attributable to increased sales of Avenoa.

Other revenue increased by $62 thousand, or 33%, to $249 thousand from $187 thousand for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to recognition of deferred revenue upon the termination of a collaboration agreement.

Gross profit increased $4.1 million, or 197%, to $6.2 million from $2.1 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in gross profit was primarily the result of increased sales of Avenova, along with the recognition of deferred revenue upon the termination of a collaboration agreement.

Research and Development

Research and development expenses decreased by $3.3 million, or 73%, to $1.2 million for the nine months ended September 30, 2016, down from $4.5 million for the nine months ended September 30, 2015. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova. Also contributing to the decrease was a gain recognized on the sale of laboratory equipment of $232 thousand during the third quarter of 2016.

Sales and marketing

Sales and marketing expenses increased by $1.4 million, or 19%, to $8.7 million for the nine months ended September 30, 2016, up from $7.3 million for the nine months ended September 30, 2015. The increase was primarily due to the Company’s previously-announced change in business strategy, as reflected by its increase in sales representative headcount and sales and marketing activities for its focus on the continued commercialization of Avenova, partially offset by reduced expenses associated with our out-sourced sales team.

General and administrative

General and administrative expenses decreased by $50 thousand, or 1%, to $5.1 million for the nine months ended September 30, 2016, down from $5.2 million for the nine months ended September 30, 2015. The decrease was primarily a result of the Company’s overall cost reduction efforts, including a reduction in staff-related expense and reductions in consulting and outside services, partially offset by the modification of the exercise price of the warrants issued in May 2015, higher stock-based compensation, and cost associated with the subleasing of our previous headquarters.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $2.5 million for the nine months ended September 30, 2016, compared to a gain of $173 thousand for the nine months ended September 30, 2015.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In the nine months ended September 30, 2016, non-cash loss on changes in fair value of warrant liability was caused by a reduction in the exercise price of warrants issued in July 2011, March 2015 and October 2015 pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above its warrants’ exercise prices. During the nine months ended September 30, 2015, we incurred a non-cash gain resulting from the re-valuation of the pre-modified July 2011 warrants to zero.

Other expense, net

Other expense, net, increased by $115 thousand, or 180%, to $179 thousand for the nine months ended September 30, 2016, up from $64 thousand for the nine months ended September 30, 2015. The increase was primarily attributable to due to increased merchant processing fees associated with growing sales of Avenova, along with the interest due on the notes the Company entered into in December 2015 and January 2016 as part of our Bridge Loan, which was fully paid off on August 1, 2016. For additional information regarding the notes and the Bridge Loan, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

As of September 30, 2016, our cash and cash equivalents were $9.4 million, compared to $2.4 million as of December 31, 2015. We have incurred cumulative net losses of $102.0 million since inception through September 30, 2016, and we have always funded our operations primarily through the sales of our stock and warrants and funds received under our collaboration and distribution agreements. In February 2016, we closed a financing in which we raised a total of $2.8 million, or approximately $2.6 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.2 million. Additionally, we increased our borrowings by a net of $1.4 million in January 2016 in connection with our Bridge Loan, which was paid off in August 2016. In May 2016, we closed the first tranche of a financing in which we raised a total of $7.8 million, or approximately $7.3 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.5 million. In August 2016, we closed the second tranche of this financing, raising a total of $4.0 million, or approximately $3.8 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.2 million. During the third quarter of 2016, warrants were exercised in the amount of $6.9 million, or approximately $6.6 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.3 million.

Although we recently raised capital, our cash and cash equivalents may not be sufficient to fund our planned operations. Even if we achieve our goal of being cash flow positive by the end of fiscal 2016, we may need to continue with our historical financing strategy to raise additional capital in order to fund our operations and meet our ongoing obligations. There is no assurance that we will be able to raise capital, or if we are able to raise capital, that it will be on favorable terms. We incorporated additional information regarding risks related to our capital and liquidity in Item 1A. “Risk Factors” of this report, which should be read with this disclosure.

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

Net Cash Used In Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities was $11.4 million, compared to $14.1 million for the nine months ended September 30, 2015. The decrease was primarily due to increased sales of Avenova, a decrease in operating expenses, and a gain on disposal of property and equipment in connection with the sale of laboratory equipment, partially offset by an increase in non-cash loss on change in fair value of warrant liability and impairment for notes receivable and leasehold improvements.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities of $78 thousand was attributed to purchases of property and equipment. For the nine months ended September 30, 2015, net cash used in investing activities of $9 thousand was attributed to proceeds received on disposal of equipment, partially offset by cash spent on purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $18.6 million for the nine months ended September 30, 2016 was primarily attributable to the net sale of $13.6 million of our common stock in our financings in February 2016, May 2016, and August 2016, warrants exercised in a net amount of $6.6 million and the borrowing of $1.4 million in connection with the final tranche of the Bridge Loan, partially offset by the repayment of $3.0 million toward our Bridge Loan. Net cash provided by financing activities of $ 12.0 million for the nine months ended September 30, 2015, was primarily attributable to the sale of common stock and warrants in our financings completed in May 2015 and March 2015 and the sale of our common stock under the ATM Agreement.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

Our commitments as of September 30, 2016 consist of two operating leases for office space in two buildings in Emeryville, California. The first lease is for approximately 7,799 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC, for our new corporate headquarters. This lease expires on February 28, 2022, and the total commitment as of September 30, 2016 is $2.1 million due over the lease term, compared to zero as of December 31, 2015. The second lease is for 16,465 rentable square feet of real property located at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California, which was our former corporate headquarters. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. This lease expires on October 21, 2020, and the total commitment as of September 30, 2016 is $2.6 million due over the lease term, compared to $3.2 million as of December 31, 2015. See Note 9 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because the majority of our investments are in short-term debt securities.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs; best available return on invested capital; and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we have maintained our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2016, and December 31, 2015, we did not have any short-term marketable securities, as all of our investment portfolio was held in cash or cash equivalents. We do not use derivative financial instruments in our investment portfolio, and we do not hold any instruments for trading purposes.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our internal control over financial reporting was not effective, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the three and nine months ended September 30, 2016, we concluded that we had a material weakness relating to the technical accounting for complex transactions. During the period, we noted an error in the accounting of a series of warrant exercises. The error was corrected in the financial statements prior to their issuance. We have developed and implemented a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things, engagement of additional technical expertise, as needed, on complex accounting matters to support the accounting and finance team and the internal control environment.

Notwithstanding this material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control Over Financial Reporting

Except for material weakness described above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited number of commercial products, and these products are still in their early stage of commercialization and will require significant additional investment before we realize substantial revenue. As a result, we have incurred since our inception, and expect to continue to incur until at least the end of 2016, substantial net losses. Moreover, our cash and cash equivalents position is inadequate to support our current business operations and additional funding may be needed in order to pursue our business plan, which includes increasing market penetration for our existing commercial products, research and development for additional product offerings for the eye care market, seeking regulatory approval for these product candidates, and pursuing their commercialization in the U.S., Asia, and other markets. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

We have a history of losses and expect that we will incur net losses in the future, and we may never achieve or maintain sustained profitability.

We expect to incur substantial marketing and sales expenses as we attempt to increase sales of our Avenova product. We expect to incur losses until at least the end of 2016, and we may never achieve or maintain sustained profitability. In addition, at this time we are subject to the following risks:

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

While we have reduced our staff levels and reduced both our research and general expenditures, we believe our capital outlays and operating expenditures will outsize our expected near-term revenue. Commercializing a product is very expensive, and we may need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve a breakeven point between expenses and product sales.

Our future capital requirements will depend on many factors, including:

●	the availability and willingness of capital markets to fund our planned operations;
●	economic conditions out of our control;
●	market acceptance and revenue growth of Avenova;
●	the extent to which we receive milestone payments or other funding from external partners, if any;
●	the scope, rate of progress, cost and results of our pre-clinical studies and clinical trials and other research and development activities, if any;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
●	the effect of competing technological and market developments;
●	the costs associated with marketing and selling Avenova and NeutroPhase; and
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Additional financing may not be available to us on favorable terms, or at all. The securities rules and regulations limit our sale of securities registered on a Form S-3 to one-third of the aggregate market value of our outstanding common equity held by non-affiliates (the “Aggregate Market Value”) during a 12-month period as long as our Aggregate Market Value is below $75 million. Until our Aggregate Market Value reaches $75 million, our ability to raise capital on a Form S-3 is limited. As a result, we may have to raise capital on a Form S-1 registration statement, which requires more disclosure than the Form S-3, would cause additional legal and other expenses, and could delay the timing of any future offerings.

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

As part of our October 2015 offering, we agreed to amend certain terms of the warrants we previously issued in July 2011 and March 2015 to certain investors. As a result, in four different sets of warrants issued in July 2011, March 2015 and October 2015, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 719,695 shares of our common stock, of which 401,093 shares must be issued, if at all, by March 6, 2020, and 318,602 shares must be issued, if at all, by October 27, 2020. Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise price of less than $5.00 per share, we have agreed to reduce the exercise price of all warrants discussed hereof to such lower price. As a result, if any future offering is conducted at a common stock price or warrant exercise price under $5.00 per share (as adjusted for any reverse stock split or similar transaction), these price protections will be triggered. The exercise price of such warrants is currently set at $1.81 as a result of the Company’s February 2016 private placement offering. The further reduction of the exercise price for the warrants discussed hereto would limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of these warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of previously issued warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

As of November 1, 2016, Pioneer Singapore beneficially owns approximately 34% of our common stock. Our director Mr. Xinzhou “Paul” Li is the chief executive officer and chairman of Pioneer Singapore. Pursuant to the arrangement of our Bridge Loan, two of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Singapore, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Mr. Jian Ping Fu beneficially owns approximately 25% of our common stock. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during the last year.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382. The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. In the future, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Relating to Our Business

Our future success is largely dependent on the successful commercialization of Avenova.

The future success of our business is largely dependent upon the successful commercialization of Avenova. We are dedicating a substantial amount of our resources to advance Avenova as aggressively as possible. If we encounter difficulties in the commercialization of Avenova, we may not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. We believe we are creating an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The efforts of our officers and other key employees are critical to us as we continue to focus on the commercialization of our Avenova product with the goal of achieving positive cash flow from operations by the end of 2016. The loss of any of our senior management team members could disrupt our business, affect key partnerships and impair our future revenue and profitability. In particular, our Chief Executive Officer, Mark M. Sieczkarek, is critical to our successful commercialization of Avenova, and we have entered into an executive employment agreement with him, expiring on May 31, 2017.

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

Despite all reasonable efforts to ensure safety, it is possible that we or our collaborators will sell products, including Avenova, NeutroPhase, CelleRx, and intelli-Case, which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention, and could have a material adverse effect on our financial condition, business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2016, the Company issued an aggregate 2,094,241 shares of unregistered Company common stock and warrants exercisable for 1,047,121 shares of unregistered Company common stock to three accredited investors in the second tranche of a two tranche private placement pursuant to a securities purchase agreement dated April 4, 2016. The warrants are exercisable for a period of four years following the date of issuance at an exercise price of $1.91 per share. Gross proceeds from the second tranche were $4.0 million, $520 thousand of which was used to repay the remaining balance of the Bridge Loan. The Company also paid its placement agent, China Kington, a commission equal to six percent of gross proceeds on sales to non-U.S. investors domiciled outside the United States. Such second tranche sales were $3.5 million in the aggregate, resulting in an aggregate commission of $210 thousand. The Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and by Rule 506 of Regulation D.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2016	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: November 10, 2016	/s/ Thomas J. Paulson
Thomas J. Paulson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/04/2014
3.3	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	10/02/2015
3.4	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	12/21/2015
3.5	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering.	8-K	4.4	10/27/2015
4.3	Form of Warrant issued in December 2012 offering.	8-K	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering.	8-K	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 offering (issued with 15-month term).	8-K	4.2	10/27/2015
4.6	Form of Warrant issued in March 2015 offering (issued with 5-year term).	8-K	4.3	10/27/2015
4.7	Form of Warrant issued in May 2015 offering.	10-Q	4.7	8/13/2015
4.8	Form of Warrant issued in October 2015 offering.	8-K	4.1	10/27/2015
4.9	Form of Warrant issued in May and August 2016 offering.	8-K	4.1	4/05/2016
10.1	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	10.1	8/26/2016
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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