Form 10-K
period 2016-12-31
NovaBay Pharmaceuticals, Inc.
filed 2017-03-23
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33678

NOVABAY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0454536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Powell Street, Suite 1150, Emeryville, California 94608

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE Mkt, was approximately $7,530,005. This figure excludes an aggregate of 6,144,900 shares of common stock held by officers and directors as of June 30, 2016. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 22, 2017, there were 15,288,175 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held in June 2, 2017.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc. and its subsidiaries. Further, all references to “we,” “us,” “our,” “the Company,” or “NovaBay” herein refer to the California corporation prior to the date of the Reincorporation (as defined below), and to the Delaware corporation on and after the date of the Reincorporation.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements regarding our product candidates, market opportunities, competitions, strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference and have filed as exhibits thoroughly and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We are a pharmaceutical company that develops, manufactures, and markets innovative anti-infective products for a multitude of uses. However, we are predominantly focused on commercializing prescription Avenova® for the domestic eye care market in the United States.

 Avenova is the only eye care product formulated with our proprietary, stable and pure form of hypochlorous acid (marketed as Neutrox®). By replicating the antimicrobial chemicals used by white blood cells to fight infection, Avenova has proven in laboratory testing to have broad antimicrobial properties. It removes microorganisms and debris from the skin on the eyelids and lashes without burning or stinging. It is also the only commercial product clinically validated to reduce bacterial load on the ocular skin surface, the buildup of which can cause the chronic eye condition blepharitis.

 In November 2015, we introduced a new business strategy to restructure our business and focus on growing sales of Avenova in the United States.  This new strategy allowed us to achieve our goal of reaching adjusted positive cash flow from operations (excluding working capital changes) by the end of 2016. Our current three-part business strategy is comprised of: (1) focusing our resources on growing the commercial sales of Avenova in the U.S. eye care market, including the implementation of an innovative sales and marketing strategy to increase product margin and profitability; (2) significantly reducing expenses through the restructuring of our operations and other cost reduction measures; and (3) seeking additional sources of revenue through partnering, divesting and/or other means of monetizing non-core assets in urology, dermatology, and wound care.

 In addition to Avenova, we have also developed other commercial products containing Neutrox, including NeutroPhase® for the wound care market and CelleRx for the dermatology market. We have partnerships for NeutroPhase in the U.S., as well as select overseas markets, most notably China.

Avenova

Based on positive sales performance in 2015, we incrementally grew our salesforce to 49 medical sales representatives in 2016 and to 55 in January 2017. Having previously been managed through a professional employer organization, we transitioned our contract salesforce to direct employees of the Company in January 2017. This marked an important milestone in establishing ourselves as a truly consolidated company under the direction of one management team. We believe we are poised for success with all our sales representatives having extensive experience with eye care products and medical devices, a skill set critical for rapid adoption of Avenova in the marketplace.

We currently believe our target market to be the estimated 30 million Americans who suffer from blepharitis and chronic dry-eye. To access our target market, our salesforce is calling on a base of prescribers that includes the approximately 17,000 ophthalmologists and approximately 37,000 optometrists in the U.S. Our sales and marketing campaign targets major urban areas such as New York, Los Angeles, Boston, Atlanta, and San Francisco.

 Avenova offers distinct advantages, when compared to alternative regimens that contain soaps, bleach, and other impurities, as it removes unwanted microorganisms from the skin without the use of harmful ingredients such as detergents and bleach.  The removal of these harmful items helps control eyelid inflammation, itching and other painful symptoms. Many key opinion leaders in the field of ophthalmology and optometry have embraced Avenova as a tool in the management of lid and lash hygiene and have joined our Ophthalmic and Optometry Advisory Boards (the “Advisory Boards”) to promote its use among their peers. Our Advisory Board members are essential in our goal of educating other physicians that Avenova, used twice daily, is well suited for treating a variety of chronic eye conditions.

 Because prescription Avenova has been shown to neutralize bacterial toxins in vitro, it was specifically designed for daily eyelid hygiene. It is the only commercially available product to be clinically validated in a multicenter study to significantly reduce the bacteria that can cause blepharitis.  Data from the clinical study showed that Avenova reduced the bacterial load on ocular skin surface by more than 90% (S. epidermidis by 99.5%) within 20 minutes of use without affecting the diversity of the remaining bacteria.  Results of this clinical study were presented at the Association for Research in Vision and Ophthalmology (“ARVO”) annual meeting in May 2016. We expect to present data from additional clinical studies to further validate the use of Avenova in managing blepharitis and other eye conditions. Avenova may also be useful in pre- and post-surgical settings for LASIK and cataract patients, as well as managing contact lens intolerance. We believe the total potential market for this product is approximately 41 million patients.

We expect continued benefit from the support of the key opinion leaders on the Advisory Board, our active schedule of educational and marketing programs and strong presence at major eye care conferences in the coming months, including the American Academy of Ophthalmology, the American Optometric Association, the American Society of Cataract and Refractive Surgery Conferences and the South-Eastern Congress of Optometry, as well as numerous Vision Expo meetings held around the U.S. We also plan to continue advertising in leading ophthalmic and optometric trade journals. At these meetings, in professional publications, and in surveys, nationally prominent ophthalmologists and optometrists are reporting on patient improvements in eye care from the use of Avenova.

We have distribution agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation that make Avenova accessible in 90% of the approximate 67,000 retail pharmacies across the U.S. Avenova also is marketed through the top ophthalmology and optometry networks. These include the Vision Source Independent Optometry Network, the largest independent optometry network in the U.S. representing 2,800 independent optometrist offices, and ALLDocs Optometry Group (also known as The Association of LensCrafters Leaseholding Doctors), the second largest independent optometry group in the U.S., which works closely with its LensCrafters partners.

Throughout 2016 we reported increases in key metrics, including the total number of prescribers, as well as growth in prescription volume as reported by distributors and the number of retail pharmacies ordering Avenova, both of which have been confirmed by third-party prescription data providers. Increases in Avenova volume include growth of Avenova product reorders and new prescriptions.

We expect that our prescription business will be the main driver of long-term Avenova sales growth and gross margin expansion.  We are focusing our primary sales efforts on building our prescription business under a value pricing model. Our strategy is supported by the high percentage rate of insurance reimbursement, with over 90% of Avenova prescriptions filled at pharmacies covered by insurance at the end of 2016. As a result of this focus, we have significantly increased the percentage of total Avenova prescriptions. We are working to improve insurance reimbursement coverage for Avenova and we are aligning our product pricing accordingly.

We also expect to invest in systems that support prescribing physicians’ efforts to educate their patients. We have made it easy for doctors to get Avenova into the hands of patients by providing availability through well-known national pharmacy chains, specialty pharmacies, or directly through the practitioners’ office. Furthermore, in order to ensure consistent pricing, we have instituted rebate cards to ensure the best price for the patient at the pharmacy. This method, combined with reimbursement under insurance plans, could provide us with potential additional revenue upside.

Competition

There are many companies that sell lid and lash scrubs, most of these are surfactant (soap) based, such as lid scrubs or baby shampoos. Unlike its competitors, Avenova consists of saline and 0.01% pure hypochlorous acid, without the bleach impurities included in competitive offerings. While newer prescription products have recently been commercially launched, they all include bleach or other impurities. Because it lacks these impurities, we believe that physicians and their patients will choose Avenova over other competitive prescription products or over-the-counter (“OTC”) soap products.

Strategic Alternatives and Other Assets

The third key aspect of our business strategy is to seek additional sources of revenue through partnering, divesting and/or other means of monetizing non-core assets. We therefore are in the process of seeking additional sources of revenue by licensing or selling select non-core assets in urology, dermatology, and wound care, as described in more detail below.

Aganocide Compounds

 In addition to our Neutrox family of products, we have synthesized and developed a second category of novel compounds also aimed at harnessing the power of white blood cell chemistry to address the global, topical anti-infective market. This second product category includes auriclosene, our lead clinical-stage Aganocide compound, which is a patented, synthetic molecule with a broad spectrum of uses against bacteria, viruses and fungi. Mimicking the anti-infective chemistry and mechanism of action that human white blood cells use against infections, Aganocides possess a significantly reduced likelihood of bacteria or viruses developing resistance, which is critical for advanced anti-infectives. Auriclosene has been designated as a new chemical entity and granted broad composition of matter patent protection to 2028 by the U.S. Patent Office.

AIS (Urology)

Our urology program utilizes the technology of our Aganocide compounds and is in an advanced stage of clinical development. Statistically significant and clinically meaningful results have been reported from two Phase 2 clinical studies with our Auriclosene Irrigation Solution (“AIS”) in urinary catheter blockage and encrustation (“UCBE”).  We announced the results of a Phase 2b clinical study in September 2016 which demonstrated that AIS, when compared with the product that represents the current standard of care, proved more effective in reducing urinary blockage in patients with chronic indwelling urinary catheters who have repeat history of blockage. In this study, AIS exhibited the potential for rapid decolonization of a range of urologic pathogens. Approximately 100,000 patients in the U.S. currently chronically suffer from UCBE.  We estimate that the healthcare costs to manage these patients is in the billion-dollar range.

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

 CelleRx is well positioned in the cosmetic surgery and aesthetic dermatology space as an adjunct therapy for the pre/post procedural phase of chemical and laser facial skin peels. Currently many generic creams and salves, as well as home-mixed acetic acid potions, are used for this purpose. We believe that CelleRx is clearly differentiated in this field. CelleRx is unique prescription product with 510(k) clearance as a skin and wound cleanser. CelleRx has proven to be safe, soothing and have an unusually broad spectrum antimicrobial action in solution. Many clinicians have used the product clinically and have reported excellent results.

intelli-Case

 In addition to improving the eyecare of many Americans through promoting Avenova for lid and lash hygiene, we have developed a contact lens case that improves the safety of those contact lens wearers who use hydrogen peroxide solution to disinfect their lenses. In June 2015, we received FDA-clearance for the intelli-Case, a highly innovative, easy-to-use device for use with hydrogen peroxide disinfection solutions for soft and rigid gas permeable contact lenses. More than 24 million Americans disinfect their contact lenses with a multipurpose disinfection system to prevent potentially serious infections. Approximately two million use hydrogen peroxide as a disinfection solution. Many ophthalmologists and optometrists favor the disinfection and lens material compatibility peroxide systems provide, yet side effects associated with misuse and non-compliance minimize peroxide system use. Hydrogen peroxide in too low of a concentration does not fully disinfect lenses and in too high of a concentration can severely irritate the eye.

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

NeutroPhase (Wound Care).

We believe that NeutroPhase is a well-suited product to treat the six million patients in the U.S. who suffer from chronic non-healing wounds, such as pressure, venous stasis and diabetic ulcers. Consisting of 0.03% Neutrox, NeutroPhase is used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality. Recently, NeutroPhase has been found to be an effective irrigation solution as part of the adjunct treatment for Necrotizing Fasciitis (“NF”). Also known as flesh-eating disease, NF typically has a high mortality and amputation rate (30% and 70%, respectively) even with aggressive debridement and antibiotic treatment. In vitro studies have shown that, in solution, NeutroPhase both kills the microorganisms implicated in NF and neutralizes the toxins secreted by the microorganisms. Success using NeutroPhase as an irrigation solution has established it as an effective part of the adjunct treatment for this deadly disease.

In March 2015, the National Necrotizing Fasciitis Foundation (“NNFF”) named NeutroPhase its official “Flesh Eating Disease” wound cleanser. The NNFF is a non-profit organization established in 1997 by two survivors of the disease. NNFF has evolved to become the world’s leading resource for information regarding necrotizing fasciitis, as well as a repository of cases reported worldwide.

NeutroPhase is competing in a crowded wound cleanser market with many older and lower-priced products with similar uses. However, we believe NeutroPhase has distinct competitive advantages in a market where there is currently no dominant product. In the U.S. and internationally, NeutroPhase is distributed through commercial partners, such as Pioneer Pharma Company Limited, or “Pioneer,” a Shanghai-based company, for the distribution of NeutroPhase throughout Southeast Asia and mainland China and in the U.S., by Principle Business Enterprise (“PBE”).

U.S. FDA Regulatory Clearance of Neutrox-based Products. We are marketing Avenova, NeutroPhase, and CelleRx as medical devices regulated under the FDA 510(k) process. Avenova and CelleRx fall under the general intended use of skin and wound cleansers. NeutroPhase was cleared by the U.S. FDA “for use under the supervision of healthcare professionals for cleansing and removal of foreign material, including microorganisms and debris from wounds, and for moistening absorbent wound dressings and cleaning minor cuts, minor burns, superficial abrasions, and minor irritations of the skin. It is also intended for moistening and debriding acute and chronic dermal lesions, such as Stage I to IV pressure ulcers, stasis ulcers, leg ulcers, diabetic foot ulcers, post-surgical wounds, first and second degree burns, and grafted and donor sites.

Recent Events

On October 28, 2016, the Company received a letter from the NYSE MKT informing it that the Company is back in compliance with the NYSE MKT continued listing standards set forth in Part 10 of the NYSE MKT Company Guide (the “Company Guide”). Specifically, the Company had resolved the continued listing deficiencies with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide referenced in the NYSE MKT’s letters dated April 28, 2015, July 10, 2015 and March 17, 2016. The Company is subject to ongoing review for compliance with NYSE MKT requirements as part of the NYSE MKT’s routine monitoring.

Equity

In February 2016, we closed a financing with accredited investors in which we raised a total of $2.8 million, or approximately $2.6 million in net cash proceeds after deducting a placement agent commission due to China Kington Asset Management (“China Kington”) and other offering costs of $0.2 million.

In May 2016, we closed the first tranche of an April 2016 financing (the “April 2016 Financing”) in which we raised a total of $7.8 million, or approximately $7.3 million in net cash proceeds after deducting China Kington’s placement agent commission and other offering costs of $0.5 million.

In August 2016, we closed the second tranche of this financing, raising a total of $4.0 million, or approximately $3.8 million in net cash proceeds after deducting China Kington’s placement agent commission and other offering costs of $0.2 million.

During the third quarter of 2016, certain warrant holders exercised warrants in the amount of $6.9 million, or approximately $6.6 million in net cash proceeds after deducting placement agent commissions and other offering costs of $0.3 million.

During the fourth quarter of 2016, certain warrant holders exercised warrants in the amount of $0.9 million, or approximately $0.9 million in net cash proceeds after deducting placement agent commissions and other offering costs of approximately $32 thousand.

For more information on the equity transactions, please see Note 11 to our consolidated financial statements.

Borrowings

In January 2016, in connection with a bridge loan (the “Bridge Loan”) facilitated by China Kington, we issued five (5) promissory notes to certain lenders between December 2015 and January 2016 for an aggregate amount of $3.0 million.

After the closing of the first tranche of the April 2016 Financing, in May 2016, we used $2.5 million of the proceeds to repay the principal on the promissory notes outstanding under the $3.0 million Bridge Loan.

After the closing of the second tranche of the April 2016 Financing, in August 2016 we repaid the final $0.5 million outstanding under the Bridge Loan and all liens on our property and assets associated with the Bridge Loan were released.

Office Lease

On August 24, 2016, we entered into an Office Lease (the “Lease”), pursuant to which we leased approximately 7,799 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC (the “Landlord”), for our new principal executive offices. The expiration date of the Lease is February 28, 2022, unless earlier terminated pursuant to any provision of the Lease. The Company has the option to extend the term of the Lease for one five (5)-year period upon written notice to the Landlord due no earlier than twelve (12) months and no later than nine (9) months prior to the expiration of the Lease.

The Company still has a lease commitment for the laboratory facilities and office space at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (“EmeryStation”) under an operating lease which will expire on October 21, 2020. On July 11, 2016, the Company entered into a Sublease Agreement to sublease all 16,465 rentable square feet of real property at EmeryStation (the “Sublease Agreement”). The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, as amended (while the expiration date of the Company’s master lease for the EmeryStation premises is October 31, 2020), unless earlier terminated pursuant to the Company terminating its master lease for EmeryStation or the Sublease Agreement.

Employees

As of December 31, 2016, we had 21 direct full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In January 2017, we internalized our contract salesforce of 58 medical sales representatives. As of February 28, 2017, we have a total of 78 direct full time employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our corporate website, located at www.novabay.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

Risks Relating to Our Liquidity

We have a history of losses and we may never achieve or maintain sustained profitability.

We have historically incurred net losses and we may never achieve or maintain sustained profitability. In addition, at this time:

•	we expect to incur substantial marketing and sales expenses as we continue to attempt to increase sales of our Avenova product
•	our results of operations may fluctuate significantly;
•	we may be unable to develop and commercialize our product candidates; and
•	it may be difficult to forecast accurately our key operating and performance metrics because of our limited operating history.

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

As part of our October 2015 offering, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 565,695 shares of our common stock, of which 281,093 shares must be issued, if at all, by March 6, 2020, and 284,602 shares must be issued, if at all, by October 27, 2020 (the “Warrants”). Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise price of less than $5.00 per share, we have agreed to reduce the exercise price of all Warrants to such lower price. The exercise price of the Warrants is currently set at $1.81 as a result of our February 2016 private placement offering. The further reduction of the exercise price for the Warrants would limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of the Warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of the Warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders China Pioneer Pharma Holdings Limited (“China Pioneer”), Pioneer Pharma (Hong Kong) Company Limited as a wholly-owned subsidiary of China Pioneer and the recipient of all of the holdings of Pioneer Pharma (Singapore) Pte. Ltd. pursuant to an internal corporate reorganization of China Pioneer (“Pioneer Hong Kong”) and Mr. Jian Ping Fu. Each of China Pioneer and Mr. Fu own 34% and 26% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

In addition, as a Delaware corporation, we are subject to the Delaware General Corporation Law (“DGCL”), which includes provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our Company. Provisions of the DGCL could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying, preventing or deterring a merger, acquisition or tender offer in which our stockholders could receive a premium for their shares, or effect a proxy contest for control of NovaBay or other changes in our management.

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

China Pioneer, Pioneer Hong Kong, Mr. Jian Ping Fu and/or China Kington might influence our corporate matters in a manner that is not in the best interest of our general stockholders.

As of March 1, 2017, China Pioneer beneficially owns approximately 34% of our common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, two (2) of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Mr. Jian Ping Fu beneficially owns approximately 26% of our common stock. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during the last year.

As a result, China Pioneer, Pioneer Hong Kong as a wholly-owned subsidiary of China Pioneer and China Kington have input on all matters before our Board of Directors and may be able to exercise significant influence over all matters requiring board and stockholder approval. Please see the risk factor entitled “We may be unable to raise additional capital on acceptable terms in the future, which may in turn limit our ability to develop and commercialize products and technologies.” China Pioneer, Pioneer Hong Kong and China Kington may choose to exercise their influence in a manner that is not in the best interest of our general stockholders.

In addition, were China Pioneer, Pioneer Hong Kong and Mr. Fu to cooperate, they could unilaterally elect all of their preferred director nominees at our 2017 Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong and Mr. Fu could ensure that five (5) of our eight (8) directors are either nominees of China Pioneer, Pioneer Hong Kong or China Kington. In the interim, China Pioneer, Pioneer Hong Kong, China Kington and/or Mr. Fu could exert significant indirect influence on us and our management.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382 of the Code. We have not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study. If we have experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. If we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Relating to Our Business

Our future success is largely dependent on the successful commercialization of Avenova.

The future success of our business is largely dependent upon the successful commercialization of Avenova. We are dedicating a substantial amount of our resources to advance Avenova as aggressively as possible. If we encounter difficulties in its commercialization, we may not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. We believe we are creating an efficient commercial organization. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova.

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

Our products and product candidates do and will require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers and partners often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers and partners are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with Quality Systems Regulations, current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards. If any of our manufacturers or partners fails to maintain compliance, the production of our products could be interrupted, resulting in delays, additional costs and potentially lost revenues.

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

We intend to rely primarily upon a limited number of pharmaceutical wholesalers in connection with the distribution of Avenova. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

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

There has been substantial litigation in the pharmaceutical and biopharmaceutical industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. For the most part, these lawsuits relate to the validity, enforceability and infringement of patents. Generic companies are encouraged to challenge the patents of pharmaceutical products in the United States because a successful challenger can obtain six months of exclusivity as a generic product under the Hatch-Waxman Act. We expect that we will rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position, and we may initiate claims to defend our intellectual property rights as a result. Other parties may have issued patents or be issued patents that may prevent the sale of our products or know-how or require us to license such patents and pay significant fees or royalties to produce our products. In addition, future patents may be issued to third parties which our technology may infringe. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe.

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

Our principal executive offices and administrative operations are located in Emeryville, California. In total, we lease approximately 7,799 square feet of office space in the facility pursuant to the Lease expiring on February 28, 2022.

The Company also leases laboratory facilities and office space at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (“EmeryStation”) under an operating lease which will expire on October 21, 2020. On July 11, 2016, the Company entered into a Sublease Agreement to sublease 16,465 rentable square feet of real property at EmeryStation (the “Sublease Agreement”). The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, as amended (while the expiration date of the Company’s master lease, as amended, for the EmeryStation premises is October 31, 2020), unless earlier terminated pursuant to any provision of the Company’s master lease for EmeryStation, or the Sublease Agreement.

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

Market Information

Our common stock is listed on the NYSE MKT, under the symbol “NBY.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE Mkt, after giving effect to the 1 for 25 reverse stock split:

	2016		2015
	High	Low	High	Low
First Quarter	$3.42	$1.77	$18.75	$10.50
Second Quarter	$3.42	$1.90	$26.25	$12.75
Third Quarter	$5.29	$2.12	$17.00	$5.50
Fourth Quarter	$5.09	$3.25	$9.50	$1.75

Holders

As of March 7, 2017, there were approximately 37 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings primarily for use in the operation and expansion of our business, therefore, we do not anticipate paying any cash dividends in the near future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the Board of Directors deems relevant.

Performance Graph(1)

The following graph compares our total stockholder returns for the past five years to two indices: the NYSE MKT Composite Index and the RDG MicroCap Biotechnology Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and is calculated as of December 31, of each year.

As a member of the NYSE MKT Composite Index, we are required under applicable regulations to use this index as a comparator, and we believe it is relevant since it is composed of peer companies in lines of business similar to ours.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
12/11
12/12
12/13
12/14
12/15
12/16
NovaBay Pharmaceuticals, Inc.
NYSE MKT Composite
RDG MicroCap Biotechnology

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16

NovaBay Pharmaceuticals, Inc.	100.00	84.33	91.79	47.01	6.03	9.85
NYSE MKT Composite	100.00	106.15	115.07	118.71	106.60	117.67
RDG MicroCap Biotechnology	100.00	102.30	100.33	94.53	63.14	27.30

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations Data:
Sales:

Product Revenue, net	$11,617	$4,146	$684	$223	$14

Other Revenue, net	280	235	370	3,254	6,933
Total Sales, net	11,897	4,381	1,054	3,477	6,947

Product Cost of Goods Sold	2,464	1,261	486	162	8
Gross Profit	9,433	3,120	568	3,315	6,939

Operating expenses:
Research and development	1,371	5,728	9,483	12,461	9,275
Sales and marketing	11,809	10,523	1,754	—	—
General and administrative	7,235	8,006	6,235	6,366	5,991
Total operating expenses	20,415	24,257	17,472	18,827	15,266
Operating Loss	(10,982)	(21,137)	(16,904)	(15,512)	(8,327)
Non-cash gain (loss) on changes in fair value of warrant liability	(2,099)	2,149	1,664	(555)	1,439
Other income (expense), net	(68)	17	48	27	(137)
Loss before provision for income taxes	(13,149)	(18,971)	(15,192)	(16,040)	(7,025)
Provision for income taxes	(2)	(2)	(2)	(2)	(2)

Net loss	$(13,151)	$(18,973)	$(15,194)	$(16,042)	$(7,027)

Loss per share:
Basic	$(1.40)	$(6.82)	$(7.65)	$(10.51)	$(5.97)
Diluted	$(1.40)	$(6.82)	$(7.65)	$(10.51)	$(5.97)
Shares used in computing net loss per share:
Basic (after 1 for 25 reverse stock split)	9,408	2,784	1,985	1,527	1,178
Diluted (after 1 for 25 reverse stock split)	9,408	2,784	1,985	1,527	1,178

	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,512	$2,385	$5,429	$13,053	$16,870
Working capital	10,148	(106)	3,607	11,163	15,108
Total assets	15,381	5,077	7,537	15,650	19,235
Deferred revenue—current and non-current	4,053	2,418	2,425	1,871	1,892
Common stock and additional paid-in capital	110,772	85,422	73,395	64,884	54,373
Total stockholders’ equity (deficit)	7,101	(5,098)	1,848	8,516	14,049

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” in Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a pharmaceutical company predominantly focused on eye care. We develop, manufacture and market innovative anti-infective products for a multitude of uses; however, we are currently focused primarily on commercializing prescription Avenova for the domestic eye care market in the United States.

Avenova is the only eye care product formulated with our proprietary, stable and pure form of hypochlorous acid (marketed as Neutrox). By replicating the antimicrobial chemicals used by white blood cells to fight infection, Avenova has proven in laboratory testing to have broad antimicrobial properties. It removes microorganisms and debris from the skin on the eyelids and lashes without burning or stinging. It also is the only commercial product clinically validated to reduce bacterial load on ocular skin surface, the build-up of which can cause the chronic eye condition blepharitis.

In November 2015, we introduced a new business strategy to focus on growing sales of Avenova in the U.S. market and to restructure our business. This new strategy allowed us to achieve our goal of reaching adjusted positive cash flow from operations (excluding working capital changes) by the end of 2016. Our current business strategy is comprised of: (1) focusing our resources on growing the commercial sales of Avenova in the U.S. eye care market, including the implementation of an innovative sales and marketing strategy to increase product margin and profitability; (2) significantly reducing expenses through the restructuring of our operations and other cost reduction measures; and (3) seeking additional sources of revenue through partnering, divesting and/or other means of monetizing non-core assets in urology, dermatology, and wound care.

We have also developed additional commercial products containing Neutrox, including our NeutroPhase for the wound care market and CelleRx for the dermatology market. We have partnerships for NeutroPhase in the U.S., as well as select overseas markets, most notably China.

In addition to our Neutrox family of products, we have synthesized and developed a second category of novel compounds also aimed at harnessing the power of white blood cell chemistry to address the global, topical anti-infective market. This second product category includes Auriclosene®, our lead clinical-stage Aganocide® compound, which is a patented, synthetic molecule with a broad spectrum of activity against bacteria, viruses and fungi.

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management believes it unlikely a specific invoice will be collected. Management identified amounts due that are in dispute and it believes are unlikely to be collected at the end of 2016. At December 31, 2016 and 2015, management had reserved $10 thousand and $40 thousand, respectively, primarily based on specific amounts that are in dispute and are over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At December 31, 2016 and 2015, management had recorded an allowance for excess and obsolete inventory of $196 thousand and $45 thousand, respectively.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method.

Revenue Recognition

We sell products through a limited number of distributors, direct medical sales representatives, and via our webstore. We generally record product sales upon shipment to the final customer for our webstore sales and upon shipment from our distributor to the final customers for our major distribution partners.

We recognize product revenue when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) our price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid us, or the customer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the customer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated. If these factors were to vary, the resulting change could have a material effect on our revenue recognition and on the Company’s results of operations

Product Revenue Allowances

Product revenue is recognized net of cash consideration paid to our customers and wholesalers, for services rendered by the wholesalers in accordance with the wholesalers agreements, and include a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.  Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates or chargebacks. We review the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Total
Balance at January 1, 2014	$—	$—	$—	$—
Current provision related to sales made during current period	—	—	—	—
Payments	—	—	—	—
Balance at December 31, 2014	—	—	—	—
Current provision related to sales made during current period	(28)	(38)	—	(66)
Payments	28	38	—	66
Balance at December 31, 2015	—	—	—	—
Current provision related to sales made during current period	(1,350)	(222)	(4,379)	(5,951)
Payments	1,019	222	4,871	6,112
Balance at December 31, 2016	$(331)	$—	$492	$161

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures (Equity-Based Compensation) differ, or are expected to differ, from the previous estimate. See Note 12 of the Notes to Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. For stock options granted to employees, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model.

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

Common Stock Warrant Liabilities

For warrants that are issued or modified and there is a deemed possibility that we may have to settle them in cash, or for warrants we issue or modify that contain an exercise price adjustment feature that reduces the exercise price and increases the number of shares of our common stock eligible for purchase thereunder in the event we subsequently issue equity instruments at a price lower than the exercise price of the warrants, we record the fair value of the issued or modified warrants as a liability at each balance sheet date and record changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment. For additional information regarding the Company’s outstanding warrants, see Note 10 of the Notes to Consolidated Financial Statements (Warrant Liability).

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part II, Item 8 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended
	December 31,		Dollar	Percent
	2016	2015	Change	Change
	(in thousands)
Statement of Operations:
Sales:
Product revenue, net	$11,617	$4,146	$7,471	180%
Other revenue	280	235	45	19%
Total sales, net	11,897	4,381	7,516	172%

Product cost of goods sold	2,464	1,261	1,203	95%
Gross profit	9,433	3,120	6,313	202%

Research and development	1,371	5,728	(4,357)	(76)%
Sales and marketing	11,809	10,523	1,286	12%
General and administrative	7,235	8,006	(771)	(10)%
Total operating expenses	20,415	24,257	(3,842)	(16)%
Operating Loss	(10,982)	(21,137)	10,155	(48)%

Non-cash gain (loss) on changes in fair value of warrant liability	(2,099)	2,149	(4,248)	(198)%
Other income (expense), net	(68)	17	(85)	(500)%

Loss before provision for income taxes	(13,149)	(18,971)	5,822	(31)%
Provision for income tax	(2)	(2)	—	—%
Net loss	$(13,151)	$(18,973)	$5,822	(31)%

Total Net Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $7.5 million, or 180%, to $11.6 million from $4.1 million and other revenue, net, increased by $45 thousand, or 19%, to $280 thousand from $235 thousand for the year ended December 31, 2016, compared to the year ended December 31, 2015. The change in product revenue, net, was primarily the result of increased sales of Avenova in connection with the focus on product commercialization driven by unit growth and price increases. Other revenue increased primarily due to the recognition of deferred revenue upon the termination of a collaboration agreement.

Product Cost of Goods Sold increased by $1.2 million, or 95%, to $2.5 million from $1.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in product cost of goods sold was primarily the result of increased in the sales of Avenova, along with increased reserves for excess and obsolete inventory.

Gross Profit increased by $6.3 million, or 202%, to $9.4 million from $3.1 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in gross profit was primarily the result of increased sales of Avenova, along with the recognition of deferred revenue upon the termination of a collaboration agreement.

Research and Development

Research and Development expenses decreased by $4.3 million, or 76%, to $1.4 million for the year ended December 31, 2016, from $5.7 million for the year ended December 31, 2015. The reduction is primarily the result of our previously-announced change in business strategy, as reflected by our reduced spending on clinical trials and our shift of capital resources from research and development to the commercialization of Avenova. Also, contributing to the decrease was a gain recognized on the sale of laboratory equipment of $232 thousand during the third quarter of 2016.

Sales and marketing

Sales and marketing expenses increased by $1.3 million, or 12%, to $11.8 million for the year ended December 31, 2016, from $10.5 million for the year ended December 31, 2015. The increase was primarily due to our previously-announced change in business strategy, as reflected by our increase in sales representative headcount and sales and marketing activities, partially offset by reduced expenses associated with our out-sourced sales team.

General and administrative

General and administrative expenses decreased by $0.8 million, or 10%, to $7.2 million for the year ended December 31, 2016, from $8.0 million for the year ended December 31, 2015. The decrease was primarily a result of our overall cost reduction efforts, including a reduction in staff-related expense and reductions in consulting and outside services, partially offset by the modification of the exercise price of the warrants issued in May 2015, higher stock-based compensation, and costs associated with the subleasing of our former headquarters.

Non-cash gain (loss) on changes in fair value of warrants

The adjustments to the fair value of warrants was a loss of $2.1 million and a gain of $2.1 million for the years ended December 31, 2016 and December 31, 2015, respectively.

For additional information regarding the Warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements included in Part I, Item 8 of this report. In the year ended December 31, 2016, non-cash loss on changes in fair value of Warrants was caused by a reduction in the exercise price of the Warrants pursuant to the price protection provision in such Warrants, along with an increase in the price of the Company’s common stock above the Warrants’ exercise prices. During the year ended December 31, 2015, we incurred a non-cash gain resulting from the re-valuation of the pre-modified July 2011 Warrants to zero.

Other income (expense), net

Other income (expense), net, was an expense of $68 thousand compared to income of $17 thousand for the years ended December 31, 2016 and December 31, 2015, respectively. The increase in expense was a result of the interest due on the notes the Company entered into in December 2015 and January 2016 as part of our Bridge Loan, which was fully paid off on August 1, 2016. For additional information regarding the notes and the Bridge Loan, please see Note 8 in the Notes to Consolidated Financial Statements (Related Party Notes Payable) included in Part II, Item 8 of this report.

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended
	December 31,		Dollar	Percent
	2015	2014	Change	Change
	(in thousands)
Statement of Operations:

Sales:
Product revenue, net	$4,146	$684	$3,462	506%
Other revenue	235	370	(135)	(36)%
Total sales, net	4,381	1,054	3,327	316%

Product cost of goods sold	1,261	486	775	159%
Gross profit	3,120	568	2,552	449%

Research and development	5,728	9,483	(3,755)	(40)%
Sales and marketing	10,523	1,754	8,769	500%
General and administrative	8,006	6,235	1,771	28%
Total operating expenses	24,257	17,472	6,785	39%
Operating Loss	(21,137)	(16,904)	(4,233)	25%

Non-cash gain (loss) on changes in fair value of warrant liability	2,149	1,664	485	29%
Other income (expense), net	17	48	(31)	(65)%

Loss before provision for income taxes	(18,971)	(15,192)	(3,779)	25%
Provision for income tax	(2)	(2)	—	—%
Net loss	$(18,973)	$(15,194)	$(3,779)	25%

 Total Net Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net increased by $3.5 million, or 506%, to $4.1 million from $0.7 million and other revenue decreased by $135 thousand, or 36%, to $235 thousand from $370 thousand for the year ended December 31, 2015, compared to the year ended December 31, 2014. The change in the product revenue, net was primarily the result of increased sales of Avenova in connection with the focus on product commercialization, partially offset by a reduction in other revenue because of our de-emphasis of technology and collaboration agreements.

Product Cost of Goods Sold increased by $775 thousand, or 159%, to $1.3 million from $486 thousand for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in product cost of goods sold was primarily the result of increased in the sales of Avenova.

Gross Profit increased by $2.6 million, or 449%, to $3.1 million from $568 thousand for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily the result of increased sales of Avenova.

Research and Development

Research and Development expenses decreased by $3.8 million, or 40%, to $5.7 million for the year ended December 31, 2015, from $9.5 million for the year ended December 31, 2014. The reduction was primarily the result of reduced spending on clinical trials and shifting responsibilities to production support from research and development.

Sales and marketing

Sales, and marketing expenses increased by $8.8 million, or 500%, to $10.5 million for the year ended December 31, 2015, from $1.8 million for the year ended December 31, 2014. The increase was primarily due to the increase in the number of sales representatives and sales and marketing activities for the launch of Avenova, which began in August of 2014.

General and administrative

General and administrative expenses increased by $1.8 million, or 28%, to $8.0 million for the year ended December 31, 2015, from $6.2 million for the year ended December 31, 2014. The increase was primarily due to the increase in accounting, consulting and legal expenses, wages and stock based compensation.

Non-cash gain (loss) on changes in fair value of warrants

The adjustments to the fair value of warrants were gains of $2.1 million, and $1.7 million for the years ended December 31, 2015, and December 31, 2014, respectively.

The non-cash gain on changes in the fair value of warrants relates primarily to warrants issued or modified as part of the October 2015 financing. The change in fair value was primarily the result of two factors. First, the October 2015 financing included the following elements that increased the fair value of the warrant liability: the term of the warrants issued in July 2011 was extended and the exercise price adjusted to the then market price, the terms of the warrants issued in March 2015 were similarly adjusted, which caused the March 2015 warrants to be reclassified from equity to a liability, and additional warrants were issued as part of the October 2015 financing. The October 2015 warrants were classified as a liability when they were issued. Second, the warrants issued in July 2011, March 2015 and October 2015 were all valued when they were issued and re-measured as of December 31, 2015, the result being a reduction in the warrant liability of $2,149 thousand. Please see Note 10 in the Notes to Consolidated Financial Statements (Warrant Liability) in Part II, Item 8 of this report for a more complete explanation.

Other income (expense), net

Other income, net, was $17 thousand and $48 thousand for the years ended December 31, 2015, and December 31, 2014, respectively. The decrease was primarily due to a general reduction in cash balance. The change is primarily the result of converting investments in securities to operating cash during 2015, instead of being invested in accounts that generated returns.

Cash Used in Operating Activities

For the year ended December 31, 2016, cash used in operating activities was $12.1 million compared to $18.6 million for the year ended December 31, 2015. The decrease was primarily due to increased sales of Avenova and a decrease in operating expenses, partially offset by an increase in cost of sales.

For the year ended December 31, 2015, cash used in operating activities was $18.6 million compared to $15.1 million for the year ended December 31, 2014. The increase in 2015 was due to increased spending on sales and marketing activities in the amount of $8.8 million, partially offset by a decrease in spending on clinical activity of $1.8 million.

Cash Provided By or Used In Investing Activities

For the year ended December 31, 2016 and 2015, cash used in investing activities was for the purchase of property and equipment of $0.2 million and $0.1 million, respectively. For the year ended December 31, 2014, cash provided by investing activities of $2.6 million was primarily attributable to the net effects of purchases, sales and maturities of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities of $19.4 million for the year ended December 31, 2016 was primarily attributable to the net sale of $13.6 million of our common stock in our financings in February, May and August 2016, and Warrants exercised in a net amount of $7.4 million in August, September, October, and November 2016, and the borrowing of $1.4 million in connection with the final tranche of the Bridge Loan, fully offset by the full repayment of $3.0 million of our Bridge Loan.

Net cash provided by financing activities of $15.6 million for the year ended December 31, 2015, was primarily attributable to proceeds from the sale of common stock and Warrants in March, May and October, the sale of our common stock under our ATM agreement and the proceeds from the Bridge Loan.

Net cash provided by financing activities of $7.4 million for the year ended December 31, 2014, was primarily attributable to proceeds from the sale of our common stock under our ATM agreement and the sale of common stock and warrants in our March financing.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2016. This information has been derived from our unaudited consolidated financial statements and has been prepared by us on a basis consistent with our audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Product Revenue, net	$4,046	$3,262	$2,654	$1,655	$1,587	$1,136	$931	$492
Other Revenue, net	31	176	9	64	48	64	77	46
Total Sales, net	4,077	3,438	2,663	1,719	1,635	1,200	1,008	538

Product Cost of Goods Sold	808	566	479	611	591	269	253	148
Gross Profit	3,269	2,872	2,184	1,108	1,044	931	755	390
Operating expenses:
Research and development	156	4	278	933	1,225	1,563	1,357	1,583
Sales and marketing	3,149	2,663	2,853	3,144	3,263	3,035	2,311	1,914
General and administrative	1,994	2,266	1,293	1,682	2,742	1715	1,975	1,574
Total operating expenses	5,299	4,933	4,424	5,759	7,230	6,313	5,643	5,071
Operating loss	(2,030)	(2,061)	(2,240)	(4,651)	(6,186)	(5,382)	(4,888)	(4,681)
Non-cash gain (loss) on change in fair value of warrant liability	381	(1,671)	(424)	(385)	1,976	139	—	34
Other income (expense), net	1	(4)	(24)	(41)	6	1	3	7
Loss before provision for income taxes	(1,648)	(3,736)	(2,688)	(5,077)	(4,204)	(5,242)	(4,885)	(4,640)
Provision for income tax	—	—	(2)	—	—	—	(2)	—
Net loss	$(1,648)	$(3,736)	$(2,690)	$(5,077)	$(4,204)	$(5,242)	$(4,887)	$(4,640)
Net loss per share:
Basic	$(0.11)	$(0.34)	$(0.36)	$(1.24)	$(1.26)	$(1.76)	$(1.84)	$(2.13)
Diluted	$(0.13)	$(0.34)	$(0.36)	$(1.24)	$(1.26)	$(1.76)	$(1.84)	$(2.13)
Shares used in computing net loss per share:
Basic (after effect of 1-for-25 reverse stock split)	15,148	10,913	7,407	4,086	3,337	2,985	2,653	2,175
Diluted (after effect of 1-for-25 reverse stock split)	15,459	10,913	7,407	4,086	3,337	2,985	2,653	2,175

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2016, we had NOL carryforwards for federal and state income tax purposes of $90.2 million and $78.2 million, respectively. If not utilized, the federal and state NOL carryforwards will begin expiring at various dates between 2024 and 2036. As of December 31, 2016, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2031. The state tax credits have an indefinite carryover period.

Current federal and California tax laws include substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize NOL carryforwards may be limited as a result of such ownership changes and result in expiration before utilization.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016,

Contractual Obligations

Our contractual cash commitments as of December 31, 2016, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$4,725	$987	$2,199	$1,464	$75
	$4,725	$987	$2,199	$1,464	$75

Our commitments as of December 31, 2016, consist of two operating leases: the Lease and the lease for Emery Station. The total commitment for the Lease as of December 31, 2016 was $2.1 million due over the lease term, compared to zero as of December 31, 2015.

The total commitment of the Emery Station lease as of December 31, 2016 was $2.6 million due over such lease term, compared to $3.3 million as of December 31, 2015. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $709 thousand, $609 thousand, $690 thousand, and $576 thousand in the years ending December 31, 2017, 2018, 2019, and 2020, respectively, under the Sublease for the lease of Emery Station.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash, cash equivalents, and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2016 are held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2016 and 2015, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

 We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of NovaBay Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & CO. LLP

San Francisco, California

March 23,2017

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$9,512	$2,385
Accounts receivable, net of allowance for doubtful accounts ($10 and $40 at December 31 2016, and December 31, 2015, respectively)	2,120	536
Inventory, net of allowance for excess and obsolete inventory ($196 and $45 at December 31, 2016 and 2015, respectively)	873	1,345
Prepaid expenses and other current assets	1,966	261
Total current assets	14,471	4,527
Property and equipment, net	371	395
Other assets	539	155
TOTAL ASSETS	$15,381	$5,077

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$455	$2,483
Accrued liabilities	1,801	1,980
Deferred revenue	2,067	170
Total current liabilities	4,323	4,633
Deferred revenue - non-current	1,986	2,248
Deferred rent	327	189
Notes payable, related party	—	1,655
Warrant liability	1,446	1,450
Other liabilities	198	—
Total liabilities	8,280	10,175
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock: 5,000 shares authorized; none outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 240,000 shares authorized 15,269 and 3,486 shares issued and outstanding at December 31, 2016 and 2015, respectively	153	35
Additional paid-in capital	110,619	85,387
Accumulated other comprehensive loss	—	—
Accumulated deficit	(103,671)	(90,520)
Total stockholders' equity (deficit)	7,101	(5,098)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,381	$5,077

The accompanying notes are an integral part of these consolidated financial statements

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014

Sales:
Product Revenue, net	$11,617	$4,146	$684
Other Revenue, net	280	235	370
Total Sales, net	11,897	4,381	1,054

Product Cost of Goods Sold	2,464	1,261	486
Gross Profit	9,433	3,120	568

Research and development	1,371	5,728	9,483
Sales and marketing	11,809	10,523	1,754
General and administrative	7,235	8,006	6,235
Total Operating Expenses	20,415	24,257	17,472

Operating Loss	(10,982)	(21,137)	(16,904)

Non-cash gain (loss) on changes in fair value of warrant liability	(2,099)	2,149	1,664
Other income (expense), net	(68)	17	48

Loss before provision for income taxes	(13,149)	(18,971)	(15,192)
Provision for income tax	(2)	(2)	(2)
Net loss	(13,151)	(18,973)	(15,194)

Change in Unrealized gains on available for sale securities	—	—	15
Comprehensive loss	$(13,151)	$(18,973)	$(15,179)

Loss per share (basic and diluted)	$(1.40)	$(6.82)	$(7.65)

Basic and Diluted Shares used in loss per share calculation	9,408	2,784	1,985

The accompanying notes are an integral part of these consolidated financial statements

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2013	1,785	$18	$64,866	$(15)	$(56,353)	$8,516
Net loss	—	—	—	—	(15,194)	(15,194)
Change in unrealized gains (losses) on investments	—	—	—	15	—	15
Issuance of common stock in connection with shelf offering, net of offering costs	275	3	7,122	—	—	7,125
Issuance of stock to Pioneer	—	—	205	—	—	205
Issuance of stock for option exercises	2	—	34	—	—	34
Issuance of stock to consultants for services	2	—	28	—	—	28
Employee bonus paid in common stock	1	—	77	—	—	77
Stock-based compensation expense related to employee and director stock options	—	—	853	—	—	853
Stock-based compensation expense related to non-employee stock options	—	—	189	—	—	189
Vesting of employee restricted stock awards	1	—	—	—	—	—
Balance at December 31, 2014	2,066	21	73,374	—	(71,547)	1,848
Net loss	—	—	—	—	(18,973)	(18,973)
Issuance of common stock in connection with shelf offering, net of offering costs	85	1	1,176	—	—	1,177
Issuance of stock and warrants, net of offering costs	1,328	13	11,505	—	—	11,518
Equity transferred to warrant liability	—	—	(2,175)	—	—	(2,175)
Issuance of stock to consultants for services	4	—	63	—	—	63
Employee bonus paid in common stock	3	—	62	—	—	62
Stock-based compensation expense related to employee and director stock options	—	—	1,194	—	—	1,194
Stock-based compensation expense related to non-employee stock options	—	—	188	—	—	188
Balance at December 31, 2015	3,486	35	85,387	—	(90,520)	(5,098)
Net loss	—	—	—	—	(13,151)	(13,151)
Issuance of common stock in connection with shelf offering, net of offering costs	7,692	77	13,571	—	—	13,648
Issuance of stock and warrants, net of offering costs	3,977	40	7,389	—	—	7,429
Fair market value of warrants transferred to equity upon exercise	—	—	2,103	—	—	2,103
Warrant modification	—	—	270	—	—	270
Issuance of stock to consultants for services	2	—	8	—	—	8
Vesting of employee restricted stock awards	73	1	173	—	—	174
Vesting of non-employee restricted stock awards	41	—	133	—	—	133
Shares retired as a result of the 1 for 25 reverse stock split	(2)	—	—	—	—	—
Stock-based compensation expense related to employee and director stock options	—	—	1,316	—	—	1,316
Stock-based compensation expense related to non-employee stock options	—	—	269	—	—	269
Balance at December 31, 2016	15,269	$153	$110,619	$—	$(103,671)	$7,101

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31.
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(13,151)	$(18,973)	$(15,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	164	232
Net realized loss on sales of short-term investments	—	—	40
Gain on sale and disposal of property and equipment	(219)	(1)	(54)
Stock-based compensation expense for options and stock issued to employees and directors	1,316	1,194	853
Stock-based compensation expense for options and stock issued to non-employees	129	188	189
Issuance of RSUs to employees	173	—	—
Issuance of RSUs to non-employees	133	—	—
Warrant modification	270	—	—
Note receivable impairment	91	—	—
Non-cash (gain) loss on change in fair value of warrant liability	2,099	(2,149)	(1,664)
Property and equipment impairment	70	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,585)	(299)	555
Increase (decrease) in inventory	472	(751)	(451)
(Increase) decrease in prepaid expenses and other assets	(1,470)	402	102
Increase in other assets long-term	(474)	—	—
Increase (decrease) in accounts payable and accrued liabilities	(2,162)	1,655	(252)
Increase in deferred rent	327	17	36
Increase in accrued taxes	87	—	—
Increase (decrease) in deferred revenue	1,447	(6)	553
Increase in other liabilities long-term	198	—	—
Net cash used in operating activities	(12,135)	(18,559)	(15,055)
Cash flows from investing activities:
Purchases of property and equipment	(160)	(123)	(68)
Proceeds from disposal of property and equipment	—	37	128
Purchases of short-term investments	—	—	(4,012)
Proceeds from maturities and sales of short-term investments	—	—	6,550
Net cash provided (used) by investing activities	(160)	(86)	2,598
Cash flows from financing activities:
Proceeds from common stock issuances, net	13,648	11,519	227
Proceeds from exercise of options and warrants	7,429	1,250	34
Proceeds from borrowings	1,365	1,655	—
Repayment of borrowings	(3,020)	—	—
Proceeds from shelf offering, net	—	1,177	7,125
Net cash provided by financing activities	19,422	15,601	7,386
Net increase (decrease) in cash and cash equivalents	7,127	(3,044)	(5,071)
Cash and cash equivalents, beginning of period	2,385	5,429	10,500
Cash and cash equivalents, end of period	$9,512	$2,385	$5,429

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Year Ended December 31.
	2016	2015	2014

Supplemental disclosure of non-cash information:
Bonus paid in stock	$—	$62	$54
Stock issued to consultants for services	$8	$63	$7
Property and equipment purchases, included in accounts payable and accrued liabilities	$60	$—	$—
Cash paid for interest	$51	$—	$—
Options exercised	$—	$(4)	$—
Warrant liability transferred to (from) equity	$2,103	$(2,175)	$—
Exchange of equipment for services	$279	$—	$—
Severance paid in RSU to non-employees	$140	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company focused on commercializing prescription Avenova® daily lid and lash hygiene in the domestic eye care market.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada and was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities (“DermaBay”). In June 2010, it changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation, and to the Delaware corporation on and after the date of the Reincorporation. Historically, the Company operated as four business segments. At the direction of its Board of Directors, the Company is focused primarily on commercializing prescription Avenova for managing hygiene of the eyelids and lashes in the United States and is now managed as a single business and not four segments.

Effective December 11, 2015, the Company effected a 1-for-25 reverse split of its outstanding common stock (“Reverse Stock Split”) (See Note 11).

Liquidity

With the funds available at December 31, 2016, the Company believes these resources will be sufficient to fund its operations into 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as we continue to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt of its going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or S-3 registration statement with the Securities and Exchange Commission (“SEC”). The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.

Reclassifications

Prior period amounts in the accompanying consolidated balance sheets have been reclassified to conform to current period presentation. The reclassifications did not change total assets, total liabilities, or total stockholders’ equity. Additionally, prior period amounts in the accompanying consolidated statement of operations and comprehensive loss and have been reclassified to conform to current period presentation. The reclassifications did not change the net loss or loss per share

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DermaBay, which was dissolved by the Company in April 2016. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, estimated amortization period for payments received from product development and license agreements as they relate to revenue recognition, assumptions for valuing options and warrants, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2016, and December 31, 2015, the Company’s cash and cash equivalents were held in three highly-rated, major financial institutions in the United States.

The Company classifies all highly-liquid investments with a stated maturity of greater than three months at the date of purchase as short-term investments. Short-term investments generally consist of municipal and corporate debt securities. The Company has classified its short-term investments as available-for-sale. The Company does not intend to hold securities with stated maturities greater than twelve months until maturity. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other-than-temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. The interest income and realized gains and losses are included in other expense, net, within the consolidated statements of operations and comprehensive loss. Interest income is recognized when earned. As of December 31, 2016 and December 31, 2015, the Company had no short-term investments.

Concentrations of Credit Risk, Major Partners and Customers, and Suppliers

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

During the years ended December 31, 2016 and 2015 revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners. During the year ended December 31, 2014 revenues were derived primarily from one collaboration partner, service revenues and sales of NeutroPhase.

As of December 31, 2016, December 31, 2015 and December 31, 2014 revenues from our major distribution or collaboration partners greater than 10% are as follows:

	Year Ended December 31,
Major distribution or collaboration partner	2016	2015	2014
Distributer A	20%	*	*
Distributer B	22%	*	*
Distributer C	16%	*	*
Collaborator D	*	*	15%

*Not greater than 10%

As of December 31, 2016, and December 31, 2015 accounts receivable from our major distribution or collaboration partners greater than 10% are as follows:

	Year Ended December 31,
Major distribution or collaboration partner	2016	2015
Distributer A	22%	36%
Distributer B	24%	11%
Distributer C	31%	*

*Not greater than 10%

The Company relies on two third party sole source manufacturers to produce its finished goods. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it unlikely a specific invoice will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected at the end of 2016. At December 31, 2016 and December 31, 2015, management had reserved $10 thousand and $40 thousand, respectively, primarily based on specific amounts that are in dispute and or are over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At December 31, 2016 and 2015, management had recorded an allowance for excess and obsolete inventory of $196 thousand and $45 thousand, respectively.

Inventory is stated at the lower of cost or market value determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three years for computer equipment and software and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of seven years or the lease term.

The costs of normal maintenance, repairs, and minor replacements are charged to operations when incurred.

In September 2016, the Company sub-leased its former headquarters and determined that its leasehold improvements were impaired. This resulted in a $66 thousand impairment charge recorded to general and administrative expense for the third quarter of 2016, and is reflected in the results for the year ended December 31, 2016.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. During the first quarter of fiscal year 2016, the Company impaired a note receivable which was deemed to no longer be collectable, as the originator of the loan is not in business and the collateral held against the loan did not possess value in an amount sufficient to satisfy the loan. As a result, a $91 thousand impairment charge was recorded to research and development expense for the first quarter of fiscal year 2016, and is reflected in the results for the year ended December 31, 2016. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

The Company recognizes product revenue when: (i) persuasive evidence that a sale arrangement exists; (ii) delivery has occurred and title has passed; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) the Company’s price to the customer is substantially fixed or determinable at the date of sale; (ii) the customer has paid the Company, or the customer is obligated to pay the Company and the obligation is not contingent on resale of the product; (iii) the customer's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product; (iv) the customer acquiring the product for resale has economic substance apart from that provided by the Company; (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer; and (vi) the amount of future returns can be reasonably estimated. If these factors were to vary, the resulting change could have a material effect on our revenue recognition and on the Company’s results of operations

Product Revenue Allowances

Product revenue is recognized, net of cash consideration paid to the Company’s customers and wholesalers, for services rendered by wholesalers in accordance with such wholesalers’ agreements and includes a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include certain prompt pay discounts and allowances offered to the Company’s customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

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

Common Stock Warrant Liabilities

For warrants that are newly issued or modified and there is a deemed possibility that the Company may have to settle them in cash, or for warrants it issues or modifies that contain an exercise price adjustment feature, the Company records the fair value of the issued or modified warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

Net Income (Loss) per Share

The Company computes net income (loss) per share by presenting both basic and diluted earnings (loss) per share (“EPS”).

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method. In computing, diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods because their effect would be anti-dilutive. During years ended December 31, 2016, 2015 and 2014, there is no difference between basic and diluted net loss per share. The following table sets forth the reconciliation between basic EPS and diluted EPS, after giving effect to the reverse stock split.

	Year Ended December 31,

(in thousands, except per share data)	2016	2015	2014

Net loss	$(13,151)	$(18,973)	$(15,194)

Basic shares	9,408	2,784	1,985
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—
Diluted shares	9,408	2,784	1,985

Basic EPS	$(1.40)	$(6.82)	$(7.65)
Diluted EPS	$(1.40)	$(6.82)	$(7.65)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Stock options	1,489	388	323
Stock warrants	565	1,458	197

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. ASU 2014-09 as amended is effective for interim and annual reporting periods beginning after December 15, 2017 but permitted the Company to adopt the standard early, but not before the original effective date of December 15, 2016. The Company plans to adopt the new standard effective January 1, 2018 with a modified retrospective transition applying the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented.

While the Company is still in the process of assessing the potential impact of this new standard on its consolidated financial statements, the Company has identified that transactions which under current guidance are recognized upon shipment from its distributor to the final customers for its major distribution partners will be recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. As a result, the Company will record contract liabilities for the invoiced amounts that are estimated to be subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. The constraint on variable consideration for product returns will be a new estimation resulting from the earlier recognition under the new guidance.

The Company has also identified that license and collaboration revenue that is currently accounted for as a combined unit of accounting because products or services are not separable, may be identified as separate performance obligations that are capable of being distinct under the new guidance. As a result, the transaction price under these arrangements, including upfront fees and milestone payments, may be allocated differently to performance obligations, which may each be recognized at earlier points in time or with a different pattern of performance over time.

The Company is still evaluating its major distribution agreements and its license and collaboration agreements and assessing the impact of adoption of the new standard to its consolidated financial statements. The company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new or modified revenue arrangements prior to adoption. The Company expects to complete the efforts by the fourth quarter of 2017.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure if substantial doubt exists. The new standard is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 and for adoption impact see Note1 to the financial statements under “liquidity”

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company in the first quarter of fiscal year 2017, with early adoption permitted. The Company is still evaluating, but does not believe the implementation of this guidance will result in a material impact to its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes such interim period. The Company is still evaluating, but does not believe the implementation of this guidance will result in a material impact to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight specific issues regarding the treatment of cash flow. This update is effective for the Company for its fiscal year 2018. The Company is currently evaluating the effects of the adoption of ASU 2016-15 to its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This update is effective for the Company for its fiscal year 2018. The Company is currently evaluating the effects of the adoption of ASU 2016-18 to its consolidated financial statements.

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

The Company’s cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and certificates of deposits. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities and U.S. government securities.

The Company’s warrant liability is classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of this liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100	$100	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$574	$574	$—	$—

Liabilities
Warrant liability	$1,446	$—	$—	$1,446
Total liabilities	$1,446	$—	$—	$1,446

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,385	$2,385	$—	$—
Total assets	$2,385	$2,385	$—	$—

Liabilities
Warrant liability	$1,450	$—	$—	$1,450
Total liabilities	$1,450	$—	$—	$1,450

For the year ended December 31, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on a change in the fair value of $2.1 million in its consolidated statements of operations and comprehensive loss.  See Note 10 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	2016	2015
Fair value of warrant liability at January 1	$1,450	$173
Fair value of warrants issued	—	1,251
Fair value of warrants transferred (to) from equity upon exercise	(2,103)	2,175
Increase (decrease) in fair value on exercise date and December 31	2,099	(2,149)
Fair value of warrant liability at December 31	$1,446	$1,450

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Prepaid sales rebates	$658	$—
Prepaid outsourced sales team	606	—
Rent receivable	165	—
Prepaid research and development services	123	—
Prepaid rent	120	—
Other	294	261
Total prepaid expenses and other current assets	$1,966	$261

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Raw materials and supplies	$514	$660
Goods in process	—	248
Finished goods	555	482
Less: Reserve for excess and obsolete inventory	(196)	(45)
Total inventory, net	$873	$1,345

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Office and laboratory equipment	$24	$1,528
Furniture and fixtures	153	169
Computer equipment and software	170	122
Production equipment	105	105
Leasehold improvements	68	173
Total property and equipment, at cost	520	2,097
Less: accumulated depreciation and amortization	(149)	(1,702)
Total property and equipment, net	$371	$395

In the quarter ended September 30, 2016, the Company sub-leased its prior headquarters and determined that its leasehold improvements were impaired. This resulted in a $66 thousand impairment charge recorded to general and administrative expense in the consolidate statement of operation and comprehensive loss for the year ended December 31, 2016.

In the quarter ended September 30, 2016, the Company transferred title to a significant portion of its lab equipment in exchange for research and development services. As a result, the Company recognized a $232 thousand gain on the sales of these assets, which was recorded to research and development expense in the consolidate statement of operation and comprehensive loss for the year ended December 31, 2016.

In the quarter ended December 31 2016, the Company disposed of damaged, unusable and full depreciated property and equipment. As a result, the Company recognized a $13 thousand loss on the disposal of these assets, and a $4 thousand impairment charge, which were recorded to general and administrative expense in the consolidate statement of operation and comprehensive loss for the year ended December 31, 2016.

Depreciation and amortization expense was $114 thousand, $164 thousand, $232 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Research and development	$2	$394
Employee payroll and benefits	763	414
Severance pay	250	790
Sales rebates	166	150
Outsourced sales team	333	—
Inventory	75	—
Other	212	232
Total accrued liabilities	$1,801	$1,980

NOTE 8. RELATED PARTY NOTES PAYABLE

Beginning on December 30, 2015, the Company entered into a series of agreements pursuant to a loan (the “Loan”) facilitated by China Kington Asset Management Co. Ltd. (“China Kington”). In connection with the Loan, the Company issued five (5) promissory notes (the “Notes”) payable to Mr. Mark Sieczkarek, the Gail J. Maderis Revocable Trust, Dr. T. Alex McPherson, Mr. Jian Ping Fu, and Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Singapore”) (collectively, the “Lenders”), loaning the Company an aggregate of $3.0 million. Specifically, Mr. Sieczkarek, Chairman of the Board of Directors of the Company (the “Board”) and President and Chief Executive Officer of the Company, loaned the Company $199 thousand; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company, loaned the Company $71 thousand; Dr. McPherson, a Director of the Company, loaned the Company $20 thousand; Pioneer Singapore loaned the Company $1.4 million; and Mr. Fu loaned the Company $1.4 million. China Pioneer, Pioneer Hong Kong (who now holds all of the holdings of Pioneer Singapore due to a recent internal corporate reorganization) and Mr. Fu are the Company's two largest stockholders. All Notes were issued on December 30, 2015 except the Note payable to Mr. Fu, which was issued on January 12, 2016.

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

As consideration to China Kington for facilitating the Loan, the Company agreed to the following: (1) the grant of a first right of refusal for China Kington (or its designee that shall be acceptable to the Company in its reasonable discretion) to lead financings for the Company for a period that is the shorter of two (2) years or the day that the Company’s cash flow has been equal to or greater than $0 in each month for three (3) consecutive months, subject to certain limitations; (2) the participation of Mr. Sieczkarek as a Lender in the financing; (3) the participation of the Board, management and investors that the Board and management provide, to contribute an aggregate nine percent (9%) of funds in the Company’s next financing; (4) the appointment of two new members to the Company’s Board by China Kington; and (5) the Company’s agreement to reasonably cooperate with reasonable requests made by an auditor engaged, and paid for, by China Kington, subject to certain limitations. Upon the recommendation of China Kington, and after reviewing their relevant experiences and background and discussing the same, on January 26, 2016 the Board of Directors unanimously appointed Mr. Mijia “Bob” Wu and Mr. Xiaoyan “Henry” Liu to serve as Class I and Class III members of the Board, respectively. Because Bob Wu is the Managing Director of China Kington, China Kington became a related party upon his appointment to the Board.

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

As of December 31, 2016, outstanding amounts under these Notes was zero.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

On August 24, 2016, the Company entered into an Office Lease (the “Lease”), pursuant to which the Company leased approximately 7,799 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 (the “Premises”) from KBSIII Towers at Emeryville, LLC (the “Landlord”), for the Company’s new principal executive offices. The expiration date of the Lease is February 28, 2022, unless earlier terminated pursuant to any provision of the Lease. The Company also has the option to extend the term of the Lease for one five (5)-year period upon written notice to the Landlord which is no earlier than twelve (12) months and no later than nine (9) months prior to the expiration of the then current term. The effective monthly base rental rate for the first twelve (12) months of the Lease is $4.15 per square foot ($338,390 annually), and increases approximately three percent (3%) every eleven (11) months thereafter beginning with the thirteenth (13th) month of the Lease, with a maximum monthly rental rate of $4.81 per square foot ($450,250 annually) for months sixty-one (61) to sixty-three (63) of the Lease. The Company will also be responsible for its share of the direct expenses of the Premises, or 2.16%, which includes certain additional operating expenses, utilities costs and tax expenses. The Landlord has agreed to abate all of the Company’s monthly base rental payments for the first three (3) full calendar months of the Lease. The Company was also required to provide a standby letter of credit (the “Letter of Credit”) as security for performance of its obligations and for all losses and damages the Landlord may suffer as a result of any default by the Company under the Lease in the initial amount of $323,658, which is secured by a certificate of deposit and is recorded in other assets. Provided that no default occurs under the terms of the Lease, and certain financial requirements are met, the Company will be entitled to periodically reduce the amount of the Letter of Credit down to a maximum of approximately $151,823 as of the last day of the sixtieth (60th) full calendar month of the Lease.

The Company also leases laboratory facilities and office space at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (“EmeryStation”) under an operating lease which will expire on October 21, 2020. On July 11, 2016, the Company entered into a Sublease Agreement to sublease all 16,465 rentable square feet of real property at EmeryStation (the “Sublease Agreement”) that the Company currently leases at Emery Station. The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, the expiration date of the Company’s lease for the Emery Station Premises, unless earlier terminated pursuant to any provision of the Company’s lease for EmeryStation, as amended, or the Sublease Agreement. As a result of the sublease, the Company recorded a non-cash loss of $40 thousand, and an impairment to leasehold improvements of $66 thousand, which were recorded to general and administrative expense.

Rent expense, net was $938 thousand, $1,008 thousand, and $1,045 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The future minimum lease payments under these non-cancellable operating leases were as follows as of December 31, 2016:

(in thousands)	Lease Commitment
Year ending December 31:
2017	$987
2018	1,083
2019	1,116
2020	1,026
2021	438
Thereafter	75
Total lease commitment	$4,725

The Company’s monthly rent payments fluctuate under the master lease agreements. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis, and records deferred rent for the difference between the amounts paid and recorded as expense. At December 31, 2016 and 2015, the Company had $327 thousand and $189 thousand of deferred rent, respectively.

Sub-lease rental reimbursement in not deducted from the above table. The Company anticipates collecting $709 thousand, $609 thousand, $690 thousand, and $576 thousand in the years ending December 31, 2017, 2018, 2019, and 2020, respectively.

Directors and Officers Indemnity

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director or officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2016.

In the normal course of business, the Company provides indemnifications of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2016.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2016, that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement dated March 3, 2015 (the “2015 Securities Purchase Agreement”) agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (which expired March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in the October 2015 Offering (as described below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both the warrants with a 15-month term (the “Short-Term Warrants”) and warrants with a five-year term (the “Long-Term Warrants”) issued pursuant to the 2015 Securities Purchase Agreement (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement dated June 29, 2011 (the “July 2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the July 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the July 2011 Warrants to March 6, 2020. A price protection provision also was added to both the July 2011 Warrants and March 2015 Warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants will be reduced to that lower price.

In October 2015, the Company also entered into an underwriting agreement with Roth Capital Partners, LLC, relating to the public offering and sale of up to (i) 492,000 shares of the Company’s common stock; and (ii) warrants to purchase up to 442,802 shares of the Company’s common stock (the “October 2015 Warrants”) with an exercise price of $5.00 per share (the “October 2015 Offering”).

In February 2016, the strike price of the July 2011, March 2015 and October 2015 warrants was reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

The Company evaluated the change in terms of the July 2011 Warrants and noted that the change in terms resulted in a revaluation at the time of the change. The warrants were re-issued and valued as of October 27, 2015 at $360,821 with the new terms, and a modification expense was recorded for the difference between the fair value of the warrants at their new terms after modification on October 27, 2015 and the fair value of the warrants at their original terms prior to modification as of October 27, 2015. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operation and comprehensive loss.

The key assumptions used to value the warrants after the modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.60

The shares of common stock and warrants were issued separately. Each warrant was exercisable immediately upon issuance and will expire 60 months from the date of issuance. The price to the public in the October 2015 Offering was $5.00 per share of common stock and related warrant. The net proceeds to the Company were approximately $2.1 million after deducting underwriting discounts and commissions and offering expenses.

The key assumptions used to value the warrant at December 31, 2016 and December 31, 2015 were as follows:

	Year Ended December 31,
Assumption	2016	2015
Expected price volatility	102.00%	80.00%
Expected term (in years)	3.18	4.18
Risk-free interest rate	1.51%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.55	$1.10

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

The key assumptions used to value the Short-Term and Long-Term Warrants after modification at October 27, 2015 were as follows:

Assumption
Expected price volatility	80.00%
Expected term (in years)	4.36
Risk-free interest rate	1.23%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.78

The key assumptions used to value the Short-Term Warrants as of December 31, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	December 31, 2016	December 31, 2015
Expected price volatility	102.00%	80.00%
Expected term (in years)	3.18	4.18
Risk-free interest rate	1.51%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.47	$1.16

The key assumptions used to value the Long-Term Warrants as of December 31, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	December 31, 2016	December 31, 2015
Expected price volatility	102.00%	80.00%
Expected term (in years)	3.18	4.18
Risk-free interest rate	1.51%	1.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.55	$1.16

As noted above, the Company issued warrants in connection with the October 2015 Offering. The Company evaluated the terms of the October 2015 Warrants and noted that under ASC 480, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss. The fair value of the warrants at issuance on October 27, 2015 was $1.3 million.

The key assumptions used to initially value the October 2015 warrants at October 27, 2015 were as follows:

Assumption
Expected price volatility	75.50%
Expected term (in years)	5.00
Risk-free interest rate	1.38%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.82

The key assumptions used to value the warrants as of December 31, 2016, and December 31, 2015 were as follows:

	Period Ended
Assumption	December 31, 2016	December 31, 2015
Expected price volatility	96.00%	77.50%
Expected term (in years)	3.83	4.83
Risk-free interest rate	1.66%	1.72%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.60	$1.21

During the third quarter of 2016, a total of 3,613,284 warrants to purchase 3,613,284 shares of common stock were exercised related to the July 2011, March 2015 and October 2015 warrants resulting in gross proceeds of $6.9 million. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $1.6 million, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $1.6 million fair value was subsequently transferred to equity as of the date of their exercise.

During the fourth quarter of 2016, a total of 363,523 warrants to purchase 363,523 shares of common stock were exercised related to the October 2011, November 2015 and December 2015 warrants resulting in gross proceeds of $0.9 million. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.5 million, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $0.5 million fair value was subsequently transferred to equity as of the date of their exercise.

The details of all outstanding warrant liability as of December 31, 2016, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$126
Long-Term Warrants	105	267
Short-Term Warrants	127	312
October 2015 Warrants	284	741
	565	$1,446

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendments to Articles of Incorporation – Reverse Stock Split

Effective December 11, 2015, the Company amended its Certificate of Incorporation to effect a 1-for-25 reverse split of its outstanding common stock which was approved by our stockholders on December 11, 2015. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue of up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the board of directors. As of December 31, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

On March 25, 2014, the Company closed a public offering for the sale of 224,000 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 6.25 shares of common stock (or a total of 56,000 shares), at a purchase price of $30.00 per unit. The warrants were immediately exercisable for $39.00 per share expired eighteen months from the date of issuance. All of the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) were offered pursuant to a shelf registration statement filed with, and declared effective by, the Securities and Exchange Commission. The shares of common stock and the warrants were immediately separable and were issued separately, but were purchased together.  The Company raised a total of $6.7 million from this offering, or approximately $6.0 million in net proceeds after deducting underwriting commissions of $470 thousand and other offering costs of $211 thousand.

On October 16, 2014, the Company entered into an At-The-Market Offering Agreement (the “2014 ATM Agreement”) with Ascendiant under which it may offer and sell its common stock having aggregate sales proceeds of up to $10.0 million from time to time through Ascendiant as its sales agent. Sales of Company common stock through Ascendiant are made by means of ordinary brokers’ transactions on the NYSE MKT or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Ascendiant. Ascendiant uses commercially reasonable efforts to sell Company common stock from time to time, based upon instructions from it (including any price, time or size limits or other customary parameters or conditions it may impose). The Company pays Ascendiant a commission of 3.0% of the gross sales proceeds of any common stock sold through Ascendiant under the 2014 ATM Agreement. The Company has also provided Ascendiant with customary indemnification rights. In connection with the 2014 ATM Agreement, the Company terminated its existing At-The-Market Offering Agreement with Ascendiant dated November 13, 2013. The Company is not obligated to make any sales of common stock under the 2014 ATM Agreement. The offering of shares of the Company’s common stock pursuant to the 2014 ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the 2014 ATM Agreement, or (ii) termination of the 2014 ATM Agreement in accordance with its terms.

Pursuant to the 2014 ATM Agreement, the Company sold 1.3 million shares for gross proceeds of $1.2 million, or approximately $1.1 million in net proceeds after deducting offering costs and commissions of $81 thousand.

On March 6, 2015, the Company closed a private placement offering of an aggregate of 370,993 immediately separable units, which included 370,933 shares of the Company’s common stock, 278,200 Long-Term Warrants and 370,933 Short-Term Warrants (the “March Offering”). The per unit purchase price was $12.50 for outside investors and $15.00 for Company insiders, and the exercise prices for the 15-month warrants and 5-year warrants were $15.00 and $16.25 per share, respectively. Also on March 6, 2015, the Company entered into a registration rights agreement with the purchasers, pursuant to which the Company agreed to file as many registration statements with the Securities and Exchange Commission (the “SEC”) as may be necessary to cover the resale of the shares of Company common stock issued in the offering, including those shares underlying the March 2015 Warrants, and to keep such registration statements effective for the terms defined therein. The Company raised a total of $4.7 million from this offering, or approximately $4.5 million in net proceeds after deducting offering costs of $200 thousand.

On May 22, 2015, the Company closed a private placement offering of an aggregate of 435,746 shares of the Company’s common stock and 217,873 warrants with a 12-month term (the “May Offering”). The purchase price for a share of Company common stock and related warrant was $15.75, and the exercise price for the warrants was $19.50 per share.  On May 18, 2015, the Company entered into a registration rights agreement with the purchasers, pursuant to which the Company agreed to use best efforts to file as many registration statements with the SEC as may be necessary to cover the resale of the shares of Company common stock issued in the offering, including those shares underlying the warrants, and to keep such registration statements effective for the terms defined therein. In connection with the May Offering, the Company agreed to enter into an additional definitive securities purchase agreement with the purchasers in the March Offering. In exchange for a waiver of certain pre-emptive rights granted to the purchasers in the March Offering, an additional 635,000 shares of Company common stock were issued to such purchasers (other than entities affiliated with the Company). The Company raised a total of $7.3 million from this offering, or approximately $6.4 million in net proceeds after deducting offering costs of $900 thousand. China Kington Asset Management Co. Ltd. served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds received by the Company upon closing pursuant to the purchases non US citizens. The amount of such commission was approximately $408 thousand, and was included in the offering costs noted above.

On October 27, 2015, pursuant to an underwriting agreement with Roth Capital Partners, LLC, the Company closed a public offering of (i) 492,000 shares of the Company’s common stock; and (ii) warrants to purchase up to 468,280 shares of the Company’s common stock with an exercise price of $5.00 per share (the “October 2015 Warrants”). The shares of common stock and October 2015 Warrants were issued separately. Each October 2015 Warrant was exercisable immediately upon issuance and will expire 60 months from the date of issuance. The price to the public in this offering was $5.00 per share of common stock and related October 2015 Warrant. The Company raised a total of $2.3 million from this offering, or approximately $1.9 million in net proceeds after deducting underwriting discounts and offering costs of $400 thousand.

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

China Kington Asset Management Co. Ltd. served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds received by the Company upon closing pursuant to the purchases by Pioneer Singapore and Mr. Fu. The amount of such commission was approximately $155 thousand.

On April 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale of an aggregate 6,173,299 shares of Common Stock, par value $0.01 per share and warrants (the “April 2016 Warrants”) exercisable for 3,086,651 Shares to accredited investors for an aggregate purchase price of $11.8 million (the “Private Placement”). The warrants have a 4-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE MKT, is $4.00 or greater for five sequential trading days. The Private Placement closed in two tranches, the first of which closed on May 5, 2016, resulting in proceeds to the Company of $7.8 million (the “Primary Closing”), and the second of which closed on August 1, 2016, resulting in proceeds of $4.0 million to the Company (the “Secondary Closing”). In the Primary Closing, the Company issued 4,079,058 shares of Common Stock and April 2016 Warrants exercisable for 2,039,530 shares of Common Stock. In the Secondary Closing, the Company issued 2,094,241 shares of Common Stock and April 2016 Warrants exercisable for 1,047,121 shares of Common Stock. Both the Primary Closing and the Secondary Closing were subject to the same terms, containing customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Purchasers (as defined below) and other obligations of the parties and termination provisions.

China Kington Asset Management Co. Ltd. served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds received by the Company upon closing pursuant to the purchases by certain investors. The amount of such commission was approximately $618 thousand.

Also on April 4, 2016, the Company entered into a separate registration rights agreement (the “Registration Rights Agreement”) with Messrs. Andros and Geckler, Dr. Rider, and the Children’s Brain Disease Foundation (the “Participating Purchasers”), pursuant to which the Company agreed to file as many registration statements with the SEC as may be necessary to cover the resale of the shares and the April 2016 Warrants held by the Participating Purchasers, to use its commercially reasonable efforts to have all such registration statements declared effective within the time frames set forth in the Securities Purchase Agreement and the Registration Rights Agreement, and to keep such registration statements effective for the terms defined therein. The Company filed such Registration Statement to cover the resale of the shares and April 2016 Warrants held by the Participating Purchasers with the SEC on June 9, 2016 and received effectiveness of such Registration Statement on June 20, 2016 (Registration Number 333-211943).

During the third quarter of 2016, the Company recorded $6.6 million in net proceeds upon the exercise of 3,613,284 of the Company’s warrants for 3,613,284 shares of the Company’s Common Stock, including all of the warrants issued in May 2016 and August 2016. As consideration for the facilitation of the exercise of certain of these warrants held by non-U.S. citizens domiciled outside of the United States, China Kington received a six percent (6%) commission on the aggregate proceeds to the Company pursuant to such exercises. The amount of such commission was approximately $338 thousand.

During the fourth quarter of 2016, the Company recorded $0.9 million in net proceeds upon the exercise of 363,523 of the Company’s warrants for 363,523 shares of the Company’s Common Stock. As consideration for the facilitation of the exercise of certain of these warrants held by non-U.S. citizens domiciled outside of the United States, China Kington received a six percent (6%) commission on the aggregate proceeds to the Company pursuant to such exercises. The amount of such commission was approximately $32 thousand.

Stock Warrants

In July 2011, 139,520 warrants were issued in connection with our July 2011 registered direct financing. These warrants were issued with an exercise price of $33.25 and were set to expire on July 5, 2016. In October 2015, the exercise expiration date was extended until March 6, 2020. Outstanding warrants were exercisable at December 31, 2016. See Note 10 for further details on these warrants.

In March 2015, the Company issued 278,200 Long-Term Warrants and 370,933 Short-Term Warrants. Outstanding March 2015 Warrants were exercisable at December 31, 2016. See Note 10 for further details on these warrants.

In May 2015, the Company issued 217,873 warrants with a 12-month term and an exercise price of $19.50 per share. The warrants became exercisable at any time on or after November 22, 2015, six months from the date of issuance, and will continue to be exercisable for one year thereafter. These outstanding warrants were exercisable at December 31, 2015. See Note 10 for further details on these warrants.

In October 2015, the Company issued warrants to purchase up to 442,800 shares of the Company’s common stock with an exercise price of $5.00 per share. Each warrant was exercisable immediately upon issuance and will expire 60 months from the date of issuance. A price protection provision was included in such warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants will be reduced to that lower price. See Note 10 for further details on these warrants.

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

Effective September 29, 2016, the Company modified the exercise price of all warrants issued pursuant to the securities purchase agreement, dated May 18, 2015, from $19.50 to $3.15 per share, which reflected a discount of approximately sixteen percent (16%) to the closing price of the Company’s Common Stock on September 27, 2016. The Company has estimated the value of warrant modification as of the date of the modification by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. As a result of this modification, the Company recorded a non-cash loss of $270 thousand in general and administrative expense in the consolidate statement of operation and comprehensive loss.

The following table summarizes information about the Company’s warrants outstanding at December 31, 2016, 2015 and 2014, and activity during the three years then ended.

(in thousands)	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2013	192	$43.00
Warrants granted	55	$39.00
Warrants expired	(50)	$68.75
Outstanding at December 31, 2014	197	$35.23
Warrants granted	1,317	$7.40
Warrants expired	(56)	$39.00
Outstanding at December 31, 2015	1,458	$5.19
Warrants granted	3,087	$1.91
Warrants exercised	(3,977)	$1.95
Warrants expired	(3)	$78.13
Outstanding at December 31, 2016	565	$1.81

NOTE 12. EQUITY-BASED COMPENSATION

Equity Compensation Plans

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

For the years from 2009 to 2012, the number of shares of common stock authorized for issuance under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board.  Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for issuance under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 40,000 share cap and the 2007 Plan increases annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 32,646 and 59,157 shares of common stock were authorized for issuance under the 2007 Plan in January 2014 and 2013, respectively. On March 30th, 2015, the Company filed a registration statement to add an additional 82,461 shares to the 2007 Plan. In January 2016, the Company added 139,449 shares to the Plan, per the Plan’s evergreen provision. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock reserved for issuance thereunder by 1,124,826 shares. The aggregate reserved number of shares available under the 2007 Plan is 2,318,486 shares. As of December 31, 2016, there were 53,587 shares available for future grant under the 2007 Plan.

Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair value of the common stock on the date of grant and, if granted to an owner of more than 10% of the Company’s stock, then not less than 110%. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. Any options granted prior to October 2007 include early exercise provisions that allow for full exercise of the option prior to the option vesting, subject to certain repurchase provisions. The Company issues new shares to satisfy option exercises under the plans.

Stock Based Compensation Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2016, 2015 and 2014, and activity during the three years then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	287	$42.00	6.6	422
Options granted	68	$22.50
Restricted stock units granted	3	$—
Options exercised	(2)	$14.00
Restricted stock units vested	(4)	$—
Options forfeited/cancelled	(29)	$36.50
Outstanding at December 31, 2014	323	$38.25	6.3	23
Options granted	85	$11.20
Restricted stock units granted	16	$—
Options exercised	-	$—
Restricted stock units vested	(6)	$—
Options forfeited/cancelled	(28)	$30.58
Restricted stock units cancelled	(2)	$—
Outstanding at December 31, 2015	388	$32.03	6.2	19
Options granted	1,227	$2.74
Restricted stock units granted	104	$—
Options exercised	-	$—
Restricted stock units vested	(114)	$—
Options forfeited/cancelled	(116)	$28.27
Restricted stock units cancelled	-	$—
Outstanding at December 31, 2016	1,489	$8.38	8.7	$702

Vested and expected to vest at December 31, 2016	1,466	$8.45	8.6	$691

Vested at December 31, 2016	402	$22.45	6.6	$—

Exercisable at December 31, 2016	402	$22.45	6.6	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE MKT as of December 31, 2016. There were no stock options exercised during the year ended December 31, 2016. The Company received no cash payments for the exercise of stock options during the years ended December 31, 2016 and December 31, 2015. The Company received $34 thousand in cash payments for the exercise of stock options during the year ended December 31, 2014. The aggregate intrinsic value of stock option awards exercised was $0, $4 thousand and $32 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, as determined at the date of option exercise.

As of December 31, 2016, total unrecognized compensation cost related to unvested stock options and restricted stock was $1.5 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.02 years.

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

During the years ended December 31, 2016, 2015 and 2014, the Company granted options to employees and directors to purchase an aggregate of 1,139,000, 59,000 and 52,000 shares of common stock, respectively.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended December 31,
Assumption	2016	2015	2014
Expected price volatility	84.47%	77.22%	76.88%
Expected term (in years)	7.03	6.8	6.5
Risk-free interest rate	1.57%	1.76%	2.06%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.06	$7.35	$15.25

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

Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company issued 64,000, 16,000 and 2,000 shares of common stock to employees, respectively.

For the years ended December 31, 2016, 2015 and 2014, we recognized stock-based compensation expense of $1,489 thousand, $1,193 thousand and $853 thousand, respectively, for option awards to employees and directors.

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

Stock-Based Awards to Non-Employees

During the years ended December 31, 2016, 2015 and 2014, the Company granted options to purchase an aggregate of 89,000, 27,000, and 14,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2016	2015	2014
Expected price volatility	87.68%	83.77%	79.10%
Expected term (in years)	10.0	9.6	8.6
Risk-free interest rate	1.61%	2.18%	2.28%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.29	$7.15	$15.25

In addition, the Company granted restricted stock to non-employees totaling 41,000, 500 and 600 shares of common stock in the years ended December 31, 2016, 2015 and 2014, respectively, in exchange for advisory and consulting services.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $262 thousand, $188 thousand and $189 thousand, respectively, related to non-employee options and restricted stock grants.

In November 2015, Dr. Ron Najafi resigned from his position as President as CEO of the Company. As part of his separation agreement, in December 2016, the Company paid him a portion of the amount due under the agreement via a combination of registered shares and cash during fiscal year 2016. The expense related to this separation agreement was accrued for and expensed in the year ended December 31, 2015, and the shares were issued to him via fully vested restricted stock in December 2016. In January 2017, the remaining portion of the amount due under the agreement was paid via a combination or registered shard and cash.

In March 2016, Roy Wu left the Company as Senior Vice President of Business Development. As part of his separation agreement, in March 2016, the Company paid him a combination of stock and cash. The expense related to this separation agreement was accrued for and expensed in the year ended December 31, 2015 based upon the known terms, and the shares were issued to him via fully vested restricted stock in March 2016.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Research and development	$195	$449	$376
Sales and Marketing	132	-	-
General and administrative	1,424	933	666
Total stock-based compensation expense	$1,751	$1,382	$1,042

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 13. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Virbac

In April 2012, the Company entered into a feasibility and option agreement with Virbac, a global animal health company, for the development and potential commercialization of Aganocides for a number of veterinary uses for companion animals. Under the terms of the agreement, NovaBay received an upfront payment and is entitled to additional support for research and development.

In April 2013, the Company entered into a collaboration and license agreement with Virbac. Under this new agreement, Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets for companion animals.  The Company received an option exercise fee and may receive future development and pre-commercial milestone payments as a result of the collaboration.

Revenue has been recognized under the agreement as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Materials, Equipment, and Contract Study Costs	$—	$—	$39

The Company had deferred revenue balances of $246 thousand in each of the years ended December 31, 2016, 2015 and 2014, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer Pharma Holdings, Ltd. (“China Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the CFDA. The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

In September 2012, the Company entered into two agreements with Pioneer: (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

Pursuant to the terms of the Distribution Agreement, Pioneer has the right to distribute NeutroPhase, upon a marketing approval from a Regulatory Authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, the Company received an upfront payment, which was recorded as deferred revenue. Pioneer is also obligated to make certain additional payments to the Company upon receipt of the marketing approval. The Distribution Agreement further provides that Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase product, payable in NovaBay unregistered restricted common stock.

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

Revenue has been recognized under these agreements as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Amortization of upfront technology access fee	$94	$25	$47
Product sales	324	70	161
	$418	$95	$208

The Company had deferred revenue balances of $1.0 million, $1.1 million, and $1.2 million, respectively, at December 31, 2016, 2015 and 2014, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

On February 7, 2012 the Company to enter into a distribution agreement with Integrated Healing Technologies, LLC, (“IHT”) to distribute NeutroPhase. NovaBay received an upfront payment of $750,000.

Revenue has been recognized under this agreement as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Amortization of upfront technology access fee	$21	$5	$7
Product sales	332	34	101
	$353	$39	$108

 The Company had deferred revenue balances of $653 thousand, $674 thousand, and $679 thousand, respectively, at December 31, 2016, 2015 and 2014, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

On June 1, 2013 the Company to enter into a distribution agreement with Principal Business Enterprise Inc., (“PBE”) to distribute NeutroPhase. NovaBay received an upfront payment of $200,000.

Revenue has been recognized under this agreement as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Amortization of upfront technology access fee	$—	$1	$4
Product sales	22	66	104
	$22	$67	$108

 The Company had deferred revenue balances of $194 thousand, $195 thousand, and $196 thousand, respectively, at December 31, 2016, 2015 and 2014, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its Avenova product with McKesson Corporation (“McKesson”) as part of the Company’s commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. [In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health. In April 2015, the Company also signed a nationwide distribution agreement with AmerisourceBergen to market Avenova. Since December 2015, the Company has signed nationwide distribution agreements with Willow Pharmacy, Allure Pharmacy, Smith Drug Company and Dakota Drug to market Avenova.

During the years ended December 31, 2016, 2015 and, 2014, the Company earned $7.3 million, $947 thousand and $4 thousand, respectively, in net sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $1,924 thousand and $24 thousand as of December 31, 2016 and December 31, 2015, respectively, for its Avenova product from its distribution agreements.

NOTE 14. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2016.

NOTE 15. INCOME TAXES

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December 31
(in thousands)	2016	2015	2014
Current
Federal	$—	$—	$—
State	2	2	2
Other	—	—	—
Total current tax expense	2	2	2

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$2	$2	$2

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, are as follows:

	December 31
(in thousands)	2016	2015
Deferred tax assets:
Net operating losses	$34,902	$31,464
Accruals	287	403
Deferred revenue	829	954
Stock options	1,894	1,558
Other deferred tax assets	765	652
Total deferred tax assets	38,677	35,031

Deferred tax liabilities:
Property and equipment	(32)	(28)
Total deferred tax liabilities	(32)	(28)

Valuation allowance	(38,645)	(35,003)
Net deferred taxes	$—	$—

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

The valuation allowance increased by the following amounts (in thousands):

2016	2015	2014
$3,642	$8,101	$6,286

In accordance with ASC 718 Compensation – Stock Compensation, the Company has excluded from deferred tax assets benefits attributable to employee stock option exercises. Therefore, these amounts are not included in gross or net deferred tax assets. The benefit of these NOL carryforwards, totaling $1.1 million and $0.7 million at December 31, 2016 for federal and California tax, respectively, will only be recorded to equity when they reduce cash taxes payable.

NOL and tax credit carryforwards as of December 31, 2016, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$90,165	2024	-	2036
Net operating losses, state	$78,219	2028	-	2036
Tax credits, federal	$1,316	2031	-	2036
Tax credits, state	$282	do not expire

Under U.S. federal tax law, the amount and availability of tax benefits are subject to a variety of interpretations and restrictive tests. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, and similar state provisions. Ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on two occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382. The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against the Company’s NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations and comprehensive loss if an adjustment is required.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31
(in thousands)	2016	2015	2014

Income tax provision (benefit) at federal statutory rate	$(4,471)	$(6,439)	$(5,154)
State tax	(157)	(1,060)	(818)
ISO-related expense for GAAP	52	164	144
Change in valuation allowance	3,641	8,101	6,286
Revaluation of warrant liability	806	(731)	(565)
Tax credits	(31)	(123)	(44)
Other	162	90	153
Total	$2	$2	$2

Uncertain Income Tax Positions

The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
(in thousands)	2016	2015
Unrecognized benefit - beginning of period	$957	$811
Gross increases - current period tax positions	17	76
Unrecognized benefit - end of period	$974	$957

The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. It is subject to income tax examinations for U.S. incomes taxes and state income taxes from 2004 and 2006 forward respectively. It does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Loans

See Note 8, “Related Party Notes Payable” for a description of the Loan with the following related parties: Mr. Sieczkarek, Chairman of the Board, President and Chief Executive Officer of the Company; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company; Dr. McPherson, a Director of the Company; and Pioneer China, Pioneer Singapore as a wholly-owned subsidiary of Pioneer China and recipient of all of the holdings of Pioneer Singapore as a result of a recent internal corporate reorganization, and Mr. Fu, the Company’s two largest stockholders. The Loan was fully paid off as of August 1, 2016.

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

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $418 thousand, $95 thousand, and $208 thousand for the years ended December 31 2016, 2015 and 2014, respectively. The Company had related party accounts receivable of $75 thousand and $0 as of December 31, 2016 and December 31, 2015, respectively. See Note 13, “License, Collaboration and Distribution Agreements - NeutroPhase Distribution Agreements,” for additional information regarding the Company’s distribution agreements with Pioneer, one of the Company’s largest stockholder.

Related Party Expenses

The Company recognized related party commission fees of $1.1 million, $408 thousand, and $0 for the years ended December 31 2016, 2015, and 2014, respectively. These fees were paid to China Kington, representing the commission on sale of the Company’s common stock and the exercise of the Company’s warrants. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

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

As disclosed in our 10-Q for the period ended September 30, 2016, we determined there was a material weakness in our internal controls over financial reporting. During the fourth quarter of fiscal 2016, we remediated the material weakness by implementing procedures to ensure that complex warrant liability matters associated with the exercise of those warrants are appropriately analyzed and recorded in the financial statements We enhanced the design of our control procedures to require that these matters be thoroughly researched and documented and, when necessary, engage technical expertise on complex accounting matters to support the accounting and finance team and the internal control environment. As a result of these measures, we have concluded that the material weakness that existed in the design of our internal control over financial reporting at September 31, 2016 has been remediated as of December 31, 2016

Based upon that evaluation at December 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Our management utilized the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness described above, there were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

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

Exhibit 24.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2017
	By:	/s/ Mark M. Sieczkarek

Director and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK M. SIECZKAREK	Chairman of the Board and Interim Chief	March 23, 2017
Mark M. Sieczkarek, M.B.A.	Executive Officer (principal executive officer)

/s/ THOMAS PAULSON	Chief Financial Officer and Treasurer (principal	March 23, 2017
Thomas J. Paulson, M.B.A.	financial and accounting officer)

/s/ PAUL FREIMAN	Lead Independent Director	March 23 2017
Paul E. Freiman, Ph.D

/s/ YONGHAO MA	Director	March 23, 2017
Yonfhao Ma, Ph.D. (Carl MA)

/s/ GAIL MADERIS	Director	March 23, 2017
Gail Maderis, M.B.A.

/s/ TODD ZAVODNICK	Director	March 23, 2017
Todd Zavodnick

/s/ XINZHOU LI	Director	March 23, 2017
Xinzhou Li

/s/ MIJIA WU	Director	March 23, 2017
Mijia Wu, M.B.A. (Bob WU)

/s/ XIAOYAN LIU	Director	March 23, 2017
Xiaoyan Liu (Henry LIU)

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/29/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	6/04/2014
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	10/02/2015
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	3.1	12/21/2015
3.5	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended) (1)					X
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term) (1)					X
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term) (1)					X
4.4	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.5	Form of Warrant issued in October 2015 offering, as amended (1)					X
4.6	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.7	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.8	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1, as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	[TBD]	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (Form Agreements to the 2007 Omnibus Incentive Plan)	S-1, as amended	333-140714	10.3	5/29/2007
10.5+	Executive Officer Cash Bonus Structure	10-K	001-33678	10.4	3/27/2012

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.6	Long Term Strategic Bonus for Executives	8-K	001-33678	Item 5.02	4/24/2013
10.7+	Non-Employee Director Compensation Plan					X
10.8+	Separation Agreement (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	11/19/2015
10.9+	Amendment to Separation Agreement, dated December 15, 2016 (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	12/19/2016
10.10+	Separation Agreement, dated February 29, 2016 (by and between the Company and Roy Wu)	8-K	001-33678	10.1	3/01/2016
10.11+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek)	8-K	001-33678	10.1	5/27/2016
10.12+	Executive Employment Agreement (Employment Agreement of Thomas J. Paulson)	8-K	001-33678	10.2	1/05/2016
10.13+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.3	1/05/2016
10.14	Office Lease between Emery Station Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North	S-1, as amended	333-140714	10.10	3/30/2007
10.15	Fifth Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.20	3/14/2008
10.16	Sixth Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.17	Seventh Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q	001-33678	10.2	8/09/2012
10.18	Eighth Amendment to Lease between Emery Station Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.19	3/04/2016
10.19	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.20	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.21†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.22†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.23†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.24†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.25	Securities Purchase Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.1	03/09/2015
10.26	Securities Purchase Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	10.1	8/13/2015
10.27	Stock Purchase Agreement (between the Company and the purchasers pursuant to the March 3, 2015 Securities Purchase Agreement)	10-Q	001-33678	10.2	8/13/2015
10.28	Securities Purchase Agreement (between the Company and Jian Ping Fu)	8-K	001-33678	10.1	2/17/2016
10.29	Securities Purchase Agreement (between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	8-K	001-33678	10.2	2/17/2016
10.30	Securities Purchase Agreement (between the Company and Mark M. Sieczkarek)	8-K	001-33678	10.3	2/17/2016
10.31	Securities Purchase Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	10.1	4/05/2016
10.32	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
23.1	Consent of OUM & Co. LLP					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

(1)	These amended form of Warrants are being filed solely to reflect the revised exercise price previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission.

+	Indicates a management contract or compensatory plan or arrangement

†

NovaBay Pharmaceuticals, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.