Form 10-Q
period 2017-03-31
NovaBay Pharmaceuticals, Inc.
filed 2017-05-11
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 9, 2017, there were 15,309,175 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements

	1.	Consolidated Balance Sheets: March 31, 2017 (unaudited) and December 31, 2016	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three months ended March 31, 2017 and 2016	2

	3.	Consolidated Statements of Cash Flows (unaudited): Three months ended March 31, 2017 and 2016	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.		Controls and Procedures	32

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	32

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.		Exhibits	39

SIGNATURES			39

EXHIBIT INDEX			40

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)	Footnote 2
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$9,512
Accounts receivable, net of allowance for doubtful accounts ($52 and $10 at March 31, 2017 and December 31, 2016, respectively)	2,331	2,120
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $273 and $196 at March 31, 2017 and December 31, 2016, respectively)	765	873
Prepaid expenses and other current assets	1,036	1,966
Total current assets	11,531	14,471
Property and equipment, net	421	371
Other assets long-term	730	539
TOTAL ASSETS	$12,682	$15,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$798	$455
Accrued liabilities	1,831	2,007
Deferred revenue	1,673	1,861
Total current liabilities	4,302	4,323
Deferred revenues - non-current	1,807	1,986
Deferred rent	314	327
Warrant liability	1,681	1,446
Other liabilities	222	198
Total liabilities	8,326	8,280

Stockholders' equity :
Preferred stock: 5,000 shares authorized; none outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 240,000 shares authorized; 15,288 and 15,269 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	153	153
Additional paid-in capital	111,885	110,619
Accumulated deficit	(107,682)	(103,671)
Total stockholders' equity	4,356	7,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,682	$15,381

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Sales:
Product revenue, net	$3,694	$1,655
Other revenue, net	7	64
Total sales, net	3,701	1,719

Product cost of goods sold	588	611
Gross profit	3,113	1,108

Research and development	62	933
Sales and marketing	3,740	3,144
General and administrative	3,088	1,682
Total operating expenses	6,890	5,759
Operating Loss	(3,777)	(4,651)

Non cash loss on changes in fair value of warrant liability	(235)	(385)
Other income (expense), net	2	(41)

Loss before provision for income taxes	(4,010)	(5,077)
Provision for income tax	(1)	—
Net loss and comprehensive loss	$(4,011)	$(5,077)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.26)	$(1.24)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	15,284	4,086

The accompanying notes are an integral part of these consolidated financial statements.

  NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016

Operating activities:
Net loss	$(4,011)	$(5,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	40
Stock-based compensation expense for options and stock issued to employees and directors	1,157	74
Stock-based compensation expense for options and stock issued to non-employees	36	19
Issuance of RSUs to employees	—	133
Issuance of RSUs to non-employees	—	21
Note receivable impairment	—	91
Non-cash loss on change in fair value of warrant liability	235	385
Changes in operating assets and liabilities:
Increase in accounts receivable	(211)	(961)
Decrease in inventory	108	144
(Increase) decrease in prepaid expenses and other assets	921	(107)
Increase in other assets long-term	(181)	—
Increase (decrease) in accounts payable and accrued liabilities	234	(476)
Increase in deferred rent	56	—
Increase (decrease) in deferred revenue	(368)	781
Net cash used in operating activities	(2,006)	(4,933)

Investing activities:
Purchases of property and equipment	(59)	(16)
Net cash used in investing activities	(59)	(16)

Financing activities:
Proceeds from common stock issuances, net	—	2,628
Proceeds from restricted stock sold to cover taxes	—	12
Settlement of restricted stock for tax withholding	(48)	(11)
Proceeds from borrowings	—	1,365
Net cash provided (used) in financing activities	(48)	3,994
Net decrease in cash and cash equivalents	(2,113)	(955)
Cash and cash equivalents, beginning of period	9,512	2,385
Cash and cash equivalents, end of period	$7,399	$1,430

Supplemental disclosure of non cash information:
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$1	$1
Fixed asset purchases, included in accounts payable and accrued liabilities	$9	$—
Severance paid in RSU to non-employee	$69	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company focused on commercializing prescription Avenova® daily lid and lash hygiene in the domestic eye care market.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In August 2007, it formed two subsidiaries––NovaBay Pharmaceuticals Canada, Inc., a wholly-owned subsidiary incorporated under the laws of British Columbia (Canada), which was formed to conduct research and development in Canada and was dissolved in July 2012, and DermaBay, Inc., a wholly-owned U.S. subsidiary, which may explore and pursue dermatological opportunities (“DermaBay”). In June 2010, it changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. Historically, the Company operated as four business segments. At the direction of its Board of Directors, the Company is focused primarily on commercializing prescription Avenova for managing hygiene of the eyelids and lashes in the United States and is now managed as a single business and not four segments.

Effective December 18, 2015, the Company effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”) (See Note 11). The accompanying financial statements and related notes give retroactive effect to the Reverse Stock Split.

Liquidity

Based primarily on the funds available at March 31, 2017, the Company believes these resources will be sufficient to fund its operations into May 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as the Company continues to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt of its going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2017. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, as applicable. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Prior period amounts in the accompanying consolidated balance sheets have been reclassified to conform to current period presentation. The reclassifications did not change total assets, total liabilities, or total stockholders’ equity. Additionally, prior period amounts in the accompanying consolidated statement of operations and comprehensive loss have been reclassified to conform to current period presentation. The reclassifications did not change the net loss or loss per share.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2017, and December 31, 2016, the Company’s cash and cash equivalents were held in three highly-rated, major financial institutions in the United States.

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

During the three months ended March 31, 2017 and 2016 revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners.

During the three months ended March 31, 2017 and 2016 revenues from our major distribution or collaboration partners greater than 10% are as follows:

Major distribution or collaboration partner	March 31, 2017	March 31, 2016
Distributer A	23%	20%
Distributer B	25%	*
Distributer C	21%	*
Collaborator	*	14%

* not greater than 10%

As of March 31, 2017 and December 31, 2016, accounts receivable from our major distribution partners greater than 10% are as follows:

Major distribution partner	March 31, 2017	December 31, 2016
Distributer A	25%	22%
Distributer B	25%	24%
Distributer C	28%	31%

The Company relies on two contract sole source manufacturers to produce its finished goods. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of March 31, 2017 and December 31, 2016, management reserved $52 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute and were over 120 days past due at those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. The inventory allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $273 thousand and $196 thousand at March 31, 2017, and December 31, 2016, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. During the first quarter of fiscal year 2016, the Company impaired a note receivable which was deemed to no longer be collectable, as the originator of the loan is not in business and the collateral held against the loan did not possess value in an amount sufficient to satisfy the loan. As a result, a $91 thousand impairment charge was recorded to research and development expense during the three months ended March 31, 2016. There were no impairments during the three months ended March 31, 2017. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

The Company recognizes product revenue when: (i) persuasive evidence that a sale arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) the Company’s price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid the Company, or the customer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the customer's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated. If these factors were to vary, the resulting change could have a material effect on the Company’s revenue recognition and on the Company’s results of operations.

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, level of availability of the item or service, and specificity required in production for certain compounds. The Company uses external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services. The Company’s research, clinical and development activities are often performed under agreements it enters into with external service providers. The Company estimates and accrues the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements. As actual costs are incurred, the Company adjusts its accruals. Historically, the Company’s accruals have been consistent with management’s estimates and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates may result in a material change in the Company’s expenses, which could also materially affect its results of operations.

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as expense over the requisite service period, which is generally the vesting period. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 12 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Basic EPS is computed by dividing net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three months ended March 31, 2017 and 2016, there was no difference between basic and diluted EPS due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Net loss	$(4,011)	$(5,077)

Basic Shares	15,284	4,086
Add: shares issued upon assumed exercise of stock options and warrants	—	—
Diluted shares	$15,284	$4,086

Basic and diluted net loss per share	$(0.26)	$(1.24)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Period end stock options to purchase common stock	2,134	300
Period end common stock warrants	565	1,458
	2,699	1,758

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. ASU 2014-09 as amended is effective for interim and annual reporting periods beginning after December 15, 2017 and permits companies to adopt the standard early. The Company plans to adopt the new standard effective January 1, 2018 with a modified retrospective transition applying the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented.

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

The Company is still evaluating its major distribution agreements and its license and collaboration agreements and assessing the impact of adoption of the new standard to its consolidated financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new or modified revenue arrangements prior to adoption. The Company expects to complete such efforts by the fourth quarter of 2017.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure if substantial doubt exists. The new standard is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company previously adopted ASU 2014-15. For adoption impact, see Note 1 to the financial statements under “Liquidity.”

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company in the first quarter of fiscal year 2017, with early adoption permitted. The adoption and implementation of ASU 2015-11 did not result in a material impact to the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes such interim period. The adoption and implementation of ASU 2016-09 did not result in a material impact to the Company’s consolidated financial statements.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Fair Value Measurements Using
(in thousands)	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100	$100	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$574	$574	$—	$—

Liabilities
Warrant liability	$1,681	$—	$—	$1,681
Total liabilities	$1,681	$—	$—	$1,681

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100	$100	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$574	$574	$—	$—

Liabilities
Warrant liability	$1,446	$—	$—	$1,446
Total liabilities	$1,446	$—	$—	$1,446

For the three-month period ended March 31, 2017, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash expense on an increase in the fair value of the warrants of $235 thousand, in its consolidated statement of operations and comprehensive loss. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2016	$1,446
Increase in fair value at March 31, 2017	235
Fair value of warrant liability at March 31, 2017	$1,681

NOTE 4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Prepaid outsourced sales team	$—	$606
Prepaid sales rebate	340	658
Prepaid rent	33	120
Prepaid research and development services	121	123
Rent receivable	87	165
Other	455	294
Total prepaid expenses and other current assets	$1,036	$1,966

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials and supplies	$559	$514
Finished goods	479	555
Less allowance for excess and obsolete inventory and lower of cost or estimate net realizable value adjustments	(273)	(196)
Total inventory, net	$765	$873

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Office and laboratory equipment	$24	$24
Furniture and fixtures	153	153
Computer equipment and software	231	170
Production equipment	105	105
Leasehold improvements	74	68
Total property and equipment, at cost	587	520
Less: accumulated depreciation and amortization	(166)	(149)
Total property and equipment, net	$421	$371

Depreciation and amortization expense was $18 thousand and $40 thousand for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Research and development	$10	$2
Employee payroll and benefits	603	763
Severance pay	—	250
Inventory	68	75
Legal	242	—
Sales rebates	225	166
Outsourced sales team	280	333
Distributer fees and discounts	203	206
Other	200	212
Total accrued liabilities	$1,831	$2,007

NOTE 8. RELATED PARTY NOTES PAYABLE

Beginning on December 30, 2015, the Company entered into a series of agreements pursuant to a loan (the “Loan”) facilitated by China Kington Asset Management Co. Ltd. (“China Kington”). In connection with the Loan, the Company issued five (5) promissory notes (the “Notes”) payable to Mr. Mark Sieczkarek, the Gail J. Maderis Revocable Trust, Dr. T. Alex McPherson, Mr. Jian Ping Fu, and Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Singapore”) (collectively, the “Lenders”), loaning the Company an aggregate of $3.0 million. Specifically, Mr. Sieczkarek, Chairman of the Board of Directors of the Company (the “Board”) and President and Chief Executive Officer of the Company, loaned the Company $199 thousand; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company, loaned the Company $71 thousand; Dr. McPherson, a Director of the Company, loaned the Company $20 thousand; Pioneer Singapore loaned the Company $1.4 million; and Mr. Fu loaned the Company $1.4 million. China Pioneer, with its wholly-owned subsidiary, Pioneer Hong Kong (which now holds all of the holdings of Pioneer Singapore due to a recent internal corporate reorganization) and Mr. Fu are the Company's two largest stockholders. All Notes were issued on December 30, 2015 except the Note payable to Mr. Fu, which was issued on January 12, 2016.

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

Upon closing the first tranche of an $11.8 million private placement on May 6, 2016 and by agreement with the Lenders, the Company used $2.5 million of the proceeds from the private placement to repay the principal on the Notes issued to the Lenders.

Upon closing the second tranche of such $11.8 million private placement on August 1, 2016, the Company repaid the remaining principal on the Notes in the amount of $520 thousand.

As of March 31, 2017, and December 31, 2016, outstanding amounts under these Notes was zero.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

Facility Leases

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

Rent expense for the above two facility leases was approximately $99 thousand and $253 thousand, net for the three months ended March 31, 2017 and 2016, respectively.

The Company’s monthly rent payments fluctuate under the various leases and sublease agreements. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Vehicle Fleet Leases

During the three months ended March 31, 2017, the Company leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle. As of March 31, 2017, the aggregate monthly lease payment for all 54 vehicles is $14 thousand, including a management fee of $15 per vehicle. In addition, the Company made an initial payment of $2,750 per vehicle, which it is amortizing over the 36 month lease period.

Lease expense for the vehicle fleet was $17 thousand and zero for the three months ended March 31, 2017 and 2016, respectively.

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

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2017.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On December 19, 2016, Liam Kozma ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action (the “Complaint”) against the Company and the Board of Directors (the "Board") in the United States District Court for the District of Delaware (the "Court") alleging that the Board breached its fiduciary duty and made materially false and misleading statements in the Company’s proxy statement filed with the SEC on April 18, 2016, as supplemented on May 17, 2016 (collectively, the “2016 Proxy Statement”), related to the Company's amendment of the 2007 Omnibus Incentive Plan (the "Plan").  The Company is in discussion with Plaintiff’s counsel regarding settlement.  The Company has reserved an amount in connection with the Complaint that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.   There are no matters as of March 31, 2017, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the July 2011 Warrants as of March 31, 2017 and December 31, 2016 were as follows:

	Period Ended
Assumption	March 31, 2017	December 31, 2016
Expected price volatility	103.00%	102.00%
Expected term (in years)	2.93	3.18
Risk-free interest rate	1.48%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.97	$2.55

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

The key assumptions used to value the Short-Term Warrants as of March 31, 2017 and December 31, 2016 were as follows:

	Period Ended
Assumption	March 31, 2017	December 31, 2016
Expected price volatility	103.00%	102.00%
Expected term (in years)	2.93	3.18
Risk-free interest rate	1.48%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.97	$2.47

The key assumptions used to value the Long-Term Warrants as of March 31, 2017 and December 31, 2016 were as follows:

	Period Ended
Assumption	March 31, 2017	December 31, 2016
Expected price volatility	103.00%	102.00%
Expected term (in years)	2.93	3.18
Risk-free interest rate	1.48%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.80	$2.55

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

The key assumptions used to value the warrants as of March 31, 2017, and December 31, 2016 were as follows:

	Period Ended
Assumption	March 31, 2017	December 31, 2016
Expected price volatility	98.00%	96.00%
Expected term (in years)	3.58	3.83
Risk-free interest rate	1.62%	1.66%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.05	$2.60

During the third quarter of 2016, a total of 3,613,284 warrants to purchase 3,613,284 shares of common stock were exercised related to warrants issued during July 2011, March 2015 and October 2015, resulting in gross proceeds of $6.9 million. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $1.6 million, with any change in fair value recorded in the consolidated statement of operations and comprehensive loss. The $1.6 million fair value was subsequently transferred to equity as of the date of exercise.

During the fourth quarter of 2016, a total of 363,523 warrants to purchase 363,523 shares of common stock were exercised related to the October 2011, November 2015 and December 2015 warrants resulting in gross proceeds of $0.9 million. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.5 million, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $0.5 million fair value was subsequently transferred to equity as of the date of exercise.

The details of all outstanding warrant liability as of March 31, 2017, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$147
Long-Term Warrants	105	312
Short-Term Warrants	127	354
October 2015 Warrants	284	868
	565	$1,681

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendments to Articles of Incorporation—Reverse Stock Split

Effective December 18, 2015, the Company amended its Certificate of Incorporation to affect a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders on December 11, 2015. The accompanying financial statements and related notes give retroactive effect to this Reverse Stock Split.

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of March 31, 2017, and December 31, 2016, there were no shares of Company preferred stock outstanding.

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

Effective September 29, 2016, the Company modified the exercise price of all warrants issued pursuant to the securities purchase agreement, dated May 18, 2015, from $19.50 to $3.15 per share, which reflected a discount of approximately sixteen percent (16%) to the closing price of the Company’s Common Stock on September 27, 2016. The Company has estimated the value of warrant modification as of the date of the modification by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. As a result of this modification, the Company recorded a non-cash loss of $270 thousand in general and administrative expense in the consolidated statement of operation and comprehensive loss.

The details of all outstanding warrants as of March 31, 2017, are as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2016	565	$1.81
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	—	—
Warrants outstanding March 31, 2017	565	$1.81

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

For the years from 2009 to 2012, the number of shares of common stock authorized for issuance under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board. Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for issuance under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 40,000 share cap and the 2007 Plan increases annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 32,646 and 59,157 shares of common stock were authorized for issuance under the 2007 Plan in January 2014 and 2013, respectively. On March 30, 2015, the Company filed a registration statement to add an additional 82,461 shares to the 2007 Plan. In January 2016, the Company added 139,449 shares to the 2007 Plan, per the 2007 Plan’s evergreen provision. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock reserved for issuance thereunder by 1,124,826 shares. In January 2017, the Company added 610,774 shares to the 2007 Plan, per the 2007 Plan’s evergreen provision. The aggregate reserved number of shares available under the 2007 Plan is 2,318,486 shares. As of March 31, 2017, there were 15,889 shares available for future grant under the 2007 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2017, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,489	$8.38	8.7	$702
Options granted	661	$3.53
Restricted stock units granted	31	$—
Options exercised	-	$—
Restricted stock units vested	(31)	$—
Options forfeited/cancelled	(16)	$35.12
Outstanding at March 31, 2017	2,134	$6.68	8.9	$1,505

Vested and expected to vest at March 31, 2017	2,116	$6.70	8.9	$1,494

Vested at March 31, 2017	1,214	$9.13	8.4	$—

Exercisable at March 31, 2017	1,214	$9.13	8.4	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE MKT as of March 31, 2017. There were no stock option awards exercised for the three months ended March 31, 2017 or 2016. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2017 or 2016.

As of March 31, 2017, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $2 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 1.47 years.

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

During the three months ended March 31, 2017 and 2016, the Company granted options to purchase an aggregate of 631 thousand and 91 thousand shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Three Months Ended March 31,
Assumption	2017	2016
Expected price volatility	87.92%	87.00%
Expected term (in years)	6.83	7.76
Risk-free interest rate	2.27%	2.09%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.71	$1.60

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

Additionally, during the three months ended March 31, 2017, the Company did not issue common stock to employees. During the three months ended March 31, 2016, the Company issued 64 thousand shares of common stock to employees.

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense of $1,157 thousand and $207 thousand, respectively, for stock based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2017 and 2016, the Company granted options to purchase an aggregate of 30 thousand and 17 thousand shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Three Months Ended March 31,
Assumption	2017	2016
Expected price volatility	88.17%	87.00%
Expected term (in years)	10.00	9.99
Risk-free interest rate	2.51%	2.04%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$3.08	$2.64

The Company granted 19 thousand shares of fully vested registered stock to non-employees in the three months ended March 31, 2017, as part of the settlement agreement for Dr. Ron Najafi as described below. The Company granted restricted stock to non-employees totaling 10 thousand shares of common stock in the three months ended March 31, 2016 in exchange for advisory and consulting services.

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense of $36 thousand and $40 thousand, respectively, related to non-employee stock and option grants.

In November 2015, Dr. Ron Najafi resigned from his position as President and CEO of the Company. As part of his separation agreement, in December 2016, the Company paid him a portion of the amount due under the agreement via a combination of registered shares and cash during fiscal year 2016. The expense related to this separation agreement was accrued for and expensed in the year ended December 31, 2015, and the shares were issued to him via fully vested registered stock in December 2016.  In January 2017, the remaining portion of the amount due under the agreement was paid via a combination or registered shares and cash.

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

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Research and development	$21	$31
Sales and Marketing	37	2
General and administrative	1,135	214
Total stock-based compensation expense	$1,193	$247

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

   No revenue was recognized in the three months ended March 31, 2017 and 2016, related to these agreements.

The Company had deferred revenue balances of $246 thousand at March 31, 2017 and December 31, 2016, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

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

Revenue has been recognized under these agreements as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Amortization of upfront technology access fee	$6	$51
Product sales	—	236
	$6	$287

The Company had deferred revenue balances of $1.0 million at March 31, 2017 and December 31, 2016, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

On February 7, 2012, the Company entered into a distribution agreement with Integrated Healing Technologies, LLC, (“IHT”) to distribute NeutroPhase. NovaBay received an upfront payment of $750 thousand.

Revenue has been recognized under this agreement as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Amortization of upfront technology access fee	$—	$13
Product sales	—	92
	$—	$105

The Company had deferred revenue balances of $653 at March 31, 2017 and March 31, 2016, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

On June 1, 2013, the Company entered into a distribution agreement with Principal Business Enterprise Inc. (“PBE”) to distribute NeutroPhase. NovaBay received an upfront payment of $200 thousand.

Revenue has been recognized under this agreement as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Amortization of upfront technology access fee	$1	$—
Product sales	73	—
	$74	$—

The Company had deferred revenue balances of $194 thousand, at March 31, 2017 and December 31, 2016, related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

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

During the three months ended March 31, 2017 and 2016, the Company earned $2.8 million and $0.6 million, respectively, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $1.6 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, for its Avenova product from its distribution agreements.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the three months ended March 31, 2017.

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

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $6 thousand and $287 thousand for the three months ended March 31, 2017 and 2016, respectively. There were no related party accounts receivable as of March 31, 2017 and December 31, 2016. See Note 13, “License, Collaboration and Distribution Agreements - NeutroPhase Distribution Agreements,” for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company recognized related party commission fees of zero and $155 thousand for the three months ended March 31, 2017 and 2016, respectively. These fees were paid to China Kington, representing the commission on sale of the Company’s common stock. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

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

We have also developed additional commercial products containing Neutrox, including NeutroPhase for the wound care market and CelleRx for the dermatology market. We have partnerships for NeutroPhase in the U.S., as well as select overseas markets, most notably China.

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies), included in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At March 31, 2017 and December 31, 2016, management reserved $52 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute and were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2017 and December 31, 2016, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $273 thousand and $196 thousand, respectively.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

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

The following table summarizes the activity in the accounts related to product allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Total

Balance at December 31,2016	$(331)	$—	$492	$161
Current provision related to sales made during current period	(517)	(97)	(2,305)	(2,919)
Payments	630	97	1,928	2,655
Balance at March 31,2017	$(218)	$—	$115	$(103)

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess and obsolete inventory, along with lower of cost or estimate net realizable value.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part I, Item 1 of this report for information on recent accounting pronouncements.

 Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,		Dollar	Percent
Statement of Operations	2017	2016	Change	Change
Sales:
Product revenue, net	$3,694	$1,655	$2,039	123%
Other revenue	7	64	(57)	(89)%
Total sales, net	3,701	1,719	1,982	115%

Product cost of goods sold	588	611	(23)	(4)%
Gross profit	3,113	1,108	2,005	181%

Research and development	62	933	(871)	(93)%
Sales and marketing	3,740	3,144	596	19%
General and administrative	3,088	1,682	1,406	84%
Total operating expenses	6,890	5,759	1,131	20%
Operating Loss	(3,777)	(4,651)	874	(19)%

Non cash loss on changes in fair value of warrant liability	(235)	(385)	150	(39)%
Other income (expense), net	2	(41)	43	(105)%

Loss before provision for income taxes	(4,010)	(5,077)	1,067	(21)%
Provision for income tax	(1)	-	(1)	-%
Net loss and comprehensive loss	$(4,011)	$(5,077)	$1,066	(21)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $2.0 million, or 123%, to $3.7 million for the three months ended March 31, 2017 from $1.7 million for the prior year’s period and other revenue, net, decreased by $57 thousand for the three months ended March 31, 2017, or 89%, to $7 thousand from $64 thousand for the three months ended March 31, 2016. The change in product revenue, net, was primarily the result of increased sales of Avenova in connection with the focus on product commercialization driven by unit growth and price increases.

Other revenue decreased primarily due to lower non-Avenova sales.

Product cost of goods sold decreased by $23 thousand, or 4%, to $588 thousand from $611 thousand for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in product cost of goods sold was primarily the result of lower non-Avenova sales, partly off-set by increased reserves for excess and obsolete inventory, and lower of cost or estimated net realizable value adjustments. Product cost of goods did not increase at the same rate of product revenue due to the continuing shift in sales mix toward the reimbursed pharmacy channel which maintains a higher selling price.

Gross Profit increased by $2.0 million, or 181%, to $3.1 million for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. The increase in gross profit was primarily the result of increased sales of Avenova, along with the continuing shift in sales mix toward the reimbursed pharmacy channel.

Research and Development

Research and development expenses decreased by $0.9 million, or 93%, to $62 thousand for the three months ended March 31, 2017, down from $1.0 million for the three months ended March 31, 2016. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $0.6 million, or 19%, to $3.7 million for the three months ended March 31, 2017, up from $3.1 million for the three months ended March 31, 2016. The increase was primarily due to a change from an out-sourced sales team to an in-house sales team and an increase in the number of sales persons.

General and administrative

General and administrative expenses increased by $1.4 million, or 84%, to $3.1 million for the three months ended March 31, 2017, up from $1.7 million for the three months ended March 31, 2016. The increase was primarily a result of higher stock-based compensation.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a loss of $0.2 million for the three months ended March 31, 2017, compared to a loss of $0.4 million for the three months ended March 31, 2016.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liabilities. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In the three months ended March 31, 2017, non-cash loss on changes in fair value of warrant liability was caused by a further increase in the price of the Company’s common stock above the warrants’ exercise price. During the three months ended March 31, 2016, we incurred a non-cash loss resulting from the reduction in the strike price of the July 2011, March 2015 and October 2015 warrants to $1.81, resulting from the sale of the Company’s common stock to Mr. Jian Ping Fu at that price in February 2016.

Other income (expense), net

Other income (expense), net, changed to income of $2 thousand for the three months ended March 31, 2017, as compared to an expense of $41 thousand for the three months ended March 31, 2016. The decrease in other expense was a result of the interest due on the notes the Company entered into in December 2015 and January 2016 as part of our Bridge Loan, which were fully paid off on August 1, 2016. For additional information regarding the notes and the Bridge Loan, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, our cash and cash equivalents were $7.4 million, compared to $9.5 million as of December 31, 2016. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as we continue to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern.

The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt regarding its ability to continue as a going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the SEC. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $2.0 million, compared to $4.9 million for the three months ended March 31, 2016. The decrease was primarily due to increased sales of Avenova, and an increase in non-cash stock-based compensation expense for options and stock issued to employees and directors, partially offset by an increase in deferred revenue.

Net Cash Used In Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities for the purchase of property and equipment was $59 thousand, compared to $16 thousand for the three months ended March 31, 2016.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $48 thousand for the three months ended March 31, 2017, was attributable to the settlement of restricted stock for tax withholding. Net cash provided by financing activities of $4.0 million for the three months ended March 31, 2016, was attributable to the sale of common stock and warrants, and from proceeds received from borrowings.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2017.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of March 31, 2017, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility leases	$4,527	$1059	$2,215	$1,253	$—
Vehicle leases	463	163	300	—	—
	$4,990	$1,222	$2,515	$1,253	$—

Our commitments as of March 31, 2017 consist of two operating facility leases: the Lease and the lease for Emery Station, and 54 operating vehicle leases.

The total commitment for the Lease as of March 31, 2017 was $2.0 million due over the lease term, compared to $2.1 million as of December 31, 2016.

The total commitment of the Emery Station lease as of March 31, 2017 was $2.5 million due over such lease term, compared to $2.6 million as of December 31, 2016. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $654 thousand, $613 thousand, $758 thousand, and $383 thousand in the years ending March 31, 2017, 2018, 2019, and 2020, respectively, under the Sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of March 31, 2017 was $0.5 million due over the lease term, compared to zero as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 17, 2017, China Pioneer beneficially owns approximately 34% of our common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, two (2) of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Mr. Jian Ping Fu beneficially owns approximately 26% of our common stock. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during the last year.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The efforts of our officers and other key employees are critical to us as we continue to focus on the commercialization of our Avenova product. The loss of any of our senior management team members could disrupt our business, affect key partnerships and impair our future revenue and profitability. In particular, our Chief Executive Officer, Mark M. Sieczkarek, is critical to our successful commercialization of Avenova, and we have entered into an executive employment agreement with him, expiring on May 31, 2017.

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

Date May 11, 2017	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2017	/s/ Thomas J. Paulson
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