Form 10-Q
period 2017-06-30
NovaBay Pharmaceuticals, Inc.
filed 2017-08-10
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were 15,309,175 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: June 30, 2017 (unaudited) and December 31, 2016	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and six months ended June 30, 2017 and 2016	2

	3.	Consolidated Statements of Cash Flows (unaudited): Six months ended June 30, 2017 and 2016	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.		Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	33

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.		Exhibits	40

SIGNATURES			40

EXHIBIT INDEX			41

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

I

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)	Footnote 2
ASSETS
Current assets:
Cash and cash equivalents	$5,722	$9,512
Accounts receivable, net of allowance for doubtful accounts ($48 and $10 at June 30, 2017 and December 31, 2016, respectively)	3,601	2,120
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $149 and $196 at June 30, 2017 and December 31, 2016, respectively)	672	873
Prepaid expenses and other current assets	972	1,966
Total current assets	10,967	14,471
Property and equipment, net	462	371
Other assets long-term	641	539
TOTAL ASSETS	$12,070	$15,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$908	$455
Accrued liabilities	1,655	2,007
Deferred revenue	2,172	1,861
Total current liabilities	4,735	4,323
Deferred revenues – non-current	1,997	1,986
Deferred rent	300	327
Warrant liability	1,608	1,446
Other liabilities	221	198
Total liabilities	8,861	8,280

Stockholders’ equity :
Preferred stock: 5,000 shares authorized; none outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 240,000 shares authorized; 15,309 and 15,269 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	153	153
Additional paid-in capital	112,477	110,619
Accumulated deficit	(109,421)	(103,671)
Total stockholders’ equity	3,209	7,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,070	$15,381

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales:
Product revenue, net	$4,094	$2,654	$7,788	$4,309
Other revenue, net	28	9	35	73
Total net sales	4,122	2,663	7,823	4,382

Product cost of goods sold	698	479	1,286	1,090
Gross profit	3,424	2,184	6,537	3,292

Research and development	70	278	132	1,211
Sales and marketing	3,376	2,853	7,116	5,997
General and administrative	1,735	1,293	4,823	2,975
Total operating expenses	5,181	4,424	12,071	10,183
Operating Loss	(1,757)	(2,240)	(5,534)	(6,891)

Non-cash gain (loss) on changes in fair value of warrant liability	15	(424)	(220)	(809)
Other income (expense), net	4	(24)	6	(65)

Loss before provision for income taxes	(1,738)	(2,688)	(5,748)	(7,765)
Provision for income tax	—	(2)	(1)	(2)
Net loss and comprehensive loss	$(1,738)	$(2,690)	$(5,749)	$(7,767)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.11)	$(0.36)	$(0.38)	$(1.35)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	15,308	7,407	15,296	5,746

The accompanying notes are an integral part of these consolidated financial statements.

  NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016

Operating activities:
Net loss	$(5,749)	$(7,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	67
Stock-based compensation expense for options and stock issued to employees and directors	1,600	279
Stock-based compensation expense for options and stock issued to non-employees	89	84
Issuance of RSUs to employees	—	133
Issuance of RSUs to non-employees	—	21
Note receivable impairment	—	91
Non-cash loss on change in fair value of warrant liability	220	809
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,480)	(954)
Decrease in inventory	200	230
(Increase) decrease in prepaid expenses and other assets	1,004	(213)
Increase in other assets long-term	(101)	—
Increase (decrease) in accounts payable and accrued liabilities	390	(1,531)
Increase in deferred rent	48	1
Increase in deferred revenue	118	1,158
Net cash used in operating activities	(3,625)	(7,592)

Investing activities:
Purchases of property and equipment	(155)	(38)
Net cash used in investing activities	(155)	(38)

Financing activities:
Proceeds from common stock issuances, net	—	9,875
Proceeds from restricted stock sold to cover taxes	—	15
Settlement of restricted stock for tax withholding	(48)	(15)
Proceeds from borrowings	—	1,365
Repayment of borrowings	—	(2,500)
Exercise of warrants, net	38	—
Net cash (used) provided in financing activities	(10)	8,740
Net (increase) decrease in cash and cash equivalents	(3,790)	1,110
Cash and cash equivalents, beginning of period	9,512	2,385
Cash and cash equivalents, end of period	$5,722	$3,495

Supplemental disclosure of non-cash information:
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$1	$4
Fixed asset purchases, included in accounts payable and accrued liabilities	$(28)	$—
Interest paid	$—	$44

Equity transferred to warrant liability	$58	$—
Severance paid in RSU to non-employee	$69	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. is a biopharmaceutical company focusing on commercializing and developing its non-antibiotic anti-infective products to address the unmet therapeutic needs of the global, topical anti-infective market with its two distinct product categories: the NEUTROX® family of products and the AGANOCIDE® compounds. The Neutrox family of products includes AVENOVA® for the eye care market, NEUTROPHASE® for wound care market, and CELLERX® for the aesthetic dermatology market. The Aganocide compounds, still under development, have target applications in the dermatology and urology markets.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it is incorporated (the “Reincorporation”), and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. In April 2016, the Company dissolved DermaBay, a wholly-owned U.S. subsidiary that was formed to explore dermatological opportunities. Historically, the Company operated as four business segments. At the direction of its Board of Directors, the Company is now focused primarily on commercializing prescription Avenova for managing hygiene of the eyelids and lashes in the United States and is managed as a single business and not four segments.

Effective December 18, 2015, the Company effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”) (See Note 11). The accompanying financial statements and related notes give retroactive effect to the Reverse Stock Split.

Liquidity

Based primarily on the funds available at June 30, 2017, the Company believes these resources will be sufficient to fund its operations into August 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as the Company continues to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt of its going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held in three highly-rated, major financial institutions in the United States.

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

During the six months ended June 30, 2017 and 2016, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners.

During the three months and six months ended June 30, 2017 and 2016, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Major distribution or collaboration partner	2017	2016	2017	2016
Distributer A	23%	13%	23%	15%
Distributer B	25%	24%	25%	18%
Distributer C	18%	13%	20%	15%

As of June 30, 2017 and December 31, 2016, accounts receivable from our major distribution partners greater than 10% were as follows:

Major distribution partner	June 30, 2017	December 31, 2016
Distributer A	29%	22%
Distributer B	24%	24%
Distributer C	11%	31%
Distributer D	14%	*

* not greater than 10%

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of June 30, 2017 and December 31, 2016, management reserved $48 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute and were over 120 days past due at those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2017 and December 31, 2016, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $149 thousand and $196 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. During the first quarter of fiscal year 2016, the Company impaired a note receivable which was deemed to no longer be collectable, as the originator of the loan is not in business and the collateral held against the loan did not possess value in an amount sufficient to satisfy the loan. As a result, a $91 thousand impairment charge was recorded to research and development expense during the six months ended June 30, 2016. There were no impairments during the six months ended June 30, 2017. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

Basic EPS is computed by dividing net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three and six months ended June 30, 2017 and 2016, there was no difference between basic and diluted EPS due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net loss	$(1,738)	$(2,690)	$(5,749)	$(7,767)

Basic Shares	15,308	7,407	15,296	5,746
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	15,308	7,407	15,296	5,746

Basic and diluted net loss per share	$(0.11)	$(0.36)	$(0.38)	$(1.35)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of
	June 30,
(in thousands)	2017	2016
Period end stock options to purchase common stock	2,828	297
Period end common stock warrants	544	3,495
	3,372	3,792

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

While the Company is still in the process of assessing the potential impact of this new standard on its consolidated financial statements, the Company has identified transactions which, under current guidance are recognized upon shipment from its distributor to the final customers for its major distribution partners will be recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. As a result, the Company will record contract liabilities for the invoiced amounts that are estimated to be subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. The constraint on variable consideration for product returns will be a new estimation resulting from the earlier recognition under the new guidance.

The Company has also identified license and collaboration revenue that is currently accounted for as a combined unit of accounting because products or services are not separable, may be identified as separate performance obligations that are capable of being distinct under the new guidance. As a result, the transaction price under these arrangements, including upfront fees and milestone payments, may be allocated differently to performance obligations, which may each be recognized at earlier points in time or with a different pattern of performance over time.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and was effective for the Company in the first quarter of fiscal year 2017. The adoption and implementation of ASU 2015-11 did not result in a material impact to the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance was effective beginning in the first quarter of fiscal year 2017. The adoption and implementation of ASU 2016-09 did not result in a material impact to the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception . Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU 2017-11 to its consolidated financial statements.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Fair Value Measurements Using
(in thousands)	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$101	$101	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$575	$575	$—	$—

Liabilities
Warrant liability	$1,608	$—	$—	$1,608
Total liabilities	$1,608	$—	$—	$1,608

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100	$100	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$574	$574	$—	$—

Liabilities
Warrant liability	$1,446	$—	$—	$1,446
Total liabilities	$1,446	$—	$—	$1,446

As a result of the fair value adjustment of the warrant liability, the Company recorded non-cash income of $15 thousand for the three-month period ended June 30, 2017, on a decrease in the fair value of the warrants. For the six-month period ended June 30, 2017, the Company recorded non-cash expense of $220 thousand from an increase in the fair value of the warrants, in its consolidated statement of operations and comprehensive loss. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2016	$1,446
Increase in fair value at March 31, 2017	235
Fair value of warrant liability at March 31, 2017	1,681
Decrease in fair value at June 30, 2017	(15)
Fair market value of warrants transferred to equity upon exercise	(58)
Fair value of warrant liability at June 30, 2017	$1,608

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Prepaid outsourced sales team	$—	$606
Prepaid sales rebate	267	658
Prepaid rent	33	120
Prepaid research and development services	122	123
Rent receivable	132	165
Inventory deposits	70	10
Prepaid fleet leasing costs	74	—
Other	274	284
Total prepaid expenses and other current assets	$972	$1,966

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials and supplies	$438	$514
Finished goods	383	555
Less allowance for excess and obsolete inventory and lower of cost or estimate net realizable value adjustments	(149)	(196)
Total inventory, net	$672	$873

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Office and laboratory equipment	$24	$24
Furniture and fixtures	153	153
Computer equipment and software	290	170
Production equipment	105	105
Leasehold improvements	74	68
Total property and equipment, at cost	646	520
Less: accumulated depreciation and amortization	(184)	(149)
Total property and equipment, net	$462	$371

Depreciation and amortization expense was $18 thousand and $27 thousand for the three months ended June 30, 2017 and 2016, respectively, and $36 thousand and $67 thousand for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Employee payroll and benefits	$703	$763
Severance pay	—	250
Inventory	5	75
Legal	221	—
Sales rebates	260	166
Outsourced sales team	1	333
Distributer fees and discounts	262	206
Other	203	214
Total accrued liabilities	$1,655	$2,007

NOTE 8. RELATED PARTY NOTES PAYABLE

Beginning on December 30, 2015, the Company entered into a series of agreements pursuant to a loan (the “Loan”) facilitated by China Kington Asset Management Co. Ltd. (“China Kington”). In connection with the Loan, the Company issued five (5) promissory notes (the “Notes”) payable to Mr. Mark Sieczkarek, the Gail J. Maderis Revocable Trust, Dr. T. Alex McPherson, Mr. Jian Ping Fu, and Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Singapore”) (collectively, the “Lenders”), loaning the Company an aggregate of $3.0 million. Specifically, Mr. Sieczkarek, Chairman of the Board of Directors of the Company (the “Board”) and President and Chief Executive Officer of the Company, loaned the Company $199 thousand; the Gail J. Maderis Revocable Trust, on behalf of Ms. Maderis, a Director of the Company, loaned the Company $71 thousand; Dr. McPherson, a Director of the Company, loaned the Company $20 thousand; Pioneer Singapore loaned the Company $1.4 million; and Mr. Fu loaned the Company $1.4 million. China Pioneer, with its wholly-owned subsidiary, Pioneer Hong Kong (which now holds all of the holdings of Pioneer Singapore due to an internal corporate reorganization) and Mr. Fu are the Company's two largest stockholders. All Notes were issued on December 30, 2015 except the Note payable to Mr. Fu, which was issued on January 12, 2016.

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

Upon closing the first tranche of an $11.8 million private placement on May 6, 2016 and by agreement with the Lenders, the Company used $2.5 million of the proceeds from the private placement to repay a portion of the principal on the Notes issued to the Lenders.

Upon closing the second tranche of such $11.8 million private placement on August 1, 2016, the Company repaid the remaining principal on the Notes in the amount of $520 thousand.

As of June 30, 2017, and December 31, 2016, the outstanding amount under these Notes was zero.

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

Rent expense, net for the above two facility leases was approximately $97 thousand and $260 thousand for the three months ended June 30, 2017 and 2016, respectively, and $196 thousand and $513 thousand, net for the six months ended June 30, 2017 and 2016, respectively.

The Company’s monthly rent payments fluctuate under the various leases and sublease agreements. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Vehicle Fleet Leases

During the six months ended June 30, 2017, the Company leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle. As of June 30, 2017, the aggregate monthly lease payment for all 54 vehicles is $14 thousand, including a management fee of $15 per vehicle. In addition, the Company made an initial payment of $3 thousand per vehicle, which it is amortizing over the 36 month lease period.

Lease expense for the vehicle fleet was approximately $39 thousand and zero for the three months ended June 30, 2017 and 2016, respectively, and $56 thousand and zero for the six months ended June 30, 2017 and 2016, respectively.

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2017.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2017.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On December 19, 2016, Liam Kozma ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action (the “Complaint”) against the Company and the Board of Directors (the "Board") in the United States District Court for the District of Delaware (the "Court") alleging that the Board breached its fiduciary duty and made materially false and misleading statements in the Company’s proxy statement filed with the SEC on April 18, 2016, as supplemented on May 17, 2016 (collectively, the “2016 Proxy Statement”), related to the Company's amendment of the 2007 Omnibus Incentive Plan (the "Plan"). The parties have agreed to settle the litigation conditioned upon approval by the Court.  The Company has accrued an amount up to its insurance deductible and does not believe this or any other matters will have a material adverse effect on our financial position.

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

The key assumptions used to value the July 2011 Warrants as of June 30, 2017 and December 31, 2016 were as follows:

	As of
Assumption	June 30, 2017	December 31, 2016
Expected price volatility	105.00%	102.00%
Expected term (in years)	2.68	3.18
Risk-free interest rate	1.50%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.96	$2.55

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

The key assumptions used to value the Short-Term Warrants as of June 30, 2017 and December 31, 2016 were as follows:

	As of
Assumption	June 30, 2017	December 31, 2016
Expected price volatility	105.00%	102.00%
Expected term (in years)	2.68	3.18
Risk-free interest rate	1.50%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.70	$2.47

The key assumptions used to value the Long-Term Warrants as of June 30, 2017 and December 31, 2016 were as follows:

	As of
Assumption	June 30, 2017	December 31, 2016
Expected price volatility	105.00%	102.00%
Expected term (in years)	2.68	3.18
Risk-free interest rate	1.50%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.96	$2.55

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

The key assumptions used to value the October 2015 warrants as of June 30, 2017, and December 31, 2016 were as follows:

	As of
Assumption	June 30, 2017	December 31, 2016
Expected price volatility	100.00%	96.00%
Expected term (in years)	3.33	3.83
Risk-free interest rate	1.61%	1.66%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.05	$2.60

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

During the second quarter of 2017, a total of 21,000 warrants to purchase 21,000 shares of common stock were exercised related to the March 2015 Short-Term and Long-Term warrants resulting in gross proceeds of $38 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $58 thousand, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $58 thousand fair value was subsequently transferred to equity as of the date of exercise.

The details of the outstanding warrant liability as of June 30, 2017, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$147
Long-Term Warrants	96	284
Short-Term Warrants	115	310
October 2015 Warrants	284	867
	544	$1,608

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

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of June 30, 2017 and December 31, 2016, there were no shares of Company preferred stock outstanding.

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

On April 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale of an aggregate 6,173,299 shares of Common Stock, par value $0.01 per share and warrants (the “April 2016 Warrants”) exercisable for 3,086,651 Shares to accredited investors for an aggregate purchase price of $11.8 million (the “Private Placement”). The warrants have a 4-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE MKT, is $4.00 or greater for five sequential trading days. The Private Placement closed in two tranches, the first of which closed on May 5, 2016, resulting in proceeds to the Company of $7.8 million (the “Primary Closing”), and the second of which closed on August 1, 2016, resulting in proceeds of $4.0 million to the Company (the “Secondary Closing”). In the Primary Closing, the Company issued 4,079,058 shares of Common Stock and April 2016 Warrants exercisable for 2,039,530 shares of Common Stock. In the Secondary Closing, the Company issued 2,094,241 shares of Common Stock and April 2016 Warrants exercisable for 1,047,121 shares of Common Stock. Both the Primary Closing and the Secondary Closing were subject to the same terms, containing customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers and other obligations of the parties and termination provisions.

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

The details of all outstanding warrants as of June 30, 2017, are as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2016	565	$1.81
Warrants granted	—	—
Warrants exercised	(21)	1.81
Warrants expired	—	—
Warrants outstanding June 30, 2017	544	$1.81

NOTE 12. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board of Directors. At the inception of the 2007 Plan, 40,000 shares were reserved for awards under the 2007 Plan.

For the years from 2009 to 2012, the number of shares of common stock authorized for awards under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board. Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for awards under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 40,000 share cap and the 2007 Plan’s shares authorized for awards increased annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 32,646 and 59,157 shares of common stock were authorized for awards under the 2007 Plan in January 2014 and 2013, respectively. On March 30, 2015, the Company filed a registration statement to add an additional 82,461 shares to the 2007 Plan’s shares authorized for awards. In January 2016, the Company added 139,449 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock authorized for awards thereunder by 1,124,826 shares. In January 2017, the Company added 610,774 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. As a result of the foregoing, the aggregate number of shares authorized for awards under the 2007 Plan was 2,318,486 shares, prior to its expiration on March 15, 2017 (after taking into account prior awards under the 2007 Plan).

Upon expiration of the 2007 Plan, new awards cannot be issued pursuant to the 2007 Plan, but awards outstanding as of its March 15, 2017 plan expiration date will continue to be governed by its terms. Under the terms of the 2007 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant and, if granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board of Directors. The new 2017 Plan will not affect awards previously granted under NovaBay’s prior incentive plan, the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of June 30, 2017, there were 1,604,286 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. The term of awards will not be longer than ten years, or in the case of ISOs, not longer than five years with respect to holders of more than ten percent of the Company’s stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. The Company issues new shares to satisfy option exercises under the 2007 and 2017 plans.

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2017, and activity during the six-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,489	$8.38	8.7	$702
Options granted	1,377	$2.91
Restricted stock units granted	31	$—
Options exercised	-	$—
Restricted stock units vested	(31)	$—
Options forfeited/cancelled	(38)	$33.04
Outstanding at June 30, 2017	2,828	$5.39	9.0	$2,631

Vested and expected to vest at June 30, 2017	2,796	$5.41	9.0	$2,597

Vested at June 30, 2017	1,236	$8.56	8.3	$—

Exercisable at June 30, 2017	1,236	$8.56	8.3	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE MKT as of June 30, 2017. There were no stock option awards exercised for the three and six months ended June 30, 2017. Accordingly, the Company received no cash payments for the exercise of stock options during the three and six months ended June 30, 2017.

As of June 30, 2017, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $2.8 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.15 years.

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

During the six months ended June 30, 2017 and 2016, the Company granted options to purchase an aggregate of 1,292 thousand and 1,099 thousand shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2017	2016
Expected price volatility	87.72%	84.00%
Expected term (in years)	6.90	7.03
Risk-free interest rate	2.11%	1.56%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.25	$2.03

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

Additionally, during the six months ended June 30, 2017 the Company did not issue shares of common stock to employees. During the six months ended June 30, 2016, the Company issued 64,000 shares of common stock to employees.

For the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $442 thousand and $205 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $1,600 thousand and $412 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2017 and 2016, the Company granted options to purchase an aggregate of 85 thousand and 70 thousand shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2017	2016
Expected price volatility	87.42%	87.00%
Expected term (in years)	10.00	10.00
Risk-free interest rate	2.27%	1.62%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.38	$2.08

The Company granted 31 thousand shares of fully vested registered stock to non-employee Dr. Ron Najafi in the six months ended June 30, 2017, as part of his settlement agreement, as described below. The Company granted restricted stock to non-employees totaling 10 thousand shares of common stock in the six months ended June 30, 2016 in exchange for advisory and consulting services.

For the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $53 thousand and $65 thousand, respectively, related to non-employee consultant stock and option grants. For the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $89 thousand and $105 thousand, respectively, related to non-employee consultant stock and option grants.

In November 2015, Dr. Ron Najafi resigned from his position as President and CEO of the Company. As part of his separation agreement, in December 2016, the Company paid him a portion of the amount due under the agreement via a combination of registered shares and cash during fiscal year 2016. The expense related to this separation agreement was accrued for and expensed in the year ended December 31, 2015, and the shares were issued to him via fully vested registered stock in December 2016.  In January 2017, the remaining portion of the amount due under the agreement was paid via a combination of registered shares and cash.

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

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Research and development	$28	$48	$49	$79
Sales and Marketing	57	49	94	51
General and administrative	411	173	1,546	387
Total stock-based compensation expense	$496	$270	$1,689	$517

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

No revenue was recognized in the six months ended June 30, 2017 or 2016 related to these agreements.

The Company had deferred revenue balances of $246 thousand at each of June 30, 2017 and December 31, 2016 related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

NeutroPhase Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer Pharma Holdings, Ltd. (“China Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the China Food and Drug Administration (“CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

Revenue has been recognized under these agreements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Amortization of upfront technology access fee	$7	$6	$13	$57
Product revenue	2	-	2	236
Total revenue recognized	$9	$6	$15	$293

The Company had a deferred revenue balance of $1.0 million at each of June 30, 2017 and December 31, 2016 related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

On February 7, 2012, the Company entered into a distribution agreement with Integrated Healing Technologies, LLC, (“IHT”) to distribute NeutroPhase. NovaBay received an upfront payment of $750 thousand.

Revenue has been recognized under this agreement as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Amortization of upfront technology access fee	$21	$2	$21	$15
Product revenue	215	76	215	168
Total revenue recognized	$236	$78	$236	$183

The Company had deferred revenue balances of $632 thousand and $653 thousand at June 30, 2017 and December 31, 2016, respectively, related to this agreement, which consisted of the unamortized balance on the upfront technology and access fee and the support for ongoing research and development.

On June 1, 2013, the Company entered into a distribution agreement with Principal Business Enterprise Inc. (“PBE”) to distribute NeutroPhase. NovaBay received an upfront payment of $200 thousand.

Revenue has been recognized under this agreement as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Amortization of upfront technology access fee	$-	$-	$1	$-
Product revenue	72	-	145	-
Total revenue recognized	$72	$-	$146	$-

The Company had deferred revenue balances of $194 thousand and $194 thousand, at June 30, 2017 and December 31, 2016, respectively, related to this agreement, which consisted of the unamortized balance on the upfront technology and access fee and the support for ongoing research and development.

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

During the three months ended June 30, 2017 and 2016, the Company earned $3.0 million and $1.7 million, respectively, and $5.8 million and $2.2 million, respectively, for the six months ended June 30, 2017 and 2016, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $2.1 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, for its Avenova product from its distribution agreements.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the six months ended June 30, 2017.

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

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $9 thousand and $6 thousand for the three months ended June 30, 2017 and 2016, respectively, and $15 thousand and $293 thousand for the six months ended June 30, 2017 and 2016, respectively. There were no related party accounts receivable as of June 30, 2017 and December 31, 2016. See Note 13, “License, Collaboration and Distribution Agreements - NeutroPhase Distribution Agreements,” for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company did not recognize any related party commission fees for the three months ended June 30, 2017 and 2016, and recognized zero and $155 thousand for the six months ended June 30, 2017 and 2016, respectively. These fees were paid to China Kington representing the commission on sale of the Company’s common stock. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

NOTE 16. ADDITTIONAL DISCLOSURES

On May 16, 2017, we received a letter from the NYSE MKT notifying us that our stockholders’ equity as of March 31, 2017 was below the minimum requirements of Section 1003(a) (iii) of the NYSE MKT Company Guide. In order to maintain our listing, we submitted a plan of compliance, addressing how we intend to regain compliance with the Company Guide within 12 months, or by May 16, 2018. The Company’s common stock will continue to be listed on the NYSE MKT during the plan period.

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At June 30, 2017 and December 31, 2016, management reserved $48 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute and were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2017 and December 31, 2016, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $149 thousand and $196 thousand, respectively.

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

The following table summarizes the activity in the accounts related to product allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Total

Balance at December 31, 2016	$(331)	$—	$492	$161
Current provision related to sales made during current period	(1,629)	(200)	(4,946)	(6,775)
Payments	1,351	200	4,463	6,014
Balance at June 30, 2017	$(609)	$—	$9	$(600)

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

 Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,		Dollar	Percent
Statement of Operations	2017	2016	Change	Change
Sales:
Product revenue, net	$4,094	$2,654	$1,440	54%
Other revenue	28	9	19	211%
Total sales, net	4,122	2,663	1,459	55%

Product cost of goods sold	698	479	219	46%
Gross profit	3,424	2,184	1,240	57%

Research and development	70	278	(208)	(75)%
Sales and marketing	3,376	2,853	523	18%
General and administrative	1,735	1,293	442	34%
Total operating expenses	5,181	4,424	757	17%
Operating Loss	(1,757)	(2,240)	483	(22)%

Non-cash gain (loss) on changes in fair value of warrant liability	15	(424)	439	(104)%
Other income (expense), net	4	(24)	28	(117)%

Loss before provision for income taxes	(1,738)	(2,688)	950	(35)%
Provision for income tax	-	(2)	2	(100)%
Net loss and comprehensive loss	$(1,738)	$(2,690)	$952	(35)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $1.4 million, or 54%, to $4.1 million for the three months ended June 30, 2017 from $2.7 million for the prior year’s period and other revenue, net, increased by $19 thousand for the three months ended June 30, 2017, or 211%, to $28 thousand from $9 thousand for the three months ended June 30, 2016. The change in product revenue, net, was primarily the result of increased sales of Avenova in connection with the focus on product commercialization driven by unit growth and price increases. Also contributing to the increase in product revenue was an increase in the sale of non-Avenova products.

Other revenue increased primarily due to non-Avenova product sales.

Product cost of goods sold increased by $219 thousand, or 46%, to $698 thousand for the three months ended June 30, 2017, from $479 thousand for the three months ended June 30, 2016. The increase in product cost of goods sold was primarily the result of higher non-Avenova sales, along with Avenova sales. Product cost of goods sold did not increase at the same rate of product revenue due to price increase and the continuing shift in sales mix toward the reimbursed pharmacy channel which maintains a higher selling price.

Gross profit increased by $1.2 million, or 57%, to $3.4 million for the three months ended June 30, 2017 from $2.2 million for the three months ended June 30, 2016. The increase in gross profit was primarily the result of increased sales of Avenova, along with the continuing shift in sales mix toward the higher margin reimbursed pharmacy channel.

Research and Development

Research and development expenses decreased by $208 thousand, or 75%, to $70 thousand for the three months ended June 30, 2017, down from $278 thousand for the three months ended June 30, 2016. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $0.5 million, or 18%, to $3.4 million for the three months ended June 30, 2017, up from $2.9 million for the three months ended June 30, 2016. The increase was primarily due to the increase in sales representative headcount, along with increased sampling and marketing programs.

General and administrative

General and administrative expenses increased by $0.4 million, or 34%, to $1.7 million for the three months ended June 30, 2017, up from $1.3 million for the three months ended June 30, 2016. The increase was primarily a result of higher stock based compensation, and employee administrative related expenses to support the sales team brought in-house at the end of January 2017. This was partly offset by the Company’s operations moving to a smaller headquarters office and subleasing our former headquarters.

Non-cash gain (loss) on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $15 thousand for the three months ended June 30, 2017, compared to a loss of $0.4 million for the three months ended June 30, 2016.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liabilities. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The Company incurred a non-cash gain in the three months ended June 30, 2017 related to a change in the fair value of warrant liability that was caused by a change in the financing assumptions used in the Lattice valuation model.  During the three months ended June 30, 2016, we incurred a non-cash loss resulting from an increase in the price of the Company’s common stock.

Other income (expense), net

Other income (expense), net, changed to income of $4 thousand for the three months ended June 30, 2017, as compared to an expense of $24 thousand for the three months ended June 30, 2016. The decrease in other expense was a result of interest accrued during the three months ended June 30, 2016 associated with our Bridge Loans, which were fully paid off on August 1, 2016. For additional information regarding the Bridge Loans, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended		Year- to-
	June 30,		Year	Percent
	2017	2016	Change	Change
	(in thousands)
Statement of Operations Data:
Sales:
Product revenue	$7,788	$4,309	$3,479	81%
Other revenue	35	73	(38)	(52)%
Total net sales	7,823	4,382	3,441	79%

Product cost of goods sold	1,286	1,090	196	18%
Gross profit	6,537	3,292	3,245	99%

Research and development	132	1,211	(1,079)	(89)%
Sales and marketing	7,116	5,997	1,119	19%
General and administrative	4,823	2,975	1,848	62%
Total operating expenses	12,071	10,183	1,888	19%
Operating Loss	(5,534)	(6,891)	1,357	(20)%

Non-cash (loss) on changes in fair value of warrant liability	(220)	(809)	589	(73)%
Other income (expense), net	6	(65)	71	(109)%

Loss before provision for income taxes	(5,748)	(7,765)	2,017	(26)%
Provision for income tax	(1)	(2)	1	50%
Net loss and comprehensive loss	$(5,749)	$(7,767)	$2,018	(26)%

Total Net Sales, Product Revenue and Gross Profit

Total net sales were $7.8 million for the six months ended June 30, 2017, compared to $4.4 million for the six months ended June 30, 2016, which is primarily attributable to increased sales of Avenova in connection with the Company’s strategic focus on product commercialization driven by unit growth and price increases.

Product revenue increased by $3.5 million, or 81%, to $7.8 million from $4.3 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which is primarily attributable to increased sales of Avenova.

Other revenue decreased by $38 thousand, or 52%, to $35 thousand from $73 thousand for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to lower non-Avenova sales.

Gross profit increased $3.2 million, or 99%, to $6.5 million from $3.3 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in gross profit was primarily the result of increased sales of Avenova, along with the continuing shift in sales mix toward the higher margin reimbursed pharmacy channel.

Research and Development

Research and development expenses decreased by $1.1 million, or 89%, to $0.1 million for the six months ended June 30, 2017, down from $1.2 million for the six months ended June 30, 2016. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $1.1 million, or 19%, to $7.1 million for the six months ended June 30, 2017, up from $6.0 million for the six months ended June 30, 2016. The increase was primarily due to an increase in sales representative headcount, along with increased sampling and marketing programs.

General and administrative

General and administrative expenses increased by $1.8 million, or 62%, to $4.8 million for the six months ended June 30, 2017, up from $3.0 million for the six months ended June 30, 2016. The increase was a result of higher stock based compensation, hiring of the permanent CEO position during second quarter of 2016, and the establishment of a reserve relating to the Liam Kozma legal complaint. For additional information regarding the Kozma litigation, see Note 9 “Commitments and Contingencies – Legal Matters.” This was partly offset by the subleasing of our previous headquarters.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $0.2 million for the six months ended June 30, 2017, compared to a loss of $0.8 million for the six months ended June 30, 2016.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The Company incurred a non-cash loss in the three months ended June 30, 2017 related to a change in the fair value of warrant liability that was caused by an increase in the price of the Company’s common stock. During the six months ended June 30, 2016, non-cash loss on changes in fair value of warrant liability was caused by a reduction in the exercise price of warrants issued in July 2011, March 2015 and October 2015 pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above its warrants’ exercise prices.

Other income (expense), net

Other income (expense), net, changed to income of $6 thousand for the six months ended June 30, 2017, as compared to an expense of $65 thousand for the six months ended June 30, 2016. The decrease in other expense was a result of interest accrued during the six months ended June 30, 2016 associated with our Bridge Loans, which were fully paid off on August 1, 2016. For additional information regarding the Bridge Loans, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, our cash and cash equivalents were $5.7 million, compared to $9.5 million as of December 31, 2016. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as we continue to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt regarding its ability to continue as a going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the SEC. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $3.6 million, compared to $7.6 million for the six months ended June 30, 2016. The decrease was primarily due to increased sales of Avenova, and an increase in non-cash stock-based compensation expense for options and stock issued to employees and directors.

Net Cash Used In Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities for the purchase of property and equipment was $155 thousand, compared to $38 thousand for the six months ended June 30, 2016.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $10 thousand for the six months ended June 30, 2017, which was attributable to the settlement of restricted stock for tax withholding. Net cash provided by financing activities of $8.7 million for the six months ended June 30, 2016, was attributable to the sale of common stock and warrants.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of June 30, 2017, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility leases	$4,266	$1,067	$2,232	$967	$—
Vehicle leases	422	163	259	—	—
	$4,688	$1,230	$2,491	$967	$—

Our commitments as of June 30, 2017 consist of two operating facility leases: the Lease and the lease for Emery Station, and 54 operating vehicle leases.

The total commitment for the Lease as of June 30, 2017 was $1.9 million due over the lease term, compared to $2.1 million as of December 31, 2016.

The total commitment of the Emery Station lease as of June 30, 2017 was $2.3 million due over such lease term, compared to $2.6 million as of December 31, 2016. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $613 thousand, $619 thousand, $763 thousand, and $192 thousand in the years ending June 30, 2017, 2018, 2019, and 2020, respectively, under the Sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of June 30, 2017 was $0.4 million due over the lease terms, compared to zero as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Liquidity

We have a history of losses and we may never achieve or maintain sustained profitability.

We have historically incurred net losses and we may never achieve or maintain sustained profitability. In addition, at this time:

•	we expect to incur substantial marketing and sales expenses as we continue to attempt to increase sales of our Avenova product;
•	our results of operations may fluctuate significantly;
•	we may be unable to develop and commercialize our product candidates; and
•	it may be difficult to forecast accurately our key operating and performance metrics because of our limited operating history.

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

As part of our October 2015 offering, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 544,695 shares of our common stock, of which 260,093 shares must be issued, if at all, by March 6, 2020, and 284,602 shares must be issued, if at all, by October 27, 2020 (the “Warrants”). Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise price of less than $5.00 per share, we have agreed to reduce the exercise price of all Warrants to such lower price. The exercise price of the Warrants is currently set at $1.81 as a result of our February 2016 private placement offering. The further reduction of the exercise price for the Warrants would limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of the Warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of the Warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

As of April 17, 2017, China Pioneer beneficially owned approximately 34% of our common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, two (2) of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Mr. Jian Ping Fu beneficially owns approximately 26% of our common stock. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during the last year.

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

In addition, were China Pioneer, Pioneer Hong Kong and Mr. Fu to cooperate, they could unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong and Mr. Fu could ensure that five (5) of our eight (8) directors are either nominees of China Pioneer, Pioneer Hong Kong or China Kington. In the interim, China Pioneer, Pioneer Hong Kong, China Kington and/or Mr. Fu could exert significant indirect influence on us and our management.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The efforts of our officers and other key employees are critical to us as we continue to focus on the commercialization of our Avenova product. The loss of any of our senior management team members could disrupt our business, affect key partnerships and impair our future revenue and profitability. In particular, our Chief Executive Officer, Mark M. Sieczkarek, is critical to our successful commercialization of Avenova, and we have entered into an executive employment agreement with him, expiring on June 1, 2018.

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

Date August 10, 2017	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: August 10, 2017	/s/ John J. McGovern
John J. McGovern
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/04/2014
3.3	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	10/02/2015
3.4	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	12/21/2015
3.5	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	3.2	6/29/2010
4.1	Form of Warrant issued in August 2009 offering.	8-K	4.3	8/21/2009
4.2	Form of Warrant issued in July 2011 offering.	8-K	4.4	10/27/2015
4.3	Form of Warrant issued in December 2012 offering.	8-K	4.1	12/6/2012
4.4	Form of Warrant issued in March 2014 offering.	8-K	4.1	3/20/2014
4.5	Form of Warrant issued in March 2015 offering (issued with 15-month term).	8-K	4.2	10/27/2015
4.6	Form of Warrant issued in March 2015 offering (issued with 5-year term).	8-K	4.3	10/27/2015
4.7	Form of Warrant issued in May 2015 offering.	10-Q	4.7	8/13/2015
4.8	Form of Warrant issued in October 2015 offering.	8-K	4.1	10/27/2015
4.9	Form of Warrant issued in May and August 2016 offering.	8-K	4.1	4/05/2016
10.1	Employment Agreement with Mark Sieczkarek, dated June 2, 2017	8-K	10.1	6/6/2017
10.2	Employment Agreement with John J. McGovern, dated July 6, 2017	8-K	10.2	7/10/2017
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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