Form 10-Q
period 2017-09-30
NovaBay Pharmaceuticals, Inc.
filed 2017-11-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 15,368,304 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: September 30, 2017 (unaudited) and December 31, 2016	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and nine months ended September 30, 2017 and 2016	2

	3.	Consolidated Statements of Cash Flows (unaudited): Nine months ended September 30, 2017 and 2016	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.		Controls and Procedures	34

PART II OTHER INFORMATION

Item 1A.		Risk Factors	35

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5.		Other Information	42

Item 6.		Exhibits	42

SIGNATURES			43

EXHIBIT INDEX			44

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

I

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$6,076	$9,512
Accounts receivable, net of allowance for doubtful accounts ($28 and $10 at September 30, 2017 and December 31, 2016, respectively)	2,230	2,120
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $139 and $196 at September 30, 2017 and December 31, 2016, respectively	599	873
Prepaid expenses and other current assets	1,033	1,966
Total current assets	9,938	14,471
Property and equipment, net	492	371
Other assets	626	539
TOTAL ASSETS	$11,056	$15,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$356	$455
Accrued liabilities	2,419	2,007
Deferred revenue	2,487	1,861
Total current liabilities	5,262	4,323
Deferred revenues – non-current	1,569	1,986
Deferred rent	286	327
Warrant liability	1,889	1,446
Other liabilities	218	198
Total liabilities	9,224	8,280

Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 240,000 shares authorized; 15,361 and 15,269 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	154	153
Additional paid-in capital	113,545	110,619
Accumulated deficit	(111,867)	(103,671)
Total stockholders’ equity	1,832	7,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,056	$15,381

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales:
Product revenue, net	$4,080	$3,262	$11,868	$7,571
Other revenue, net	11	176	46	249
Total net sales	4,091	3,438	11,914	7,820

Product cost of goods sold	521	566	1,807	1,656
Gross profit	3,570	2,872	10,107	6,164

Research and development	132	4	264	1,215
Sales and marketing	3,296	2,663	10,412	8,660
General and administrative	2,311	2,266	7,134	5,241
Total operating expenses	5,739	4,933	17,810	15,116
Operating loss	(2,169)	(2,061)	(7,703)	(8,952)

Non-cash loss on changes in fair value of warrant liability	(281)	(1,671)	(501)	(2,480)
Other income (expense), net	3	(4)	9	(69)

Loss before provision for income taxes	(2,447)	(3,736)	(8,195)	(11,501)
Provision for income tax	—	—	(1)	(2)
Net loss and comprehensive loss	$(2,447)	$(3,736)	$(8,196)	$(11,503)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.16)	$(0.34)	$(0.54)	$(1.54)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	15,324	10,913	15,306	7,481

The accompanying notes are an integral part of these consolidated financial statements.

  NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016

Operating activities:
Net loss	$(8,196)	$(11,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	98
Gain on disposal of property and equipment	—	(232)
Stock-based compensation expense for options and stock issued to employees and directors	2,135	831
Stock-based compensation expense for options and stock issued to non-employees	250	185
Issuance of RSUs to employees	—	133
Issuance of RSUs to non-employees	—	20
Warrant modification	—	270
Stock option modification	243	58
Note receivable impairment	—	91
Leasehold improvements impairment	—	66
Non-cash loss on change in fair value of warrant liability	501	2,480
Changes in operating assets and liabilities:
Increase in accounts receivable	(109)	(1,544)
Decrease in inventory	273	261
Decrease (increase) in prepaid expenses and other current assets	943	(1,433)
Increase in other assets	(86)	(374)
Increase (decrease) in accounts payable and accrued liabilities	602	(1,923)
Increase in deferred rent	40	59
Increase in deferred revenue	6	818
Increase in other liabilities	—	198
Net cash used in operating activities	(3,344)	(11,441)

Investing activities:
Purchases of property and equipment	(228)	(78)
Net cash used in investing activities	(228)	(78)

Financing activities:
Proceeds from common stock issuances, net	—	13,648
Proceeds from exercise of warrants, net	38	6,571
Proceeds from exercise of stock options, net	129	—
Proceeds from stock options and restricted stock sold to cover taxes	17	15
Settlement of restricted stock for tax withholding	(48)	(15)
Proceeds from borrowings	—	1,365
Repayment of borrowings	—	(3,020)
Net cash provided by financing activities	136	18,564
Net change in cash and cash equivalents	(3,436)	7,045
Cash and cash equivalents, beginning of period	9,512	2,385
Cash and cash equivalents, end of period	$6,076	$9,430

Supplemental disclosure of non-cash information:
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$1	$7
Property and equipment purchases, included in accounts payable and accrued liabilities	$(52)	$20
Equity transferred to warrant liability	$58	$1,594
Severance paid in RSU to non-employee	$69	$—
Proceeds from stock options and restricted stock sold to cover taxes, in accounts payable and accrued liabilities	$17	$—
Exchange of equipment for services	$—	$279
Interest paid	$—	$51

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

Liquidity

Based primarily on the funds available at September 30, 2017, the Company believes these resources will be sufficient to fund its operations into October 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as the Company continues to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt of its going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Reclassifications

Prior period amounts in the accompanying consolidated balance sheets have been reclassified to conform to current period presentation. The reclassifications did not change total assets, total liabilities, or total stockholders’ equity. Prior period amounts in the accompanying consolidated statements of operations and comprehensive loss have also been reclassified to conform to current period presentation. The reclassifications did not change the net loss or loss per share.

Additionally, prior period amounts in the accompanying consolidated statements of cash flow have also been reclassified to conform to current period presentation. The reclassifications did not change net cash used in operating activities, net cash used in investing activities, or net cash provided by financing activities.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2017, and December 31, 2016, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits of cash and cash equivalents with two highly-rated, major financial institutions in the United States.

Deposits in these banks may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which these deposits are held.

During the nine months ended September 30, 2017 and 2016, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners.

During the three months and nine months ended September 30, 2017 and 2016, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Major distribution or collaboration partner	2017	2016	2017	2016
Distributer A	25%	21%	24%	18%
Distributer B	24%	21%	24%	19%
Distributer C	23%	16%	21%	15%

As of September 30, 2017 and December 31, 2016, accounts receivable from our major distribution partners greater than 10% were as follows:

Major distribution partner	September 30, 2017	December 31, 2016
Distributer A	30%	22%
Distributer B	22%	24%
Distributer C	31%	31%

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of September 30, 2017 and December 31, 2016, management reserved $28 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute and were over 120 days past due at those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At September 30, 2017 and December 31, 2016, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $139 thousand and $196 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. During the first quarter of fiscal year 2016, the Company impaired a note receivable which was deemed to no longer be collectable, as the originator of the loan is not in business and the collateral held against the loan did not possess value in an amount sufficient to satisfy the loan. As a result, a $91 thousand impairment charge was recorded to research and development expense during the nine months ended September 30, 2016. There were no impairment charges during the nine months ended September 30, 2017. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

Product Revenue Allowances

Product revenue is recognized net of cash consideration paid to our customers and wholesalers, for services rendered by the wholesalers in accordance with the wholesalers’ agreements, and include a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

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

Other Revenue

License and collaboration revenue is primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable upfront fees, funding of research and development activities, and payments based upon achievement of certain milestones and royalties on net product sales. In accordance with authoritative guidance, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting, and revenue is recognized over the performance obligation period. The Company recognizes other revenue when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred, and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. If these factors were to vary, the resulting change could have a material effect on the Company’s revenue recognition and results of operations.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include salaries and benefits for research and development personnel, costs associated with clinical trials managed by contract research organizations, and other costs associated with research, development and regulatory activities. Research and development costs may vary depending on the type of item or service incurred, location of performance or production, level of availability of the item or service, and specificity required in production for certain compounds. The Company uses external service providers to conduct clinical trials, to manufacture supplies of product candidates and to provide various other research and development-related products and services. The Company’s research, clinical and development activities are often performed under agreements it enters with external service providers. The Company estimates and accrues the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements. As actual costs are incurred, the Company adjusts its accruals. Historically, the Company’s accruals have been consistent with management’s estimates and no material adjustments to research and development expenses have been recognized. Subsequent changes in estimates may result in a material change in the Company’s expenses, which could also materially affect its results of operations.

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

Basic EPS is computed by dividing net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive. During the three and nine months ended September 30, 2017 and 2016, there was no difference between basic and diluted EPS due to the Company’s net losses. The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net loss	$(2,447)	$(3,736)	$(8,196)	$(11,503)

Basic Shares	15,324	10,913	15,306	7,481
Add: shares issued upon assumed exercise of stock options and warrants	—	—	—	—
Diluted shares	15,324	10,913	15,306	7,481

Basic and diluted net loss per share	$(0.16)	$(0.34)	$(0.54)	$(1.54)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of
	September 30,
(in thousands)	2017	2016
Period end stock options to purchase common stock	2,893	1,502
Period end common stock warrants	544	929
	3,437	2,431

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. ASU 2014-09 as amended is effective for interim and annual reporting periods beginning after December 15, 2017, and permits companies to adopt the standard early. The Company plans to adopt the new standard effective January 1, 2018, with a modified retrospective transition applying the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented.

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

The Company has identified license and collaboration revenue for which contract deliverables are currently accounted for as a combined unit of accounting because products or services are not separable. Under the new guidance, the Company has identified separate performance obligations that are capable of being distinct. As a result, the transaction price under these arrangements, including upfront fees and milestone payments, will be allocated differently to each performance obligation and may be recognized at earlier points in time or with a different pattern of performance over time.

The Company identified the following performance obligations in its preliminary review of the license and collaboration agreements:

●	Exclusive distribution rights in the product territory
●	Regulatory submission and approval services
●	Development services
●	Sample supply, free of charge
●	Incremental discounts and product supply prepayments representing a material right to the customer

The Company has found that based upon the relative estimated selling prices of each performance obligation, the licenses typically makes up the majority of the transaction price allocation for each contract. Because the licenses have been classified under the new guidance as “right to use,” for which the customers right to the intellectual property is transferred at a point in time, under the new rules the revenue for each license will be considered recognized at contract inception. Based on these findings, the Company estimates a significant majority of the current deferred revenue balance related to its license and collaboration agreements will be allocated to performance obligations that were satisfied in periods prior to adoption and included in the cumulative adjustment to retained earnings upon adoption.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU 2017-11 to its consolidated financial statements.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Fair Value Measurements Using
(in thousands)	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$101	$101	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$575	$575	$—	$—

Liabilities
Warrant liability	$1,889	$—	$—	$1,889
Total liabilities	$1,889	$—	$—	$1,889

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100	$100	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$574	$574	$—	$—

Liabilities
Warrant liability	$1,446	$—	$—	$1,446
Total liabilities	$1,446	$—	$—	$1,446

As a result of the fair value adjustment of the warrant liability, the Company recorded non-cash expense of $281 thousand for the three-month period ended September 30, 2017, on an increase in the fair value of the warrants. For the nine-month period ended September 30, 2017, the Company recorded non-cash expense of $501 thousand from an increase in the fair value of the warrants, in its consolidated statement of operations and comprehensive loss. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2016	$1,446
Increase in fair value at March 31, 2017	235
Fair value of warrant liability at March 31, 2017	1,681
Decrease in fair value at June 30, 2017	(15)
Fair market value of warrants transferred to equity upon exercise	(58)
Fair value of warrant liability at June 30, 2017	1,608
Increase in fair value at September 30, 2017	281
Fair value of warrant liability at September 30, 2017	$1,889

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Prepaid outsourced sales team	$—	$606
Prepaid sales rebate	492	658
Prepaid rent	—	120
Prepaid research and development services	100	123
Rent receivable	111	165
Prepaid insurance	67	31
Prepaid fleet leasing costs	75	—
Other	188	263
Total prepaid expenses and other current assets	$1,033	$1,966

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials and supplies	$385	$514
Finished goods	353	555
Less allowance for excess and obsolete inventory and lower of cost or estimate net realizable value adjustments	(139)	(196)
Total inventory, net	$599	$873

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Office and laboratory equipment	$24	$24
Furniture and fixtures	153	153
Computer equipment and software	339	170
Production equipment	105	105
Leasehold improvements	74	68
Total property and equipment, at cost	695	520
Less: accumulated depreciation and amortization	(203)	(149)
Total property and equipment, net	$492	$371

Depreciation and amortization expense was $18 thousand and $31 thousand for the three months ended September 30, 2017 and 2016, respectively, and $54 thousand and $98 thousand for the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Employee payroll and benefits	$689	$763
Severance/retirement pay	347	250
Inventory	64	75
Legal	212	—
Sales rebates	118	166
Outsourced sales team	—	333
Distributer fees and discounts	230	206
Customer deposit	540	—
Other	219	214
Total accrued liabilities	$2,419	$2,007

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

As of September 30, 2017, and December 31, 2016, the outstanding amount under these Notes was zero.

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

Rent expense, net for the above two facility leases was approximately $97 thousand and $360 thousand for the three months ended September 30, 2017 and 2016, respectively, and $293 thousand and $873 thousand, net for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s monthly rent payments fluctuate under the various leases and sublease agreements. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Vehicle Fleet Leases

During the nine months ended September 30, 2017, the Company leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle. As of September 30, 2017, the aggregate monthly lease payment for all 54 vehicles is $14 thousand, including a management fee of $15 per vehicle. In addition, the Company made an initial payment of $3 thousand per vehicle, which it is amortizing over the 36 month lease period.

Lease expense, net, for the vehicle fleet was approximately $28 thousand and zero for the three months ended September 30, 2017 and 2016, respectively, and $66 thousand and zero for the nine months ended September 30, 2017 and 2016, respectively.

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2017.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2017.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On December 19, 2016, Liam Kozma ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action (the “Complaint”) against the Company and the Board of Directors (the "Board") in the United States District Court for the District of Delaware (the "Court") alleging that the Board breached its fiduciary duty and made materially false and misleading statements in the Company’s proxy statement filed with the SEC on April 18, 2016, as supplemented on May 17, 2016 (collectively, the “2016 Proxy Statement”), related to the Company's amendment of the 2007 Omnibus Incentive Plan (the "Plan"). The parties have agreed to settle the litigation conditioned upon approval by the Court. The Court preliminarily approved the settlement by order dated September 26, 2017, and the Court has set a final settlement hearing for December 15, 2017. The Company has accrued an amount up to its insurance deductible and does not believe this or any other matters will have a material adverse effect on our financial position.

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

The key assumptions used to value the July 2011 Warrants as of September 30, 2017 and December 31, 2016 were as follows:

	As of
Assumption	September 30, 2017	December 31, 2016
Expected price volatility	103.00%	102.00%
Expected term (in years)	2.43	3.18
Risk-free interest rate	1.54%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.51	$2.55

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

The key assumptions used to value the Short-Term Warrants as of September 30, 2017 and December 31, 2016 were as follows:

	As of
Assumption	September 30, 2017	December 31, 2016
Expected price volatility	103.00%	102.00%
Expected term (in years)	2.43	3.18
Risk-free interest rate	1.54%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.05	$2.47

The key assumptions used to value the Long-Term Warrants as of September 30, 2017 and December 31, 2016 were as follows:

	As of
Assumption	September 30, 2017	December 31, 2016
Expected price volatility	103.00%	102.00%
Expected term (in years)	2.43	3.18
Risk-free interest rate	1.54%	1.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.51	$2.55

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

The key assumptions used to value the October 2015 warrants as of September 30, 2017, and December 31, 2016 were as follows:

	As of
Assumption	September 30, 2017	December 31, 2016
Expected price volatility	99.00%	96.00%
Expected term (in years)	3.08	3.83
Risk-free interest rate	1.63%	1.66%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.62	$2.60

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

The details of the outstanding warrant liability as of September 30, 2017, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$174
Long-Term Warrants	96	337
Short-Term Warrants	115	349
October 2015 Warrants	284	1,029
	544	$1,889

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

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of September 30, 2017 and December 31, 2016, there were no shares of Company preferred stock outstanding.

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

On April 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale of an aggregate 6,173,299 shares of Common Stock, par value $0.01 per share and warrants (the “April 2016 Warrants”) exercisable for 3,086,651 Shares to accredited investors for an aggregate purchase price of $11.8 million (the “Private Placement”). The warrants have a 4-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE American, is $4.00 or greater for five sequential trading days. The Private Placement closed in two tranches, the first of which closed on May 5, 2016, resulting in proceeds to the Company of $7.8 million (the “Primary Closing”), and the second of which closed on August 1, 2016, resulting in proceeds of $4.0 million to the Company (the “Secondary Closing”). In the Primary Closing, the Company issued 4,079,058 shares of Common Stock and April 2016 Warrants exercisable for 2,039,530 shares of Common Stock. In the Secondary Closing, the Company issued 2,094,241 shares of Common Stock and April 2016 Warrants exercisable for 1,047,121 shares of Common Stock. Both the Primary Closing and the Secondary Closing were subject to the same terms, containing customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers and other obligations of the parties and termination provisions.

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

The details of all outstanding warrants as of September 30, 2017, were as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2016	565	$1.81
Warrants granted	—	—
Warrants exercised	(21)	1.81
Warrants expired	—	—
Warrants outstanding September 30, 2017	544	$1.81

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board of Directors. The new 2017 Plan will not affect awards previously granted under NovaBay’s prior incentive plan, the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of September 30, 2017, there were 1,486,028 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2017, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,489	$8.38	8.7	$702
Options granted	1,494	$2.99
Restricted stock units granted	39	$—
Options exercised	(51)	$2.50
Restricted stock units vested	(31)	$—
Options forfeited/cancelled	(47)	$27.45
Outstanding at September 30, 2017	2,893	$5.37	8.8	$4,564

Vested and expected to vest at September 30, 2017	2,832	$5.42	8.8	$4,459

Vested at September 30, 2017	1,236	$8.63	8.1	$—

Exercisable at September 30, 2017	1,236	$8.63	8.1	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2017 for options that have a quoted market price in excess of the exercise price. There were 51 thousand stock option awards exercised for the three and nine months ended September 30, 2017 for which the Company received cash payments of $129 thousand. The aggregate intrinsic value of stock option awards exercised was $108 thousand for the nine months ended September 30, 2017. There were no stock option awards exercised for the three and nine months ended September 30, 2016. Accordingly, the Company received no cash payments for the exercise of stock options during the three and nine months ended September 30, 2016.

As of September 30, 2017, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $2.5 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.32 years.

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

During the nine months ended September 30, 2017 and 2016, the Company granted options to purchase an aggregate of 1,407,000 and 1,110,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2017	2016
Expected price volatility	87.76%	84.00%
Expected term (in years)	6.90	7.03
Risk-free interest rate	2.11%	1.56%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.30	$2.03

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

During the nine months ended September 30, 2017, the Company did not issue shares of common stock to employees. Additionally, during the nine months ended September 30, 2016, the Company issued 64,000 shares of common stock to employees.

For the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $779 thousand and $610 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $2,379 thousand and $1,022 thousand, respectively, for stock based awards to employees and directors.

During the second and third quarters of 2016, the Company modified stock options held by two of its directors, Dr. Radaelli and Dr. McPherson, each of whom resigned as directors of the Company, effective May 6, 2016 and August 24, 2016, respectively. All outstanding stock options held by Dr. Radaelli and Dr. McPherson became fully vested upon retirement, and the option exercise period for Dr. Radaelli and Dr. McPherson was extended from three months to four years, calculated from each former director’s respective date of resignation. Options with an expiration date prior to the end of the exercise period maintained the same expiration date. In connection with the stock option modification, the Company recognized stock-based compensation expense of $58 thousand.

In July 2017, Mr. Paulson announced his retirement from his position as CFO of the Company as of December 31, 2017. As part of his employment agreement, the Company modified his stock options, effective upon his retirement. All outstanding stock options held by Mr. Paulson will become fully vested upon retirement, and the option exercise period will be extended from three months to three years, calculated from the date of retirement. Options with an expiration date prior to the end of the exercise period will maintain the same expiration date. As this agreement was entered into during the third quarter of 2017, and Mr. Paulson agrees to continue providing service through December 31, 2017, the Company will record stock-based compensation expense in connection with the stock option modification in both the third and fourth quarters of 2017. In connection with the stock option modification, the Company recognized stock-based compensation expense of $243 thousand during the three months ended September 30, 2017.

Stock-Based Awards to Non-Employee Consultants

During the nine months ended September 30, 2017 and 2016, the Company granted options to purchase an aggregate of 86,000 and 89,000 shares of common stock, respectively, to non-employee consultants in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2017	2016
Expected price volatility	87.41%	88.00%
Expected term (in years)	10.00	9.99
Risk-free interest rate	2.27%	1.61%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.40	$2.29

The Company granted restricted stock to non-employee consultants totaling 39,000 and 10,000 shares of common stock in the nine months ended September 30, 2017 and 2016, respectively, in exchange for advisory and consulting services.

For the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $161 thousand and $100 thousand, respectively, related to non-employee consultant stock and option grants. For the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $250 thousand and $205 thousand, respectively, related to non-employee consultant stock and option grants.

In November 2015, Dr. Ron Najafi resigned from his position as President and CEO of the Company. As part of his separation agreement, in December 2016, the Company paid him a portion of the amount due under the separation agreement via a combination of registered shares and cash during fiscal year 2016. The expense related to this separation agreement was accrued for and expensed in the year ended December 31, 2015, and the shares were issued to him via fully vested registered stock in December 2016.  In January 2017, the remaining portion of the amount due under the separation agreement was paid via a combination of registered shares and cash.

In March 2016, Mr. Roy Wu left the Company as Senior Vice President of Business Development. As part of his separation agreement, in March 2016, the Company paid him a combination of stock and cash. The expense related to this separation agreement was accrued for and expensed in the year ended December 31, 2015 based upon the known terms, and the shares were issued to him via fully vested restricted stock in March 2016.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the options and common stock discussed above is as follows. The amounts that would have been charged to cost of goods sold are not material and have been included in general and administrative expense below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Research and development	$51	$63	$100	$142
Sales and Marketing	153	62	247	113
General and administrative	736	585	2,281	972
Total stock-based compensation expense	$940	$710	$2,628	$1,227

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

No revenue was recognized in the nine months ended September 30, 2017 or 2016 related to these agreements.

The Company had deferred revenue balances of $246 thousand at each of September 30, 2017 and December 31, 2016 related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

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

Pursuant to the Purchase Agreement, the Company also received $2.5 million from Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased, and the fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with Pioneer. The expanded agreement includes licensing rights to two new products, Avenova and CelleRx, which were developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

Revenue has been recognized under these agreements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Amortization of upfront technology access fee	$6	$6	$19	$64
Product revenue	-	-	2	236
Total revenue recognized	$6	$6	$21	$300

The Company had a deferred revenue balance of $1.0 million at each of September 30, 2017 and December 31, 2016 related to these agreements, which consisted of the unamortized balances on the upfront technology and access fee and the support for ongoing research and development.

On February 7, 2012, the Company entered into a distribution agreement with Integrated Healing Technologies, LLC (“IHT”) to distribute NeutroPhase. NovaBay received an upfront payment of $750 thousand.

Revenue has been recognized under this agreement as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Amortization of upfront technology access fee	$4	$5	$25	$21
Product revenue	117	164	332	332
Total revenue recognized	$121	$169	$357	$353

The Company had deferred revenue balances of $628 thousand and $653 thousand at September 30, 2017 and December 31, 2016, respectively, related to this agreement, which consisted of the unamortized balance on the upfront technology and access fee and the support for ongoing research and development.

On June 1, 2013, the Company entered into a distribution agreement with Principal Business Enterprise Inc. (“PBE”) to distribute NeutroPhase. NovaBay received an upfront payment of $200 thousand.

Revenue has been recognized under this agreement as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Amortization of upfront technology access fee	$1	$-	$2	$-
Product revenue	105	8	249	8
Total revenue recognized	$106	$8	$251	$8

The Company had deferred revenue balances of $192 thousand and $194 thousand at September 30, 2017 and December 31, 2016, respectively, related to this agreement, which consisted of the unamortized balance on the upfront technology and access fee and the support for ongoing research and development.

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

During the three months ended September 30, 2017 and 2016, the Company earned $3.5 million and $2.1 million, respectively, and $9.3 million and $4.3 million, respectively, for the nine months ended September 30, 2017 and 2016, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $2.0 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively, for its Avenova product from its distribution agreements.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the nine months ended September 30, 2017.

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

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $6 thousand for both the three months ended September 30, 2017 and 2016, and $21 thousand and $300 thousand for the nine months ended September 30, 2017 and 2016, respectively. There were no related party accounts receivable as of September 30, 2017 and December 31, 2016. See Note 13, “License, Collaboration and Distribution Agreements - NeutroPhase Distribution Agreements,” for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company recognized related party commission fees of $0 and $548 thousand for the three months ended September 30, 2017 and 2016, respectively, and recognized $0 and $1,111 thousand for the nine months ended September 30, 2017 and 2016, respectively. These fees were paid to China Kington representing the commission on its sale of the Company’s common stock. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

NOTE 16. ADDITIONAL DISCLOSURES

On May 16, 2017, we received a letter from the NYSE American notifying us that our stockholders’ equity as of March 31, 2017 was below the minimum requirements of Section 1003(a) (iii) of the NYSE American Company Guide requiring stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. In order to maintain our listing, we submitted a plan of compliance, addressing how we intend to regain compliance with the Company Guide within 12 months, or by May 16, 2018. On June 29, 2017, the Company was further notified that its plan to regain compliance had been accepted by the NYSE American. On September 14, 2017, the Company was notified by the NYSE American that the Company was not in compliance with the minimum stockholders’ equity requirement of Section 1003(a)(ii) of the NYSE American Company Guide requiring stockholders’ equity of $4.0 million or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. According to the NYSE American, this notice does not impact the Company’s ongoing plan to regain compliance with continuing listing standards. The Company’s common stock will continue to be listed on the NYSE American during the plan period.

NOTE 17. SUBSEQUENT EVENTS

On November 13, 2017, the Company entered into a share purchase agreement (the “Purchase Agreement”) for the sale of an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.01 per share (the “Shares”), to an accredited investor for an aggregate purchase price of $10.32 million (the “Private Placement”). The Private Placement is expected to close in January 2018, following the satisfaction of certain closing conditions specified in the Purchase Agreement.  For additional information regarding this Purchase Agreement, see Part II, Item 5, “Other Information.”

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At September 30, 2017 and December 31, 2016, management reserved $28 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute and were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At September 30, 2017 and December 31, 2016, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $139 thousand and $196 thousand, respectively.

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

Product Revenue Allowances

Product revenue is recognized net of cash consideration paid to our customers and wholesalers, for services rendered by the wholesalers in accordance with the wholesalers’ agreements, and include a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

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

The following table summarizes the activity in the accounts related to product allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Total

Balance at December 31, 2016	$(331)	$—	$492	$161
Current provision related to sales made during current period	(2,381)	(328)	(6,749)	(9,458)
Payments	2,339	328	6,635	9,302
Balance at September 30, 2017	$(373)	$—	$378	$5

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

 Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30,		Dollar	Percent
	2017	2016	Change	Change
	(in thousands)
Statement of Operations
Sales:
Product revenue, net	$4,080	$3,262	$818	25%
Other revenue	11	176	(165)	(94)%
Total sales, net	4,091	3,438	653	19%

Product cost of goods sold	521	566	(45)	(8)%
Gross profit	3,570	2,872	698	24%

Research and development	132	4	128	3,200%
Sales and marketing	3,296	2,663	633	24%
General and administrative	2,311	2,266	45	2%
Total operating expenses	5,739	4,933	806	16%
Operating Loss	(2,169)	(2,061)	(108)	5%

Non-cash loss on changes in fair value of warrant liability	(281)	(1,671)	1,390	(83)%
Other income (expense), net	3	(4)	7	(175)%

Loss before provision for income taxes	(2,447)	(3,736)	1,289	(35)%
Provision for income tax	-	-	-	-%
Net loss and comprehensive loss	$(2,447)	$(3,736)	$1,289	(35)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $0.8 million, or 25%, to $4.1 million for the three months ended September 30, 2017 from $3.3 million for the prior year’s period. The change in product revenue, net, was primarily the result of our planned shift of sales to the higher-margin reimbursed pharmacy channel from our legacy in-office direct sales channel.

Other revenue decreased by $165 thousand for the three months ended September 30, 2017, or 94%, to $11 thousand from $176 thousand for the three months ended September 30, 2016, which was primarily due to recognition of deferred revenue upon the termination of a collaboration agreement in the third quarter of 2016.

Product cost of goods sold decreased by $45 thousand, or 8%, to $521 thousand for the three months ended September 30, 2017, from $566 thousand for the three months ended September 30, 2016. The decrease in product cost of goods sold was primarily the result of the product mix in non-Avenova sales. This was partly offset by goods sold not increasing at the same rate of product revenue due to Avenova price increases and the continuing shift in sales mix toward the reimbursed pharmacy channel which maintains a higher selling price.

Gross profit increased by $0.7 million, or 24%, to $3.6 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016. The increase in gross profit was primarily the result of increased sales of Avenova, through the continuing shift in sales mix toward the higher margin reimbursed pharmacy channel.

Research and Development

Research and development expenses increased by $128 thousand, or 3,200%, to $132 thousand for the three months ended September 30, 2017, up from $4 thousand for the three months ended September 30, 2016. The increase is primarily due to a gain recognized on the sale of laboratory equipment of $232 thousand during the third quarter of 2016. This was partly offset by the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $0.6 million, or 24%, to $3.3 million for the three months ended September 30, 2017, up from $2.7 million for the three months ended September 30, 2016. The increase was primarily due to the increase in sales representative headcount, along with increased sampling and marketing programs.

General and administrative

General and administrative expenses increased by $45 thousand, or 2%, to $2.3 million for the three months ended September 30, 2017, which was consistent with the three months ended September 30, 2016. The slight increase was primarily a result of higher stock based compensation, recording of the CFO’s retirement package, and employee administrative related expenses to support the sales team brought in-house at the end of January 2017. This was partly offset by the Company’s operations moving to a smaller headquarters office and subleasing our former headquarters.

Non-cash loss on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a loss of $281 thousand for the three months ended September 30, 2017, compared to a loss of $1.7 million for the three months ended September 30, 2016.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liabilities. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The Company incurred a non-cash loss in the three months ended September 30, 2017 and 2016 resulting from an increase in the price of the Company’s common stock during the respective period, along with the three months ended September 30, 2016 having more outstanding warrants during the period.

Other income (expense), net

Other income (expense), net, changed to income of $3 thousand for the three months ended September 30, 2017, as compared to an expense of $4 thousand for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended		Year- to-
	September 30,		Year	Percent
	2017	2016	Change	Change
	(in thousands)
Statement of Operations Data:
Sales:
Product revenue	$11,868	$7,571	$4,297	57%
Other revenue	46	249	(203)	(82)%
Total net sales	11,914	7,820	4,094	52%

Product cost of goods sold	1,807	1,656	151	9%
Gross profit	10,107	6,164	3,943	64%

Research and development	264	1,215	(951)	(78)%
Sales and marketing	10,412	8,660	1,752	20%
General and administrative	7,134	5,241	1,893	36%
Total operating expenses	17,810	15,116	2,694	18%
Operating Loss	(7,703)	(8,952)	1,249	(14)%

Non-cash loss on changes in fair value of warrant liability	(501)	(2,480)	1,979	(80)%
Other income (expense), net	9	(69)	78	(113)%

Loss before provision for income taxes	(8,195)	(11,501)	3,306	(29)%
Provision for income tax	(1)	(2)	1	(50)%
Net loss and comprehensive loss	$(8,196)	$(11,503)	$3,307	(29)%

Total Net Sales, Product Revenue and Gross Profit

Product revenue increased by $4.3 million, or 57%, to $11.9 million from $7.6 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The change in product revenue, net, was primarily the result of our planned shift of sales to the higher-margin reimbursed pharmacy channel from our legacy in-office direct sales channel.

Other revenue decreased by $203 thousand, or 82%, to $46 thousand from $249 thousand for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to recognition of deferred revenue upon the termination of a collaboration agreement in the third quarter of 2016.

Product cost of goods sold increased by $151 thousand, or 9%, to $1,807 thousand for the nine months ended September 30, 2017, from $1,656 thousand for the nine months ended September 30, 2016. Increase in product cost of goods sold was primarily the result of higher Avenova and non-Avenova sales. Product cost of goods sold did not increase at the same rate of product revenue due to Avenova price increases and continuing shift in sales mix toward the reimbursed pharmacy channel which maintains a higher selling price.

Gross profit increased $3.9 million, or 64%, to $10.1 million from $6.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in gross profit was primarily the result of increased sales of Avenova, through the continuing shift in sales mix toward the higher margin reimbursed pharmacy channel.

Research and Development

Research and development expenses decreased by $0.9 million, or 78%, to $0.3 million for the nine months ended September 30, 2017, down from $1.2 million for the nine months ended September 30, 2016. The reduction is primarily the result of the Company’s previously-announced change in business strategy, as reflected by its reduced spending on clinical trials and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses increased by $1.8 million, or 20%, to $10.4 million for the nine months ended September 30, 2017, up from $8.7 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in sales representative headcount, along with increased sampling and marketing programs.

General and administrative

General and administrative expenses increased by $1.9 million, or 36%, to $7.1 million for the nine months ended September 30, 2017, up from $5.2 million for the nine months ended September 30, 2016. The increase was a result of higher stock based compensation, recording of the CFO’s retirement package, hiring of a permanent CEO position during second quarter of 2016, and the establishment of a reserve relating to the Liam Kozma legal complaint. For additional information regarding the Kozma litigation, see Note 9 “Commitments and Contingencies – Legal Matters.” This was partly offset by the Company’s operations moving to a smaller headquarters office and subleasing our former headquarters.

Non-cash loss on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $0.5 million for the nine months ended September 30, 2017, compared to a loss of $2.5 million for the nine months ended September 30, 2016.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The Company incurred a non-cash loss in the nine months ended September 30, 2017 related to a change in the fair value of warrant liability that was caused by an increase in the price of the Company’s common stock. During the nine months ended September 30, 2016, non-cash loss on changes in fair value of warrant liability was caused by a reduction in the exercise price of warrants issued in July 2011, March 2015 and October 2015 pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above its warrants’ exercise prices.

Other income (expense), net

Other income (expense), net, changed to income of $9 thousand for the nine months ended September 30, 2017, as compared to an expense of $69 thousand for the nine months ended September 30, 2016. The decrease in other expense was a result of interest accrued during the nine months ended September 30, 2016 associated with our Bridge Loans, which were fully paid off on August 1, 2016. For additional information regarding the Bridge Loans, please see Note 8 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, our cash and cash equivalents were $6.1 million, compared to $9.5 million as of December 31, 2016. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues, as we continue to invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the commercialization of Avenova. The Company’s plans to alleviate the doubt regarding its ability to continue as a going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the SEC. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $3.3 million, compared to $11.4 million for the nine months ended September 30, 2016. The decrease was primarily due to increased sales of Avenova increased accounts receivable collections, lower prepaid expenses resulting from brining the sales team in-house during the first quarter of 2017, and increased payment of payables during the nine months ended September 30, 2016 resulting from increased financing activities.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities for the purchase of property and equipment was $228 thousand, compared to $78 thousand for the nine months ended September 30, 2016.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2017, which was attributable to the exercise of options. Net cash provided by financing activities of $18.6 million for the nine months ended September 30, 2016, was attributable to the sale of common stock and warrants, partly off-set by the repayment of borrowings.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of September 30, 2017, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility leases	$4,003	$1,075	$2,248	$680	$—
Vehicle leases	381	163	218	—	—
	$4,384	$1,238	$2,466	$680	$—

Our commitments as of September 30, 2017 consist of two operating facility leases: the Lease and the lease for Emery Station, and 54 operating vehicle leases.

The total commitment for the Lease as of September 30, 2017 was $1.9 million due over the lease term, compared to $2.1 million as of December 31, 2016.

The total commitment of the Emery Station lease as of September 30, 2017 was $2.2 million due over such lease term, compared to $2.6 million as of December 31, 2016. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $604 thousand, $684 thousand, and $767 thousand, in the years ending September 30, 2018, 2019, and 2020, respectively, under the Sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of September 30, 2017 was $381 thousand due over the lease terms, compared to zero as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Owning Our Common Stock

If our stockholders’ equity does not meet the minimum standards of the NYSE American, we may be subject to delisting procedures.

On May 16, 2017, we received a letter from the NYSE American notifying us that our stockholders’ equity as of March 31, 2017 was below the minimum requirements of Section 1003(a)(iii) of the NYSE American Company Guide. In order to maintain our listing, we submitted a plan of compliance, addressing how we intend to regain compliance with the Company Guide within 12 months, or by May 16, 2018. On June 29, 2017, we were further notified by the NYSE American that our common stock no longer satisfied the requirements of Company Guide Section 1003(a)(ii) of the NYSE American Company Guide. We continue our listing but will be subject to periodic reviews by the exchange. If we do not make progress consistent with the plan, the exchange will initiate delisting procedures, as appropriate.

We are pursuing options to address the stockholders’ equity deficiency as indicated in our plan submitted to the NYSE American. However, we cannot guarantee that we will be able to comply with the listing requirements, and therefore our common stock may be subject to delisting. If our common stock is delisted, this could, among other things, substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants, subscription agreements or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On November 13, 2017, the Company entered into a share purchase agreement (the “Purchase Agreement”) for the sale of an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.01 per share (the “Shares”), to an accredited investor for an aggregate purchase price of $10.32 million (the “Private Placement”). The Private Placement is expected to close in January 2018, following the satisfaction of certain closing conditions specified in the Purchase Agreement.

The purchaser is Ch-gemstone Capital (Beijing) Co., Ltd. (the “Purchaser”). China Kington Asset Management Co. Ltd. (the “Placement Agent”) has agreed to serve as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds received by the Company upon closing of the Private Placement. A description of the material relationships between the Company and the Placement Agent was previously reported in Item 5.02 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2016 (regarding the election of two new directors nominated by the Placement Agent) and Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2016 (regarding the Company’s December 2015 and January 2016 bridge loan), and the information set forth in such Items is incorporated herein by reference.

The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Purchaser (including for certain liabilities under the Securities Act of 1933, as amended (the “Securities Act”)), and other obligations of the parties and termination provisions. The foregoing description of the terms of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The Purchase Agreement has been included to provide investors and security holders with information regarding its terms, and it is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement as of a specific date and were solely for the benefit of the parties to such agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

The Shares to be issued by the Company pursuant to the Purchase Agreement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D, and in reliance on similar exemptions under applicable state laws.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: November 14, 2017	/s/ John J. McGovern
John J. McGovern
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit/ Form 8-K Item Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/29/2010
3.2	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	6/04/2014
3.3	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	10/02/2015
3.4	Certificate of Amendment to Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	8-K	3.1	12/21/2015
3.5	Bylaws of NovaBay Pharmaceuticals, Inc.	8-K	3.2	6/29/2010
4.1	Form of Warrant issued in July 2011 offering.	10-K	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 offering (issued with 15-month term).	10-K	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 offering (issued with 5-year term).	10-K	4.3	3/23/2017
4.4	Form of Warrant issued in October 2015 offering.	10-K	4.5	3/23/2017
10.1	Share Purchase Agreement dated November 13, 2017.				X
10.2	Employment Agreement with Mark Sieczkarek, dated June 2, 2017.	8-K	10.1	6/6/2017
10.3	Employment Agreement with John J. McGovern, dated July 6, 2017.	8-K	10.1	7/10/2017
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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