Form 10-Q
period 2018-03-31
NovaBay Pharmaceuticals, Inc.
filed 2018-05-10
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 17,089,304 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: March 31, 2018 (unaudited) and December 31, 2017	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three months ended March 31, 2018 and 2017	2

	3.	Consolidated Statements of Cash Flows (unaudited): Three months ended March 31, 2018 and 2017	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.		Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	34

Item 6.		Exhibits	47

SIGNATURES			51

EXHIBIT INDEX			47

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

I

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$8,336	$3,199
Accounts receivable, net of allowance for doubtful accounts ($10 and $13 at March 31, 2018 and December 31, 2017, respectively)	2,225	3,629
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $138 and $140 at March 31, 2018 and December 31, 2017, respectively	479	504
Prepaid expenses and other current assets	1,751	1,663
Total current assets	12,791	8,995
Property and equipment, net	435	471
Other assets	597	613
TOTAL ASSETS	$13,823	$10,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$301	$466
Accrued liabilities	2,855	1,672
Deferred revenue	62	2,841
Total current liabilities	3,218	4,979
Deferred revenues - non-current	-	534
Deferred rent	261	286
Warrant liability	1,275	1,489
Other liabilities	198	197
Total liabilities	4,952	7,485

Stockholders'equity :
Preferred stock: 5,000 shares authorized; none outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 240,000 shares authorized, 17,089 and 15,385 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	171	154
Additional paid-in capital	119,285	113,514
Accumulated deficit	(110,585)	(111,074)
Total stockholders' equity	8,871	2,594
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,823	$10,079

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Sales:
Product revenue, net	$2,934	$3,694
Other revenue	13	7
Total sales, net	2,947	3,701

Product cost of goods sold	251	588
Gross profit	2,696	3,113

Research and development	46	62
Sales and marketing	3,396	3,740
General and administrative	1,622	3,088
Total operating expenses	5,064	6,890
Operating loss	(2,368)	(3,777)

Non cash gain (loss) on changes in fair value of warrant liability	214	(235)
Other income, net	4	2

Loss before provision for income taxes	(2,150)	(4,010)
Provision for income tax	-	(1)
Net loss and comprehensive loss	$(2,150)	$(4,011)

Net loss per share attributable to common stockholders, basic	$(0.13)	$(0.26)
Net loss per share attributable to common stockholders, diluted	$(0.14)	$(0.26)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock
Basic	16,406	15,284
Diluted	16,670	15,284

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities:
Net loss	$(2,150)	$(4,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	18
Stock-based compensation expense for options and stock issued to employees and directors	102	1,157
Stock-based compensation expense for options and stock issued to non-employees	7	36
Stock option modification expense	77	-
Non-cash (gain) loss on change in fair value of warrant liability	(214)	235
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts receivable	1,934	(211)
Decrease in Inventory	-	108
(Increase) Decrease in Prepaid expenses and other assets	(88)	921
Decrease (Increase) in Other assets long-term	17	(181)
(Decrease) Increase in Accounts payable and accrued liabilities	(161)	234
(Decrease) Increase in Deferred rent	(16)	56
Increase (Decrease) in Deferred revenue	(13)	(368)
Net cash used in operating activities	(464)	(2,006)

Investing activities:
Purchases of property and equipment	(2)	(59)
Net cash used in investing activities	(2)	(59)

Financing activities:
Proceeds from common stock issuances, net	5,591	-
Proceeds from exercise of options, net	11	-
Proceeds from stock options & RSUs for taxes	1	-
Settlement of restricted stock for tax withholding	-	(48)
Net cash provided by (used in) financing activities	5,603	(48)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,137	(2,113)
Cash, cash equivalents and restricted cash, beginning of period	3,673	9,986
Cash, cash equivalents and restricted cash, end of period	$8,810	$7,873

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of non cash information
Cumulative effect of adoption of new accounting standard	$2,639	$-
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$-	$1
Fixed asset purchases, included in accounts payable and accrued liabilities	$3	$9
Severance paid in RSUs to non-employee	$-	$69
Proceeds from stock options and restricted stock for taxes, in accounts payable and accrued liabilities	$1	$-

 As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

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

 Liquidity

Based primarily on the funds available at March 31, 2018, the Company believes these resources will be sufficient to fund its operations into April 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues, as the Company continues to re-invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company’s plans to alleviate the doubt of its going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2018, and December 31, 2017, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Beginning fiscal 2018, the Company adopted Accounting Standard Update ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its consolidated statements of cash flows to include restricted cash of $474 thousand in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. Net cash flows for the three months ended March 31, 2018 and 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the same reported in the consolidated statement of cash flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$8,336	$3,199
Restricted cash included in Other assets	474	474
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$8,810	$3,673

The restricted cash amount included in Other assets on the consolidated balance sheet represents amounts held as certificate of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

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

During the three months ended March 31, 2018 and 2017, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners.

During the three months ended March 31, 2018 and 2017, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Three Months Ended
	March 31,
Major distribution or collaboration partner	2018	2017
Distributor A	21%	23%
Distributor B	25%	25%
Distributor C	27%	21%

*Not greater than 10%

As of March 31, 2018 and December 31, 2017, accounts receivable from our major distribution partners greater than 10% were as follows:

Major distribution or collaboration partner	March 31, 2018	December 31, 2017
Distributor A	30%	25%
Distributor B	27%	23%
Distributor C	29%	22%
Collaborator D	*	20%

 *Not greater than 10%

The Company relies on two contract sole source manufacturers to produce its finished goods. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Our warrant liability is carried at fair value.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of March 31, 2018 and December 31, 2017, management reserved $10 thousand and $13 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2018 and December 31, 2017, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $138 thousand and $140 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. There were no impairment charges during the three months ended March 31, 2018 and March 31, 2017. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) 220, Comprehensive Income requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

Revenue Recognition

Beginning January 1, 2018, the Company has followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

The Company generates product revenue through product sales to its major distribution partners, a limited number of distributors and via its webstore. Product supply is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

Other revenue is primarily generated through commercial partner agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include more than one performance obligation and generally contain non-refundable upfront fees, payments based upon achievement of certain milestones and royalties on net product sales.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include:

●	Product supply
●	Exclusive distribution rights in the product territory
●	Regulatory submission and approval services
●	Development services
●	Sample supply
●	Incremental discounts and product supply prepayments considered material rights to the customer

The Company has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s or the Company’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations.

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s license arrangements, non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Product supply selling prices are identified as variable consideration subject to the constraint on variable consideration for estimated discounts, rebates, chargebacks and product returns. Funding of research and development activities are considered variable payments until such costs are reimbursed at which point they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

For product supply under the Company’s distribution arrangements, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company doesn’t have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the customer. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, and achievement is in the control of the Company (such as a regulatory submission by the Company), the value of the associated milestone is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Allocation of Consideration

As part of the accounting for arrangements that contain multiple performance obligations, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. When a contract contains more than one performance obligation, the Company uses key assumptions to determine the stand-alone selling price of each performance obligation. The estimated stand-alone selling prices for distribution rights and material rights for incremental discounts on product supply are calculated using an income approach discounted cash flow model and can include the following key assumptions: forecasted commercial partner sales, product life cycle estimates, costs of product sales, commercialization expenses, annual growth rates and margins, discount rates and probabilities of technical and regulatory success. For all other performance obligations, the Company uses a cost-plus margin approach. The Company allocates the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for products at a point in time and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method.

The Company’s intellectual property in the form of distribution rights are determined to be distinct from the other performance obligations identified in the arrangements and considered “right to use” licenses which the customer can benefit from at a point in time. The Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.

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

During the three months ended March 31, 2018, the basic EPS was a net loss of $0.13 per share and the diluted EPS was a net loss of $0.14 per share due the gain on changes in fair value of warrant liability. During the three months ended March 31, 2017, there was no difference between basic and diluted EPS due to the Company’s net losses.

The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss	$(2,150)	$(4,011)
Less gain on changes in fair value of warrant liability	(214)	-
Net loss, diluted	$(2,364)	$(4,011)

Denominator
Weighted average shares outstanding, basic	16,406	15,284
Net loss per share, basic	$(0.13)	$(0.26)

Weighted average shares outstanding, basic	16,406	15,284
Effect of dilutive warrants	264	-
Weighted average shares outstanding, diluted	16,670	15,284
Net loss per share, diluted	$(0.14)	$(0.26)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of March 31,
(in thousands)	2018	2017
Period end stock options to purchase common stock	2,433	2,134
Period end common stock warrants	-	565
	2,433	2,699

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In 2015 and 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying Topic 606, companies need to use more judgment and make more estimates than under the legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each distinct performance obligation, the level of effort required to satisfy performance obligations, and the period over which we expect to complete our performance obligations under the arrangement. As a result, the timing of recognition of revenue has more variability under the new revenue standard due to significant estimates involved in the new accounting. Topic 606, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. In addition, the Company has accounted for all contract modifications retrospectively for contracts in transition at the date of adoption by electing the contract modification practical expedient. Contract consideration has not been adjusted for the effects of a significant financing component if the time between the transfer of the good or service and payment timing is one year or less. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. See Note 8 for further information.

 In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to address the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Additionally, if more than one-line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. The Company adopted the standard effective January 1, 2018 using the retrospective transition method, the impact of the adoption was not material to the consolidated statement of cash flows.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value Measurements Using
(in thousands)	Balance at March 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$101	$101	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$575	$575	$—	$—

Liabilities
Warrant liability	$1,275	$—	$—	$1,275
Total liabilities	$1,275	$—	$—	$1,275

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurements Using
(in thousands)	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$101	$101	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$575	$575	$—	$—

Liabilities
Warrant liability	$1,489	$—	$—	$1,489
Total liabilities	$1,489	$—	$—	$1,489

As a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain of $214 thousand for the three-month period ended March 31, 2018, on a decrease in the fair value of the warrants. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2017	$1,489
Decrease in fair value at March 31, 2018	(214)
Fair value of warrant liability at March 31, 2018	1,275

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Prepaid employees’ benefits	$111	$112
Prepaid sales rebate	892	923
Prepaid rent	124	123
Rent receivable	125	86
Prepaid insurance	67	27
Prepaid fleet leasing costs	75	61
Prepaid dues and subscriptions	120	117
Other	237	214
Total prepaid expenses and other current assets	$1,751	$1,663

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials and supplies	$265	$298
Finished goods	352	346
Less allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments	(138)	(140)
Total inventory, net	$479	$504

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Office and laboratory equipment	$24	$24
Furniture and fixtures	157	157
Computer equipment and software	358	354
Production equipment	105	105
Leasehold improvements	75	74
Total property and equipment, at cost	719	714
Less: accumulated depreciation and amortization	(284)	(243)
Total property and equipment, net	$435	$471

Depreciation and amortization expense was $41 thousand and $18 thousand for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Employee payroll and benefits	$667	$761
Severance/retirement pay	248	347
Distributor fees and discounts	-	185
Sales rebates	-	106
Avenova contract liabilities (see Note 8)	1,620	-
Deferred rent	77	69
Accounting fees	116	40
Other	127	164
Total accrued liabilities	$2,855	$1,672

NOTE 8. ADOPTION OF ASC TOPIC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. In addition, the Company has accounted for all contract modifications retrospectively for contracts in transition at the date of adoption by electing the contract modification practical expedient. Contract consideration has not been adjusted for the effects of a significant financing component if the time between the transfer of the good or service and payment timing is one year or less. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.

Transactions under the Company’s major distribution agreements, which under prior guidance were recognized upon shipment from its distributors to the final customers, are now recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. As a result, the Company now records contract liabilities for the invoiced amounts that are estimated to be subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. The constraint on variable consideration for product returns is a new estimation resulting from the earlier recognition under the new guidance. Based on this change, the entire deferred revenue and deferred cost of goods sold balances related to its distribution agreements were allocated to either contract liabilities and other liabilities associated with invoicing in periods prior to adoption or included in the cumulative adjustment to retained earnings upon adoption.

Milestone payments, which under the prior milestone recognition methodology, were not recognized until they are substantively achieved, are included in the estimated transaction price when they are considered probable of being achieved. This may result in earlier recognition of revenue for the portion of milestone payments deemed probable which are allocated to performance obligations that are satisfied before the milestones are achieved. For license and collaboration revenue for which contract deliverables were previously accounted for as a combined unit of accounting because products or services were not separable, the Company has identified that under the new guidance the separate performance obligations are capable of being distinct. As a result, the transaction price under these arrangements, including upfront fees and milestone payments, are allocated differently to each performance obligation and may be recognized at earlier points in time or with a different pattern of performance over time.

The following table shows the reconciliation of assets and liabilities disclosed in the Form 10-K for the year ended December 31, 2017, as adjusted, due to the modified retrospective adoption of Topic 606 on January 1, 2018 (in thousands):

	As Reported Under Topic 605	Effect of Change	As Adjusted Under Topic 606

Accounts receivable	$3,629	$530	$4,159
Inventory	$504	$(25)	$479
Accrued liabilities	$1,672	$1,166	$2,838
Deferred revenue	$2,841	$(2,766)	$75
Deferred revenue, non-current	$534	$(534)	$-
Accumulated deficit	$(111,074)	$2,639	$(108,435)

As a result of adopting Topic 606 using the modified retrospective approach, the following table shows the financial statement line items for the first quarter of 2018, as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data):

	As Reported Under Topic 606	Effect of Change	As Revised Under Topic 605

Consolidated Balance Sheet:
Accounts receivable	$2,225	$(279)	$1,946
Inventory	$479	$27	$506
Accrued liabilities	$2,855	$(1,269)	$1,586
Deferred revenue	$62	$3,227	$3,289
Deferred revenue, non-current	$-	$488	$488
Accumulated deficit	$(110,585)	$(2,698)	$(113,283)

Net product sales	$2,947	$(61)	$2,886
Cost of product sales	$251	$(2)	$249
Loss from operations	$(2,368)	$(59)	$(2,427)
Net loss	$(2,150)	$(59)	$(2,209)
Basic net loss per share	$(0.13)	$-	$(0.13)
Diluted net loss per share	$(0.14)	$(0.01)	$(0.15)

Consolidated Statement of Cash Flows:
Net loss	$(2,150)	$(59)	$(2,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	$1,934	$(251)	$1,683
Inventory	$-	$(2)	$(2)
Accrued liabilities	$(161)	$(134)	$(295)
Deferred revenue	$(13)	$446	$433

At March 31, 2018, approximately $62,000 of the transaction price is allocated to unsatisfied performance obligations which the Company expects to be recognized during 2018.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 2 above.

The following table presents changes in the Company’s contract assets and liabilities for the three months ended March 31, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$75	$-	$(13)	$62
Contract Liabilities: Accrued Liabilities	$1,458	$1,587	$(1,425)	$1,620
Total	$1,533	$1,587	$(1,438)	$1,682

During the three months ended March 31, 2018, the Company recognized the following revenues (in thousands):

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$13
New activities in the period:
Performance obligations satisfied	$2,934
Total revenue	$2,947

License Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer, a Shanghai-based company that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the CFDA (Chinese Food and Drug Administration). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

Pursuant to the Purchase Agreement, we also received $2.5 million from China Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

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

In April 2013, the Company entered into a collaboration and license agreement with Virbac. Under this agreement, Virbac acquired exclusive worldwide rights to develop the Company’s proprietary compound, auriclosene (NVC-422), for global veterinary markets for companion animals. The Company received an upfront payment of $250,000.

On June 1, 2013, the Company entered into a distribution agreement with Principal Business Enterprise Inc., (“PBE”) to distribute NeutroPhase. NovaBay received an upfront payment of $200,000.

Revenue has been recognized under these agreements as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Amortization of upfront technology access fee	$-	$7
Product sales	-	73
Samples	13	-
Total revenue recognized	$13	$80

The Company had a deferred revenue balance of $2.0 million at December 31, 2017, related to these agreements, which consisted of the unamortized balances from upfront technology and access fees. Upon the adoption of ASC 606, deferred revenue decreased by $1.96 million and was recorded as part of the cumulative adjustment to the accumulated deficit. The decrease in deferred revenue related primarily to the identification of the licenses as “right of use” licenses under the current guidance for which control transferred to the customer at the onset of each contract. At March 31, 2018, the Company had deferred revenue of $62 thousand which relates to unsatisfied performance obligations of sample supply due Pioneer China and PBE and an incremental discount on future product sales due to Pioneer China.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its Avenova product with McKesson Corporation (“McKesson”) as part of the Company’s commercialization strategy. McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. In January 2015, the Company signed a nationwide distribution agreement with Cardinal Health. In April 2015, the Company also signed a distribution agreement with AmerisourceBergen to distribute Avenova nationwide.

During the three months ended March 31, 2018 and 2017, the Company earned $2.6 million and $2.8 million, respectively, in product revenue under the Avenova distribution agreements.

The Company had a deferred revenue balance of $1.3 million at December 31, 2017, related to these agreements, which consisted of product sales that our Customers had not resold to end users (sell-through approach). Upon the adoption of ASC 606, deferred revenue decreased by $1.3 million, with a portion associated with the constraint on variable consideration related to service fees/chargebacks, prompt payment discounts, rebates and returns in the amount of $0.6 million being reclassified as a contract liability. The remaining $0.7 million, including the net effect of deferred cost of goods sold, was recorded as part of the cumulative adjustment to the accumulated deficit. With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our Customers.

At March 31, 2018, under the Avenova product distribution arrangements, the Company has a contract liability balance of $1.6 million. The contract liability is included in accrued liabilities in the balance sheet (see Note 7).

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

Rent expense, net for the above two facility leases was approximately $97 thousand and $99 thousand for the three months ended March 31, 2018 and 2017, respectively.

The Company’s monthly rent payments fluctuate under the various leases and sublease agreements. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Vehicle Fleet Leases

During the three months ended March 31, 2018, the Company leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle. As of March 31, 2018, the aggregate monthly lease payment for all 54 vehicles is $14 thousand, including a management fee of $15 per vehicle. In addition, the Company made an initial payment of $3 thousand per vehicle, which it is amortizing over the 36-month lease period.

Lease expense, net, for the vehicle fleet was approximately $31 thousand and $17 thousand for the three months ended March 31, 2018 and 2017, respectively.

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2018.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2018.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of March 31, 2018, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the July 2011 Warrants as of March 31, 2018 and December 31, 2017 were as follows:

	As of
Assumption	March 31, 2018	December 31, 2017
Expected price volatility	81.00%	91.00%
Expected term (in years)	1.93	2.18
Risk-free interest rate	2.26%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.29	$2.72

In March 2015, the Company issued both the Short-Term Warrants ($15.00 per share exercise price) and the Long-Term Warrants ($16.25 per share exercise price). At that time, the Company determined that these warrants qualified for equity accounting and did not contain embedded derivatives that required bifurcation. After the Company’s agreement to modify the terms of the March 2015 Warrants and July 2011 Warrants in October 2015, the Company evaluated the change in terms of the March 2015 Warrants and noted that the change in terms resulted in liability classification of both the Short-Term and Long-Term Warrants. The March 2015 Warrants were re-issued and valued as of October 27, 2015 at a total of $1.8 million with the new terms, and a modification expense was recorded as the difference between the fair value of the warrants on their new terms after modification as of October 27, 2015 and the fair value of the warrants on their original terms prior to modification as of October 27, 2015. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss.

The key assumptions used to value the Short-Term Warrants as of March 31, 2018 and December 31, 2017 were as follows:

	As of
Assumption	March 31, 2018	December 31, 2017
Expected price volatility	81.00%	91.00%
Expected term (in years)	1.93	2.18
Risk-free interest rate	2.26%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.09	$2.42

The key assumptions used to value the Long-Term Warrants as of March 31, 2018 and December 31, 2017 were as follows:

	As of
Assumption	March 31, 2018	December 31, 2017
Expected price volatility	81.00%	91.00%
Expected term (in years)	1.93	2.18
Risk-free interest rate	2.26%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.29	$2.72

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

The key assumptions used to value the October 2015 warrants as of March 31, 2018 and December 31, 2017 were as follows:

	As of
Assumption	March 31, 2018	December 31, 2017
Expected price volatility	84.00%	90.00%
Expected term (in years)	2.58	2.83
Risk-free interest rate	2.34%	1.96%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$2.46	$2.86

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

The details of the outstanding warrant liability as of March 31, 2018, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$114
Long-Term Warrants	96	220
Short-Term Warrants	115	240
October 2015 Warrants	284	701
	544	$1,275

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

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of March 31, 2018, and December 31, 2017, there were no shares of Company preferred stock outstanding.

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

During the first quarter of 2018, we entered into a share purchase agreement with OP Financial Investments Limited for the sale of an aggregate of 1,700,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $5,984,000 (the “OP Private Placement”). The OP Private Placement closed on February 8, 2018. OP Financial Investments Limited is an investment firm based in Hong Kong focused on cross-border investment opportunities and listed on the Hong Kong Stock Exchange. China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $359,040. The Company also paid $34 thousand to NYSE American for the listing of the additional shares.

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

The details of all outstanding warrants as of March 31, 2018, were as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2017	544	$1.81
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	—	—
Warrants outstanding March 31, 2018	544	$1.81

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

For the years from 2009 to 2012, the number of shares of common stock authorized for awards under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board. Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for awards under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the shareholders voted to remove the 40,000-share cap and the 2007 Plan’s shares authorized for awards increased annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 32,646 and 59,157 shares of common stock were authorized for awards under the 2007 Plan in January 2014 and 2013, respectively. On March 30, 2015, the Company filed a registration statement to add an additional 82,461 shares to the 2007 Plan’s shares authorized for awards. In January 2016, the Company added 139,449 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock authorized for awards thereunder by 1,124,826 shares. In January 2017, the Company added 610,774 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. As a result of the foregoing, the aggregate number of shares authorized for awards under the 2007 Plan was 2,318,486 shares, prior to its expiration on March 15, 2017 (after taking into account prior awards under the 2007 Plan).

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board of Directors. The new 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of March 31, 2018, there were 2,162,320 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2018, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,960	$5.16	8.6	$2,586
Options granted	-	$—
Restricted stock units granted	12	$—
Options exercised	(4)	$2.35
Restricted stock units vested	-	$—
Options forfeited/cancelled	(535)	$4.88
Restricted stock units cancelled	-	$—
Outstanding at March 31, 2018	2,433	$5.20	8.3	$1,348

Vested and expected to vest at March 31, 2018	2,106	$5.60	8.3	$1,072

Vested at March 31, 2018	1,461	$6.78	7.9	$—

Exercisable at March 31, 2018	1,461	$6.78	7.9	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2018. There were 4 thousand stock option awards exercised during the three months ended March 31, 2018 for which the Company received cash payments of $11 thousand. The aggregate intrinsic value of stock option awards exercised was $5 thousand for the three months ended March 31, 2018. There were no stock option awards exercised during the three months ended March 31, 2017. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2017.

As of March 31, 2018, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $1.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 3.13 years.

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

During the three months ended March 31, 2018, the Company did not grant options to purchase common stock to employees and directors. During the three months ended March 31, 2017, the Company granted options to purchase an aggregate of 631 thousand shares of common stock to employees and directors.

The weighted-average assumptions used in determining the value of options for the three months ended March 31, 2017 are as follows:

Three Months Ended March 31,
Assumption	2017
Expected price volatility	87.92%
Expected term (in years)	6.83
Risk-free interest rate	2.27%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$2.71

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

In addition, the Company granted restricted stock to employees totaling 12 thousand shares of common stock during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company did not grant restricted stock to employees.

For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $179 thousand and $1,157 thousand, respectively, for stock-based awards to employees and directors.

In March 2018, the Company modified stock options held by Mr. Liu, who resigned as a director of the Company, effective March 21, 2018. The option exercise period for Mr. Liu was extended from three months to three years, calculated from his date of resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $26 thousand.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2018, the Company did not grant options to shares of common stock to non-employees in exchange for advisory and consulting services. During the three months ended March 31, 2017, the Company granted options to purchase an aggregate of 30 thousand shares of common stock to non-employees in exchange for advisory and consulting services.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted during the three months ended March 31, 2017 was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

Three Months Ended March 31,
Assumption	2017
Expected price volatility	88.17%
Expected term (in years)	10.00
Risk-free interest rate	2.51%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$3.08

The Company granted 19 thousand shares of fully vested registered stock to non-employees in the three months ended March 31, 2017, as part of the settlement agreement for Dr. Ron Najafi as described below.

For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $7 thousand and $36 thousand, respectively, related to non-employee stock and option grants.

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

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Research and development	$7	$21
Sales and Marketing	34	37
General and administrative	145	1,135
Total stock-based compensation expense	$186	$1,193

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the three months ended March 31, 2018.

NOTE 14. RELATED PARTY TRANSACTIONS

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

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $13 thousand and $6 thousand for the three months ended March 31, 2018 and 2017, respectively. There were no related party accounts receivable as of March 31, 2018 and December 31, 2017. See Note 8, “Adoption of ASC Topic 606, “Revenue from contracts with customers””, for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company recognized related party commission fees of $359 thousand and zero for the three months ended March 31, 2018 and 2017, respectively. These fees were paid to China Kington representing the commission on its sale of the Company’s common stock. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At March 31, 2018 and December 31, 2017, management had reserved $10 thousand and $13 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2018 and December 31, 2017, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $138 thousand and $140 thousand, respectively.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

We generate product revenue through product sales to our major distribution partners, a limited number of distributors and via our webstore. Product supply is the only performance obligation contained in these arrangements and we recognize product revenue upon transfer of control to our major distribution partners at the amount of consideration that we expect to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

Other revenue is primarily generated through commercial partner agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include more than one performance obligation and generally contain non-refundable upfront fees, payments based upon achievement of certain milestones and royalties on net product sales.

In determining the appropriate amount of revenue to be recognized we fulfill our obligations under these agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include:

●	Product supply
●	Exclusive distribution rights in the product territory
●	Regulatory submission and approval services
●	Development services
●	Sample supply
●	Incremental discounts and product supply prepayments considered material rights to the customer

We have optional additional items in our contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s or our discretion are generally considered as options. We assesses if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations.

Transaction Price

We have both fixed and variable consideration. Under our license arrangements, non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Product supply selling prices are identified as variable consideration subject to the constraint on variable consideration for estimated discounts, rebates, chargebacks and product returns. Funding of research and development activities are considered variable payments until such costs are reimbursed at which point they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

For product supply under our distribution arrangements, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because we don’t have sufficient historical data to compute our own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. We update the return rate assumption quarterly and apply it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the customer. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved after one month from when control is transferred.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2017	$(530)	$(31)	$818	$-	$257
Effect of ASC606 Adoption	(27)	35	(573)	(42)	(607)
Current provision related to sales made during current period	(703)	(122)	(2,500)	(161)	(3,486)
Payments	796	76	2,184	52	3,108
Balance at March 31, 2018	$(464)	$(42)	$(71)	$(151)	$(728)

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, and achievement is in our control (such as a regulatory submission by us), the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Allocation of Consideration

As part of the accounting for arrangements that contain multiple performance obligations, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. When a contract contains more than one performance obligation, we use key assumptions to determine the stand-alone selling price of each performance obligation. The estimated stand-alone selling prices for distribution rights and material rights for incremental discounts on product supply are calculated using an income approach discounted cash flow model and can include the following key assumptions: forecasted commercial partner sales, product life cycle estimates, costs of product sales, commercialization expenses, annual growth rates and margins, discount rates and probabilities of technical and regulatory success. For all other performance obligations, we use a cost-plus margin approach. We allocate the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under each arrangement. If we cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for products at a point in time and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that we have incurred to perform the services using the cost-to-cost input method.

Our intellectual property in the form of distribution rights is determined to be distinct from the other performance obligations identified in the arrangements and considered “right to use” licenses which the customer can benefit from at a point in time. We recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess and obsolete inventory, along with lower of cost or estimated net realizable value.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,		Dollar	Percent
	2018	2017	Change	Change
	(in thousands)
Statement of Operations
Sales:
Product revenue, net	$2,934	$3,694	$(760)	(21)%
Other revenue	13	7	6	86%
Total sales, net	2,947	3,701	(754)	(20)%

Product cost of goods sold	251	588	(337)	(57)%
Gross profit	2,696	3,113	(417)	(13)%

Research and development	46	62	(16)	(26)%
Sales and marketing	3,396	3,740	(344)	(9)%
General and administrative	1,622	3,088	(1,466)	(47)%
Total operating expenses	5,064	6,890	(1,826)	(27)%
Operating Loss	(2,368)	(3,777)	1,409	(37)%

Non-cash gain (loss) on changes in fair value of warrant liability	214	(235)	449	(191)%
Other income (expense), net	4	2	2	100%

Loss before provision for income taxes	(2,150)	(4,010)	1,860	(46)%
Provision for income tax	-	(1)	1	(100)%
Net loss and comprehensive loss	$(2,150)	$(4,011)	$1,861	(46)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $0.8 million, or 21%, to $2.9 million for the three months ended March 31, 2018 from $3.7 million for the three months ended March 31, 2017. The change in product revenue, net, is the result of a decrease in the number of Avenova units sold as well as a decrease in the net sales price of Avenova products, offset by relatively higher revenue related to the adoption of the new revenue recognition guidance resulting in earlier revenue recognition.

Other revenue increased by $6 thousand for the three months ended March 31, 2018, or 86%, to $13 thousand from $7 thousand for the three months ended March 31, 2017.

Product cost of goods sold decreased by $0.3 million, or 57%, to $0.3 million for the three months ended March 31, 2018, from $0.6 million for the three months ended March 31, 2017. The decrease in product cost of goods sold was primarily the result of the product mix and the decrease of product revenue.

Gross profit decreased by $0.4 million, or 13%, to $2.7 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017. The decrease in gross profit was primarily the result of decreased product revenue, net, and the continuing shift in sales mix toward the higher margin reimbursed pharmacy channel.

Research and Development

Research and development expenses decreased by $16 thousand, or 26%, to $46 thousand for the three months ended March 31, 2018, down from $62 thousand for the three months ended March 31, 2017. The decrease is primarily due to the Company’s previously-announced change in business strategy, as reflected by its reduced spending on consulting services and its shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses decreased by $0.3 million, or 9%, to $3.4 million for the three months ended March 31, 2018, down from $3.7 million for the three months ended March 31, 2017. The decrease was primarily due to the decrease in sales headcount and employees related costs, partially offset by the increase in marketing expenses.

General and administrative

General and administrative expenses decreased by $1.5 million, or 47%, to $1.6 million for the three months ended March 31, 2018, down from $3.1 million for the three months ended March 31, 2017. The decrease is primarily a result of lower stock-based compensation and the decrease of professional services and consulting fees.

Non-cash loss on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $214 thousand for the three months ended March 31, 2018, compared to a loss of $235 thousand for the three months ended March 31, 2017.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liabilities. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. During the three months ended March 31, 2018, the Company incurred a non-cash gain resulting from the reduction in the price of the Company’s common stock price during that period. During the three months ended March 31, 2017, the Company incurred a non-cash loss resulting from an increase in the price of the Company’s common stock during that period.

Other income (expense), net

Other income, net, increased by $2 thousand for the three months ended March 31, 2018, to $4 thousand compared to $2 thousand for the three months ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, our cash and cash equivalents were $8.3 million, compared to $3.2 million as of December 31, 2017. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues, as we continue to invest in our Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company’s plans to alleviate the doubt regarding its ability to continue as a going concern, which are being implemented to mitigate these conditions, primarily include its ability to control the timing and spending on its sales and marketing programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the SEC. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the commercialization of Avenova. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $0.5 million, compared to $2.0 million for the three months ended March 31, 2017. The decrease was primarily due to the decrease of net loss by $1.9 million and favorable changes in working capital of $1.1 million, partially offset by the decrease of stock-based compensation by $1.1 million and the increase of the gain on change of the warrant liability fair value by $0.4 million.

Net Cash Used In Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities for the purchase of property and equipment was $2 thousand, compared to $59 thousand for the three months ended March 31, 2017.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $5.6 million for the three months ended March 31, 2018, which was mainly attributable to the net proceeds from issuance of common stock related to the share purchase agreement with OP Financial Investments Limited. Net cash used in financing activities of $48 thousand for the three months ended March 31, 2017, was attributable to the settlement of restricted stock for tax withholding.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of March 31, 2018, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility leases	$3,468	$1,091	$1,973	$404	$—
Vehicle leases	300	164	136	—	—
	$3,768	$1,255	$2,109	$404	$—

Our commitments as of March 31, 2018 consist of two operating facility leases: the Lease and the lease for Emery Station, and 54 operating vehicle leases.

The total commitment for the Lease as of March 31, 2018 was $1.7 million due over the lease term, compared to $1.8 million as of December 31, 2017.

The total commitment of the Emery Station lease as of March 31, 2018 was $1.8 million due over such lease term, compared to $2.0 million as of December 31, 2017. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $613 thousand, $758 thousand, and $383 thousand, in the years ending March 31, 2019, 2020 and 2021, respectively, under the Sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of March 31, 2018 was $300 thousand due over the lease terms, compared to $340 thousand as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders China Pioneer, Pioneer Hong Kong as a wholly-owned subsidiary of China Pioneer and the recipient of all of the previous holdings of Pioneer Pharma (Singapore) Pte. Ltd. pursuant to an internal corporate reorganization of China Pioneer, Mr. Jian Ping Fu and OP Financial Investments Limited. As of February 28, 2018, each of China Pioneer, Mr. Fu and OP Financial Investments Limited own 31%, 23% and 10% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud and could expose us to litigation or adversely affect the market price of our common stock.

 Significant disruptions of information technology systems or breaches of information security could adversely affect our businesses.

We rely to a large extent upon information technology systems to operate our businesses. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. For example, we distribute our products in the United States primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/18
3.2	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/17
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/17
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/17
4.4	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.5	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/17
4.6	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.7	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.8	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	10-K	001-33678	10.7	3/23/2017
10.7+	Separation Agreement (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	11/19/2015
10.8+	Amendment to Separation Agreement, dated December 15, 2016 (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	12/19/2016
10.9+	Mutual & General Release, dated February 29, 2016 (by and between the Company and Roy Wu)	8-K	001-33678	10.1	3/01/2016

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.10+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek expired June 1, 2017)	8-K	001-33678	10.1	5/27/2016
10.11+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek)	8-K	001-33678	10.1	6/06/2017
10.12+	Executive Employment Agreement (Employment Agreement of John J. McGovern)	8-K	001-33678	10.1	7/10/2017
10.13+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.14+	Executive Employment Agreement (Employment Agreement of Justin M. Hall expired December 31, 2017)	8-K	001-33678	10.3	1/05/2016
10.15+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.16+	Executive Employment Agreement (Employment Agreement of Thomas J. Paulson)	8-K	001-33678	10.2	1/05/2016
10.17	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North	S-1, as amended	333-140714	10.10	3/30/2007
10.18	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.20	3/14/2008
10.19	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.20	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q	001-33678	10.2	8/09/2012
10.21	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.19	3/04/2016

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.22	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.23	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.24†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.25†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.26†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.27†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.28	Securities Purchase Agreement (between the Company and Jian Ping Fu)	8-K	001-33678	10.1	2/17/2016
10.29	Securities Purchase Agreement (between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	8-K	001-33678	10.2	2/17/2016
10.30	Securities Purchase Agreement (between the Company and Mark M. Sieczkarek)	8-K	001-33678	10.3	2/17/2016
10.31	Securities Purchase Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	10.1	4/05/2016
10.32	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.33	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.34	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.35	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: May 10, 2018	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: May 10, 2018	/s/ John J. McGovern
John J. McGovern
Chief Financial Officer (principal financial officer)