Form 10-Q
period 2018-06-30
NovaBay Pharmaceuticals, Inc.
filed 2018-08-07
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 17,089,304 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: June 30, 2018 (unaudited) and December 31, 2017	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and six months ended June 30, 2018 and 2017	2

	3.	Consolidated Statements of Cash Flows (unaudited): Six months ended June 30, 2018 and 2017	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.		Controls and Procedures	35

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	36

Item 6.		Exhibits	50

SIGNATURES			54

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc.

NovaBay®, NovaBay Pharma®, Avenova®, NeutroPhase®, CelleRx®, intelli-Case™, AgaNase®, Aganocide®, AgaDerm®, Neutrox® and Going Beyond Antibiotics® are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

I

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$6,833	$3,199
Accounts receivable, net of allowance for doubtful accounts ($11 and $13 at June 30, 2018 and December 31, 2017, respectively)	2,024	3,629
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $138 and $140 at June 30, 2018 and December 31, 2017, respectively	317	504
Prepaid expenses and other current assets	1,598	1,663
Total current assets	10,772	8,995
Property and equipment, net	351	471
Other assets	582	613
TOTAL ASSETS	$11,705	$10,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$329	$466
Accrued liabilities	2,665	1,672
Deferred revenue	62	2,841
Total current liabilities	3,056	4,979
Deferred revenues - non-current	-	534
Deferred rent	237	286
Warrant liability	785	1,489
Other liabilities	198	197
Total liabilities	4,276	7,485

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 50,000 and 240,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 17,089 and 15,385 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	171	154
Additional paid-in capital	119,433	113,514
Accumulated deficit	(112,175)	(111,074)
Total stockholders' equity	7,429	2,594
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,705	$10,079

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales:
Product revenue, net	$2,794	$4,094	$5,728	$7,788
Other revenue, net	-	28	13	35
Total net sales	2,794	4,122	5,741	7,823

Product cost of goods sold	479	698	730	1,286
Gross profit	2,315	3,424	5,011	6,537

Research and development	61	70	107	132
Sales and marketing	2,977	3,376	6,373	7,116
General and administrative	1,360	1,735	2,982	4,823
Total operating expenses	4,398	5,181	9,462	12,071
Operating Loss	(2,083)	(1,757)	(4,451)	(5,534)

Non-cash gain (loss) on changes in fair value of warrant liability	490	15	704	(220)
Other income (expense), net	5	4	9	6

Loss before provision for income taxes	(1,588)	(1,738)	(3,738)	(5,748)
Provision for income tax	(1)	-	(1)	(1)
Net loss and comprehensive loss	$(1,589)	$(1,738)	$(3,739)	$(5,749)

Net loss per share attributable to common stockholders, basic	$(0.09)	$(0.11)	$(0.22)	$(0.38)
Net loss per share attributable to common stockholders, diluted	$(0.12)	$(0.11)	$(0.26)	$(0.38)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock
Basic	17,089	15,308	16,750	15,296
Diluted	17,292	15,308	16,985	15,296

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017

Operating activities:
Net loss	$(3,739)	$(5,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	36
Stock-based compensation expense for options and stock issued to employees and directors	250	1,600
Stock-based compensation expense for options and stock issued to non-employees	13	89
Stock option modification expense	77	-
Non-cash (gain) loss on change in fair value of warrant liability	(704)	220
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts receivable	2,134	(1,480)
Decrease in Inventory	160	200
Decrease in Prepaid expenses and other assets	64	1,004
Decrease (Increase) in Other assets long-term	33	(101)
(Decrease) Increase in Accounts payable and accrued liabilities	(327)	390
(Decrease) Increase in Deferred rent	(32)	48
Increase (Decrease) in Deferred revenue	(13)	118
Net cash used in operating activities	(1,957)	(3,625)

Investing activities:
Purchases of property and equipment	(5)	(155)
Net cash used in investing activities	(5)	(155)

Financing activities:
Proceeds from common stock issuances, net	5,585	-
Proceeds from exercise of options, net	11	-
Proceeds from stock options & RSUs for taxes	1	-
Settlement of restricted stock for tax withholding	-	(48)
Exercise of warrants, net	-	38
Net cash provided by (used in) financing activities	5,597	(10)
Net increase (decrease) in cash and cash equivalents	3,635	(3,790)
Cash, cash equivalents and restricted cash, beginning of period	3,673	9,986
Cash, cash equivalents and restricted cash, end of period	7,308	6,196

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of non cash information
Cumulative effect of adoption of new accounting standard	$2,638	$-
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$-	$1
Fixed asset purchases, included in accounts payable and accrued liabilities	$1	$(28)
Severance paid in RSUs to non-employee	$-	$69
Equity transferred to warrant liability	$-	$58
Proceeds from stock options and restricted stock for taxes, in accounts payable and accrued liabilities	$1	$-

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

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it is incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company has minimized research and development and is now focused primarily on commercializing prescription Avenova for the domestic eyecare market.

Effective December 18, 2015, the Company effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”) (See Note 11). The accompanying financial statements and related notes give retroactive effect to the Reverse Stock Split.

Liquidity

Based primarily on the funds available at June 30, 2018, the Company believes these resources will be sufficient to fund its operations into April 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2018, and December 31, 2017, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Beginning fiscal 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its consolidated statements of cash flows to include restricted cash of $474 thousand in beginning and ending cash, cash equivalents, and restricted cash for the period ended December 31, 2017, and $475 thousand in the beginning and ending cash, cash equivalents, and restricted cash balances for the period ended June 30, 2018. Net cash flows for the six months ended June 30, 2018 and 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the same reported in the consolidated statement of cash flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$6,833	$3,199
Restricted cash included in Other assets	475	474
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$7,308	$3,673

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

During the six months ended June 30, 2018 and 2017, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners.

During the six months ended June 30, 2018 and 2017, revenues from our major distribution partners greater than 10% were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Major distribution or collaboration partner	2018	2017	2018	2017
Distributor A	21%	23%	21%	23%
Distributor B	23%	25%	24%	25%
Distributor C	24%	18%	25%	20%
Collaborator D	10%	*	10%	*

*Not greater than 10%

As of June 30, 2018 and December 31, 2017, accounts receivable from our major distribution or collaboration partners greater than 10% were as follows:

Major distribution or collaboration partner	June 30, 2018	December 31, 2017
Distributor A	26%	25%
Distributor B	33%	23%
Distributor C	24%	22%
Collaborator D	*	20%

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of June 30, 2018 and December 31, 2017, management reserved $11 thousand and $13 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2018 and December 31, 2017, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $138 thousand and $140 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. There were no impairment charges during the six months ended June 30, 2018 and June 30, 2017. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

The Company generates product revenue through product sales to its major distribution partners, a limited number of other distributors and via its webstore. Product supply is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

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

The Company has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s or the Company’s discretion are generally considered options. The Company assesses if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations.

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s license arrangements, non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Product supply selling prices are identified as variable consideration subject to the constraint on variable consideration for estimated discounts, rebates, chargebacks and product returns. Funding of research and development activities are considered variable payments until such costs are reimbursed, at which point they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Allocation of Consideration

As part of the accounting for arrangements that contain multiple performance obligations, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. When a contract contains more than one performance obligation, the Company uses key assumptions to determine the stand-alone selling price of each performance obligation. The estimated stand-alone selling prices for distribution rights and material rights for incremental discounts on product supply are calculated using an income approach discounted cash flow model and can include the following key assumptions: forecasted commercial partner sales, product life cycle estimates, costs of product sales, commercialization expenses, annual growth rates and margins, discount rates and probabilities of technical and regulatory success. For all other performance obligations, the Company uses a cost-plus margin approach. The Company allocates the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation.

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

During the three and six months ended June 30, 2018, the basic EPS was a net loss of $0.09 and $0.22, respectively, per share and the diluted EPS was a net loss of $0.12 and $0.26, respectively, per share due to the gain on changes in fair value of warrant liability. During the three and six months ended June 30, 2017, there was no difference between basic and diluted EPS due to the Company’s net losses.

The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(1,589)	$(1,738)	$(3,739)	$(5,749)
Less gain on changes in fair value of warrant liability	(490)	-	(704)	-
Net loss, diluted	$(2,079)	$(1,738)	$(4,443)	$(5,749)

Denominator
Weighted average shares outstanding, basic	17,089	15,308	16,750	15,296
Net loss per share, basic	$(0.09)	$(0.11)	$(0.22)	$(0.38)

Weighted average shares outstanding, basic	17,089	15,308	16,750	15,296
Effect of dilutive warrants	203	-	235	-
Weighted average shares outstanding, diluted	17,292	15,308	16,985	15,296
Net loss per share, diluted	$(0.12)	$(0.11)	$(0.26)	$(0.38)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of June 30,
(in thousands)	2018	2017
Period end stock options to purchase common stock	3,189	2,828
Period end common stock warrants	-	544
	3,189	3,372

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In 2015 and 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively, these are referred to as ASC Topic 606, which replaces all legacy U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying Topic 606, companies need to use more judgment and make more estimates than under the legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each distinct performance obligation, the level of effort required to satisfy performance obligations, and the period over which we expect to complete our performance obligations under the arrangement. As a result, the timing of recognition of revenue has more variability under the new revenue standard due to significant estimates involved in the new accounting. Topic 606, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. In addition, the Company has accounted for all contract modifications retrospectively for contracts in transition at the date of adoption by electing the contract modification practical expedient. Contract consideration has not been adjusted for the effects of a significant financing component if the time between the transfer of the good or service and payment timing is one year or less. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. See Note 8 for further information.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to address the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Additionally, if more than one-line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. The Company adopted the standard effective January 1, 2018 using the retrospective transition method. The impact of the adoption was not material to the consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Leases (Topic 840). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2019. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its condensed consolidated balance sheet related to leases.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain specified exemptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the effects of the adoption of ASU 2018-07 to its consolidated financial statements.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

		Fair Value Measurements Using
(in thousands)	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$102	$102	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$577	$577	$—	$—

Liabilities
Warrant liability	$785	$—	$—	$785
Total liabilities	$785	$—	$—	$785

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$101	$101	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$575	$575	$—	$—

Liabilities
Warrant liability	$1,489	$—	$—	$1,489
Total liabilities	$1,489	$—	$—	$1,489

As a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain of $490 thousand for the three-month period ended June 30, 2018 on a decrease in the fair value of the warrants. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2017	$1,489
Decrease in fair value at March 31, 2018	(214)
Fair value of warrant liability at March 31, 2018	1,275
Decrease in fair value at June 30, 2018	(490)
Fair value of warrant liability at June 30, 2018	$785

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Prepaid employees’ benefits	$112	$112
Prepaid sales rebate	945	923
Prepaid rent	-	123
Rent receivable	101	86
Prepaid insurance	57	27
Prepaid fleet leasing costs	75	61
Prepaid dues and subscriptions	93	117
Other	215	214
Total prepaid expenses and other current assets	$1,598	$1,663

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials and supplies	$270	$298
Finished goods	185	346
Less allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments	(138)	(140)
Total inventory, net	$317	$504

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Office and laboratory equipment	$24	$24
Furniture and fixtures	157	157
Computer equipment and software	359	354
Production equipment	105	105
Leasehold improvements	76	74
Total property and equipment, at cost	721	714
Less: accumulated depreciation and amortization	(370)	(243)
Total property and equipment, net	$351	$471

Depreciation and amortization expense was $86 thousand and $18 thousand for the three months ended June 30, 2018 and 2017, respectively, and $127 thousand and $36 thousand for the six months ended June 30, 2018 and 2017, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Employee payroll and benefits	$781	$761
Severance/retirement pay	171	347
Distributor fees and discounts	-	185
Sales rebates	-	106
Avenova contract liabilities (see Note 8)	1,487	-
Deferred rent	85	69
Other	141	204
Total accrued liabilities	$2,665	$1,672

NOTE 8. ADOPTION OF ASC TOPIC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. In addition, the Company has accounted for all contract modifications retrospectively for contracts in transition at the date of adoption by electing the contract modification practical expedient. Contract consideration has not been adjusted for the effects of a significant financing component if the time between the transfer of the good or service and payment timing is one year or less. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.

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

Milestone payments, which under the prior milestone recognition methodology were not recognized until they are substantively achieved, are included in the estimated transaction price when they are considered probable of being achieved. This may result in earlier recognition of revenue for the portion of milestone payments deemed probable which are allocated to performance obligations that are satisfied before the milestones are achieved. For license and collaboration revenue for which contract deliverables were previously accounted for as a combined unit of accounting because products or services were not separable, the Company has identified that under the new guidance the separate performance obligations are capable of being distinct. As a result, the transaction price under these arrangements, including upfront fees and milestone payments, are allocated differently to each performance obligation and may be recognized at earlier points in time or with a different pattern of performance over time.

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

As a result of adopting Topic 606 using the modified retrospective approach, the following table shows the financial statement line items for the six months ended June 30, 2018, as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data):

	As Reported Under Topic 606	Effect of Change	As Revised Under Topic 605

Consolidated Balance Sheet:
Accounts receivable	$2,024	$(315)	$1,709
Inventory	$317	$19	$336
Accrued liabilities	$2,665	$(1,267)	$1,398
Deferred revenue	$62	$2,829	$2,891
Deferred revenue, non-current	$-	$581	$581
Accumulated deficit	$(112,175)	$(2,439)	$(114,614)

Total net sales	$5,741	$205	$5,946
Cost of product sales	$730	$6	$736
Loss from operations	$(4,451)	$199	$(4,252)
Net loss	$(3,739)	$199	$(3,540)
Basic net loss per share	$(0.22)	$0.01	$(0.21)
Diluted net loss per share	$(0.26)	$0.01	$(0.25)

Consolidated Statement of Cash Flows:
Net loss	$(3,739)	$199	$(3,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	$2,134	$(215)	$1,919
Inventory	$160	$6	$166
Accounts payable and accrued liabilities	$(327)	$(132)	$(459)
Deferred revenue	$(13)	$141	$128

At June 30, 2018, approximately $62,000 of the transaction price is allocated to unsatisfied performance obligations which the Company expects to be recognized during 2018.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 2 above.

The following table presents changes in the Company’s contract assets and liabilities for the six months ended June 30, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$75	$-	$(13)	$62
Contract Liabilities: Accrued Liabilities	$1,458	$6,516	$(6,396)	$1,578
Total	$1,533	$6,516	$(6,409)	$1,640

During the six months ended June 30, 2018, the Company recognized the following revenue (in thousands):

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,426
New activities in the period:
Performance obligations satisfied	$4,315
Total revenue	$5,741

License Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer, a Shanghai-based company that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013 related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (“CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

Pursuant to the Purchase Agreement, the Company also received $2.5 million from China Pioneer for the purchase of restricted units (with each restricted unit comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

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

Revenue has been recognized under these agreements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Amortization of upfront technology access fee	$-	$28	$13	$35
Product revenue	121	289	121	362
Total revenue recognized	$121	$317	$134	$397

The Company had a deferred revenue balance of $2.0 million at December 31, 2017, related to these agreements, which consisted of the unamortized balances from upfront technology and access fees. Upon the adoption of ASC Topic 606, deferred revenue decreased by $1.96 million and was recorded as part of the cumulative adjustment to the accumulated deficit. The decrease in deferred revenue related primarily to the identification of the licenses as “right of use” licenses under the current guidance for which control transferred to the customer at the onset of each contract. At June 30, 2018, the Company had deferred revenue of $62 thousand which relates to unsatisfied performance obligations of sample supply due to Pioneer China and PBE and an incremental discount on future product sales due to Pioneer China.

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

During the three months ended June 30, 2018 and 2017, the Company earned $2.3 million and $3.0 million, respectively, and $4.9 million and $5.8 million, respectively, for the six months ended June 30, 2018 and 2017, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $1.3 million at December 31, 2017 related to these agreements, which consisted of product sales that our customers had not resold to end users (sell-through approach). Upon the adoption of ASC Topic 606, deferred revenue decreased by $1.3 million, with a portion associated with the constraint on variable consideration related to service fees/chargebacks, prompt payment discounts, rebates and returns in the amount of $0.6 million being reclassified as a contract liability. The remaining $0.7 million, including the net effect of deferred cost of goods sold, was recorded as part of the cumulative adjustment to the accumulated deficit. With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our customers.

At June 30, 2018, under the Avenova product distribution arrangements, the Company has a contract liability balance of $1.6 million. The contract liability is included in accounts payable and accrued liabilities in the balance sheet (see Note 7).

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

The Company still has a lease commitment for the laboratory facilities and office space at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (“EmeryStation”) under an operating lease which will expire on October 31, 2020. On July 11, 2016, the Company entered into a Sublease Agreement to sublease all 16,465 rentable square feet of real property at EmeryStation (the “Sublease Agreement”). The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, as amended (while the expiration date of the Company’s master lease for the EmeryStation premises is October 31, 2020), unless earlier terminated pursuant to the Company terminating its master lease for EmeryStation or the Sublease Agreement.

Rent expense, net for the above two facility leases was approximately $96 thousand and $97 thousand net for the three months ended June 30, 2018 and 2017, respectively, and $193 thousand and $196 thousand, net for the six months ended June 30, 2018 and 2017, respectively.

The Company’s monthly rent payments fluctuate under the various leases and sublease agreements. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Vehicle Fleet Leases

During the six months ended June 30, 2018, the Company leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle. As of June 30, 2018, the aggregate monthly lease payment for all 54 vehicles is $14 thousand, including a management fee of $15 per vehicle. In addition, the Company made an initial payment of $3 thousand per vehicle, which it is amortizing over the 36-month lease period.

Lease expense, net, for the vehicle fleet was approximately $31 thousand and $39 thousand for the three months ended June 30, 2018 and 2017, respectively, and $62 thousand and $56 thousand for the six months ended June 30, 2018 and 2017, respectively.

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2018.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2018.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of June 30, 2018, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the July 2011 Warrants as of June 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	June 30, 2018	December 31, 2017
Expected price volatility	66.00%	91.00%
Expected term (in years)	1.68	2.18
Risk-free interest rate	2.46%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.42	$2.72

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

The key assumptions used to value the Short-Term Warrants as of June 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	June 30, 2018	December 31, 2017
Expected price volatility	66.00%	91.00%
Expected term (in years)	1.68	2.18
Risk-free interest rate	2.46%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.13	$2.42

The key assumptions used to value the Long-Term Warrants as of June 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	June 30, 2018	December 31, 2017
Expected price volatility	66.00%	91.00%
Expected term (in years)	1.68	2.18
Risk-free interest rate	2.46%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.42	$2.72

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

The key assumptions used to value the October 2015 warrants as of June 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	June 30, 2018	December 31, 2017
Expected price volatility	73.00%	90.00%
Expected term (in years)	2.33	2.83
Risk-free interest rate	2.56%	1.96%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.58	$2.86

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

During the fourth quarter of 2016, a total of 363,523 warrants to purchase 363,523 shares of common stock were exercised related to the October 2015, November 2015 and December 2015 warrants resulting in gross proceeds of $0.9 million. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.5 million, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $0.5 million fair value was subsequently transferred to equity as of the date of exercise.

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

The details of the outstanding warrant liability as of June 30, 2018, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$70
Long-Term Warrants	96	136
Short-Term Warrants	115	130
October 2015 Warrants	284	449
	544	$785

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

After approval by the Company’s stockholders, the Company decreased the number of authorized shares from 240 million to 50 million effective June 4, 2018.

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of June 30, 2018 and December 31, 2017, there were no shares of Company preferred stock outstanding.

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

Stock Warrants

In February 2016, the strike prices of the July 2011, March 2015 Short-Term Warrants and Long-Term Warrants, and October 2015 warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

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

The details of all outstanding warrants as of June 30, 2018, were as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2017	544	$1.81
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	—	—
Warrants outstanding June 30, 2018	544	$1.81

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board of Directors. The new 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. Accordingly, in January 2018, the Company filed a registration statement to add 615,392 shares to the 2017 Plan’s shares authorized for awards, per the 2017 Plan’s evergreen provision. As of June 30, 2018, there were 1,383,470 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2018, and activity during the six-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,960	$5.16	8.6	$2,586
Options granted	814	$2.21
Restricted stock units granted	12	$—
Options exercised	(4)	$2.35
Restricted stock units vested	-	$—
Options forfeited/cancelled	(593)	$5.18
Restricted stock units cancelled	-	$—
Outstanding at June 30, 2018	3,189	$4.39	8.6	$412

Vested and expected to vest at June 30, 2018	2,829	$4.62	8.6	$362

Vested at June 30, 2018	1,524	$6.42	7.7	$—

Exercisable at June 30, 2018	1,524	$6.42	7.7	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as reported on the NYSE American as of June 30, 2018. There were no stock option awards exercised for the three months ended June 30, 2018. There were 4 thousand stock option awards exercised during the six months ended June 30, 2018 for which the Company received cash payments of $11 thousand. The aggregate intrinsic value of stock option awards exercised was $1 thousand for the six months ended June 30, 2018. There were no stock options exercised during the three and six months ended June 30, 2017. Accordingly, the Company received no cash payments for the exercise of stock options during the three and six months ended June 30, 2017.

As of June 30, 2018, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $2.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 3.17 years.

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

During the six months ended June 30, 2018 and 2017, the Company granted options to purchase an aggregate of 809 thousand and 1,292 thousand shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2018	2017
Expected price volatility	88.86%	87.72%
Expected term (in years)	5.97	6.90
Risk-free interest rate	2.71%	2.11%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.64	$2.25

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

Additionally, during the six months ended June 30, 2018, the Company issued 12 thousand shares of restricted stock to employees. During the six months ended June 30, 2017, the Company did not grant restricted stock to employees.

For the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $148 thousand and $442 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $327 thousand and $1,600 thousand, respectively, for stock-based awards to employees and directors.

In March 2018, the Company modified stock options held by Mr. Liu, who resigned as a director of the Company, effective March 21, 2018. The option exercise period for Mr. Liu was extended from three months to three years, calculated from his date of resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $26 thousand.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2018 and 2017, the Company granted options to purchase an aggregate of 5 thousand and 85 thousand shares of common stock, respectively, to non-employees in exchange for advisory and consulting services.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Six Months Ended June 30,
Assumption	2018	2017
Expected price volatility	84.83%	87.42%
Expected term (in years)	10.0	10.00
Risk-free interest rate	2.81%	2.27%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.86	$2.38

The Company granted 31 thousand shares of fully vested registered stock to non-employee Dr. Ron Najafi in the six months ended June 30, 2017, as part of his settlement agreement, as described below.

For the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $6 thousand and $53 thousand, respectively, related to non-employee consultant stock and option grants. For the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $13 thousand and $89 thousand, respectively, related to non-employee consultant stock and option grants.

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

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Research and development	$12	$28	$19	$49
Sales and Marketing	45	57	79	94
General and administrative	97	411	242	1,546
Total stock-based compensation expense	$154	$496	$340	$1,689

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the six months ended June 30, 2018.

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

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of zero and $9 thousand for the three months ended June 30, 2018 and 2017, respectively, and $13 thousand and $15 thousand for the six months ended June 30, 2018 and 2017, respectively. There were no related party accounts receivable as of June 30, 2018 and December 31, 2017. See Note 8, “Adoption of ASC Topic 606, “Revenue from contracts with customers”, for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company recognized no related party commission fees for the three months ended June 30, 2018 and 2017, and recognized $359 thousand and zero for the six months ended June 30, 2018 and 2017, respectively. These fees were paid to China Kington representing the commission on its sale of the Company’s common stock. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At June 30, 2018 and December 31, 2017, management had reserved $11 thousand and $13 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2018 and December 31, 2017, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $138 thousand and $140 thousand, respectively.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under these agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

We have optional additional items in our contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s or our discretion are generally considered options. We assess if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations.

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

For product supply under our distribution arrangements, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because we do not have sufficient historical data to compute our own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. We update the return rate assumption quarterly and apply it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the customer. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved after one month from when control is transferred.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2017	$(530)	$(31)	$818	$-	$257
Effect of ASC Topic 606 Adoption	(27)	35	(573)	(42)	(607)
Current provision related to sales made during current period	(1,222)	(194)	(4,796)	(304)	(6,516)
Payments	1,278	156	4,733	66	6,233
Balance at June 30, 2018	$(501)	$(34)	$182	$(280)	$(633)

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, and achievement is in our control (such as a regulatory submission by us), the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,		Dollar	Percent
	2018	2017	Change	Change
	(in thousands)
Statement of Operations
Sales:
Product revenue, net	$2,794	$4,094	$(1,300)	(32)%
Other revenue	-	28	(28)	(100)%
Total sales, net	2,794	4,122	(1,328)	(32)%

Product cost of goods sold	479	698	(219)	(31)%
Gross profit	2,315	3,424	(1,109)	(32)%

Research and development	61	70	(9)	(13)%
Sales and marketing	2,977	3,376	(399)	(12)%
General and administrative	1,360	1,735	(375)	(22)%
Total operating expenses	4,398	5,181	(783)	(15)%
Operating Loss	(2,083)	(1,757)	(326)	19%

Non-cash gain on changes in fair value of warrant liability	490	15	475	3,167%
Other income, net	5	4	1	25%

Loss before provision for income taxes	(1,588)	(1,738)	150	(9)%
Provision for income tax	(1)	-	(1)	-%
Net loss and comprehensive loss	$(1,589)	$(1,738)	$149	(9)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.3 million, or 32%, to $2.8 million for the three months ended June 30, 2018 from $4.1 million for the three months ended June 30, 2017. The decrease in product revenue, net, is primarily the result of a 31% decrease in the number of Avenova units sold as well as a decrease in the net selling price of Avenova products.

Other revenue decreased by $28 thousand for the three months ended June 30, 2018, to $0 thousand from $28 thousand for the three months ended June 30, 2017.

Product cost of goods sold decreased by $0.2 million, or 31%, to $0.5 million for the three months ended June 30, 2018, from $0.7 million for the three months ended June 30, 2017. The decrease in product cost of goods sold was primarily the result of a decrease in product revenue, along with product mix.

Gross profit decreased by $1.1 million, or 32%, to $2.3 million for the three months ended June 30, 2018 from $3.4 million for the three months ended June 30, 2017. The decrease in gross profit was primarily the result of decreased product revenue, net.

Research and Development

Research and development expenses remained relatively consistent, with a decrease of $9 thousand, or 13%, to $61 thousand for the three months ended June 30, 2018, down from $70 thousand for the three months ended June 30, 2017.

Sales and marketing

Sales and marketing expenses decreased by $0.4 million, or 12%, to $3.0 million for the three months ended June 30, 2018, down from $3.4 million for the three months ended June 30, 2017. The decrease was primarily due to the decrease in sales headcount and employee related costs, along with a decrease in marketing expenses.

General and administrative

General and administrative expenses decreased by $0.3 million or 22%, to $1.4 million for the three months ended June 30, 2018, down from $1.7 million for the three months ended June 30, 2017. The decrease is primarily a result of lower stock-based compensation and other employee related costs, along with a decrease in professional services and consulting fees.

Non-cash gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $490 thousand for the three months ended June 30, 2018, compared to a gain of $15 thousand for the three months ended June 30, 2017.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liabilities. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. During the three months ended June 30, 2018, the Company incurred a non-cash gain resulting from the reduction in the price of the Company’s common stock price during that period. During the three months ended June 30, 2017, the Company incurred a non-cash gain resulting from a decrease in the price of the Company’s common stock during that period.

Other income, net

Other income, net, increased by $1 thousand for the three months ended June 30, 2018, to $5 thousand compared to $4 thousand for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,		Dollar	Percent
	2018	2017	Change	Change
	(in thousands)
Statement of Operations:
Sales:
Product revenue, net	$5,728	$7,788	$(2,060)	(26)%
Other revenue	13	35	(22)	(63)%
Total net sales	5,741	7,823	(2,082)	(27)%

Product cost of goods sold	730	1,286	(556)	(43)%
Gross profit	5,011	6,537	(1,526)	(23)%

Research and development	107	132	(25)	(19	) %
Sales and marketing	6,373	7,116	(743)	(10	) %
General and administrative	2,982	4,823	(1,841)	(38	) %
Total operating expenses	9,462	12,071	(2,609)	(22	) %
Operating Loss	(4,451)	(5,534)	1,083	(20	) %

Non-cash gain (loss) on changes in fair value of warrant liability	704	(220)	924	(420)%
Other income, net	9	6	3	50%

Loss before provision for income taxes	(3,738)	(5,748)	2,010	(35)%
Provision for income tax	(1)	(1)	-	-%
Net loss and comprehensive loss	$(3,739)	$(5,749)	$2,010	(35)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $2.1 million, or 26%, to $5.7 million from $7.8 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease in product revenue, net, is primarily the result of a 28% decrease in the number of Avenova units sold as well as a decrease in the net selling price of Avenova products.

Other revenue decreased by $22 thousand, or 63%, to $13 thousand from $35 thousand for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to lower non-Avenova sales.

Product cost of goods sold decreased by $0.6 million, or 43%, to $0.7 million for the six months ended June 30, 2018, from $1.3 million for the six months ended June 30, 2017. The decrease in product cost of goods sold was primarily the result of a decrease in product revenue, along with product mix.

Gross profit decreased by $1.5 million, or 23%, to $5.0 million for the six months ended June 30, 2018 from $6.5 million for the six months ended June 30, 2017. The decrease in gross profit was primarily the result of decreased product revenue, net.

Research and Development

Research and development expenses decreased by $25 thousand, or 19%, to $107 thousand for the six months ended June 30, 2018, down from $132 thousand for the six months ended June 30, 2017.

Sales and marketing

Sales and marketing expenses decreased by $0.7 million, or 10%, to $6.4 million for the six months ended June 30, 2018, down from $7.1 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease in sales representative headcount, along with a decrease in consultants and marketing programs. This was partly off-set by an increase in sampling.

General and administrative

General and administrative expenses decreased by $1.8 million, or 38%, to $3.0 million for the six months ended June 30, 2018, down from $4.8 million for the six months ended June 30, 2017. The decrease is primarily a result of lower stock-based compensation and other employee related costs, along with a decrease in professional services and consulting fees.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a gain of $0.7 million for the six months ended June 30, 2018, compared to a loss of $0.2 million for the six months ended June 30, 2017.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The Company incurred a non-cash gain in the six months ended June 30, 2018 related to a change in the fair value of warrant liability that was caused by a decrease in the price of the Company’s common stock. During the six months ended June 30, 2017, non-cash loss on changes in fair value of warrant liability was caused by a reduction in the exercise price of warrants issued in July 2011, March 2015 and October 2015 pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above the warrants’ exercise prices.

Other income, net

Other income, net, increased to $9 thousand for the six months ended June 30, 2018, as compared to $6 thousand for the six months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, our cash and cash equivalents were $6.8 million, compared to $3.2 million as of December 31, 2017. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $2.0 million compared to $3.6 million for the six months ended June 30, 2017. The decrease was primarily due to the decrease of net loss by $2.0 million, favorable changes in working capital of $1.9 million and gain on change of the warrant liability fair value by $0.9 million.

Net Cash Used In Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities for the purchase of property and equipment was $5 thousand, compared to $155 thousand for the six months ended June 30, 2017.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2018, which was mainly attributable to the net proceeds from issuance of common stock related to the share purchase agreement with OP Financial Investments Limited. Net cash used in financing activities was $10 thousand for the six months ended June 30, 2017, with $48 attributable to the settlement of restricted stock for tax withholding, offset by $38 in exercise of warrants.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of June 30, 2018 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility leases	$3,198	$1,099	$1,804	$295	$—
Vehicle leases	259	163	96	—	—
	$3,457	$1,262	$1,900	$295	$—

Our commitments as of June 30, 2018 consist of two operating facility leases: the Lease and the lease for Emery Station, and 54 operating vehicle leases.

The total commitment for the Lease as of June 30, 2018 was $1.6 million due over the lease term, compared to $1.8 million as of December 31, 2017.

The total commitment of the Emery Station lease as of June 30, 2018 was $1.6 million due over such lease term, compared to $2.0 million as of December 31, 2017. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $619 thousand, $763 thousand, and $192 thousand, in the years ending June 30, 2019, 2020 and 2021, respectively, under the Sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of June 30, 2018 was $259 thousand due over the lease terms, compared to $340 thousand as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders China Pioneer, Pioneer Hong Kong as a wholly-owned subsidiary of China Pioneer and the recipient of all of the previous holdings of Pioneer Pharma (Singapore) Pte. Ltd. pursuant to an internal corporate reorganization of China Pioneer, Mr. Jian Ping Fu and OP Financial Investments Limited. As of June 30, 2018, each of China Pioneer, Mr. Fu and OP Financial Investments Limited own approximately 31%, 23% and 10% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

After the OP Private Placement, China Pioneer beneficially owned approximately 31% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, facilitated by China Kington in January 2016, two (2) of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Subsequently, Mr. Henry Liu was replaced by Mr. Yanbin “Lawrence” Liu in connection with the closing of the OP Private Placement. Mr. Jian Ping Fu beneficially owns approximately 23% of our common stock, and OP Financial Investments Limited owns approximately 10%. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016 and one purchase of Company securities by OP Financial Investments Limited in 2018.

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

In addition, were China Pioneer, Pioneer Hong Kong, Mr. Fu and/or OP Financial Investments Limited to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong, Mr. Fu and/or OP Financial Investments Limited could ensure that six (6) of our eight (8) directors are either nominees of China Pioneer, Pioneer Hong Kong or China Kington after our 2019 annual meeting of stockholders. In the interim, China Pioneer, Pioneer Hong Kong, China Kington, Mr. Fu and/or OP Financial Investments Limited could exert significant indirect influence on us and our management.

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

The sale of Avenova will be subject to, among other things, regulatory and commercial and market uncertainties that may be outside of our control. Products that are approved or cleared for marketing by the FDA may be materially adversely impacted by the emergence of new industry standards and practices or regulations that could render Avenova as well as our other cleared products less competitive or obsolete. We cannot guarantee that Avenova, our other cleared products, or products that may be approved or cleared for marketing in the future will not be materially adversely impacted by a change in industry standards or regulations. If changes to Avenova or our other cleared products that may market and sell in the future cause a delay in continued commercialization or if we cannot make a change to satisfy the industry standards and practices or regulations, we may not be able to meet market demand which may have a materially adverse effect on our business, financial condition, results of operations, and prospects.

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

There is significant risk that the FDA or other federal or state law enforcement authorities may determine that the nature and scope of our sales and marketing activities constitutes the promotion of our products for non-FDA-approved uses in violation of applicable law and as the sale of unapproved drugs, which is prohibited under applicable law. We face the risk that the FDA may take enforcement action against us for the way that we promote and sell our products. We also face the risk that the FDA or other regulatory authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The efforts of our officers and other key employees are critical to us as we continue to focus on the commercialization of our Avenova product. The loss of any of our senior management team members could disrupt our business, affect key partnerships and impair our future revenue and profitability. In particular, our Chief Executive Officer, Mark M. Sieczkarek, is critical to our successful commercialization of Avenova. Mr. Sieczkarek’s executive employment agreement expired on June 1, 2018; if we are unable to extend our agreement with Mr. Sieczkarek, no assurance can be given that we will be able to timely locate a replacement or that such replacement will be as effective in our growth as Mr. Sieczkarek has been.

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

If any of these actions were to occur, it could harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, if any of our key component suppliers are not in compliance with all applicable regulatory requirements we may be unable to produce our products on a timely basis and in the required quantities, if at all.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.5	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.6	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.7	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.8	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	10-K	001-33678	10.7	3/23/2017
10.7+	Separation Agreement (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	11/19/2015
10.8+	Amendment to Separation Agreement, dated December 15, 2016 (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	12/19/2016
10.9+	Mutual & General Release, dated February 29, 2016 (by and between the Company and Roy Wu)	8-K	001-33678	10.1	3/01/2016

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.10+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek expired June 1, 2017)	8-K	001-33678	10.1	5/27/2016
10.11+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek) expired June 1, 2018	8-K	001-33678	10.1	6/06/2017
10.12+	Executive Employment Agreement (Employment Agreement of John J. McGovern)	8-K	001-33678	10.1	7/10/2017
10.13+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.14+	Executive Employment Agreement (Employment Agreement of Justin M. Hall expired December 31, 2017)	8-K	001-33678	10.3	1/05/2016
10.15+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.16+	Executive Employment Agreement (Employment Agreement of Thomas J. Paulson) ended December 31, 2017	8-K	001-33678	10.2	1/05/2016
10.17	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North	S-1, as amended	333-140714	10.10	3/30/2007
10.18	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.20	3/14/2008
10.19	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.20	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-Q	001-33678	10.2	8/09/2012
10.21	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), Emerystation North Project	10-K	001-33678	10.19	3/04/2016

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.22	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.23	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.24†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.25†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.26†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.27†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.28	Securities Purchase Agreement (between the Company and Jian Ping Fu)	8-K	001-33678	10.1	2/17/2016
10.29	Securities Purchase Agreement (between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	8-K	001-33678	10.2	2/17/2016
10.30	Securities Purchase Agreement (between the Company and Mark M. Sieczkarek)	8-K	001-33678	10.3	2/17/2016
10.31	Securities Purchase Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	10.1	4/05/2016
10.32	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.33	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.34	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.35	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: August 7, 2018	NOVABAY PHARMACEUTICALS, INC.

/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2018	/s/ John J. McGovern
John J. McGovern
Chief Financial Officer (principal financial officer)