Form 10-Q
period 2018-09-30
NovaBay Pharmaceuticals, Inc.
filed 2018-11-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§231.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 9, 2018, there were 17,089,304 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: September 30, 2018 (unaudited) and December 31, 2017	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and nine months ended September 30, 2018 and 2017	2

	3.	Consolidated Statements of Cash Flows (unaudited): Nine months ended September 30, 2018 and 2017	3

	4.	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.		Controls and Procedures	36

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	36

Item 6.		Exhibits	50

SIGNATURES			54

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$5,207	$3,199
Accounts receivable, net of allowance for doubtful accounts ($9 and $13 at September 30, 2018 and December 31, 2017, respectively)	2,612	3,629
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $124 and $140 at September 30, 2018 and December 31, 2017, respectively	390	504
Prepaid expenses and other current assets	1,319	1,663
Total current assets	9,528	8,995
Property and equipment, net	271	471
Other assets	566	613
TOTAL ASSETS	$10,365	$10,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$564	$466
Accrued liabilities	2,751	1,672
Deferred revenue	62	2,841
Total current liabilities	3,377	4,979
Deferred revenues - non-current	-	534
Deferred rent	213	286
Warrant liability	518	1,489
Other liabilities	198	197
Total liabilities	4,306	7,485

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 50,000 and 240,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 17,089 and 15,385 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	171	154
Additional paid-in capital	119,601	113,514
Accumulated deficit	(113,713)	(111,074)
Total stockholders' equity	6,059	2,594
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,365	$10,079

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales:
Product revenue, net	$3,142	$4,080	$8,870	$11,868
Other revenue, net	-	11	13	46
Total net sales	3,142	4,091	8,883	11,914

Product cost of goods sold	332	521	1,062	1,807
Gross profit	2,810	3,570	7,821	10,107

Research and development	45	132	152	264
Sales and marketing	3,230	3,296	9,603	10,412
General and administrative	1,344	2,311	4,326	7,134
Total operating expenses	4,619	5,739	14,081	17,810
Operating loss	(1,809)	(2,169)	(6,260)	(7,703)

Non-cash gain (loss) on changes in fair value of warrant liability	267	(281)	971	(501)
Other income (expense), net	4	3	13	9

Loss before provision for income taxes	(1,538)	(2,447)	(5,276)	(8,195)
Provision for income tax	-	-	(1)	(1)
Net loss and comprehensive loss	$(1,538)	$(2,447)	$(5,277)	$(8,196)

Net loss per share attributable to common stockholders, basic	$(0.09)	$(0.16)	$(0.31)	$(0.54)
Net loss per share attributable to common stockholders, diluted	$(0.11)	$(0.16)	$(0.37)	$(0.54)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock
Basic	17,089	15,324	16,864	15,306
Diluted	17,148	15,324	17,056	15,306

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017

Operating activities:
Net loss	$(5,277)	$(8,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	54
Loss on disposal of property and equipment	1	-
Stock-based compensation expense for options and stock issued to employees and directors	413	2,135
Stock-based compensation expense for options and stock issued to non-employees	18	250
Stock option modification expense	77	243
Non-cash (gain) loss on change in fair value of warrant liability	(971)	501
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts receivable	1,546	(109)
Decrease in Inventory	89	273
Decrease in Prepaid expenses and other assets	379	943
Decrease (Increase) in Other assets long-term	48	(86)
(Decrease) Increase in Accounts payable and accrued liabilities	(56)	602
(Decrease) Increase in Deferred rent	(48)	40
(Decrease) Increase in Deferred revenue	(13)	6
Net cash used in operating activities	(3,575)	(3,344)

Investing activities:
Purchases of property and equipment	(13)	(228)
Net cash used in investing activities	(13)	(228)

Financing activities:
Proceeds from common stock issuances, net	5,585	-
Proceeds from exercise of options, net	11	129
Proceeds from stock options & restricted stock units (“RSUs”) for taxes	1	17
Settlement of restricted stock for tax withholding	-	(48)
Exercise of warrants, net	-	38
Net cash provided by financing activities	5,597	136
Net increase (decrease) in cash and cash equivalents and restricted cash	2,009	(3,436)
Cash, cash equivalents and restricted cash, beginning of period	3,673	9,986
Cash, cash equivalents and restricted cash, end of period	$5,682	$6,550

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash information
Cumulative effect of adoption of new accounting standard	$2,638	$-
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$-	$1
Fixed asset purchases, included in accounts payable and accrued liabilities	$7	$(52)
Severance paid in RSUs to non-employees	$-	$69
Equity transferred to warrant liability	$-	$58
Proceeds from stock options and restricted stock for taxes, in accounts payable and accrued liabilities	$1	$17

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

Liquidity

Based primarily on the funds available at September 30, 2018, the Company believes these resources will be sufficient to fund its operations into July 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2018, and December 31, 2017, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Beginning fiscal 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its consolidated statements of cash flows to include restricted cash of $474 thousand in beginning and ending cash, cash equivalents, and restricted cash for the period ended December 31, 2017, and $475 thousand in the beginning and ending cash, cash equivalents, and restricted cash balances for the period ended September 30, 2018. Net cash flows for the nine months ended September 30, 2018 and 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the same reported in the consolidated statement of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$5,207	$3,199
Restricted cash included in Other assets	475	474
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$5,682	$3,673

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

During the nine months ended September 30, 2018 and 2017, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore and to three major distribution partners.

During the nine months ended September 30, 2018 and 2017, revenues from our major distribution partners greater than 10% were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Major distribution or collaboration partner	2018	2017	2018	2017
Distributor A	25%	25%	22%	24%
Distributor B	25%	24%	25%	24%
Distributor C	24%	23%	25%	21%

As of September 30, 2018 and December 31, 2017, accounts receivable from our major distribution or collaboration partners greater than 10% were as follows:

Major distribution or collaboration partner	September 30, 2018	December 31, 2017
Distributor A	20%	25%
Distributor B	28%	23%
Distributor C	36%	22%
Collaborator D	*	20%

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of September 30, 2018 and December 31, 2017, management reserved $9 thousand and $13 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At September 30, 2018 and December 31, 2017, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $124 thousand and $140 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets. There were no impairment charges during the nine months ended September 30, 2018 and September 30, 2017. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

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

For product supply under the Company’s distribution arrangements, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company does not have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the customer. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur and achievement is in the control of the Company (such as a regulatory submission by the Company), the value of the associated milestone is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

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

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted loss per share (“EPS”).

Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method and using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods since their effect would be anti-dilutive.

During the three and nine months ended September 30, 2018, the basic EPS was a net loss of $0.09 and $0.31, respectively, per share and the diluted EPS was a net loss of $0.11 and $0.37, respectively, per share due to the gain on changes in fair value of warrant liability. During the three and nine months ended September 30, 2017, there was no difference between basic and diluted EPS due to the Company’s net losses.

The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(1,538)	$(2,447)	$(5,277)	$(8,196)
Less gain on changes in fair value of warrant liability	(267)	-	(971)	-
Net loss, diluted	$(1,805)	$(2,447)	$(6,248)	$(8,196)

Denominator
Weighted average shares outstanding, basic	17,089	15,324	16,864	15,306
Net loss per share, basic	$(0.09)	$(0.16)	$(0.31)	$(0.54)

Weighted average shares outstanding, basic	17,089	15,324	16,864	15,306
Effect of dilutive warrants	59	-	192	-
Weighted average shares outstanding, diluted	17,148	15,324	17,056	15,306
Net loss per share, diluted	$(0.11)	$(0.16)	$(0.37)	$(0.54)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of September 30,
(in thousands)	2018	2017
Period end stock options to purchase common stock	3,180	2,893
Period end common stock warrants	-	544
	3,180	3,437

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). In 2015 and 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively, these are referred to as Topic 606, which replaces all legacy U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying Topic 606, companies need to use more judgment and make more estimates than under the legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each distinct performance obligation, the level of effort required to satisfy performance obligations, and the period over which we expect to complete our performance obligations under the arrangement. As a result, the timing of recognition of revenue has more variability under the new revenue standard due to significant estimates involved in the new accounting. Topic 606, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. In addition, the Company has accounted for all contract modifications retrospectively for contracts in transition at the date of adoption by electing the contract modification practical expedient. Contract consideration has not been adjusted for the effects of a significant financing component if the time between the transfer of the good or service and payment timing is one year or less. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. See Note 8 for further information.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU 2017-11 to its consolidated financial statements.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

		Fair Value Measurements Using
(in thousands)	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$102	$102	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$577	$577	$—	$—

Liabilities
Warrant liability	$518	$—	$—	$518
Total liabilities	$518	$—	$—	$518

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$101	$101	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	150	150	—	—
Total assets	$575	$575	$—	$—

Liabilities
Warrant liability	$1,489	$—	$—	$1,489
Total liabilities	$1,489	$—	$—	$1,489

As a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain of $267 thousand for the three-month period ended September 30, 2018 on a decrease in the fair value of the warrants. See Note 10 for further discussion of the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrant liability at December 31, 2017	$1,489
Decrease in fair value at March 31, 2018	(214)
Fair value of warrant liability at March 31, 2018	1,275
Decrease in fair value at June 30, 2018	(490)
Fair value of warrant liability at June 30, 2018	785
Decrease in fair value at September 30, 2018	(267)
Fair value of warrant liability at September 30, 2018	$518

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Prepaid employees’ benefits	$6	$112
Prepaid sales rebate	644	923
Prepaid rent	-	123
Rent receivable	137	86
Retainers	116	-
Prepaid insurance	57	27
Prepaid fleet leasing costs	61	61
Prepaid dues and subscriptions	64	117
Other	234	214
Total prepaid expenses and other current assets	$1,319	$1,663

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials and supplies	$205	$298
Finished goods	309	346
Less allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments	(124)	(140)
Total inventory, net	$390	$504

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Office and laboratory equipment	$24	$24
Furniture and fixtures	157	157
Computer equipment and software	370	354
Production equipment	105	105
Leasehold improvements	77	74
Total property and equipment, at cost	733	714
Less: accumulated depreciation and amortization	(462)	(243)
Total property and equipment, net	$271	$471

Depreciation and amortization expense was $92 thousand and $18 thousand for the three months ended September 30, 2018 and 2017, respectively, and $219 thousand and $54 thousand for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Employee payroll and benefits	$759	$761
Severance/retirement pay	90	347
Inventory	63	-
Distributor fees and discounts	-	185
Sales rebates	-	106
Avenova contract liabilities (see Note 8)	1,599	-
Deferred rent	93	69
Other	147	204
Total accrued liabilities	$2,751	$1,672

NOTE 8. ADOPTION OF TOPIC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. In addition, the Company has accounted for all contract modifications retrospectively for contracts in transition at the date of adoption by electing the contract modification practical expedient. Contract consideration has not been adjusted for the effects of a significant financing component if the time between the transfer of the good or service and payment timing is one year or less. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.

Transactions under the Company’s major distribution agreements, which under prior guidance, were recognized upon shipment from its distributors to the final customers, are now recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. As a result, the Company now records contract liabilities for the invoiced amounts that are estimated to be subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. The constraint on variable consideration for product returns is a new estimation resulting from the earlier recognition under the new guidance. Based on this change, the entire deferred revenue and deferred cost of goods sold balances related to its distribution agreements were allocated to either contract liabilities and other liabilities associated with invoicing in periods prior to adoption or included in the cumulative adjustment to retained earnings upon adoption.

Milestone payments, which under the prior milestone recognition methodology were not recognized until they were substantively achieved, are included in the estimated transaction price when they are considered probable of being achieved. This may result in earlier recognition of revenue for the portion of milestone payments deemed probable which are allocated to performance obligations that are satisfied before the milestones are achieved. For license and collaboration revenue for which contract deliverables were previously accounted for as a combined unit of accounting because products or services were not separable, the Company has identified that under the new guidance the separate performance obligations are capable of being distinct. As a result, the transaction price under these arrangements, including upfront fees and milestone payments, are allocated differently to each performance obligation and may be recognized at earlier points in time or with a different pattern of performance over time.

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

As a result of adopting Topic 606 using the modified retrospective approach, the following table shows the financial statement line items for the nine months ended September 30, 2018, as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data): [

	As Reported Under Topic 606	Effect of Change	As Revised Under Topic 605

Consolidated Balance Sheet:
Accounts receivable	$2,612	$(371)	$2,241
Inventory	$390	$28	$418
Accrued liabilities	$2,751	$(1,375)	$1,376
Deferred revenue	$62	$2,623	$2,685
Deferred revenue, non-current	$-	$579	$579
Accumulated deficit	$(113,713)	$(2,170)	$(115,883)

Total net sales	$8,883	$465	$9,348
Cost of product sales	$1,062	$(3)	$1,059
Loss from operations	$(6,260)	$468	$(5,792)
Net loss	$(5,277)	$468	$(4,809)
Basic net loss per share	$(0.31)	$0.02	$(0.29)
Diluted net loss per share	$(0.37)	$0.03	$(0.34)

Consolidated Statement of Cash Flows:
Net loss	$(5,277)	$468	$(4,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	$1,546	$(159)	$1,387
Inventory	$89	$(3)	$86
Accounts payable and accrued liabilities	$(56)	$(240)	$(296)
Deferred revenue	$(13)	$(67)	$(80)

At September 30, 2018, approximately $62 thousand of transaction prices were allocated to unsatisfied performance obligations that the Company expects to be recognized during 2018.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 2 above.

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$75	$-	$(13)	$62
Contract Liabilities: Accrued Liabilities	$1,458	$9,907	$(9,696)	$1,669
Total	$1,533	$9,907	$(9,709)	$1,731

During the nine months ended September 30, 2018, the Company recognized the following revenue (in thousands):

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,432
New activities in the period:
Performance obligations satisfied	$7,451
Total revenue	$8,883

License Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer, a Shanghai-based company that markets high-end pharmaceutical products into China and an affiliate of Pioneer Pharma (Singapore) Pte. Ltd. (“Pioneer Singapore”), for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013 related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (“CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

In September 2012, the Company entered into two agreements with China Pioneer: (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

Pursuant to the terms of the Distribution Agreement, China Pioneer has the right to distribute NeutroPhase, upon a marketing approval from a Regulatory Authority (as defined in the Distribution Agreement) in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, the Company received an upfront payment, which was recorded as deferred revenue. China Pioneer is also obligated to make certain additional payments to the Company upon receipt of the marketing approval. The Distribution Agreement further provides that China Pioneer is entitled to a cumulative purchase discount not to exceed $500,000 upon the purchase of NeutroPhase products, payable in NovaBay unregistered restricted common stock.

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

Revenue has been recognized under these agreements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Amortization of upfront technology and access fees	$-	$11	$13	$46
Product revenue	-	222	121	583
Total revenue recognized	$-	$233	$134	$629

The Company had a deferred revenue balance of $2.0 million at December 31, 2017 related to these agreements, which consisted of the unamortized balances from upfront technology and access fees. Upon the adoption of Topic 606, deferred revenue decreased by $1.96 million and was recorded as part of the cumulative adjustment to the accumulated deficit. The decrease in deferred revenue related primarily to the identification of the licenses as “right of use” licenses under the current guidance for which control transferred to the customer at the onset of each contract. At September 30, 2018, the Company had deferred revenue of $62 thousand that relates to unsatisfied performance obligations of sample supply due to Pioneer China and PBE and an incremental discount on future product sales due to Pioneer China.

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

During the three months ended September 30, 2018 and 2017, the Company earned $2.8 million and $3.5 million, respectively, and $7.7 million and $9.3 million, respectively, for the nine months ended September 30, 2018 and 2017, in sales revenue for its Avenova product from its distribution agreements.

The Company had a deferred revenue balance of $1.3 million at December 31, 2017 related to these agreements, which consisted of product sales that our customers had not resold to end users (sell-through approach). Upon the adoption of Topic 606, deferred revenue decreased by $1.3 million, with a portion associated with the constraint on variable consideration related to service fees/chargebacks, prompt payment discounts, rebates and returns in the amount of $0.6 million being reclassified as a contract liability. The remaining $0.7 million, including the net effect of deferred cost of goods sold, was recorded as part of the cumulative adjustment to the accumulated deficit. With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our customers.

At September 30, 2018, under the Avenova product distribution arrangements, the Company had a contract liability balance of $1.7 million. The contract liability is included in accounts payable and accrued liabilities in the balance sheet (see Note 7).

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

The Company still has a lease commitment for the laboratory facilities and office space at Suite 550, EmeryStation North Building, 5980 Horton Street, Emeryville, California (“EmeryStation”) under an operating lease that will expire on October 31, 2020. On July 11, 2016, the Company entered into a Sublease Agreement to sublease all 16,465 rentable square feet of real property at EmeryStation (the “Sublease Agreement”). The commencement date under the Sublease Agreement was September 8, 2016. The expiration date of the Sublease Agreement is October 21, 2020, as amended (while the expiration date of the Company’s master lease for the EmeryStation premises is October 31, 2020), unless earlier terminated pursuant to the Company terminating its master lease for EmeryStation or the Sublease Agreement.

Rent expense, net, for the above two facility leases was approximately $96 thousand and $97 thousand, net, for the three months ended September 30, 2018 and 2017, respectively, and $289 thousand and $293 thousand, net, for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s monthly rent payments fluctuate under its various lease and sublease agreements. In accordance with U.S. GAAP, the Company recognizes rent expense on a straight-line basis. The Company records deferred rent and sublease future minimum payments receivable for the difference between the amounts paid and recorded as expense.

Vehicle Fleet Leases

During the nine months ended September 30, 2018, the Company leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle. As of September 30, 2018, the aggregate monthly lease payment for all 54 vehicles is $14 thousand, including a management fee of $15 per vehicle. In addition, the Company made an initial payment of $3 thousand per vehicle, which it is amortizing over the 36-month lease period.

Lease expense, net, for the vehicle fleet was approximately $29 thousand and $28 thousand for the three months ended September 30, 2018 and 2017, respectively, and $91 thousand and $66 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2018.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2018.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of September 30, 2018 that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The key assumptions used to value the July 2011 Warrants as of September 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	September 30, 2018	December 31, 2017
Expected price volatility	66.00%	91.00%
Expected term (in years)	1.43	2.18
Risk-free interest rate	2.69%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.91	$2.72

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

The key assumptions used to value the Short-Term Warrants as of September 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	September 30, 2018	December 31, 2017
Expected price volatility	66.00%	91.00%
Expected term (in years)	1.43	2.18
Risk-free interest rate	2.69%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.69	$2.42

The key assumptions used to value the Long-Term Warrants as of September 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	September 30, 2018	December 31, 2017
Expected price volatility	66.00%	91.00%
Expected term (in years)	1.43	2.18
Risk-free interest rate	2.69%	1.91%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.91	$2.72

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

The key assumptions used to value the October 2015 warrants as of September 30, 2018 and December 31, 2017 were as follows:

	As of
Assumption	September 30, 2018	December 31, 2017
Expected price volatility	66.00%	90.00%
Expected term (in years)	2.08	2.83
Risk-free interest rate	2.82%	1.96%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.08	$2.86

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

The details of the outstanding warrant liability as of September 30, 2018, were as follows:

Shares and dollars in thousands	Shares	Warrant Liability
July 2011 Warrants	49	$45
Long-Term Warrants	96	87
Short-Term Warrants	115	79
October 2015 Warrants	284	307
	544	$518

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

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of September 30, 2018 and December 31, 2017, there were no shares of Company preferred stock outstanding.

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

On April 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale of an aggregate 6,173,299 shares of Common Stock, par value $0.01 per share and warrants (the “April 2016 Warrants”) exercisable for 3,086,651 shares of Common Stock to accredited investors for an aggregate purchase price of $11.8 million (the “Private Placement”). The warrants have a 4-year term and an exercise price of $1.91, callable by the Company if the closing price of the Common Stock, as reported on the NYSE American, is $4.00 or greater for five sequential trading days. The Private Placement closed in two tranches, the first of which closed on May 5, 2016, resulting in proceeds to the Company of $7.8 million (the “Primary Closing”), and the second of which closed on August 1, 2016, resulting in proceeds of $4.0 million to the Company (the “Secondary Closing”). In the Primary Closing, the Company issued 4,079,058 shares of Common Stock and April 2016 Warrants exercisable for 2,039,530 shares of Common Stock. In the Secondary Closing, the Company issued 2,094,241 shares of Common Stock and April 2016 Warrants exercisable for 1,047,121 shares of Common Stock. Both the Primary Closing and the Secondary Closing were subject to the same terms, containing customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers and other obligations of the parties and termination provisions.

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

During the first quarter of 2018, we entered into a share purchase agreement with OP Financial Investments Limited for the sale of an aggregate of 1,700,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $5.984 million (the “OP Private Placement”). The OP Private Placement closed on February 8, 2018. OP Financial Investments Limited is an investment firm based in Hong Kong focused on cross-border investment opportunities and listed on the Hong Kong Stock Exchange. China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $359 thousand. The Company also paid $34 thousand to NYSE American for the listing of the additional shares.

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

The details of all outstanding warrants as of September 30, 2018, were as follows:

(in thousands, except for exercise price)	Warrants	Weighted- Average Exercise Price
Warrants outstanding December 31, 2017	544	$1.81
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	—	—
Warrants outstanding September 30, 2018	544	$1.81

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board of Directors. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. Accordingly, in January 2018, the Company filed a registration statement to add 615,392 shares to the 2017 Plan’s shares authorized for awards, per the 2017 Plan’s evergreen provision. As of September 30, 2018, there were 1,384,152 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. The term of awards will not be longer than ten years, or in the case of ISOs, not longer than five years with respect to holders of more than 10% of the Company’s stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. The Company issues new shares to satisfy option exercises under the 2007 and 2017 plans.

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2018, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,960	$5.16	8.6	$2,586
Options granted	852	$2.21
Restricted stock units granted	12	$—
Options exercised	(4)	$2.35
Restricted stock units vested	-	$—
Options forfeited/cancelled	(630)	$5.41
Restricted stock units cancelled	(10)	$—
Outstanding at September 30, 2018	3,180	$4.32	8.3	$23

Vested and expected to vest at September 30, 2018	2,713	$4.62	8.3	$22

Vested at September 30, 2018	1,596	$6.12	7.6	$—

Exercisable at September 30, 2018	1,596	$6.12	7.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2018 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised for the three months ended September 30, 2018. There were 4 thousand stock option awards exercised during the nine months ended September 30, 2018 for which the Company received cash payments of $11 thousand. There was no intrinsic value for stock option awards exercised for the nine months ended September 30, 2018. There were 51 thousand stock option awards exercised for the three and nine months ended September 30, 2017 for which the Company received cash payments of $129 thousand. The aggregate intrinsic value of stock option awards exercised was $108 thousand for the nine months ended September 30, 2017.

As of September 30, 2018, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $1.8 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 3 years.

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

During the nine months ended September 30, 2018 and 2017, the Company granted options to purchase an aggregate of 819,000 and 1,407,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2018	2017
Expected price volatility	88.86%	87.76%
Expected term (in years)	5.97	6.90
Risk-free interest rate	2.71%	2.11%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.64	$2.30

Expected Price Volatility—This is a measure of the amount by which the common stock price has fluctuated or is expected to fluctuate. The computation of expected volatility is based on the historical volatility of the Company’s common stock and the common stock of comparable companies from a representative peer group selected based on industry and market capitalization data.

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

During the nine months ended September 30, 2018, the Company issued 12 thousand shares of restricted stock to employees. Additionally, during the nine months ended September 30, 2017, the Company did not issue any shares of restricted stock to employees.

For the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $163 thousand and $779 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $490 thousand and $2,379 thousand, respectively, for stock-based awards to employees and directors.

In July 2017, Mr. Paulson announced his retirement from his position as CFO of the Company, to be effective as of December 31, 2017. As part of his employment agreement, the Company modified his stock options, effective upon his retirement. All outstanding stock options held by Mr. Paulson fully vested upon his retirement, and the option exercise period was extended from three months to three years, calculated from the date of his retirement. Options with an expiration date prior to the end of the exercise period will maintain the same expiration date. As this agreement was entered into during the third quarter of 2017 and Mr. Paulson continued providing services to the Company through December 31, 2017, the Company recorded stock-based compensation expense in connection with the stock option modification in both the third and fourth quarters of 2017. In connection with the stock option modification, the Company recognized stock-based compensation expense of $243 thousand during the three months ended September 30, 2017.

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

Stock-Based Awards to Non-Employee Consultants

During the nine months ended September 30, 2018 and 2017, the Company granted options to purchase an aggregate of 32 thousand and 86 thousand shares of common stock, respectively, to non-employee consultants in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Nine Months Ended September 30,
Assumption	2018	2017
Expected price volatility	85.03%	87.41%
Expected term (in years)	10.0	10.00
Risk-free interest rate	2.93%	2.27%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.01	$2.40

The Company did not grant restricted stock to non-employees in the nine months ended September 30, 2018. The Company granted 31 thousand shares of fully vested registered stock to non-employee Dr. Ron Najafi in the nine months ended September 30, 2017, as part of his settlement agreement, as described below. In addition, the Company also granted restricted stock to a non-employee consultant totaling 8 thousand shares of common stock in the nine months ended September 30, 2017, in exchange for advisory and consulting services.

For the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $5 thousand and $161 thousand, respectively, related to non-employee consultant stock and option grants. For the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $18 thousand and $250 thousand, respectively, related to non-employee consultant stock and option grants.

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

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Research and development	$16	$51	$35	$100
Sales and Marketing	40	153	119	247
General and administrative	112	736	354	2,281
Total stock-based compensation expense	$168	$940	$508	$2,628

Since the Company continues to operate at a net loss, it does not expect to realize any current tax benefits related to stock options.

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the nine months ended September 30, 2018.

NOTE 14. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for a description of the Purchase Agreements and the Securities Purchase Agreement in April 2016. The following related parties participated in both transactions: Mr. Sieczkarek, Chairman of the Board, and former President and Chief Executive Officer of the Company; and Pioneer Singapore and Mr. Fu, the Company’s two largest stockholders.

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of zero and $6 thousand for the three months ended September 30, 2018 and 2017, respectively, and $13 thousand and $21 thousand for the nine months ended September 30, 2018 and 2017, respectively. There were no related party accounts receivable as of September 30, 2018 and December 31, 2017. See Note 8, “Adoption of Topic 606, “Revenue from contracts with customers”, for additional information regarding the Company’s distribution agreements with Pioneer, which is an affiliate of Pioneer Singapore, the Company’s largest stockholder.

Related Party Expenses

The Company recognized no related party commission fees for the three months ended September 30, 2018 and 2017, and recognized related party commission fees of $359 thousand and zero for the nine months ended September 30, 2018 and 2017, respectively. These fees were paid to China Kington representing the commission on its sale of the Company’s common stock. See Note 11, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

NOTE 15. SUBSEQUENT EVENTS

On September 28, 2018, Mark M. Sieczkarek was replaced as the President and Chief Executive Officer of the Company upon the appointment of John J. McGovern, the Company’s Chief Financial Officer and Treasurer, to serve as the Company’s Interim President and Chief Executive Officer. Mr. Sieczkarek remains the Chairman of the Company’s Board of Directors. In connection with such change: (i) Mr. McGovern’s base salary was increased from $298,000 to $370,000, effective October 1, 2018; (ii) Mr. McGovern was granted 250,000 non-qualified stock options under the 2017 Plan, effective October 9, 2018; and (iii) the Board of Directors approved cash compensation for a non-employee Chairman of the Board in the amount of $52,000 per annum, in addition to the base cash compensation for a non-employee director in the amount of $30,000 per annum.

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At September 30, 2018 and December 31, 2017, management had reserved $9 thousand and $13 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At September 30, 2018 and December 31, 2017, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $124 thousand and $140 thousand, respectively.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Our performance obligations include:

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2017	$(530)	$(31)	$818	$-	$257
Effect of Topic 606 Adoption	$(27)	$35	$(573)	$(42)	$(607)
Current provision related to sales made during current period	(1,853)	(333)	(7,253)	(468)	(9,907)
Payments	1,860	284	6,925	162	9,231
Balance at September 30, 2018	$(550)	$(45)	$(83)	$(348)	$(1,026)

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

Common Stock Warrant Liabilities

For warrants that are issued or modified and there is a deemed possibility that we may have to settle them in cash, or for warrants we issue or modify that contain an exercise price adjustment feature that reduces the exercise price and increases the number of shares of our common stock eligible for purchase thereunder in the event we subsequently issue equity instruments at a price lower than the exercise price of the warrants, we record the fair value of the issued or modified warrants as a liability at each balance sheet date and record changes in the estimated fair value as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Lattice valuation model, and the change in the fair value is recorded in the consolidated statements of operations and comprehensive gain or loss. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment. For additional information regarding the Company’s outstanding warrants, see Note 10 of the Notes to Consolidated Financial Statements (Warrant Liability).

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30,		Dollar	Percent
	2018	2017	Change	Change
	(in thousands)
Statement of Operations
Sales:
Product revenue, net	$3,142	$4,080	$(938)	(23)%
Other revenue	-	11	(11)	(100)%
Total sales, net	3,142	4,091	(949)	(23)%

Product cost of goods sold	332	521	(189)	(36)%
Gross profit	2,810	3,570	(760)	(21)%

Research and development	45	132	(87)	(66)%
Sales and marketing	3,230	3,296	(66)	(2)%
General and administrative	1,344	2,311	(967)	(42)%
Total operating expenses	4,619	5,739	(1,120)	(20)%
Operating loss	(1,809)	(2,169)	360	(17)%

Non-cash gain (loss) on changes in fair value of warrant liability	267	(281)	548	(195)%
Other income, net	4	3	1	33%

Loss before provision for income taxes	(1,538)	(2,447)	909	(37)%
Provision for income tax	-	-	-	-%
Net loss and comprehensive loss	$(1,538)	$(2,447)	$909	(37)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.0 million, or 23%, to $3.1 million for the three months ended September 30, 2018 from $4.1 million for the three months ended September 30, 2017. The decrease in product revenue, net, is primarily the result of a decrease in the net selling price of Avenova products, along with $0.2 million decrease in non-Avenova product sales.

Other revenue decreased by $11 thousand for the three months ended September 30, 2018, to $0 from $11 thousand for the three months ended September 30, 2017.

Product cost of goods sold decreased by $0.2 million, or 36%, to $0.3 million for the three months ended September 30, 2018, from $0.5 million for the three months ended September 30, 2017. The decrease in product cost of goods sold was primarily the result of a decrease in product revenue, along with product mix.

Gross profit decreased by $0.8 million, or 21%, to $2.8 million for the three months ended September 30, 2018 from $3.6 million for the three months ended September 30, 2017. The decrease in gross profit was primarily the result of decreased product revenue, net.

Research and Development

Research and development expenses decreased by $87 thousand, or 66%, to $45 thousand for the three months ended September 30, 2018, down from $132 thousand for the three months ended September 30, 2017.

Sales and marketing

Sales and marketing expenses decreased by $0.1 million, or 2%, to $3.2 million for the three months ended September 30, 2018, down from $3.3 million for the three months ended September 30, 2017. The decrease is primarily due to the decrease in sales headcount and employee related costs, partly offset by an increase in sampling.

General and administrative

General and administrative expenses decreased by $1.0 million or 42%, to $1.3 million for the three months ended September 30, 2018, down from $2.3 million for the three months ended September 30, 2017. The decrease is primarily a result of lower stock-based compensation, including the CFO retirement package recorded in 2017, and other employee related costs, along with a decrease in professional services and consulting fees.

Non-cash gain (loss) on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $267 thousand for the three months ended September 30, 2018, compared to a loss of $281 thousand for the three months ended September 30, 2017.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liabilities. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. During the three months ended September 30, 2018, the Company incurred a non-cash gain resulting from the reduction in the price of the Company’s common stock price during that period. During the three months ended September 30, 2017, the Company incurred a non-cash loss resulting from an increase in the price of the Company’s common stock during that period.

Other income, net

Other income, net, increased by $1 thousand for the three months ended September 30, 2018, to $4 thousand compared to $3 thousand for the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,		Dollar	Percent
	2018	2017	Change	Change
	(in thousands)
Statement of Operations:
Sales:
Product revenue, net	$8,870	$11,868	$(2,998)	(25)%
Other revenue	13	46	(33)	(72)%
Total net sales	8,883	11,914	(3,031)	(25)%

Product cost of goods sold	1,062	1,807	(745)	(41)%
Gross profit	7,821	10,107	(2,286)	(23)%

Research and development	152	264	(112)	(42	) %
Sales and marketing	9,603	10,412	(809)	(8	) %
General and administrative	4,326	7,134	(2,808)	(39	) %
Total operating expenses	14,081	17,810	(3,729)	(21	) %
Operating loss	(6,260)	(7,703)	1,443	(19	) %

Non-cash gain (loss) on changes in fair value of warrant liability	971	(501)	1,472	(294)%
Other income, net	13	9	4	44%

Loss before provision for income taxes	(5,276)	(8,195)	2,919	(36)%
Provision for income tax	(1)	(1)	-	-%
Net loss and comprehensive loss	$(5,277)	$(8,196)	$2,919	(36)%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $3.0 million, or 25%, to $8.9 million from $11.9 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease in product revenue, net, is primarily the result of a 19% decrease in the number of Avenova units sold as well as a decrease in the net selling price of Avenova products. Also contributing to the decrease is a $0.5 million decrease in non-Avenova product sales.

Other revenue decreased by $33 thousand, or 72%, to $13 thousand from $46 thousand for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to lower non-Avenova sales.

Product cost of goods sold decreased by $0.7 million, or 41%, to $1.1 million for the nine months ended September 30, 2018, from $1.8 million for the nine months ended September 30, 2017. The decrease in product cost of goods sold was primarily the result of a decrease in product revenue, along with product mix.

Gross profit decreased by $2.3 million, or 23%, to $7.8 million for the nine months ended September 30, 2018 from $10.1 million for the nine months ended September 30, 2017. The decrease in gross profit was primarily the result of decreased product revenue, net.

Research and Development

Research and development expenses decreased by $112 thousand, or 42%, to $152 thousand for the nine months ended September 30, 2018, down from $264 thousand for the nine months ended September 30, 2017.

Sales and marketing

Sales and marketing expenses decreased by $0.8 million, or 8%, to $9.6 million for the nine months ended September 30, 2018, down from $10.4 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in sales representative headcount, along with a decrease in consultants and marketing programs. This was partly off-set by an increase in sampling.

General and administrative

General and administrative expenses decreased by $2.8 million, or 39%, to $4.3 million for the nine months ended September 30, 2018, down from $7.1 million for the nine months ended September 30, 2017. The decrease is primarily a result of lower stock-based compensation and other employee related costs along with a decrease in professional services and consulting fees. Also contributing to the decrease were one-time expenses in 2017 that included the CFO retirement package and establishment of a Kozma litigation reserve.

Non-cash gain (loss) on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a gain of $1.0 million for the nine months ended September 30, 2018, compared to a loss of $0.5 million for the nine months ended September 30, 2017.

In October 2015, we issued warrants and modified the terms of warrants originally issued in July 2011 and March 2015, resulting in the creation of warrant liability. For additional information regarding these warrants and their valuation, please see Note 10 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The Company incurred a non-cash gain in the nine months ended September 30, 2018 related to a change in the fair value of warrant liability that was caused by a decrease in the price of the Company’s common stock. During the nine months ended September 30, 2017, non-cash loss on changes in fair value of warrant liability was caused by an increase in the price of the Company’s common stock above the warrants’ exercise prices.

Other income, net

Other income, net, increased to $13 thousand for the nine months ended September 30, 2018, as compared to $9 thousand for the nine months ended September 30, 2017.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, our cash and cash equivalents were $5.2 million, compared to $3.2 million as of December 31, 2017. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the SEC. In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $3.5 million compared to $3.3 million for the nine months ended September 30, 2017. The increase was primarily due to the decrease of net loss by $2.9 million, a decrease in stock-based comp expense of $2.1 million, an increase in depreciation of $0.2 million, favorable changes in working capital of $0.3 million and gain on change of the warrant liability fair value by $1.5 million.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities for the purchase of property and equipment was $13 thousand, compared to $228 thousand for the nine months ended September 30, 2017.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2018, which was mainly attributable to the net proceeds from issuance of common stock related to the OP Private Placement. Net cash provided by financing activities was $136 thousand for the nine months ended September 30, 2017, with $48 thousand attributable to the settlement of restricted stock for tax withholding, offset by $38 thousand in exercise of warrants.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $94.8 million and $78.5 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin expiring at various dates between 2024 and 2037. As of December 31, 2017, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $282 thousand for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of September 30, 2018 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility leases	$2,928	$1,107	$1,636	$185	$—
Vehicle leases	218	163	55	—	—
	$3,146	$1,270	$1,691	$185	$—

Our commitments as of September 30, 2018 consist of two operating facility leases: the Lease and the lease for Emery Station, and 54 operating vehicle leases.

The total commitment for the Lease as of September 30, 2018 was $1.5 million due over the lease term, compared to $1.8 million as of December 31, 2017.

The total commitment of the Emery Station lease as of September 30, 2018 was $1.5 million due over such lease term, compared to $2.0 million as of December 31, 2017. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $685 thousand and $703 thousand in the years ending September 30, 2019 and 2020, respectively, under the Sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of September 30, 2018 was $218 thousand due over the lease terms, compared to $340 thousand as of December 31, 2017.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon that evaluation, our interim Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2017, we received a letter from the NYSE American notifying us that our stockholders’ equity as of March 31, 2017 was below the minimum requirements of Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) (requiring stockholders’ equity of $6.0 million or more if a company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). In order to maintain our listing, we submitted a plan of compliance, addressing how we intended to regain compliance with the Company Guide within 12 months, or by May 16, 2018. On September 14, 2017, we were further notified by the NYSE American that our common stock no longer satisfied the requirements of Company Guide Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if a company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years).

On December 7, 2017, we were notified by the NYSE American that we regained compliance with all of the NYSE American continued listing standards by maintaining a market capitalization in excess of $50 million over the prior two quarters.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders China Pioneer, Pioneer Hong Kong as a wholly-owned subsidiary of China Pioneer and the recipient of all of the previous holdings of Pioneer Pharma (Singapore) Pte. Ltd. pursuant to an internal corporate reorganization of China Pioneer, Mr. Jian Ping Fu and OP Financial Investments Limited. As of September 30, 2018, each of China Pioneer, Mr. Fu and OP Financial Investments Limited own approximately 31%, 23% and 10% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

In addition, were China Pioneer, Pioneer Hong Kong, Mr. Fu and/or OP Financial Investments Limited to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong, Mr. Fu and/or OP Financial Investments Limited could ensure that seven (7) of our eight (8) directors are either nominees of China Pioneer, Pioneer Hong Kong, OP Financial Investments Limited or China Kington after our 2020 annual meeting of stockholders. In the interim, China Pioneer, Pioneer Hong Kong, China Kington, Mr. Fu and/or OP Financial Investments Limited could exert significant indirect influence on us and our management.

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

The future success of our business is largely dependent upon the successful commercialization of Avenova, which has a limited commercial history but constituted approximately 90% of our revenue for 2017. We are dedicating a substantial amount of our resources to advance Avenova as aggressively as possible. If we are unsuccessful in Avenova’s broad commercialization, we may not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The efforts of our officers and other key employees are critical to us as we continue to focus on the commercialization of our Avenova product. The loss of any of our senior management team members could disrupt our business, affect key partnerships and impair our future revenue and profitability. Effective as of September 28, 2018, our Chief Executive Officer, Mark M. Sieczkarek, was replaced by John J. McGovern, our Chief Financial Officer and Treasurer, who was appointed to also serve as the Interim President and Chief Executive Officer of the Company until a successor is duly appointed. No assurance can be given that we will be able to timely locate a replacement or that such replacement will be effective in our growth.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.5	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.6	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.7	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.8	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Separation Agreement (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	11/19/2015
10.8+	Amendment to Separation Agreement, dated December 15, 2016 (by and between the Company and Ramin “Ron” Najafi)	8-K	001-33678	10.1	12/19/2016
10.9+	Mutual & General Release, dated February 29, 2016 (by and between the Company and Roy Wu)	8-K	001-33678	10.1	3/01/2016

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.10+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek expired June 1, 2017)	8-K	001-33678	10.1	5/27/2016
10.11+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek expired June 1, 2018)	8-K	001-33678	10.1	6/06/2017
10.12+	Executive Employment Agreement (Employment Agreement of John J. McGovern)	8-K	001-33678	10.1	7/10/2017
10.13+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.14+	Executive Employment Agreement (Employment Agreement of Justin M. Hall expired December 31, 2017)	8-K	001-33678	10.3	1/05/2016
10.15+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.16+	Executive Employment Agreement (Employment Agreement of Thomas J. Paulson ended December 31, 2017)	8-K	001-33678	10.2	1/05/2016
10.17	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.18	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.19	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.20	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.21	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.22	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.23	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.24†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.25†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.26†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.27†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.28	Securities Purchase Agreement (between the Company and Jian Ping Fu)	8-K	001-33678	10.1	2/17/2016
10.29	Securities Purchase Agreement (between the Company and Pioneer Pharma (Singapore) Pte. Ltd.)	8-K	001-33678	10.2	2/17/2016
10.30	Securities Purchase Agreement (between the Company and Mark M. Sieczkarek)	8-K	001-33678	10.3	2/17/2016
10.31	Securities Purchase Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	10.1	4/05/2016
10.32	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.33	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.34	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
10.35	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
31.1	Certification of the Principal Executive Officer and Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
32.1‡

Certification by the Chief Executive Officer and Chief Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

Date: November 14, 2018	NOVABAY PHARMACEUTICALS, INC.

/s/ John J. McGovern
John J. McGovern
Interim President and Chief Executive Officer (principal executive officer)

Date: November 14, 2018	/s/ John J. McGovern
John J. McGovern
Chief Financial Officer (principal financial officer)