Form 10-K/A
period 2018-12-31
NovaBay Pharmaceuticals, Inc.
filed 2019-04-12
CIK 1389545

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of NovaBay Pharmaceuticals, Inc. for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Filing”). The Consent of Independent Registered Public Accounting Firm (the “Auditor Consent”) was inadvertently omitted in the Original Filing, although the Company had the executed Auditor Consent provided by OUM & Co. LLP at the time of the Original Filing.

This Amendment is being filed solely to file the Auditor Consent. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 29, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the Securities and Exchange Commission.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. The financial statements listed in the Index for Item 8 are filed as part of the Original Filing.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto within the Original Filing.

(3) Exhibits. The following exhibits are filed as part of this Report:

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.5	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.6	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.7	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.8	Registration Rights Agreement (among the Company and each of the purchasers named therein)	8-K	001-33678	4.2	4/05/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007

10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek expired June 1, 2018)	8-K	001-33678	10.1	6/06/2017
10.8+	Executive Employment Agreement (Employment Agreement of John J. McGovern)	8-K	001-33678	10.1	7/10/2017
10.9+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.10+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.11	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.12	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.13	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.14	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.15	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.16	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.17	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.18†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.19†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010

10.20†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.21†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.22	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.23	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.24	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017
10.25	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
10.26	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019
10.27	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.28	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.1	3/28/2019
10.29	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.30	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019
10.31	Consulting Agreement between the Company and China Kington, dated March 1, 2019	10-K	001-33678	10.31	3/29/2019
23.1	Consent of OUM & Co. LLP					X
24.1	Power of Attorney (contained on signature page)	10-K	001-33678	10.31	3/29/2019
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

						X
101.INS	XBRL Instance Document	10-K	001-33678	101.INS	3/29/2019
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-33678	101.SCH	3/29/2019
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-33678	101.CAL	3/29/2019
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	001-33678	101.DEF	3/29/2019
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-33678	101.LAB	3/29/2019
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-33678	101.PRE	3/29/2019

+	Indicates a management contract or compensatory plan or arrangement
†

NovaBay Pharmaceuticals, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaBay Pharmaceuticals, Inc.
Date: April 12, 2019
	By:	/s/ Justin Hall
Justin Hall Interim President & Chief Executive Officer and General Counsel