Form 10-Q
period 2019-03-31
NovaBay Pharmaceuticals, Inc.
filed 2019-05-15
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (510) 899-8800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	NBY	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of May 13, 2019, there were 18,992,116 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: March 31, 2019 (unaudited) and December 31, 2018	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three months ended March 31, 2019 and 2018	2

	3.	Consolidated Statements of Cash Flows (unaudited): Three months ended March 31, 2019 and 2018	3

	4.	Consolidated Statements of Stockholders’ Equity (unaudited): Three months ended March 31, 2019 and 2018	4

	5.	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.		Controls and Procedures	37

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	39

Item 6.		Exhibits	52

SIGNATURES			55

EXHIBIT INDEX			52

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,932	$3,183
Accounts receivable, net of allowance for doubtful accounts ($24 and $10 at March 31, 2019 and December 31, 2018, respectively)	2,430	3,385
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($110 and $104 at March 31, 2019 and December 31, 2018, respectively)	302	280
Prepaid expenses and other current assets	1,451	1,760
Total current assets	7,115	8,608
Operating lease right-of-use assets	1,870	—
Property and equipment, net	193	201
Other assets	542	552
TOTAL ASSETS	$9,720	$9,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$462	$551
Accrued liabilities	2,860	3,255
Deferred revenue	—	41
Operating lease liabilities	1,073	—
Notes payable, related party	1,019	—
Total current liabilities	5,414	3,847
Operating lease liabilities-non-current	1,143	—
Deferred rent	—	184
Warrant liability	179	178
Convertible note	1,227	—
Embedded derivative liability associated with the convertible note	427	—
Other liabilities	201	198
Total liabilities	8,591	4,407

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 17,095 and 17,089 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	171	171
Additional paid-in capital	120,484	119,764
Accumulated deficit	(119,526)	(114,981)
Total stockholders' equity	1,129	4,954
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,720	$9,361

As the Company adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Sales:
Product revenue, net	$1,450	$2,934
Other revenue	41	13
Total sales, net	1,491	2,947

Product cost of goods sold	341	251
Gross profit	1,150	2,696

Research and development	85	46
Sales and marketing	3,531	3,396
General and administrative	1,605	1,622
Total operating expenses	5,221	5,064
Operating loss	(4,071)	(2,368)

Non cash (loss) gain on changes in fair value of warrant liability	(57)	214
Other (expense) income, net	(60)	4

Loss before provision for income taxes	(4,188)	(2,150)
Provision for income tax	(1)	—
Net loss and comprehensive loss	$(4,189)	$(2,150)

Net loss per share attributable to common stockholders (basic)	$(0.25)	$(0.13)
Net loss per share attributable to common stockholders (diluted)	$(0.25)	$(0.14)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic)	17,093	16,406
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (diluted)	17,093	16,670

As the Company adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018

Operating activities:
Net loss	$(4,189)	$(2,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	41
Impairment of operating lease right-of-use assets	125	—
Stock-based compensation expense for options and stock issued to employees and directors	107	102
Stock-based compensation expense for options and stock issued to non-employees	7	7
Stock option modification expense	—	77
Issuance of RSUs to employees	10	—
Non-cash loss (gain) on change in fair value of warrant liability	57	(214)
Amortization of debt issuance and debt discount	20	—
Amortization of debt issuance related to related party notes payable	5	—
Changes in operating assets and liabilities:
Accounts receivable	954	1,934
Inventory	(21)	—
Prepaid expenses and other assets	214	(88)
Operating lease right-of-use assets	244	—
Other assets long-term	10	17
Accounts payable and accrued liabilities	(521)	(161)
Operating lease liabilities	(256)	—
Deferred rent	—	(16)
Deferred revenue	(41)	(13)
Related party notes payable	34	—
Long-term obligations	3	—
Net cash (used) in operating activities	(3,221)	(464)

Investing activities:
Purchases of property and equipment	(14)	(2)
Net cash (used) by investing activities	(14)	(2)

Financing activities:
Proceeds from common stock issuances, net	—	5,591
Proceeds from issuance of notes payable, related party, net of issuance cost	980	—
Proceeds from exercise of options, net	—	11
Proceeds from stock options & RSUs sold to cover taxes	4	1
Proceeds from convertible notes, net of discount	2,000	—
Net cash provided by investing activities	2,984	5,603
Net (decrease) increase in cash, cash equivalents, and restricted cash	(251)	5,137
Cash, cash equivalents and restricted cash, beginning of period	3,658	3,673
Cash, cash equivalents and restricted cash, end of period	$3,407	$8,810

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of non cash information:
Cumulative effect of adoption of ASU 606	$—	$2,638
Cumulative effect of adoption of ASU 2017-11	$56	$—
Addition of operating lease, right-of-use asset	$2,473	$—
Fixed asset purchases, included in accounts payable and accrued liabilities	$(5)	$3
Proceeds from stock options and restricted stock for taxes, in accounts payable and accrued liabilities	$—	$1

As the Company adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
2019	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	17,089	$171	$119,764	$—	$(114,981)	$4,954
Net loss					(4,189)	(4,189)
Reclassification of Warrant Liability to Equity – see note 2	—	—	412	—	(356)	56
Vesting of employee restricted stock awards	6	—	10	—	—	10
Stock-based compensation expense related to employee and director stock options	—	—	107	—	—	107
Stock-based compensation expense related to non-employee and director stock options	—	—	7	—	—	7
Debt discount associated with the convertible note – beneficial conversion feature	—	—	184	—	—	184
Balance at March 31, 2019	17,095	$171	$120,484	$—	$(119,526)	$1,129

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
2018	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	15,385	$154	$113,514	$—	$(111,074)	$2,594
Net loss	—	—	—	—	(2,150)	(2,150)
Issuance of common stock in connection with offering	1,700	17	5,967	—	—	5,984
Offering costs	—	—	(393)	—	—	(393)
Issuance of stock for option exercises	4	—	11	—	—	11
Adoption of ASC 606	—	—	—	—	2,638	2,638
Stock-based compensation expense related to employee and director stock options	—	—	102	—	—	102
Stock-based compensation expense related to non-employee and director stock options	—	—	7	—	—	7
Stock option modification	—	—	77	—	—	77
Balance at March 31, 2018	17,089	$171	$119,285	$—	$(110,586)	$8,870

As the Company adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

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

 Liquidity

Based primarily on the funds available at March 31, 2019, the Company believes these resources will be sufficient to fund its operations through the second quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing expenditures on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Beginning fiscal 2018, the Company adopted Accounting Standard Update ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. Net cash flows for the three months ended March 31, 2019 and 2018 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the same reported in the consolidated statement of cash flows:

(in thousands)	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$2,932	$3,183
Restricted cash included in Other assets	475	475
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$3,407	$3,658

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

During the three months ended March 31, 2019 and 2018, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore, three major distribution partners and partner pharmacies.

During the three months ended March 31, 2019 and 2018, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Three Months Ended March 31,
Major distribution or collaboration partner	2019	2018
Distributer A	26%	21%
Distributer B	14%	27%
Distributer C	17%	25%

As of March 31, 2019 and December 31, 2018, accounts receivable from our major distribution partners greater than 10% were as follows:

	March 31,	December 31,
Major distribution or collaboration partner	2019	2018
Distributer A	41%	32%
Distributer B	33%	23%
Distributer C	13%	31%

The Company relies on two contract sole source manufacturers to produce its finished goods. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, related party notes payable, convertible note, and warrants. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and related party notes payable is carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The convertible note issued in March 2019 (the “Convertible Note”) is carried at cost, which management believes approximates fair value. The warrant liability is carried at fair value. Additionally, the derivate liability related to certain embedded features contained within the Convertible Note is carried at fair value.

The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under this standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. There are three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of March 31, 2019 and December 31, 2018, management reserved $24 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2019 and December 31, 2018, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $110 thousand and $104 thousand, respectively.

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

Impairment of Long-Lived Assets and Operating Lease Right-of-Use Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand. See Note 8, “Commitments and Contingencies” for further information regarding the impairment. There was no impairment charge during the three months ended March 31, 2018.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The Company has elected to combine lease and non-lease components as a single component for all leases in which it is a lessee or a lessor. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, as of the effective date, the Company no longer recognizes deferred rent on the balance sheet.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. The Company reports unrealized gains and losses on its available-for-sale securities as other comprehensive income (loss).

Revenue Recognition

The Company generates product revenue through product sales to its major distribution partners, a limited number of distributors and via its webstore. Product supply is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributer on a “sell-in” basis.

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

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s license arrangements, non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

For product supply under the Company’s distribution arrangements, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company does not have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributer and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the customer. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liability

For warrants that are newly issued or modified and there is a deemed possibility that the Company may have to settle them in cash, the Company records the fair value of the issued or modified warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model. The Lattice valuation model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

On January 1, 2019, the Company adopted ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” on a modified retrospective basis. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as liabilities at fair value because of the existence of an anti-dilution feature. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassing warrant liabilities related to outstanding warrants that have a down round feature to additional paid in capital on its March 31, 2019 consolidated balance sheets, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company’s beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand (see Note 11).

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

During the three months ended March 31, 2019, there was no difference between basic and diluted EPS due to the Company’s net loss. During the three months ended March 31, 2018, the basic EPS was a net loss of $0.13 per share and the diluted EPS was a net loss of $0.14 per share due to the gain on changes in fair value of warrant liability.

The following table sets forth the calculation of basic EPS and diluted EPS:

(in thousands except per share)	Three Months Ended March 31,
Numerator	2019	2018
Net loss	$(4,189)	$(2,150)
Less gain on changes in fair value of warrant liability	—	(214)
Net loss, diluted	$(4,189)	$(2,364)

Denominator
Weighted average shares outstanding, basic	17,093	16,406
Net loss per share, basic	$(0.25)	$(0.13)

Weighted average shares outstanding, basic	17,093	16,406
Effect of dilutive warrants	—	264
Weighted average shares outstanding, diluted	17,093	16,670
Net loss per share, diluted	$(0.25)	$(0.14)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of March 31,
(in thousands)	2019	2018
Period end stock options to purchase common stock	2,389	2,433
Period end common stock warrants	544	—
	2,933	2,433

Recent Accounting Pronouncements

SEC Disclosure Regulation Simplifications

During the fourth quarter of 2018, the SEC published Final Rule Release No. 33-10532, “Disclosure Update and Simplification.” This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable simplification implemented in 2019 is the expansion of the shareholders’ equity reconciliation to display quarter-to-quarter details.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 became effective for the Company beginning in the first quarter of 2019. The Company has implemented the standard using an optional transition method that allows the Company to initially apply the new leases standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit, if applicable, in the period of adoption. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including: (1) not reassess the lease classification for any expired or existing leases, (2) not reassess the treatment of initial direct costs as they related to existing leases, and (3) not reassess whether expired or existing contracts are or contain leases. The Company also elected the practical expedient to not separate lease and non-lease components of its operating leases in which it is the lessee.

The adoption of the new leases standard resulted in the following adjustments to the consolidated balance sheet as of January 1, 2019 (in thousands):

Prepaid expenses and other current assets (a)	$(49)
Operating lease right-of-use assets	2,239
Other assets (b)	(2)
Other accrued liabilities (c)	(101)
Operating lease liability	1,063
Deferred rent	(184)
Operating lease liability - non-current	1,410

(a)	Represents current portion of prepaid fleet leasing costs reclassified to Operating lease right-of-use assets.
(b)	Represents noncurrent portion of prepaid fleet leasing costs reclassified to Operating lease right-of-use assets.
(c)	Represents current portion of deferred rent and lease incentive liability reclassified to Operating lease liability.

The adoption of the new leases standard did not impact previously reported financial results because the Company applied the optional transition method and therefore all adjustments were reflected as of January 1, 2019, the date of adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2017-11 on a modified retrospective basis effective January 1, 2019. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassing warrant liabilities related to outstanding warrants that have a down round feature to additional paid in capital on its March 31, 2019 consolidated balance sheets, and recorded a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2019 (see Note 11).

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. The Company adopted ASU 2018-07 effective January 1, 2019, and this guidance had an approximately $2 thousand impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements. The guidance is effective for fiscal years ending after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under this standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

The Company's warrant liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the warrant liability using the Lattice valuation model. See Note 11, “Warrant Liability” for further discussion of the calculation of the fair value of the warrant liability.

As a result of the call option and the put feature within the Convertible Note entered into in March 2019, the Company recorded a derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Convertible Note. The fair value of embedded derivative liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the embedded derivative liability using the Monte Carlo simulation model. See Note 10, “Convertible Note” for further discussion of the calculation of the fair value of the embedded derivative liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

		Fair Value Measurements Using
(in thousands)	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$103	$103	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$578	$578	$—	$—

Liabilities
Warrant liability	$179	$—	$—	$179
Derivative liability	427	—	—	427
Total liabilities	$606	$—	$—	$606

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$103	$103	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$578	$578	$—	$—

Liabilities
Warrant liability	$178	$—	$—	$178
Total liabilities	$178	$—	$—	$178

Upon adoption of ASU 2017-11, the Company reclassified 210,586 warrants from warrant liabilities to equity and is no longer required to record the change in fair values for these instruments. 334,109 warrants continued to be classified as a liability, for which the Company recorded a non-cash loss of $57 thousand for the three-month period ended March 31, 2019, on a decrease in the fair value of the warrants. See Note 11, “Warranty Liability” for further discussion of the calculation of the fair value of the warrant liability.

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019:

Level 3
(in thousands)	liabilities
Balance at December 31, 2018	$178
Fair value of warrant liability reclass to equity-Adoption of ASU 2017-11	(56)
Increase in fair value of warrant liability at March 31, 2019	57
Embedded derivative liability associated with the convertible note	427
Fair value of warrant liability and embedded derivative liability at March 31, 2019	$606

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Prepaid sales rebates	$803	$925
Rent receivable	80	108
Prepaid rent	—	130
Prepaid employees’ benefits	8	113
Prepaid dues and subscription	129	130
Inventory deposits	83	—
Other	348	354
Total prepaid expenses and other current assets	$1,451	$1,760

NOTE 5. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$188	$217
Finished goods	224	167
Less: Reserve for excess and obsolete inventory	(110)	(104)
Total inventory, net	$302	$280

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Office and laboratory equipment	$24	$24
Furniture and fixtures	157	157
Computer equipment and software	394	385
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	719	710
Less: accumulated depreciation and amortization	(526)	(509)
Total property and equipment, net	$193	$201

Depreciation and amortization expense was $17 thousand and $41 thousand for the three months ended March 31, 2019 and 2018, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Employee payroll and benefits	$630	$708
Severance	124	—
Avenova contract liabilities	1,816	2,282
Deferred rent	—	101
Other	290	164
Total accrued liabilities	$2,860	$3,255

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2019.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2019.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of March 31, 2019, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters, located in Emeryville, CA (“Office Lease”). The initial lease term is through February 28, 2022. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. The Company intends to exercise the renewal option for this lease. The Company also has a lease commitment for laboratory facilities and office space at EmeryStation North in Emeryville, CA (“EmeryStation”) under an operating lease that will expire on October 31, 2020. There are no stated renewal terms. Per the terms of the agreements, the Company does not have any residual value guarantees.

In July 2016, the Company subleased all rentable square feet of real property at EmeryStation (“Sublease Agreement”). The Sublease Agreement commenced September 8, 2016. The Sublease Agreement will terminate on October 21, 2020 and there are no stated renewal terms. Per the terms of the agreement, the sublessee does not have any residual value guarantees.

In addition to the facility leases, the Company has leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle during the first quarter of 2017. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment. The Company estimated fair value based on the lowest level of identifiable estimated future cash flows and recorded an impairment charge of $125 thousand, which is included in the Sales and Marketing expenses line item within the Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Additionally, the Company has an operating lease for 2 copiers which will expire in August 2019. The monthly lease payment for the copiers is not material.

In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component, and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The leases include variable components (i.e. common area maintenance, excess mileage charges, etc.) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use asset and liability, but are reflected as an expense in the period incurred.

The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands except lease term and discount rate):

Lease Costs

Operating lease cost	$312
Sublease income	(158)
Net lease cost	$154

Other information
Operational cash flow used for operating leases	$324
Weighted-average remaining lease term (in years)	2.2
Weighted-average discount rate	12%

Future lease payments under non-cancelable leases as of March 31, 2019 were as follows (in thousands):

Remaining in 2019	$970
2020	1,046
2021	438
2022	75
Thereafter	—
Total future minimum lease payments	2,529
Less imputed interest	(313)
Total	$2,216

Reported as:
Operating lease liability	$1,073
Operating lease liability- non-current	1,143
Total	$2,216

Future lease payments to be received under non-cancelable leases as of March 31, 2019 were as follows (in thousands):

Remaining in 2019	$566
2020	577
2021	—
2022	—
Thereafter	—
Total future minimum lease payments	$1,143

NOTE 9. RELATED PARTY NOTES PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note (the “Promissory Note”) payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Hong Kong”). The Note bears an interest payment of $150 thousand and is payable in full upon the Company's next financing with Pioneer Hong Kong and in no event after July 27, 2019. The transaction was facilitated by China Kington Asset Management Co. Ltd. (“China Kington”) which has a perfected security interest in all tangible and intangible assets of the Company. In connection with the Promissory Note, the Company must pay China Kington a 2% fee for brokering the transaction and enter into a consulting agreement with China Kington for the term of one year. Bob Wu, acting in a dual role as a member of the Company’s Board of Directors and as principal of China Kington, will be paid $100 thousand pursuant to this consulting agreement. Debt issuance costs associated with the issuance of the Promissory Note of $20 thousand is recognized and recorded as an offset to the related party notes payable in the Consolidated Balance Sheet. The debt issuance cost is being amortized to interest expense using the effective interest rate method over the term of the Promissory Note, assuming that the Promissory Note will be fully paid on July 27, 2019. The interest expense recognized, including amortization of the issuance costs, was $39 thousand during the three months ended March 31, 2019.

The Promissory Note is presented as follows as of March 31, 2019:

(in thousands)
Principle amount	$1,000
Unamortized debt issuance costs	(15)
Accrued interst	34
Total debt	1,019
Less: short-term	(1,019)
Long-term	$—

NOTE 10. CONVERTIBLE NOTE

On March 26, 2019 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of the Closing Date. The Convertible Note has an original principal amount of $2,215,000, bears interest at a rate of 10% per annum and will mature on September 26, 2020, unless earlier paid, redeemed or converted in accordance with its terms. The Company received net proceeds of $2.0 million after deducting an original issue discount of $200 thousand and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized additional $182 thousand of debt issuance costs associated with the issuance of the Convertible Note, which had not been paid as of March 31, 2019.

The Convertible Note provides the Lender with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into unregistered shares of the Company’s common stock at a conversion price of $1.65 per share. Beginning on September 26, 2019, the Convertible Note also provides the Lender with the right to redeem all or any portion of the Convertible Note (“Redemption Amount”) up to $200 thousand per calendar month. The payments of each Redemption Amount may be made, at the option of the Company, in cash, by converting such Redemption Amount into unregistered shares of Common Stock (“Redemption Conversion Shares”), or a combination thereof. The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of $1.65 or the Market Price. The Market Price is defined as 85% of the lowest closing bid price during the 20 Trading Days immediately preceding the applicable measurement date. In addition, the Company may redeem the Convertible Note at its option at any time at a redemption price equal to 115% of the aggregate outstanding balance of principal and interest.

The Company has reserved 3,200,000 shares of its authorized and unissued common stock to provide for all issuances of common stock under the Convertible Note.

Pursuant to a Security Agreement between the Company and the Lender, repayment of the Convertible Note is secured by all of the assets of the Company. The assets covered by the Security Agreement are currently encumbered by that certain lien of up to $1.0 million, plus accrued and unpaid interest and fees, in favor of Pioneer Hong Kong described above.

The Convertible Note contains events of default upon the occurrence and during the continuance of which all obligations may be declared immediately due and payable. Under certain events of default, the outstanding balance of principal and interest shall be automatically due and payable in cash. Upon other events of default, the Lender, at its option, can elect to increase the outstanding balance by up to 15%, depending on the magnitude of the default, without accelerating the outstanding balance.

The Company’s prepayment terms represent an embedded call option, the Lender’s share redemption terms represent an embedded put option and certain events of default also represent embedded derivatives, each of which require bifurcation. A single derivative comprising all bifurcatable features was measured at fair value using a Monte Carlo simulation. The key assumptions used to value the combined embedded derivative as of March 26, 2019 were as follows:

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term	1.5

The fair value of the combined embedded derivative was $427 thousand as of March 26, 2019 and is subject to remeasurement each reporting period, with changes recorded to other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company believed that the change in the fair value of the combined embedded derivative was immaterial due to the short duration between the issuance date of March 26, 2019 and the quarter ended March 31, 2019.

The effective conversion rate of the debt, taking into consideration the original issue discount and the value of the combined embedded derivative, was lower than the fair value of the Company’s common stock as of the Closing Date, resulting in a beneficial conversion feature (“BCF”). The Company recorded the intrinsic value of the BCF of $184 thousand as a further discount to the Convertible Note and to Additional paid-in-capital on the Consolidated Balance Sheet.

The aggregate $811 thousand discount, including the original issue discount, embedded derivative and BCF, and the aggregate $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, are classified as an offset to the Convertible Note on the Consolidated Balance Sheet. The Convertible Note is presented as follows as of March 31, 2019:

(in thousands)
Principle amount	$2,215
Unamortized discount	(795)
Unamortized debt issuance costs	(193)
Total debt	1,227
Less: short-term	—
Long-term	$1,227

The Convertible Note is classified as long-term based on the Company intent and ability to issue shares of its common stock upon early redemption by the Lender.

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Note, assuming that the Convertible Note will be redeemed at the maximum $200 thousand per month beginning in September 2019. During the three months ended March 31, 2019, the effective interest rate on the Convertible Note was 64% and interest expense recognized, including amortization of the debt discount and issuance costs, was $24 thousand.

As of March 31, 2019, the Company's contractual maturity of the principle balance of the Convertible Note was as follows:

(in thousands)
Remainder of 2019	$—
2020	2,215
2021 and thereafter	—
Total	$2,215

NOTE 11. WARRANT LIABILITY

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

The key assumptions used to value the July 2011 Warrants as of March 31, 2019 and December 31, 2018 were as follows:

	As of
	March 31,	December 31,
Assumption	2019	2018
Expected price volatility	104%	77%
Expected term (in years)	0.93	1.18
Risk-free interest rate	2.41%	2.60%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.45	$0.29

In March 2015, the Company issued both the Short-Term Warrants ($15.00 per share exercise price) and the Long-Term Warrants ($16.25 per share exercise price). At that time, the Company determined that these warrants qualified for equity accounting and did not contain embedded derivatives that required bifurcation. After the Company’s agreement to modify the terms of the March 2015 Warrants and July 2011 Warrants in October 2015, the Company evaluated the change in terms of the March 2015 Warrants and noted that the change in terms resulted in liability classification of both the Short-Term and Long-Term Warrants. The March 2015 Warrants were re-issued and valued as of October 27, 2015 at a total of $1.8 million with the new terms, and a modification expense was recorded as the difference between the fair value of the warrants on their new terms after modification as of October 27, 2015 and the fair value of the warrants on their original terms prior to modification as of October 27, 2015. The fair values of these warrants were determined using the Lattice valuation model, and the changes in the fair value were recorded in the consolidated statement of operations and comprehensive loss.

As described in Note 2, upon adoption of ASU 2017-11, the Company determined that excluding the consideration of the down round provision, the Long-Term and Short-Term Warrants are considered to be indexed to the Company’s stock and should be classified in equity. The Company reclassed warrant liabilities related to the Long-Term and Short-Term warrants to additional paid in capital on its March 31, 2019 consolidated balance sheets, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company's beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand.

The key assumptions used to value the Short-Term Warrants as of December 31, 2018 were as follows:

As of
December 31,
Assumption	2018
Expected price volatility	77%
Expected term (in years)	1.18
Risk-free interest rate	2.60%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.24

The key assumptions used to value the Long-Term Warrants as of December 31, 2018 were as follows:

As of
December 31,
Assumption	2018
Expected price volatility	77%
Expected term (in years)	1.18
Risk-free interest rate	2.60%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.29

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

The key assumptions used to value the October 2015 warrants as of March 31, 2019 and December 31, 2018 were as follows:

	As of
	March 31,	December 31,
Assumption	2019	2018
Expected price volatility	93%	73%
Expected term (in years)	1.58	1.83
Risk-free interest rate	2.33%	2.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.55	$0.38

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

The details of the outstanding warrant liability as of March 31, 2019, were as follows:

		Warrant
Shares and dollars in thousands	Shares	Liability
July 2011 Warrants	49	$23
October 2015 Warrants	284	156
	333	$179

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of March 31, 2019 and December 31, 2018, there were no shares of Company preferred stock outstanding.

Common Stock

During the first quarter of 2018, the Company entered into a share purchase agreement with OP Financial Investments Limited for the sale of an aggregate of 1,700,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $5,984,000 (the “OP Private Placement”). The OP Private Placement closed on February 8, 2018. OP Financial Investments Limited is an investment firm based in Hong Kong focused on cross-border investment opportunities and listed on the Hong Kong Stock Exchange. China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $359,040. The Company also paid $34 thousand to NYSE American for the listing of the additional shares.

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (the “Investor”), pursuant to which the Company has the right to sell up to $3,000,000 of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with the Investor, pursuant to which the Company registered such shares for resale by the Investor on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of the Investor, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC.

Stock Warrants

In February 2016, the strike prices of the July 2011, March 2015 Short-Term and Long-Term, and October 2015 warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

As more fully described in Note 3, the Company reclassified 210,586 warrants from warrant liabilities to equity upon adoption of ASU 2017-11, resulting in an increase to paid-in capital by $56 thousand and a decrease to warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company’s beginning accumulated deficit as of January 1, 2019.

The details of all outstanding warrants as of March 31, 2019, were as follows:

		Weighted-
		Average
		Exercise
(in thousands)	Warrants	Price
Outstanding at December 31, 2018	544	$1.81
Warrants granted	—	$—
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding at March 31, 2019	544	$1.81

NOTE 13. EQUITY-BASED COMPENSATION

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board of Directors. The new 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of March 31, 2019, there were 1,932,623 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2019, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,374	$4.13	8.2	$8
Restricted stock units vested	(6)	$—
Options forfeited/cancelled	(978)	$2.66
Restricted stock units cancelled	(1)	$—
Outstanding at March 31, 2019	2,389	$4.75	7.7	$6

Vested and expected to vest at March 31, 2019	2,355	$4.78	7.7	$5

Vested at March 31, 2019	1,725	$5.71	7.3	$—

Exercisable at March 31, 2019	1,725	$5.71	7.3	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2019. There were no stock option awards exercised during the three months ended March 31, 2019. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2019. There were 4 thousand stock option awards exercised during the three months ended March 31, 2018 for which the Company received cash payments of $11 thousand. The aggregate intrinsic value of stock option awards exercised was $5 thousand for the three months ended March 31, 2018.

As of March 31, 2019, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $823 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.79 years.

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2, “Summary of Significant Accounting Policies” for a description of the accounting policies that the Company applies to value its stock-based awards.

During the three months ended March 31, 2019 and March 31, 2018, the Company did not grant options to purchase common stock to employees and directors.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model using the following assumptions:

Expected Price Volatility—This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The computation of expected volatility was based on the historical volatility of our own stock.

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

In addition, during the three months ended March 31, 2019 and 2018, the Company did not grant restricted stock to employees.

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $107 thousand and $179 thousand, respectively, for stock-based awards to employees and directors.

In March 2018, the Company modified stock options held by Mr. Liu, who resigned as a director of the Company, effective March 21, 2018. The option exercise period for Mr. Liu was extended from three months to three years, calculated from his date of resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $26 thousand.

Stock-Based Awards to Non-Employees for Advising and Consulting Services

During the three months ended March 31, 2019 and March 31, 2018, the Company did not grant options to purchase shares of common stock to non-employees.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model as discussed above.

In addition, during the three months ended March 31, 2019 and 2018, the Company did not grant restricted stock to non-employees.

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $7 thousand, related to non-employee stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Research and development	$11	$7
Sales and Marketing	19	34
General and administrative	84	145
Total stock-based compensation expense	$114	$186

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 14. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Transactions under the Company's major distribution agreements are recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. The Company records contract liabilities for the invoiced amounts that are estimated to be subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns.

Milestone payments are included in the estimated transaction price when they are considered probable of being achieved. For license and collaboration revenue, the transaction price under license and collaboration arrangements, including upfront fees and milestone payments, are allocated differently to each performance obligation and may be recognized at earlier points in time or with a different pattern of performance over time.

The following table presents changes in the Company's contract assets and liabilities for the three months ended March 31, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$41	$—	$(41)	$—
Contract Liabilities: Accrued Liabilities	1,432	2,664	(3,029)	1,067
Total	$1,473	$2,664	$(3,070)	$1,067

During the three months ended March 31, 2019 and 2018, the Company recognized the following revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,444	$1,439
New activities in the period:
Performance obligations satisfied	47	1,508

	$1,491	$2,947

License, Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer, a Shanghai-based company that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (the “CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

Pursuant to the Purchase Agreement, we also received $2.5 million from China Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1.0 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

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

During the three months ended March 31, 2019, the Company earned $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with PBE. During the three months ended March 31, 2018, the Company earned $13 thousand in revenue as a result of satisfied performance obligations of sample supply due to Pioneer China and PBE. The Company had $0 and $41 thousand deferred revenue at March 31, 2019 and December 31, 2018, respectively.

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

During the three months ended March 31, 2019 and 2018, the Company earned $1.2 million and $2.6 million, respectively, in product revenue under the Avenova distribution agreements.

Under the Avenova product distribution arrangements, the Company had a contract liability balance of $1.1 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheet. The contract liability as of March 31, 2019 and December 31, 2018 included a prepayment of $0.8 million and $0.9 million rebate, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheet (see Note 4).

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the three months ended March 31, 2019 and 2018.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Notes Payable” for a description of the Promissory Note issued on February 27, 2019.

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $41 thousand and $13 thousand for the three months ended March 31, 2019 and 2018, respectively. In fulfillment of the performance obligations under this contract, the company supplied product samples with a cost of $0 and $219 thousand for the three months ended March 31, 2019 and 2018. Related party accounts receivable was $6 thousand and $39 thousand as of March 31, 2019 and December 31, 2018, respectively. See Note 14, “License, Collaboration and Distribution Agreements” for additional information regarding the Company's distribution agreements with China Pioneer, which is an affiliate of Pioneer Singapore, the Company's second largest stockholder.

Related Party Expenses

The Company paid related party fees of $70 thousand and $359 thousand for the three months ended March 31, 2019 and 2018, respectively. The fee of $20 thousand paid to China Kington during the three months ended March 31, 2019 represented the broker fee for the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd., and was recorded as an offset to the related party notes payable in the Consolidated Balance Sheet. For the three months ended March 31, 2019, $4 thousand was recorded to interest expense using the effective interest rate method over the term of the Promissory Note. The fee of $50 thousand paid to Director Bob Wu represented the consulting fees pursuant to that certain Consulting Agreement, between the Company and China Kington, dated March 11, 2019. It was included in the prepaid expenses and other current assets in the Consolidated Balance Sheet and will be amortized over the service period pursuant to the Consulting Agreement. $8 thousand expense was recorded for the three months ended March 31, 2019. See Note 9, “Related Party Notes Payable” for additional information regarding such fees. The fees paid to China Kington during the three months ended March 31, 2018 represented the commission on its sale of the Company’s common stock. See Note 12, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

NOTE 17. SUBSEQUENT EVENTS

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (the “Investor”), pursuant to which the Company has the right to sell up to $3,000,000 of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with the Investor, pursuant to which the Company registered such shares for resale by the Investor on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of the Investor, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC.

Pursuant to the Common Stock Purchase Agreement, on April 22, 2019, the Company issued a purchase notice to the Investor requiring the Investor purchase 1,747,312 shares of common stock, the maximum amount the Company could demand the Investor purchase as of April 22, 2019 pursuant to the Investor’s ownership limitation of 9.99% as described in the Common Stock Purchase Agreement.

Separately, on April 12, 2019, the Company was notified by the NYSE American LLC that the Company is not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). Therefore, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide and must submit a plan of compliance by May 12, 2019 addressing how it intends to regain compliance with Section 1003(a)(iii) of the NYSE American Company Guide by October 12, 2020. The Company intends to submit a plan to regain compliance with NYSE American listing standards.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At March 31, 2019 and December 31, 2018, management had reserved $24 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2019 and December 31, 2018, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $110 thousand and $104 thousand, respectively.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The Company has elected to combine lease and non-lease components as a single component for all leases in which it is a lessee or a lessor. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, as of the effective date, the Company no longer recognizes deferred rent on the balance sheet.

Revenue Recognition

We generate product revenue through product sales to our major distribution partners, a limited number of distributors and via our webstore. Product supply is the only performance obligation contained in these arrangements, and we recognize product revenue upon transfer of control to our major distribution partners at the amount of consideration that we expect to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands) during the three months ended March 31, 2019:

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2018	$(600)	$(61)	$(329)	$(442)	$(1,432)
Current provision related to sales made during current period	(438)	(72)	(2,085)	(69)	(2,664)
Payments	632	93	2,225	79	3,029
Balance at March 31, 2019	$(406)	$(40)	$(189)	$(432)	$(1,067)

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13 of the Notes to Consolidated Financial Statements (Equity-Based Compensation) for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

For warrants that are newly issued or modified and there is a deemed possibility that the Company may have to settle them in cash, the Company records the fair value of the issued or modified warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

On January 1, 2019, the Company adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities due to their down round features on a modified retrospective basis. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instrument (or embedded conversion feature) with down round features may no longer be required to be accounted for as liabilities. We will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For warrants classified as equity, we will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part II, Item 8 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
(in thousands)	March 31,		Dollar	Percent
	2019	2018	Change	Change
Statement of Operations
Sales:
Product revenue, net	$1,450	$2,934	$(1,484)	-51%
Other revenue	41	13	28	215%
Total sales, net	1,491	2,947	(1,456)	-49%

Product cost of goods sold	341	251	90	36%
Gross profit	1,150	2,696	(1,546)	-57%

Research and development	85	46	39	85%
Sales and marketing	3,531	3,396	135	4%
General and administrative	1,605	1,622	(17)	-1%
Total operating expenses	5,221	5,064	157	3%
Operating loss	(4,071)	(2,368)	(1,703)	72%

Non cash (loss) gain on changes in fair value of warrant liability	(57)	214	(271)	-127%
Other (expense) income, net	(60)	4	(64)	-1600%

Loss before provision for income taxes	(4,188)	(2,150)	(2,038)	95%
Provision for income tax	(1)	—	(1)	-100%
Net loss and comprehensive loss	$(4,189)	$(2,150)	$(2,039)	95%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.5 million, or 51%, to $1.4 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. The change in product revenue, net, is the result of a decrease in the number of Avenova units sold as well as a decrease in the net sales price of Avenova products. The decrease in the net selling price as well as the decrease in the number of units sold of Avenova was largely due to a decrease in insurance coverage of the product by national payors. Due to the decrease in insurance coverage and restructuring of its U.S. sales force during the first quarter of 2019, the Company expects revenue to decrease compared with comparable periods in 2018.

Other revenue increased by $28 thousand for the three months ended March 31, 2019, or 215%, to $41 thousand from $13 thousand for the three months ended March 31, 2018.

Product cost of goods sold increased by $90 thousand, or 36%, to $341 thousand for the three months ended March 31, 2019, from $251 thousand for the three months ended March 31, 2018. The increase in product cost of goods sold was primarily the result of the product mix.

Gross profit decreased by $1.5 million, or 57%, to $1.2 million for the three months ended March 31, 2019 from $2.7 million for the three months ended March 31, 2018. The decrease in gross profit was primarily the result of decreased product revenue, net, and product mix.

Research and Development

Research and development expenses increased by $39 thousand, or 85%, to $85 thousand for the three months ended March 31, 2019, from $46 thousand for the three months ended March 31, 2018. The increase is primarily due to higher usage of consultants to support our patient registry and post marketing clinical efforts.

Sales and marketing

Sales and marketing expenses increased by $0.1 million, or 4%, to $3.5 million for the three months ended March 31, 2019, from $3.4 million for the three months ended March 31, 2018. The increase was primarily due to the increase in sales headcount and employees related costs, as well as an impairment charge related to the fleet lease. This is partly offset by lower sample production. As a result of the restructuring of its U.S. sales force during the first quarter of 2019, the Company expects sales and marketing expenses to decrease in future quarters.

General and administrative

General and administrative expenses was $1.6 million for the three months ended March 31, 2019 and 2018.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a loss of $57 thousand for the three months ended March 31, 2019, compared to a gain of $214 thousand for the three months ended March 31, 2018.

During the three months ended March 31, 2019, the Company incurred a non-cash loss resulting from the increase in the price of the Company’s common stock price during that period. During the three months ended March 31, 2018, the Company incurred a non-cash gain resulting from the reduction in the price of the Company’s common stock price during that period.

Other (expense) income, net

Other (expense) income, net, changed to an expense of $60 thousand for the three months ended March 31, 2019, as compared to an income of $4 thousand for the three months ended March 31, 2018. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9 in the Notes to Consolidated Financial Statements (Related Party Notes Payable) in Part I, Item 1 of this report.  For additional information regarding the Convertible Note, please see Note 10 in the Notes to Consolidated Financial Statements (Convertible Note) in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019, our cash and cash equivalents were $2.9 million, compared to $3.2 million as of December 31, 2018. Based primarily on the funds available at March 31, 2019, the Company believes these resources will be sufficient to fund its operations through the second quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing expenditures on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $3.2 million, compared to $0.5 million for the three months ended March 31, 2018. The increase was primarily due to the increase of net loss by $2.0 million and unfavorable changes in working capital of $1.1 million, partially offset by the impairment of right-of-use assets of $0.1 million, and the decrease of the loss on change of the warrant liability fair value by $0.3 million.

Net Cash Used In Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities for the purchase of property and equipment was $14 thousand, compared to $2 thousand for the three months ended March 31, 2018.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2019, which was mainly attributable to the net proceeds from the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd. and issuance of the Convertible Note to Iliad Research and Trading L.P. Net cash provided by financing activities was $5.6 million for the three months ended March 31, 2018, which was mainly attributable to the net proceeds from issuance of common stock related to the share purchase agreement with OP Financial Investments Limited.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of $100 million and $84.1 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $5.2 million that will carryforward indefinitely but are subject to the 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2018, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of March 31, 2019 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility leases	$838	$1,464	$75	$—	$2,377
Vehicle leases	123	20	—	—	143
Equipment leases	9	—	—	—	9
Total	$970	$1,484	$75	$—	$2,529

Our commitments as of March 31, 2019 consist of two operating facility leases, 54 operating vehicle leases and 2 copiers.

The total commitment for the Office Lease as of March 31, 2019 was $1.3 million due over the lease term, compared to $1.4 million as of December 31, 2018.

The total commitment of the Emery Station lease as of March 31, 2019 was $1.1 million due over such lease term, compared to $1.3 million as of December 31, 2018. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $566 thousand and $577 thousand in the years ending December 31, 2019 and 2020, respectively, under the Sublease for the lease of Emery Station.

We have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of March 31, 2019 was $143 thousand due over the lease terms, compared to $176 thousand as of December 31, 2018.

We have operating leases for 2 copiers, which will expire in August 2019. The total commitment for the lease as of March 31, 2019 was $9 thousand due over the lease term, compared to $14 thousand as of December 31, 2018.

See Note 8 in the Notes to Consolidated Financial Statements (Commitments and Contingencies) in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (the “Investor”), pursuant to which the Company has the right to sell up to $3,000,000 of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with the Investor, pursuant to which the Company registered such shares for resale by the Investor on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of the Investor, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC.

Pursuant to the Common Stock Purchase Agreement, on April 22, 2019, the Company issued a purchase notice to the Investor requiring the Investor purchase 1,747,312 shares of common stock, the maximum amount the Company could demand the Investor purchase as of April 22, 2019 pursuant to the Investor’s ownership limitation of 9.99% as described in the Common Stock Purchase Agreement.

Separately, on April 12, 2019, the Company was notified by the NYSE American LLC that the Company is not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). Therefore, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide and must submit a plan of compliance by May 12, 2019 addressing how it intends to regain compliance with Section 1003(a)(iii) of the NYSE American Company Guide by October 12, 2020. The Company intends to submit a plan to regain compliance with NYSE American listing standards.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues, as we continue to invest in our Avenova commercialization efforts. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Any additional financing that we are able to secure in the near-term will be limited and will only provide working capital sufficient through the second quarter of 2019. As such, additional funding will be needed in both the short- and long-term in order to pursue our business plan, which includes maintaining a small salesforce in the U.S. for Avenova, increasing market penetration for our existing commercial products, research and development for additional product offerings, seeking regulatory approval for these product candidates, and pursuing their commercialization in the United States, Asia, and other markets. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

We have a history of losses and we may never achieve or maintain sustained profitability.

We have historically incurred net losses, and we may never achieve or maintain sustained profitability. In addition, at this time:

●	we have recently suffered and will continue to suffer, from a decline in product revenue due to the decrease in insurance coverage of Avenova by national payors;

●	we expect to incur substantial marketing and sales expenses as we continue to attempt to increase sales of our Avenova product;

●	our results of operations may fluctuate significantly;

●	we may be unable to develop and commercialize our product candidates; and

●	it may be difficult to forecast accurately our key operating and performance metrics because of our limited operating history.

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

On April 12, 2019, we received a letter from the NYSE American notifying us that our stockholders’ equity as of December 31, 2018 was below the minimum requirements of Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) (requiring stockholders’ equity of $6.0 million or more if a company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). Therefore, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide and must submit a plan of compliance by May 12, 2019 addressing how it intends to regain compliance with Section 1003(a)(iii) of the NYSE American Company Guide by October 12, 2020. The Company intends to submit a plan to regain compliance with NYSE American listing standards. If the Company does not regain compliance with those standards, or does not make progress consistent with the plan, the NYSE American staff may commence delisting proceedings.

In 2017 and prior years, we have periodically been notified by the NYSE American that we did not comply with the exchange's minimum stockholders' equity requirements. Although we were able to regain compliance in the past, we cannot guarantee that we will be able to do so again, and therefore our common stock could be subject to delisting. If our common stock is delisted, this could, among other things, substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants, subscription agreements or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management's time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders Mr. Jian Ping Fu and China Pioneer. As of March 31, 2019, each of Mr. Fu and China Pioneer owned approximately 33% and 30% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

China Pioneer, Pioneer Hong Kong, Mr. Jian Ping Fu, and/or China Kington might influence our corporate matters in a manner that is not in the best interest of our other stockholders.

After the OP Private Placement, China Pioneer beneficially owned approximately 30% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, facilitated by China Kington in January 2016, two (2) of our directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Subsequently, Mr. Henry Liu was replaced by Mr. Yanbin “Lawrence” Liu in connection with the closing of the OP Private Placement. Effective March 21, 2019, Mr. Fu purchased all of the 1,700,000 shares previously held by OP Financial Investments Limited. Mr. Jian Ping Fu beneficially owns approximately 33% of our common stock. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016 and one purchase of Company securities by OP Financial Investments Limited in 2018. Additionally, China Kington facilitated the Promissory Note from Pioneer Hong Kong in February 2019. As a condition of this loan, it has have oversight of our operations, in addition to its presence on our Board of Directors.

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

In addition, were China Pioneer, Pioneer Hong Kong, and/or Mr. Fu to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong, and Mr. Fu could ensure that six (6) of our eight (8) directors are either nominees of China Pioneer, Pioneer Hong Kong, or China Kington after our 2021 annual meeting of stockholders. In the interim, China Pioneer, Pioneer Hong Kong, China Kington, and/or Mr. Fu could exert significant indirect influence on us and our management.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382 of the Code. We have not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. If we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our ability to generate product sales will depend on the commercial success of Avenova. Our ability to continue to commercialize Avenova and generate revenue depends upon, among other things:

●	the FDA allowing us to continue marketing Avenova as an FDA clearance;

●	acceptance in the medical community;

●	the safety of Avenova's predicate devices;

●	the number of patients who use Avenova for the intended target;

●	sufficient coverage or reimbursement by third party payors;

●	our ability to successfully market Avenova; and

●	the amount and nature of competition from competing companies with similar products and procedures.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in May 2015 offering	10-Q	001-33678	4.7	8/13/2015
4.5	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.6	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.7	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.8	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Mark M. Sieczkarek expired June 1, 2018)	8-K	001-33678	10.1	6/06/2017

10.8+	Executive Employment Agreement (Employment Agreement of John J. McGovern)	8-K	001-33678	10.1	7/10/2017
10.9+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.10+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.11	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.12	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.13	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.14	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.15	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.16	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.17	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.18†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.19†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.20†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.21†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.22	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.23	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.24	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017
10.25	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
10.26	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019

10.27	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.28	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.29	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019
10.30	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.31	Consulting Agreement between the Company and China Kington, dated March 1, 2019	10-K, as amended	001-33678	10.31	3/29/2019
10.32	Common Stock Purchase Agreement between the Company and Triton Funds LP, dated March 29, 2019	8-K	001-33678	10.1	4/01/2019
10.33	Registration Rights Agreement between the Company and Triton Funds, LP, dated March 29, 2019	8-K	001-33678	10.2	4/01/2019
10.34	Letter Agreement between the Company and Triton Funds LLC, dated March 29, 2019	8-K	001-33678	10.3	4/01/2019
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: May 15, 2019	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
Interim President and Chief Executive Officer (principal executive officer)

Date: May 15, 2019	/s/ Jason Raleigh
Jason Raleigh
Interim Chief Financial Officer (principal financial officer)