Form 10-Q
period 2019-06-30
NovaBay Pharmaceuticals, Inc.
filed 2019-08-07
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 21,003,284 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	3

	1.	Consolidated Balance Sheets: June 30, 2019 (unaudited) and December 31, 2018	3

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and six months ended June 30, 2019 and 2018	4

	3.	Consolidated Statements of Cash Flows (unaudited): Six months ended June 30, 2019 and 2018	5

	4.	Consolidated Statements of Stockholders’ Equity (unaudited): Three and six months ended June 30, 2019 and 2018	6

	5.	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.		Controls and Procedures	45

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	46

Item 6.		Exhibits	59

SIGNATURES			62

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,668	$3,183
Accounts receivable, net of allowance for doubtful accounts ($24 and $10 at June 30, 2019 and December 31, 2018, respectively)	1,536	3,385
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($109 and $104 at June 30, 2019 and December 31, 2018, respectively)	664	280
Prepaid expenses and other current assets	1,628	1,760
Total current assets	7,496	8,608
Operating lease right-of-use assets	1,655	-
Property and equipment, net	177	201
Other assets	542	552
TOTAL ASSETS	$9,870	$9,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$356	$551
Accrued liabilities	1,931	3,255
Deferred revenue	—	41
Operating lease liabilities	1,065	—
Total current liabilities	3,352	3,847
Operating lease liabilities-non-current	889	-
Deferred rent	—	184
Notes payable, related party	1,110	—
Warrant liability	266	178
Convertible note	1,654	—
Embedded derivative liability	673	—
Other liabilities	257	198
Total liabilities	8,201	4,407

Stockholders' equity :
Preferred stock: 5,000 shares authorized; none outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 20,733 and 17,089 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	207	171
Additional paid-in capital	123,518	119,764
Accumulated deficit	(122,056)	(114,981)
Total stockholders' equity	1,669	4,954
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,870	$9,361

As the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales:
Product revenue, net	$1,789	$2,794	$3,239	$5,728
Other revenue	—	—	41	13
Total sales, net	1,789	2,794	3,280	5,741

Product cost of goods sold	403	479	744	730
Gross profit	1,386	2,315	2,536	5,011

Research and development	32	61	117	107
Sales and marketing	1,535	2,977	5,066	6,373
General and administrative	1,198	1,360	2,803	2,982
Total operating expenses	2,765	4,398	7,986	9,462
Operating loss	(1,379)	(2,083)	(5,450)	(4,451)

Non cash (loss) gain on changes in fair value of warrant liability	(487)	490	(544)	704
Non cash loss on changes in fair value of embedded derivative liability	(246)	—	(246)	—
Other (expense) income, net	(387)	5	(447)	9

Loss before provision for income taxes	(2,499)	(1,588)	(6,687)	(3,738)
Provision for income tax	(2)	(1)	(3)	(1)
Net loss and comprehensive loss	$(2,501)	$(1,589)	$(6,690)	$(3,739)

Net loss per share attributable to common stockholders (basic)	$(0.14)	$(0.09)	$(0.38)	$(0.22)
Net loss per share attributable to common stockholders (diluted)	$(0.14)	$(0.12)	$(0.38)	$(0.26)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic)	18,613	17,089	17,857	16,750
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (diluted)	18,613	17,292	17,857	16,985

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018

Operating activities:
Net loss	$(6,690)	$(3,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	127
Impairment of operating lease right-of-use assets	125	—
Stock-based compensation expense for options and stock issued to employees and directors	202	250
Stock-based compensation expense for options and stock issued to non-employees	14	13
Stock option modification expense	21	77
Issuance of RSUs to employees	10	—
Non-cash loss (gain) on change in fair value of warrant liability	544	(704)
Non-cash loss on derivative liability	246	—
Interest expense related to amortization of debt issuance and debt discount	263	—
Interest expense related to amortization of debt issuance related to related party notes payable	15	—
Changes in operating assets and liabilities:
Accounts receivable	1,849	2,134
Inventory	(383)	160
Prepaid expenses and other assets	80	64
Operating lease right-of-use assets	458	—
Other assets long-term	9	33
Accounts payable and accrued liabilities	(1,411)	(327)
Operating lease liabilities	(519)	—
Deferred rent	—	(32)
Deferred revenue	(41)	(13)
Related party notes payable	115	—
Long-term obligations	60	—
Net cash (used) in operating activities	(5,000)	(1,957)

Investing activities:
Purchases of property and equipment	(19)	(5)
Net cash (used) by investing activities	(19)	(5)

Financing activities:
Proceeds from common stock issuances, net	2,467	5,585
Proceeds from issuance of notes payable, related party	1,000	—
Proceeds from exercise of options, net	189	11
Proceeds from stock options & RSUs sold to cover taxes	4	1
Proceeds from exercise of warrants	46	—
Proceeds from convertible notes, net of discount	2,000	—
Debt issuance cost	(202)	—
Net cash provided by investing activities	5,504	5,597
Net increase in cash, cash equivalents, and restricted cash	485	3,635
Cash, cash equivalents and restricted cash, beginning of period	3,658	3,673
Cash, cash equivalents and restricted cash, end of period	$4,143	$7,308

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non cash information:
Cumulative effect of adoption of ASU 606	$—	2,638
Cumulative effect of adoption of ASU 2017-11	$56	—
Addition of operating lease, right-of-use asset	$2,473	—
Fixed asset purchases, included in accounts payable and accrued liabilities	$10	$1
Proceeds from stock options and restricted stock for taxes, in accounts payable and accrued liabilities	$—	$1
Warrant liability transferred to equity	$400	$—

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
2019	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,089	$171	$119,764	$(114,981)	$4,954
Net loss	-	-	-	(4,189)	(4,189)
Reclassification of Warrant Liability to Equity – see note 2	-	-	412	(356)	56
Vesting of employee restricted stock awards	6	-	10	-	10
Stock-based compensation expense related to employee and director stock options	-	-	107	-	107
Stock-based compensation expense related to non-employee and director stock options	-	-	7	-	7
Debt discount associated with convertible note – beneficial conversion feature	-	-	184	-	184
Balance at March 31, 2019	17,095	171	120,484	(119,526)	1,129
Net loss	-	-	-	(2,501)	(2,501)
Down round feature adjustment related to warrants	-	-	29	(29)	-
Issuance of common stock in connection with offering, net of offering costs	3,269	33	2,434	-	2,467
Issuance of common stock in connection with exercise of warrants	286	3	443	-	446
Issuance of common stock for option exercises	83	-	189		189
Stock-based compensation expense related to employee and director stock options	-	-	95	-	95
Stock-based compensation expense related to non-employee and director stock options	-	-	7	-	7
Stock option modification	-	-	21	-	21
Debt discount associated with convertible note – beneficial conversion feature	-	-	(184)	-	(184)
Balance at June 30, 2019	20,733	$207	$123,518	$(122,056)	$1,669

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
2018	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	15,385	$154	$113,514	$(111,074)	$2,594
Net loss	-	-	-	(2,150)	(2,150)
Issuance of common stock in connection with offering	1,700	17	5,967	-	5,984
Offering costs	-	-	(393)	-	(393)
Issuance of stock for option exercises	4	-	11	-	11
Adoption of ASC 606	-	-	-	2,638	2,638
Stock-based compensation expense related to employee and director stock options	-	-	102	-	102
Stock-based compensation expense related to non-employee and director stock options	-	-	7	-	7
Stock option modification	-	-	77	-	77
Balance at March 31, 2018	17,089	171	119,285	(110,586)	8,870
Net loss	-	-	-	(1,589)	(1,589)
Offering costs	-	-	(6)	-	(6)
Stock-based compensation expense related to employee and director stock options	-	-	148	-	148
Stock-based compensation expense related to non-employee and director stock options	-	-	6	-	6
Balance at June 30, 2018	17,089	$171	$119,433	$(112,175)	$7,429

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. is a biopharmaceutical company focusing on commercializing and developing its non-antibiotic anti-infective products to address the unmet therapeutic needs of the global, topical anti-infective market with its two distinct product categories: the NEUTROX® family of products and the AGANOCIDE® compounds. The Neutrox family of products includes AVENOVA® for the eye care market, NEUTROPHASE® for the wound care market, and CELLERX® for the aesthetic dermatology market. The Aganocide compounds, still under development, have target applications in the dermatology and urology markets.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. Historically, the Company operated as four business segments. In April 2016, the Company dissolved DermaBay, a wholly-owned U.S. subsidiary that was formed to explore dermatological opportunities. At the direction of its Board of Directors, the Company is now focused primarily on commercializing Avenova for managing hygiene of the eyelids and lashes in the United States and is managed as a single segment.

Effective December 18, 2015, the Company effected a 1-for-25 reverse split of its outstanding common stock (the “Reverse Stock Split”). The accompanying financial statements and related notes give retroactive effect to the Reverse Stock Split.

Liquidity

Based primarily on the funds available at June 30, 2019, the Company believes these resources will be sufficient to fund its operations through the third quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and (2) raising additional capital through debt and equity financings or from other sources. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2019, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States. As of December 31, 2018, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Beginning fiscal 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. Net cash flows for the three and six months ended June 30, 2019 and 2018 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the same reported in the consolidated statement of cash flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$3,668	$3,183
Restricted cash included in Other assets	475	475
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$4,143	$3,658

The restricted cash amount included in other assets on the consolidated balance sheet represents amounts held as certificate of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits of cash and cash equivalents with a highly-rated, major financial institution in the United States.

Deposits in this bank may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institution in which the deposits are held.

During the six months ended June 30, 2019 and 2018, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore, directly to consumers through Amazon.com, and to pharmacies via three major distribution partners.

During the six months ended June 30, 2019 and 2018, revenues from our major distribution partners and specialty pharmacies greater than 10% were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major distribution or collaboration partner	2019	2018	2019	2018
Distributor A	13%	21%	18%	21%
Distributor B	12%	23%	15%	24%
Distributor C	23%	24%	19%	25%

As of June 30, 2019 and December 31, 2018, accounts receivable from our major distribution or collaboration partners greater than 10% were as follows:

	June 30,	December 31,
Major distribution or collaboration partner	2019	2018
Distributor A	34%	32%
Distributor B	21%	31%
Distributor C	12%	23%

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

The convertible note issued in March 2019 (the “Convertible Note”) is carried at cost, which management believes approximates fair value. The warrant liability is carried at fair value. Additionally, the derivative liability related to certain embedded features contained within the Convertible Note is carried at fair value.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. As of June 30, 2019 and December 31, 2018, management reserved $24 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2019 and December 31, 2018, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $109 thousand and $104 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand. See Note 8, “Commitments and Contingencies” for further information regarding the impairment. There was no impairment charge during the three months ended June 30, 2019, and the three and six months ended June 30, 2018.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received.

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

Revenue Recognition

The Company generates product revenue through product sales to its major distribution partners, a limited number of distributors and via its webstore and Amazon.com. Product supply is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

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

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its agreements, it performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

On January 1, 2019, the Company adopted ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” on a modified retrospective basis. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as liabilities at fair value because of the existence of an anti-dilution feature. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassifying warrant liabilities related to outstanding warrants that have a down round feature to additional paid in capital on its March 31, 2019 consolidated balance sheet, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company’s beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand (see Note 11, “Warrant Liability”).

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

During the three and six months ended June 30, 2019, there was no difference between basic and diluted EPS due to the Company’s net loss for the three and six months ended June 30, 2019, respectively. The basic and diluted EPS was a net loss of $0.14 for the three months ended June 30, 2019 and a net loss of $0.38 for the six months ended June 30, 2019. During the three and six months ended June 30, 2018, the basic EPS was a net loss of $0.09 and $0.22, respectively, per share and the diluted EPS was a net loss of $0.12 and $0.26, respectively, per share due to the gain on changes in fair value of warrant liability.

The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2019	2018	2019	2018
Net loss	$(2,501)	$(1,589)	$(6,690)	$(3,739)
Less retained earning reduction related to round down feature triggered	(29)	-	(29)	-
Net loss, basic	(2,530)	(1,589)	(6,719)	(3,739)
Less gain on changes in fair value of warrant liability	-	(490)	-	(704)
Net loss, diluted	$(2,530)	$(2,079)	$(6,719)	$(4,443)

Denominator
Weighted average shares outstanding, basic	18,613	17,089	17,857	16,750
Net loss per share, basic	$(0.14)	$(0.09)	$(0.38)	$(0.22)

Weighted average shares outstanding, basic	18,613	17,089	17,857	16,750
Effect of dilutive warrants	-	203	-	235
Weighted average shares outstanding, diluted	18,613	17,292	17,857	16,985
Net loss per share, diluted	$(0.14)	$(0.12)	$(0.38)	$(0.26)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of June 30,
(in thousands)	2019	2018
Period end stock options to purchase common stock	2,274	3,189
Period end common stock warrants	1,624	-
	3,898	3,189

Recent Accounting Pronouncements

SEC Disclosure Regulation Simplifications

During the fourth quarter of 2018, the SEC published Final Rule Release No. 33-10532, “Disclosure Update and Simplification.” This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable standard implemented in 2019 is the inclusion of the shareholders’ equity reconciliation to display quarter-to-quarter details.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 became effective for the Company beginning in the first quarter of 2019. The Company has implemented the standard using an optional transition method that allows the Company to initially apply the new leases standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit, if applicable, in the period of adoption. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including not reassessing: (1) the lease classification for any expired or existing leases, (2) the treatment of initial direct costs as they relate to existing leases, and (3) whether expired or existing contracts are or contain leases. The Company also elected the practical expedient not to separate lease and non-lease components of its operating leases in which it is the lessee.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2017-11 on a modified retrospective basis effective January 1, 2019. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassifying warrant liabilities related to outstanding warrants that have a down round feature to additional paid in capital on its March 31, 2019 consolidated balance sheets, and recorded a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2019 (see Note 11, “Warrant Liability”).

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	June 30,	Items	Inputs	Inputs
(in thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$—	$—	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$266	$—	$—	$266
Derivative liability	673	—	—	673
Total liabilities	$939	$—	$—	$939

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$103	$103	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$578	$578	$—	$—

Liabilities
Warrant liability	$178	$—	$—	$178
Total liabilities	$178	$—	$—	$178

Upon adoption of ASU 2017-11 effective January 1, 2019, the Company reclassified 210,586 warrants from warrant liabilities to equity and is no longer required to record the change in fair values for these instruments. 334,109 warrants continued to be classified as a liability, out of which 158,400 warrants were exercised in the second quarter of 2019. The Company recorded a non-cash loss of $487 and $544 thousand for the three and six months ended June 30, 2019, an increase in the fair value of the warrants which are classified as a liability. See Note 11, “Warranty Liability” for further discussion of the calculation of the fair value of the warrant liability.

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2019:

Level 3
(in thousands)	liabilities
Balance at December 31, 2018	$178
Fair value of warrant liability reclass to equity-Adoption of ASU 2017-11	(56)
Increase in fair value of warrant liability at March 31, 2019	57
Derivative liability embedded in Convertible Note issued in March 31, 2019	427
Fair value of warrant liability and embedded derivative liability at March 31, 2019	$606
Fair value of warrants transferred to equity upon exercise	(400)
Increase in fair value of warrant liability at June 30, 2019	487
Increase in fair value of embedded derivative liability at June 30, 2019	246
Fair value of warrant liability and embedded derivative liability at June 30, 2019	$939

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Prepaid sales rebates	$902	$925
Rent receivable	113	108
Prepaid rent	—	130
Prepaid employees’ benefits	8	113
Prepaid dues and subscription	102	130
Prepaid Insurance	251	57
Other	252	297
Total prepaid expenses and other current assets	$1,628	$1,760

NOTE 5. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$175	$217
Finished goods	598	167
Less: Reserve for excess and obsolete inventory	(109)	(104)
Total inventory, net	$664	$280

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Office and laboratory equipment	$24	$24
Furniture and fixtures	157	157
Computer equipment and software	394	385
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	719	710
Less: accumulated depreciation and amortization	(542)	(509)
Total property and equipment, net	$177	$201

Depreciation and amortization expense was $16 thousand and $86 thousand for the three months ended June 30, 2019 and 2018, respectively, and $33 thousand and $127 thousand for the six months ended June 30, 2019 and 2018, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Employee payroll and benefits	$582	$708
Avenova contract liabilities	1,190	2,282
Deferred rent	—	101
Other	159	164
Total accrued liabilities	$1,931	$3,255

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2019.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2019.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of June 30, 2019, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters, located in Emeryville, California (“Office Lease”). The initial lease term is through February 28, 2022. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. The Company intends to exercise the renewal option for this lease. The Company also has a lease commitment for laboratory facilities and office space at EmeryStation North in Emeryville, California (“EmeryStation”) under an operating lease that will expire on October 31, 2020. There are no stated renewal terms. Per the terms of the agreements, the Company does not have any residual value guarantees.

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

In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component, and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. The leases include variable components (i.e. common area maintenance, excess mileage charges, etc.) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability, but are reflected as an expense in the period incurred.

The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands except lease term and discount rate):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$276	$588
Sublease income	(158)	(316)
Net lease cost	$118	$272

Other information
Operational cash flow used for operating leases	$324	$648

June 30, 2019
Weighted-average remaining lease term (in years)	2.0
Weighted-average discount rate	12%

Future lease payments under non-cancelable leases as of June 30, 2019 were as follows (in thousands):

Remaining in 2019	$646
2020	1,046
2021	438
2022	75
Thereafter	—
Total future minimum lease payments	2,205
Less imputed interest	(251)
Total	$1,954

Reported as:
Operating lease liability	$1,065
Operating lease liability- non-current	889
Total	$1,954

Future lease payments to be received under non-cancelable leases as of June 30, 2019 were as follows (in thousands):

Remaining in 2019	$380
2020	577
2021	—
2022	—
Thereafter	—
Total future minimum lease payments	$957

NOTE 9. RELATED PARTY NOTES PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note (the “Promissory Note”) payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Hong Kong”). The Promissory Note bears an interest payment of $150 thousand and is payable in full upon the Company's next financing with Pioneer Hong Kong and in no event after July 27, 2019. The transaction was facilitated by China Kington Asset Management Co. Ltd. (“China Kington”) which has a perfected security interest in all tangible and intangible assets of the Company. In connection with the Promissory Note, the Company must pay China Kington a 2% fee for brokering the transaction and enter into a consulting agreement with China Kington for the term of one year. Bob Wu, acting in a dual role as a member of the Company’s Board of Directors and as principal of China Kington, will be paid $100 thousand pursuant to this consulting agreement. Debt issuance costs associated with the issuance of the Promissory Note of $20 thousand is recognized and recorded as an offset to the related party notes payable in the consolidated balance sheet. The debt issuance cost is being amortized to interest expense using the effective interest rate method over the term of the Promissory Note, assuming that the Promissory Note will be fully paid on July 27, 2019.

On June 25, 2019, the Company entered into a first amendment to the Promissory Note. Pursuant to the Amendment, the maturity date of the Promissory Note was extended from July 27, 2019 to July 1, 2020, and the interest payment was increased from $150 thousand to $300 thousand. All other provisions of the Promissory Note remain in full force and effect. The Company determined that the changes in the terms of Promissory Note are accounted for as troubled debt restructurings in accordance with ASC 470. However, as future undiscounted cash flow is greater than the net carrying value of the original Promissory Note, no gain is recognized. The Company established a new effective interest rate based on the carrying value of the original debt and the revised cash flows.

The interest expense recognized, including amortization of the issuance costs, was $98 thousand and $130 thousand during the three and six months ended June 30, 2019, respectively.

The Promissory Note is presented as follows as of June 30, 2019:

(in thousands)
Principal amount	$1,000
Unamortized debt issuance costs	(5)
Accrued interest	115
Total debt	1,110
Less: short-term	—
Long-term	$1,110

NOTE 10. CONVERTIBLE NOTE

On March 26, 2019 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of the Closing Date. The Convertible Note has an original principal amount of $2,215,000, bears interest at a rate of 10% per annum and will mature on September 26, 2020, unless earlier paid, redeemed or converted in accordance with its terms. The Company received net proceeds of $2.0 million after deducting an original issue discount of $200 thousand and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized additional $182 thousand of debt issuance costs associated with the issuance of the Convertible Note, which had been paid as of June 30, 2019.

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

Pursuant to a Security Agreement between the Company and the Lender, repayment of the Convertible Note is secured by all of the assets of the Company. The assets covered by the Security Agreement are currently first encumbered by that certain lien of up to $1.0 million, plus accrued and unpaid interest and fees, in favor of Pioneer Hong Kong described above.

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

The Company’s prepayment terms represent an embedded call option, the Lender’s share redemption terms represent an embedded put option and certain events of default also represent embedded derivatives, each of which require bifurcation. A single derivative comprising all bifurcatable features was measured at fair value using a Monte Carlo simulation model. The key assumptions used to value the combined embedded derivative upon issuance at March 26, 2019 were as follows:

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term	1.5

The key assumptions used to value the combined embedded derivative as of June 30, 2019 were as follows:

Assumption	As of June 30, 2019
Stock price	$1.70
Equity volatility	129.0%
Risk-free interest rate	1.88%
Remaining term	1.2

The fair value of the combined embedded derivative was $673 thousand as of June 30, 2019. The fair value of the combined embedded derivative was $427 thousand as of March 26, 2019. The Company believed that the fair value at March 31, 2019 approximates the fair value at March 26, 2019 due to the short duration between the issuance date and the quarter ended March 31, 2019. The change of $246 thousand in fair value was recorded in the consolidated statements of operations and comprehensive loss.

The aggregate $627 thousand discount, including the original issue discount, and the aggregate $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, were recorded at issuance, and were classified as an offset to the Convertible Note on the consolidated balance sheet. The Convertible Note is presented as follows as of June 30, 2019:

(in thousands)
Principal amount	$2,215
Unamortized discount	(427)
Unamortized debt issuance costs	(134)
Total debt	1,654
Less: short-term	—
Long-term	$1,654

The Convertible Note is classified as long-term based on the Company’s intent and ability to issue shares of its common stock upon early redemption by the Lender.

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Note, assuming that the Convertible Note will be redeemed at the maximum $200 thousand per month beginning in September 2019. During both the three and six months ended June 30, 2019, the effective interest rate on the Convertible Note was 54%. Interest expense recognized, including amortization of the issuance costs and debt discount, was $302 thousand and $322 thousand during the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, the Company's contractual maturity of the principal balance of the Convertible Note was as follows:

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

In May 2019, the strike price of the July 2011, March 2015 and October 2015 warrants was reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price.

The key assumptions used to value the July 2011 Warrants as of June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30,	December 31,
Assumption	2019	2018
Expected price volatility	141%	77%
Expected term (in years)	0.68	1.18
Risk-free interest rate	2.03%	2.60%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.50	$0.29

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

As described in Note 2, “Summary of Significant Account Policies,” upon adoption of ASU 2017-11, the Company determined that excluding the consideration of the down round provision, the Long-Term and the Short-Term Warrants are considered to be indexed to the Company’s stock and should be classified in equity. The Company reclassed warrant liabilities related to the Long-Term and Short-Term warrants to additional paid in capital on its March 31, 2019 consolidated balance sheets, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company's beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand.

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

The key assumptions used to value the October 2015 warrants as of June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30,	December 31,
Assumption	2019	2018
Expected price volatility	127%	73%
Expected term (in years)	1.33	1.83
Risk-free interest rate	1.86%	2.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.52	$0.38

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

During the second quarter of 2019, a total of 158,400 warrants to purchase 158,400 shares of common stock were exercised related to the July 2011 and October 2015 warrants resulting in gross proceeds of $33 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.4 million, with any change in fair value recorded in the consolidated statement of operations and comprehensive loss. The $0.4 million fair value was subsequently transferred to equity as of the date of their exercise.

The details of the outstanding warrant liability as of June 30, 2019, were as follows:

		Warrant
Shares and dollars in thousands	Shares	Liability
July 2011 Warrants	35	$53
October 2015 Warrants	141	213
	176	$266

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of June 30, 2019 and December 31, 2018, there were no shares of Company preferred stock outstanding.

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

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (the “Investor”), pursuant to which the Company has the right to sell up to $3,000,000 of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with the Investor, pursuant to which the Company registered such shares for resale by the Investor on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of the Investor, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC. During the second quarter of 2019, the Company issued to Triton Funds LP an aggregate of 1,747,312 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $360,121. The Company also incurred and paid other offering costs of $122 thousand.

On June 26, 2019, the Company entered into a private placement to sell 1,371,427 shares of Company common stock and warrants to purchase an additional 1,371,427 shares of Company common stock for an aggregate subscription price of $2.4 million to three accredited investors including Messrs. Xiao Rui Liu, Hai Dong Pang and Ping Huang, each of whom subscribed for $1.0 million, $0.4 million and $1.0 million, respectively. China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $144,000. The Company also incurred and paid other offering costs of $27 thousand.

Stock Warrants

In February 2016, the strike prices of the July 2011, March 2015 Short-Term and Long-Term, and October 2015 warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

In May 2019, the strike price of the July 2011, March 2015 and October 2015 warrants were reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price.

As more fully described in Note 3, “Fair Value Measurements,” the Company reclassified 210,586 warrants from warrant liabilities to equity upon adoption of ASU 2017-11, resulting in an increase to paid-in capital by $56 thousand and a decrease to warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company’s beginning accumulated deficit as of January 1, 2019.

In May 2019, a down round feature was triggered as the strike price of the March 2015 Long-Term and Short-term Warrants was reduced to $0.2061 per share resulting from the closing of the Common Stock Purchase Agreement with Triton Funds LP, pursuant to which the Company sold common stock to Triton Funds LP at $0.2061 per share. The Company measured the value of the effect of the down round feature as the difference between (1) the March 2015 warrants’ fair value (without the down round feature) using the pre-trigger exercise price and (2) the March 2015 warrants’ fair value (without the down round feature) using the reduced exercise price in accordance with ASC 820, and as a result, recorded a $29 thousand dividend, which is treated as a reduction to income available to common shareholders in the basic EPS calculation.

During the second quarter of 2019, a total of 158,400 warrants to purchase 158,400 shares of common stock were exercised related to the July 2011 and October 2015 warrants resulting in gross proceeds of $33 thousand. Please see Note 11, “Warrant Liability”, for further details.

During the second quarter of 2019, a total of 133,167 warrants to purchase 133,167 shares of common stock were exercised related to the March 2015 Short-Term and Long-Term Warrants. Out of the 133,167 warrants exercised, 70,000 warrants were exercised in a cashless transaction, resulting in 64,979 shares issued. The remaining warrants were exercised for gross proceeds of $13 thousand.

In June 2019, the Company issued 1,371,427 warrants to purchase 1,371,427 shares of Company common stock in a private placement. Please see the preceding subsection, “Common Stock,” for further details regarding such private placement. Such warrants have a one (1)-year term and an exercise price of $0.87, callable by the Company if the closing price of the Company’s common stock, as reported on the NYSE American, is $1.00 or greater.

The details of all outstanding warrants as of June 30, 2019, were as follows:

		Weighted-
		Average
		Exercise
(in thousands)	Warrants	Price
Outstanding at December 31, 2018	544	$1.81
Warrants granted	1,371	$0.87
Warrants exercised	(291)	$0.21
Warrants expired	-	$-
Outstanding at June 30, 2019	1,624	$0.77

NOTE 13. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board of Directors (the “Board”). At the inception of the 2007 Plan, 80,000 shares were reserved for awards under the 2007 Plan.

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) four percent of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of June 30, 2019, there were 1,939,496 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2019, and activity during the six-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,374	$4.13	8.2	$8
Options granted	125	$0.33
Restricted stock units granted	-	$—
Options exercised	(83)	$2.30
Restricted stock units vested	(6)	$—
Options forfeited/cancelled	(1,135)	$3.25
Restricted stock units cancelled	(1)	$—
Outstanding at June 30, 2019	2,274	$4.44	7.6	$183

Vested and expected to vest at June 30, 2019	2,250	$4.47	7.6	$182

Vested at June 30, 2019	1,719	$5.27	7.2	$—

Exercisable at June 30, 2019	1,719	$5.27	7.2	$—

For options that have a quoted market price in excess of the exercise price (“in-the-money options”), the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as reported on the NYSE American as of June 30, 2019. There were 83 thousand stock option awards exercised for the three and six months ended June 30, 2019 for which the Company received cash payments of $189 thousand. There was no intrinsic value for stock option awards exercised for the six months ended June 30, 2019. There were 4 thousand stock option awards exercised during the six months ended June 30, 2018 for which the Company received cash payments of $11 thousand. The aggregate intrinsic value of stock option awards exercised was $1 thousand for the six months ended June 30, 2018.

As of June 30, 2019, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $708 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.58 years.

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

During the six months ended June 30, 2019 and 2018, the Company granted options to purchase an aggregate of 125 thousand and 809 thousand shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2019	2018
Expected price volatility	106.86%	88.86%
Expected term (in years)	6.16	5.97
Risk-free interest rate	2.08%	2.71%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.27	$1.64

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

Additionally, during the six months ended June 30, 2019, the Company did not grant restricted stock to employees. During the six months ended June 30, 2018, the Company issued 12 thousand shares of restricted stock to employees.

For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $116 thousand and $148 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $223 thousand and $327 thousand, respectively, for stock-based awards to employees and directors.

In March 2018, the Company modified stock options held by Mr. Xiaoyan (Henry) Liu, who resigned as a director of the Company, effective March 21, 2018. The option exercise period for Mr. Henry Liu was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $26 thousand, which is included in the figure above.

In April 2019, the Company modified stock options held by Mr. Yonghao (Carl) Ma, who resigned as a director of the Company, effective April 29, 2019. The option exercise period for Mr. Liu was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $14 thousand, which is included in the figure above.

In May 2019, the Company modified stock options held by Mr. Yanbin (Lawrence) Liu, who resigned as a director of the Company, effective May 1, 2019. The option exercise period for Mr. Yanbin Liu was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $7 thousand, which is included in the figure above.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2019, the Company did not grant options to purchase shares of common stock to non-employees. During the six months ended June 30, 2018, the Company granted options to purchase an aggregate of 5 thousand shares of common stock to non-employees.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

Six Months Ended June 30,
Assumption	2018
Expected price volatility	84.83%
Expected term (in years)	10.0
Risk-free interest rate	2.81%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$1.86

In addition, during the six months ended June 30, 2019 and 2018, the Company did not grant restricted stock to non-employees.

For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $7 thousand and $6 thousand, respectively, related to non-employee consultant stock and option grants. For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $14 thousand and $13 thousand, respectively, related to non-employee consultant stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Research and development	$13	$12	$24	$19
Sales and Marketing	27	45	46	79
General and administrative	83	97	167	242
Total stock-based compensation expense	$123	$154	$237	$340

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

The following table presents changes in the Company's contract assets and liabilities for the six months ended June 30, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$41	$-	$(41)	$-
Contract Liabilities: Accrued Liabilities	1,432	4,001	(5,119)	314
Total	$1,473	$4,001	$(5,160)	$314

 During the six months ended June 30, 2019 and 2018, the Company recognized the following revenue (in thousands):

	Six Months Ended June 30,
	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,473	$1,426
New activities in the period:
Performance obligations satisfied	1,807	4,315

	$3,280	$5,741

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

Pursuant to the Purchase Agreement, the Company also received $2.5 million from China Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of the Company’s common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes Merton option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1.0 million, the Company reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

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

During the three and six months ended June 30, 2019, the Company earned $0 and $41 thousand in revenue, respectively, due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with PBE. During the three and six months ended June 30, 2018, the Company earned $0 and $13 thousand in revenue as a result of satisfied performance obligations of sample supply due to Pioneer China and PBE. The Company had $0 and $41 thousand deferred revenue at June 30, 2019 and December 31, 2018, respectively.

Avenova Distribution Agreements and Specialty Pharmacies

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

During the three months ended June 30, 2019 and 2018, the Company earned $1.3 million and $2.3 million, respectively, and $2.5 million and $4.9 million, respectively, for the six months ended June 30, 2019 and 2018, in product revenue under the Avenova distribution agreements.

Under the Avenova product distribution arrangements, the Company had a contract liability balance of $0.3 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheet. The contract liability as of June 30, 2019 and December 31, 2018 both included a prepayment of $0.9 million rebate, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheet (see Note 4, “Prepaid Expenses and Other Current Assets”).

Since the start of the year we have doubled the number of pharmacies in our Partner Pharmacy Program to 16, putting us on track to increase Avenova sales through retail pharmacies from one-quarter to one-half of all sales. Our partner pharmacies provide patients with a quality experience that includes a relatively short time between receiving the initial prescription and filling it, fast refills and home delivery. The combination of a pre-negotiated price along with a reduction in coupon and rebate usage improves our gross-to-net and per-script profitability. During both the three and six months ended June 30, 2019, the revenue generated from these pharmacies comprised 25% of the total product revenue. During the three and six months ended June 30, 2018, the revenue generated from these pharmacies comprised 15% and 14% of the total product revenue, respectively.

Avenova Direct

In an effort to improve patient access, Avenova Direct was launched on June 1, 2019 to U.S. customers exclusively on Amazon.com. Avenova Direct is the same strength hypochlorous formulation as Avenova Rx, but comes in a 20mL size. This channel offers the Company with stable gross-to-net pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to high-deductible health plans, allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complementary social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the six months ended June 30, 2019 or June 30, 2018.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Notes Payable” for a description of the Promissory Note issued on February 27, 2019, as amended on June 25, 2019.

Related Party Revenue

The Company recognized related party revenues from product sales of $209 thousand for both the three and six months ended June 30, 2019. The Company did not recognize any related party revenues from products for the three months ended June 30, 2018. The Company recorded cost of goods sold of $176 thousand for both the three and six months ended June 30, 2019. The Company recognized related party revenues from license and collaboration fees of zero for both the three months ended June 30, 2019 and 2018, respectively, and $41 thousand and $13 thousand for the six months ended June 30, 2019 and 2018, respectively. The license and collaboration fees related to the Company's distribution agreements with China Pioneer, the Company's second largest stockholder. In fulfillment of the performance obligations under this contract, the Company supplied product samples with a cost of $219 thousand for the six months ended June 30, 2018. Related party accounts receivable was $145 thousand and $39 thousand as of June 30, 2019 and December 31, 2018, respectively. See Note 14, “License, Collaboration and Distribution Agreements” for additional information regarding the Company's distribution agreements with China Pioneer, the Company's second largest stockholder.

Related Party Expenses

The Company paid related party fees of $144 thousand and $0 for the three months ended June 30, 2019 and 2018, respectively. The fee of $144 thousand paid to China Kington during the three months ended June 30, 2019 represented the commission for the private placement with three accredited investors which closed on June 26, 2019. The $144 thousand was recorded as an offset to the additional paid-in capital in the consolidated balance sheet. The Company paid related party fees of $214 thousand and $359 thousand for the six months ended June 30, 2019 and 2018, respectively. A fee of $20 thousand was paid to China Kington in the first quarter of 2019 and represented the broker fee for the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd., and it was recorded as an offset to the related party notes payable in the consolidated balance sheet. For the three and six months ended June 30, 2019, $11 thousand and $15 thousand were recorded to interest expense using the effective interest rate method over the term of the Promissory Note, respectively. The fee of $50 thousand paid to Director Bob Wu in the first quarter of 2019 represented the consulting fees pursuant to that certain Consulting Agreement, between the Company and China Kington, dated March 11, 2019. It was included in the prepaid expenses and other current assets in the consolidated balance sheet and will be amortized over the service period pursuant to the Consulting Agreement. The Company recorded a $24 thousand expense and $32 thousand expense for the three and six months ended June 30, 2019, respectively. See Note 9, “Related Party Notes Payable” for additional information regarding such fees. The fees paid to China Kington during the six months ended June 30, 2018 represented the commission on its sale of the Company’s common stock. See Note 12, “Stockholders’ Equity” – “Common Stock” for additional information regarding such commissions.

NOTE 17. SUBSEQUENT EVENTS

On July 29, 2019, former Chief Financial Officer and Interim Chief Executive Officer and President, John McGovern, made a demand for arbitration on the Company for certain relief totaling $370,000 including unpaid wages and expenses, waiting time penalties, concealment, negligence, promise without intent to perform, unfair business practices and punitive damages under California law. Mr. McGovern alleges that he was constructively terminated from his position on or about March 7, 2019. There can be no assurances as to the ultimate outcome of a legal proceeding; however, we intend to vigorously defend the Company against such demand.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2019 (the “Form 8-K”), on July 20, 2019, Mark M. Sieczkarek resigned as a member of the Board. In connection with his resignation and his prior employment with the Company, on the same date, the Company and Mr. Sieczkarek entered into a Severance Agreement and General Release (the “Severance Agreement”). Pursuant to the Severance Agreement, the Company agrees to grant Mr. Sieczkarek restricted stock units from the Company's 2017 Omnibus Incentive Plan with a fair market value of $220,000 at the date of grant. Additionally, the Company entered into a two-year consulting agreement with Mr. Sieczkarek, pursuant to which Mr. Sieczkarek will provide consulting service to the Company in exchange for restricted stock units from the Company’s 2017 Omnibus Incentive Plan with an aggregate fair market value equal to $440,000 as of the date of grant. The restricted stock units will be issued in two equal tranches on July 1, 2020 and July 1, 2021, respectively, with the share amount calculated using the closing price on each respective grant date. The shares will be fully vested as of the date of grant.

Upon the resignation of Mr. Sieczkarek, the Board appointed Mr. Xiaopei (Ray) Wang to fill the vacancy on the Board resulting from the resignation of Mr. Sieczkarek. The Board further determined that such Class I vacancy resulting from Mr. Sieczkarek’s registration would become a Class II vacancy to evenly divide the directors between the Board’s three classes. Therefore, Mr. Wang is a Class II director who will serve until the Company’s Annual Meeting of Stockholders in 2021, subject to his prior death, resignation or removal from office as provided by law. Mr. Wang was nominated by Mr. Jian Ping Fu, the Company’s largest stockholder. Mr. Wang is a non-independent member and will not serve on any committees of the Board.

Separately, on July 1, 2019, the Company was notified by the NYSE American LLC that the Company’s plan to regain compliance with NYSE American’s continued listing standards had been accepted. As previously reported in Item 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2019, the Company was previously notified by NYSE American on April 12, 2019 that it was not in compliance with the continued listing stockholders’ equity standards set forth in Section 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of $6.0 million or more if a company has reported net losses in its five most recent fiscal years) and was further notified on May 16, 2019 that it was not in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the guide (requiring stockholders’ equity of $2.0 million or more and $4.0 million or more, respectively, if a company has reported net losses in three of the four most recent fiscal years), as reported in Item 3.01 of the Company’s Current Report on Form 8-K filed on May 21, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, such as those set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a medical device company predominantly focused on eye care. We are currently focused primarily on commercializing Avenova®, an FDA cleared product sold in the United States for cleansing and removing foreign material including microorganisms and debris from skin around the eye, including the eyelid.

Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid. Avenova has proven in laboratory testing to have broad antimicrobial properties as a preservative in solution as it removes foreign material including microorganisms and debris from the skin around the eye without burning or stinging. Avenova is free from the bleach impurities found in nearly all other hypochlorous products and is soothing when applied.

In the first quarter of 2019, many national insurance payors stopped reimbursing Avenova. Despite consistent demand for Avenova, we were challenged by the costs of maintaining an expanded commercial organization with our new lower net selling price. In the second quarter, we made a strategic shift by significantly reducing the number of field sales representatives by about three-quarters and redeploying our remaining representatives in territories that account for about 95% of retail pharmacy sales. This shift allowed us to effectively utilize our streamlined commercial resources to reach higher-prescribing physicians while significantly reducing our operating expenses

Going forward, our core business strategy will center around increasing sales of Avenova in all distribution channels: (1) Avenova Direct, our direct-to-consumer model, allowing customers to forego time-consuming doctor visits and trips to the pharmacy; (2) Retail Pharmacies, selling to consumers through local pharmacies across 50 states; (3) our Partner Pharmacy Program; providing a consistent patient experience at contracted pricing; and (4), our Buy-and-Sell channel, allowing patients to buy Avenova during their office visits to their preferred eye care specialist.

Beyond Avenova, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® for the wound care market and CelleRx® for the dermatology market. For NeutroPhase we have established a U.S. distribution partner and an international distribution partner in China. For CelleRx, we plan to begin selling directly to the consumer before the end of the year in a low-cost online distribution channel. Avenova, NeutroPhase, and CelleRx are medical devices cleared by the FDA under the Food and Drug Administration Act Section 510(k).

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At June 30, 2019 and December 31, 2018, management had reserved $24 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2019 and December 31, 2018, management had recorded an allowance for excess and obsolete inventory and the lower of cost or estimated net realizable value adjustments of $109 thousand and $104 thousand, respectively.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received.

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

Revenue Recognition

The Company generates product revenue through product sales to its major distribution partners, a limited number of distributors and via its webstore and Amazon.com. Product supply is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2018	$(600)	$(61)	$(329)	$(442)	$(1,432)
Current provision related to sales made during current period	(716)	(121)	(3,050)	(114)	(4,001)
Payments	1,084	162	3,762	111	5,119
Balance at June 30, 2019	$(232)	$(20)	$383	$(445)	$(314)

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended
(in thousands)	June 30,		Dollar	Percent
	2019	2018	Change	Change
Statement of Operations
Sales:
Product revenue, net	$1,789	$2,794	$(1,005)	(36%)
Total sales, net	1,789	2,794	(1,005)	(36%)

Product cost of goods sold	403	479	(76)	(16%)
Gross profit	1,386	2,315	(929)	(40%)

Research and development	32	61	(29)	(48%)
Sales and marketing	1,535	2,977	(1,442)	(48%)
General and administrative	1,198	1,360	(162)	(12%)
Total operating expenses	2,765	4,398	(1,633)	(37%)
Operating loss	(1,379)	(2,083)	704	(34%)

Non cash (loss) gain on changes in fair value of warrant liability	(487)	490	(977)	(199%)
Non cash loss on changes in fair value of embedded derivative liability	(246)	—	(246)	(100%)
Other (expense) income, net	(387)	5	(392)	(7,840%)

Loss before provision for income taxes	(2,499)	(1,588)	(911)	57%
Provision for income tax	(2)	(1)	(1)	100%
Net loss and comprehensive loss	$(2,501)	$(1,589)	$(912)	57%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.0 million, or 36%, to $1.8 million for the three months ended June 30, 2019 from $2.8 million for the three months ended June 30, 2018. The change in product revenue, net, is the result of a decrease in the number of Avenova units sold as well as a decrease in the net sales price of Avenova products. The decrease in the net selling price as well as the decrease in the number of units sold of Avenova was largely due to a decrease in insurance coverage of the product by national payors.

Product cost of goods sold decreased by $0.1 million, or 16%, to $0.4 million for the three months ended June 30, 2019, from $0.5 million for the three months ended June 30, 2018.

Gross profit decreased by $0.9 million, or 40%, to $1.4 million for the three months ended June 30, 2019 from $2.3 million for the three months ended June 30, 2018. The decrease in gross profit was primarily the result of decreased product revenue.

Research and Development

Research and development expenses remained relatively consistent, with a decrease of $29 thousand, or 48%, to $32 thousand for the three months ended June 30, 2019, down from $61 thousand for the three months ended June 30, 2018.

Sales and marketing

Sales and marketing expenses decreased by $1.5 million, or 48%, to $1.5 million for the three months ended June 30, 2019, down from $3.0 million for the three months ended June 30, 2018. The decrease was primarily due to the decrease in sales headcount and employee related costs, along with a decrease in marketing expenses.

General and administrative

General and administrative expenses decreased by $0.2 million, or 12%, to $1.2 million for the three months ended June 30, 2019, down from $1.4 million for the three months ended June 30, 2018. The decrease is primarily a result of the resignation of a high-level executive in the first quarter of 2019 and third quarter of 2018.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a loss of $487 thousand for the three months ended June 30, 2019, compared to a gain of $490 thousand for the three months ended June 30, 2018.

During the three months ended June 30, 2019, the Company incurred a non-cash loss resulting from a reduction in the exercise price of the warrants pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above the warrants’ exercise prices. During the three months ended June 30, 2018, the Company incurred a non-cash gain resulting from the reduction in the price of the Company’s common stock price during that period. For additional information regarding the Warrants and their valuation, please see Note 11 in the Notes to Consolidated Financial Statements

Non-cash loss on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a loss of $246 thousand for the three months ended June 30, 2019. The loss results from the increase in the price of the Company’s common stock price during that period. The Company did not record a comparable loss or gain for the three months ended June 30, 2018.

Other (expense) income, net

The other (expense) income, net, was an expense of $387 thousand compared to an income of $5 thousand for the three months ended June 30, 2019 and 2018, respectively. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9 of the Notes to Consolidated Financial Statements (Related Party Notes Payable). For additional information regarding the Convertible Note, please see Note 10 of the Notes to Consolidated Financial Statements (Convertible Note).

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended
(in thousands)	June 30,		Dollar	Percent
	2019	2018	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,239	$5,728	$(2,489)	(43%)
Other revenue	41	13	28	215%
Total sales, net	3,280	5,741	(2,461)	(43%)

Product cost of goods sold	744	730	14	2%
Gross profit	2,536	5,011	(2,475)	(49%)

Research and development	117	107	10	9%
Sales and marketing	5,066	6,373	(1,307)	(21%)
General and administrative	2,803	2,982	(179)	(6%)
Total operating expenses	7,986	9,462	(1,476)	(16%)
Operating loss	(5,450)	(4,451)	(999)	22%

Non cash (loss) gain on changes in fair value of warrant liability	(544)	704	(1,248)	(177%)
Non cash loss on changes in fair value of embedded derivative liability	(246)	—	(246)	(100%)
Other (expense) income, net	(447)	9	(456)	(5,067%)

Loss before provision for income taxes	(6,687)	(3,738)	(2,949)	79%
Provision for income tax	(3)	(1)	(2)	200%
Net loss and comprehensive loss	$(6,690)	$(3,739)	$(2,951)	79%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $2.5 million, or 43%, to $3.2 million from $5.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The decrease in product revenue, net, is primarily the result of a decrease in the number of Avenova units sold as well as a decrease in the net selling price of Avenova products. The decrease in the net selling price as well as the decrease in the number of units sold of Avenova was largely due to a decrease in insurance coverage of the product by national payors.

Other revenue increased by $28 thousand, or 215%, to $41 thousand from $13 thousand for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Product cost of goods sold was $0.7 million for both the six months ended June 30, 2019 and 2018.

Gross profit decreased by $2.5 million, or 49%, to $2.5 million for the six months ended June 30, 2019 from $5.0 million for the six months ended June 30, 2018. The decrease in gross profit was primarily the result of decreased product revenue.

Research and Development

Research and development expenses remained consistent for the six months ended June 30, 2019 and 2018.

Sales and marketing

Sales and marketing expenses decreased by $1.3 million, or 21%, to $5.1 million for the six months ended June 30, 2019, down from $6.4 million for the six months ended June 30, 2018. The decrease was primarily due to a decrease in sales representative headcount, along with a decrease in consultants and marketing programs. This reduction in cost was partly off-set by an increase in sampling.

General and administrative

General and administrative expenses decreased by $0.2 million, or 6%, to $2.8 million for the six months ended June 30, 2019, down from $3.0 million for the six months ended June 30, 2018. The decrease is primarily a result of the resignation of a high-level executive in the first quarter of 2019.

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $0.5 million for the six months ended June 30, 2019, compared to a gain of $0.7 million for the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company incurred a non-cash loss resulting from a reduction in the exercise price of the warrants pursuant to the price protection provision in such warrants, along with an increase in the price of the Company’s common stock above the warrants’ exercise prices. During the six months ended June 30, 2018, the Company incurred a non-cash gain in the six months ended June 30, 2018 related to a change in the fair value of warrant liability that was caused by a decrease in the price of the Company’s common stock. For additional information regarding the Warrants and their valuation, please see Note 11 in the Notes to Consolidated Financial Statements

Non-cash loss on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a loss of $246 thousand for the six months ended June 30, 2019. The loss results from the increase in the price of the Company’s common stock price during that period. The Company did not record a comparable loss or gain for the first six months of 2018.

Other (expense) income, net

The other (expense) income, net, was an expense of $447 thousand compared to an income of $9 thousand for the six months ended June 30, 2019 and 2018, respectively. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9 of the Notes to Consolidated Financial Statements (Related Party Notes Payable).  For additional information regarding the Convertible Note, please see Note 10 of the Notes to Consolidated Financial Statements (Convertible Note).

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019, our cash and cash equivalents were $3.7 million, compared to $3.2 million as of December 31, 2018. Based primarily on the funds available at June 30, 2019, the Company believes these resources will be sufficient to fund its operations through the third quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and (2) raising additional capital through debt and equity financings or from other sources. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $5.0 million compared to $2.0 million for the six months ended June 30, 2018. The increase was primarily due to the increase of net loss by $3.0 million due to decreased product sales combined with reduction in insurance coverage of the product by national payors, unfavorable changes in working capital of $1.8 million, offset by the impairment of right-of-use assets of $0.1 million, loss on change of the warrant liability fair value by $1.2 million, loss on change of the derivative liability fair value by $0.2 million and interest expense related to amortization of debt issuance cost and debt discount of $0.3 million.

Net Cash Used In Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities for the purchase of property and equipment was $19 thousand, compared to $5 thousand for the six months ended June 30, 2018.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2019, which was mainly attributable to the net proceeds from the private placement with three accredited investors, issuance of common stock to Triton Funds LP, issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd. and issuance of the Convertible Note to Iliad Research and Trading L.P. Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2018, which was mainly attributable to the net proceeds from the issuance of common stock related to the share purchase agreement with OP Financial Investments Limited.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of June 30, 2019 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility leases	$1,132	$967	$-	$-	$2,099
Vehicle leases	102	-	-	-	102
Equipment leases	4	-	-	-	4
Total	$1,238	$967	$-	$-	$2,205

Our commitments as of June 30, 2019 consist of two operating facility leases, 54 operating vehicle leases and 2 copiers.

The total commitment for the Office Lease as of June 30, 2019 was $1.1 million due over the lease term, compared to $1.4 million as of December 31, 2018.

The total commitment of the EmeryStation lease as of June 30, 2019 was $1.0 million due over such lease term, compared to $1.3 million as of December 31, 2018. On July 11, 2016, we entered into a sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $380 thousand and $577 thousand in the years ending December 31, 2019 and 2020, respectively, under the sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of June 30, 2019 was $102 thousand due over the lease terms, compared to $176 thousand as of December 31, 2018.

We have operating leases for 2 copiers, which will expire in August 2019. The total commitment for the lease as of June 30, 2019 was $4 thousand due over the lease term, compared to $14 thousand as of December 31, 2018.

See Note 8 of the Notes to Consolidated Financial Statements (Commitments and Contingencies) for further information regarding these leases.

Recent Events

On July 29, 2019, former Chief Financial Officer and Interim Chief Executive Officer and President, John McGovern, made a demand for arbitration on the Company for certain relief totaling $370,000 including unpaid wages and expenses, waiting time penalties, concealment, negligence, promise without intent to perform, unfair business practices and punitive damages under California law. Mr. McGovern alleges that he was constructively terminated from his position on or about March 7, 2019. There can be no assurances as to the ultimate outcome of a legal proceeding; however, we intend to vigorously defend the Company against such demand.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2019 (the “Form 8-K”), on July 20, 2019, Mark M. Sieczkarek resigned as a member of the Board. In connection with his resignation and his prior employment with the Company, on the same date, the Company and Mr. Sieczkarek entered into a Severance Agreement and General Release (the “Severance Agreement”). Further details regarding such Severance Agreement can be found in the Form 8-K. Additionally, the Company entered into a two-year consulting agreement with Mr. Sieczkarek, pursuant to which Mr. Sieczkarek will provide consulting service to the Company in exchange for restricted stock units from the Company’s 2017 Omnibus Incentive Plan with an aggregate fair market value equal to $440,000 as of the date of grant. The restricted stock units will be issued in two equal tranches on July 1, 2020 and July 1, 2021, respectively, with the share amount calculated using the closing price on each respective grant date. The shares will be fully vested as of the date of grant.

Upon the resignation of Mr. Sieczkarek, the Board appointed Mr. Xiaopei (Ray) Wang to fill the vacancy on the Board resulting from the resignation of Mr. Sieczkarek. The Board further determined that such Class I vacancy resulting from Mr. Sieczkarek’s registration would become a Class II vacancy to evenly divide the directors between the Board’s three classes. Therefore, Mr. Wang is a Class II director who will serve until the Company’s Annual Meeting of Stockholders in 2021, subject to his prior death, resignation or removal from office as provided by law. Mr. Wang was nominated by Mr. Jian Ping Fu, the Company’s largest stockholder. Mr. Wang is a non-independent member and will not serve on any committees of the Board.

Separately, on July 1, 2019, the Company was notified by the NYSE American LLC that the Company’s plan to regain compliance with NYSE American’s continued listing standards had been accepted. As previously reported in Item 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2019, the Company was previously notified by NYSE American on April 12, 2019 that it was not in compliance with the continued listing stockholders’ equity standards set forth in Section 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of $6.0 million or more if a company has reported net losses in its five most recent fiscal years) and was further notified on May 16, 2019 that it was not in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the guide (requiring stockholders’ equity of $2.0 million or more and $4.0 million or more, respectively, if a company has reported net losses in three of the four most recent fiscal years), as reported in Item 3.01 of the Company’s Current Report on Form 8-K filed on May 21, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues, as we continue to invest in our Avenova commercialization efforts. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Any additional financing that we are able to secure in the near-term may be limited and may only provide working capital sufficient through the third quarter of 2019. As such, additional funding will be needed in both the short- and long-term in order to pursue our business plan, which includes a direct-to-consumer marketing campaign for Avenova Direct, maintaining a small salesforce in the U.S. for Avenova, increasing market penetration for our existing commercial products, research and development for additional product offerings, seeking regulatory approval for these product candidates, and pursuing their commercialization in the United States, Asia, and other markets. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

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

On April 12, 2019, we received a letter from the NYSE American notifying us that our stockholders’ equity as of December 31, 2018 was below the minimum requirements of Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) (requiring stockholders’ equity of $6.0 million or more if a company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). On May 16, 2019, the Company was further notified by NYSE American that the Company was not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide requiring stockholders’ equity of $2.0 million or more and $4.0 million or more, respectively, if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. Therefore, the Company is subject to the procedures and requirements of Section 1009 of the Company Guide, and, in compliance with such requirements, the Company submitted a plan to regain compliance on May 11, 2019. The Company was notified on June 27, 2019 that the Company’s plan to regain compliance had been accepted. If the Company does not regain compliance with those standards, or does not make progress consistent with the plan, the NYSE American staff may commence delisting proceedings.

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

As part of our October 2015 offering, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 544,695 shares of our common stock, of which the warrants exercisable for 260,093 shares will expire on March 6, 2020, and the warrants exercisable for 284,602 shares will expire on October 27, 2020 (the “Warrants”). Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise or conversion price of less than $5.00 per share, we have agreed to reduce the exercise price of all Warrants to such lower price. The exercise price of the Warrants is currently set at $0.2061 as a result of the Company’s transaction with Triton Funds. Any further reduction of the exercise price for the Warrants could limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of the Warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of the Warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our principal stockholders Mr. Jian Ping Fu and China Pioneer. As of June 30, 2019, each of Mr. Fu and China Pioneer owned approximately 26% and 25% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

China Pioneer beneficially owns approximately 25% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, facilitated by China Kington in January 2016, two (2) directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Subsequently, Mr. Henry Liu was replaced by Mr. Yanbin “Lawrence” Liu in connection with the closing of the OP Private Placement. Effective March 21, 2019, Mr. Jian Ping Fu purchased all of the 1,700,000 shares previously held by OP Financial Investments Limited, and Mr. Fu now beneficially owns approximately 26% of our common stock. Subsequent to such purchase by Mr. Fu, effective May 1, 2019, Mr. Lawrence Liu resigned from the Company’s Board. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016 and one purchase of Company securities by OP Financial Investments Limited in 2018. Additionally, China Kington facilitated the Promissory Note from Pioneer Hong Kong in February 2019. As a condition of this loan, it has have oversight of our operations, in addition to its presence on our Board of Directors.

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

In addition, were China Pioneer, Pioneer Hong Kong, and/or Mr. Fu to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong, and Mr. Fu could ensure that four (4) of our six (6) directors are either nominees of China Pioneer, Pioneer Hong Kong, or China Kington after our 2021 annual meeting of stockholders. In the interim, China Pioneer, Pioneer Hong Kong, China Kington, and/or Mr. Fu could exert significant indirect influence on us and our management.

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

Our commercialized product Avenova, like our other cleared products, is not approved by the FDA as a drug, and we rely solely on the 510(k) clearance of our products as a medical device.

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

There is significant risk that the FDA or other federal or state law enforcement authorities may determine that the nature and scope of our sales and marketing activities constitutes the promotion of our products for non-FDA-approved uses in violation of applicable law and as the sale of unapproved drugs, which is prohibited under applicable law. We face the risk that the FDA may take enforcement action against us for the way that we promote and sell our products. This risk may grow with the increased visibility of Avenova Direct online. We also face the risk that the FDA or other regulatory authorities might pursue enforcement actions based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities.

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

We intend to rely primarily upon a limited number of pharmaceutical wholesalers in connection with the distribution of Avenova. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability. We rely on our distribution agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation to fill Avenova prescriptions at most of the retail pharmacies in the United States. If they are not able to ensure consistent availability of our product at retail pharmacies, our revenues will suffer. We rely solely on Amazon.com for sales of Avenova Direct. If something were to impair the relationship between NovaBay and Amazon.com it would have a negative impact on our business.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.5	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.6	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.7	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
4.8	Form of Warrant in June 2019 offering	8-K	001-33678	4.2	6/19/2019
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017

10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.8+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.9	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.10	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.11	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.12	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.13	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.14	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.15	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.16†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.17†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.18†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.19†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.20	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.21	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.22	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017
10.23	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
10.24	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019

10.25	First Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated June 25, 2019	8-K	001-33678	10.1	6/26/2019
10.26	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.27	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.28	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019
10.29	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.30	Consulting Agreement between the Company and China Kington, dated March 1, 2019	10-K, as amended	001-33678	10.31	3/29/2019
10.31	Common Stock Purchase Agreement between the Company and Triton Funds LP, dated March 29, 2019	8-K	001-33678	10.1	4/01/2019
10.32	Registration Rights Agreement between the Company and Triton Funds, LP, dated March 29, 2019	8-K	001-33678	10.2	4/01/2019
10.33	Letter Agreement between the Company and Triton Funds LLC, dated March 29, 2019	8-K	001-33678	10.3	4/01/2019
10.34	Securities Purchase Agreement between the Company and certain named purchasers, dated June 17, 2019	8-K	001-33678	10.1	6/19/2019
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: August 7, 2019	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2019	/s/ Jason Raleigh
Jason Raleigh
Chief Financial Officer (principal financial officer)