Form 10-Q
period 2019-09-30
NovaBay Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 27,901,850 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	1

	1.	Consolidated Balance Sheets: September 30, 2019 (unaudited) and December 31, 2018	1

	2.	Consolidated Statements of Operations and Comprehensive Loss (unaudited): Three and nine months ended September 30, 2019 and 2018	2

	3.	Consolidated Statements of Cash Flows (unaudited): Nine months ended September 30, 2019 and 2018	3

	4.	Consolidated Statements of Stockholders’ Equity (unaudited): Three and nine months ended September 30, 2019 and 2018	4

	5.	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.		Controls and Procedures	48

PART II
OTHER INFORMATION

Item 1.		Legal Proceedings	49

Item 1A.		Risk Factors	49

Item 6.		Exhibits	62

SIGNATURES			65

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,020	$3,183
Accounts receivable, net of allowance for doubtful accounts ($24 and $10 at September 30, 2019 and December 31, 2018, respectively)	1,505	3,385
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($135 and $104 at September 30, 2019 and December 31, 2018, respectively)	838	280
Prepaid expenses and other current assets	1,135	1,760
Total current assets	12,498	8,608
Operating lease right-of-use assets	1,435	—
Property and equipment, net	128	201
Other assets	542	552
TOTAL ASSETS	$14,603	$9,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$503	$551
Accrued liabilities	1,642	3,255
Deferred revenue	—	41
Operating lease liabilities	1,058	—
Notes payable, related party	1,155	—
Convertible note	1,890	—
Embedded derivative liability	4	—
Total current liabilities	6,252	3,847
Operating lease liabilities-non-current	627	—
Deferred rent	—	184
Warrant liability	3,902	178
Other liabilities	315	198
Total liabilities	11,096	4,407

Series A non-voting convertible preferred stock, $0.01 par value; 2,700 shares authorized; 2,700 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	584	—
Stockholders' equity :
Common stock, $0.01 par value; 50,000 shares authorized; 25,202 and 17,089 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	252	171
Additional paid-in capital	125,009	119,764
Accumulated deficit	(122,338)	(114,981)
Total stockholders' equity	2,923	4,954
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,603	$9,361

As the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:
Product revenue, net	$1,615	$3,142	$4,854	$8,870
Other revenue	-	-	41	13
Total sales, net	1,615	3,142	4,895	8,883

Product cost of goods sold	401	332	1,145	1,062
Gross profit	1,214	2,810	3,750	7,821

Research and development	49	45	166	152
Sales and marketing	1,544	3,230	6,610	9,603
General and administrative	1,333	1,344	4,136	4,326
Total operating expenses	2,926	4,619	10,912	14,081
Operating loss	(1,712)	(1,809)	(7,162)	(6,260)

Non-cash gain on changes in fair value of warrant liability	1,480	267	936	971
Non-cash gain on changes in fair value of embedded derivative liability	669	-	423	-
Other (expense) income, net	(719)	4	(1,166)	13

Loss before provision for income taxes	(282)	(1,538)	(6,969)	(5,276)
Provision for income tax	-	-	(3)	(1)
Net loss and comprehensive loss	$(282)	$(1,538)	$(6,972)	$(5,277)

Net loss per share attributable to common stockholders (basic)	$(0.01)	$(0.09)	$(0.36)	$(0.31)
Net loss per share attributable to common stockholders (diluted)	$(0.02)	$(0.11)	$(0.36)	$(0.37)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic)	23,096	17,089	19,623	16,864
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (diluted)	23,213	17,148	19,623	17,056

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018

Operating activities:
Net loss	$(6,972)	$(5,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	219
Loss on disposal of property and equipment	32	1
Impairment of operating lease right-of-use assets	125	-
Stock-based compensation expense for options and stock issued to employees and directors	270	413
Stock-based compensation expense for options and stock issued to non-employees	28	18
Stock option modification expense	45	77
Issuance of RSUs to employees	228	-
Non-cash gain on change in fair value of warrant liability	(936)	(971)
Non-cash gain on embedded derivative liability	(423)	-
Interest expense related to amortization of debt issuance and debt discount	498	-
Interest expense related to amortization of debt issuance related to related party notes payable	16	-
Issuance of warrants for service	59	-
Changes in operating assets and liabilities:
Accounts receivable	1,880	1,546
Inventory	(558)	89
Prepaid expenses and other assets	573	379
Operating lease right-of-use assets	679	-
Other assets long-term	10	48
Accounts payable and accrued liabilities	(1,551)	(56)
Operating lease liabilities	(788)	-
Deferred rent	-	(48)
Deferred revenue	(41)	(13)
Related party notes payable	159	-
Long-term obligations	117	-
Net cash (used) in operating activities	(6,500)	(3,575)

Investing activities:
Purchases of property and equipment	(19)	(13)
Net cash (used) by investing activities	(19)	(13)

Financing activities:
Proceeds from preferred stock issuances, net	2,598	—
Proceeds from common stock issuances, net	6,700	5,585
Proceeds from issuance of notes payable, related party	1,000	—
Proceeds from exercise of options, net	189	11
Proceeds from stock options & RSUs sold to cover taxes	4	1
Proceeds from exercise of warrants	67	—
Proceeds from convertible notes, net of discount	2,000	—
Debt issuance cost	(202)	—
Net cash provided by investing activities	12,356	5,597
Net increase in cash, cash equivalents, and restricted cash	5,837	2,009
Cash, cash equivalents and restricted cash, beginning of period	3,658	3,673
Cash, cash equivalents and restricted cash, end of period	$9,495	$5,682

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non cash information:
Cumulative effect of adoption of ASU 606	$—	$2,638
Cumulative effect of adoption of ASU 2017-11	$56	$—
Addition of operating lease, right-of-use asset	$2,473	$—
Fixed asset purchases, included in accounts payable and accrued liabilities	$10	$7
Proceeds from stock options and restricted stock for taxes, in accounts payable and accrued liabilities	$—	$1
Warrant liability transferred to equity	$553	$—
Fair value of warrants issued in connection with financings	$5,269	$—

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-	Accumulated	Stockholders'
2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	17,089	$171	$119,764	$(114,981)	$4,954
Net loss	-	-	-	-	-	(4,189)	(4,189)
Reclassification of Warrant Liability to Equity – see note 2	-	-	-	-	412	(356)	56
Vesting of employee restricted stock awards	-	-	6	-	10	-	10
Stock-based compensation expense related to employee and director stock options	-	-	-	-	107	-	107
Stock-based compensation expense related to non-employee and director stock options	-	-	-	-	7	-	7
Debt discount associated with convertible note – beneficial conversion feature	-	-	-	-	184	-	184
Balance at March 31, 2019	-	$-	17,095	$171	$120,484	$(119,526)	$1,129
Net loss	-	-	-	-	-	(2,501)	(2,501)
Down round feature adjustment related to warrants	-	-	-	-	29	(29)	-
Issuance of common stock in connection with offering, net of offering costs	-	-	3,269	33	2,434	-	2,467
Issuance of common stock in connection with exercise of warrants	-	-	286	3	443	-	446
Issuance of common stock for option exercises	-	-	83	-	189	-	189
Stock-based compensation expense related to employee and director stock options	-	-	-	-	95	-	95
Stock-based compensation expense related to non-employee and director stock options	-	-	-	-	7	-	7
Stock option modification	-	-	-	-	21	-	21
Debt discount associated with convertible note – beneficial conversion feature	-	-	-	-	(184)	-	(184)
Balance at June 30, 2019	-	$-	20,733	$207	$123,518	$(122,056)	$1,669
Net loss	-	-	-	-	-	(282)	(282)
Issuance of Series A Preferred Stock and common stock warrants, net of offering costs	2,700	584	-	-	-	-	-
Issuance of common stock in connection with offering, net of offering costs	-	-	4,198	42	994	-	1,036
Issuance of common stock in connection with exercise of warrants	-	-	103	1	173	-	174
Issuance of RSUs related to employee separation agreement	-	-	168	2	218	-	220
Stock-based compensation expense related to employee and director stock options	-	-	-	-	68	-	68
Stock-based compensation expense related to non-employee and director stock options	-	-	-	-	14	-	14
Stock option modification	-	-	-	-	24	-	24
Balance at September 30, 2019	2,700	$584	25,202	$252	$125,009	$(122,338)	$2,923

					Additional		Total
	Preferred Stock		Common Stock		Paid-	Accumulated	Stockholders'
2018	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	15,385	$154	$113,514	$(111,074)	$2,594
Net loss	-	-	-	-	-	(2,150)	(2,150)
Issuance of common stock in connection with offering	-	-	1,700	17	5,967	-	5,984
Offering costs	-	-	-	-	(393)	-	(393)
Issuance of stock for option exercises	-	-	4	-	11	-	11
Adoption of ASC 606	-	-	-	-	-	2,638	2,638
Stock-based compensation expense related to employee and director stock options	-	-	-	-	102	-	102
Stock-based compensation expense related to non-employee and director stock options	-	-	-	-	7	-	7
Stock option modification	-	-	-	-	77	-	77
Balance at March 31, 2018	-	$-	17,089	$171	$119,285	$(110,586)	$8,870
Net loss	-	-	-	-	-	(1,589)	(1,589)
Offering costs	-	-	-	-	(6)	-	(6)
Stock-based compensation expense related to employee and director stock options	-	-	-	-	148	-	148
Stock-based compensation expense related to non-employee and director stock options	-	-	-	-	6	-	6
Balance at June 30, 2018	-	$-	17,089	$171	$119,433	$(112,175)	$7,429
Net loss	-	-	-	$-	$-	(1,538)	(1,538)
Stock-based compensation expense related to employee and director stock options	-	-	-	-	163	-	163
Stock-based compensation expense related to non-employee and director stock options	-	-	-	-	5	-	5
Balance at September 30, 2018	-	$-	17,089	$171	$119,601	$(113,713)	$6,059

 NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on commercializing and developing its non-antibiotic anti-infective products to address the unmet therapeutic needs of the global, topical anti-infective market with its two distinct product categories: the NEUTROX® family of products and the AGANOCIDE® compounds. The Neutrox family of products includes AVENOVA® for the eye care market, NEUTROPHASE® for the wound care market, and CELLERX® for the aesthetic dermatology market. The Aganocide compounds have target applications in the dermatology and urology markets but are still in a clinical phase and not yet commercially available.

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

Liquidity

Based primarily on the funds available at September 30, 2019, the Company believes these resources will be sufficient to fund its operations into the second quarter of 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and (2) raising additional capital through debt and equity financings or from other sources. The Company may issue securities, including common stock, preferred stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2019, the Company’s cash and cash equivalents were held in one highly-rated, major financial institution in the United States. As of December 31, 2018, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

Beginning fiscal 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. Net cash flows for the three and nine months ended September 30, 2019 and 2018 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the same reported in the consolidated statement of cash flows:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$9,020	$3,183
Restricted cash included in Other assets	475	475
Total cash, cash equivalents, and restricted cash in the statement of cash flows	$9,495	$3,658

The restricted cash amount included in other assets on the consolidated balance sheet represents amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits of cash and cash equivalents with one highly-rated, major financial institution in the United States.

Deposits in this bank may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institution in which the deposits are held.

During the nine months ended September 30, 2019 and 2018, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore, directly to consumers through Amazon.com, and to pharmacies via three major distribution partners.

During the nine months ended September 30, 2019 and 2018, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major distribution or collaboration partner	2019	2018	2019	2018
Distributer A	15%	25%	17%	22%
Distributer B	13%	24%	17%	25%
Distributer C	19%	25%	16%	25%

As of September 30, 2019 and December 31, 2018, accounts receivable from our major distribution or collaboration partners greater than 10% were as follows:

	September 30,	December 31,
Major distribution or collaboration partner	2019	2018
Distributer A	29%	32%
Distributer B	20%	23%
Distributer C	16%	31%

The Company relies on two contract sole source manufacturers to produce its finished goods. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. There is a risk however that third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, related party notes payable, a convertible note, and warrants. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and related party notes payable is carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The convertible note issued in March 2019 (the “Convertible Note”) is carried at cost, which management believes approximates fair value. Additionally, the derivative liability related to certain embedded features contained within the Convertible Note is carried at fair value. The warrant liability is also carried at fair value.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected or identifies amounts due that are in dispute and believes such amounts are unlikely to be collected. As of September 30, 2019 and December 31, 2018, management reserved $24 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At September 30, 2019 and December 31, 2018, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $135 thousand and $104 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand. See Note 8, “Commitments and Contingencies” for further information regarding the impairment. During the third quarter of 2019, the Company recorded an impairment charge of $32 thousand related to previously capitalized software. There was no impairment charge during the three and nine months ended September 30, 2018.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU Topic 606”). The Company’s performance obligations include:

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

Common Stock Warrant Liability

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes valuation method or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of the Company’s judgment.

On January 1, 2019, the Company adopted ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception on a modified retrospective basis. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as liabilities at fair value because of the existence of an anti-dilution feature. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassifying warrant liabilities related to outstanding warrants that have a down round feature to additional paid in capital on its March 31, 2019 consolidated balance sheet, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company’s beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand (see Note 11, “Warrant Liability”).

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted loss per share (“EPS”).

Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) if the contingency is resolved and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of the Series A Preferred Stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be antidilutive.

During the three months ended September 30, 2019 and 2018, the basic EPS was a net loss of $0.01 and $0.09, per share, respectively, and the diluted EPS was a net loss of $0.02 and $0.11, per share, respectively, due to the gain on changes in fair value of warrant liability. During the nine months ended September 30, 2019, both basic and diluted EPS was a net loss of $0.36 per share. During the nine months ended September 30, 2018, the basic EPS was a net loss of $0.31 per share and the diluted EPS was a net loss of $0.37 per share due to the gain on changes in fair value of warrant liability.

The following table sets forth the calculation of basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2019	2018	2019	2018
Net loss	$(282)	$(1,538)	$(6,972)	$(5,277)
Less retained earning reduction related to round down feature triggered	-	-	(29)	-
Net loss, basic	(282)	(1,538)	(7,001)	(5,277)
Less gain on changes in fair value of warrant liability	(75)	(267)	-	(971)
Net loss, diluted	$(357)	$(1,805)	$(7,001)	$(6,248)

Denominator
Weighted average shares outstanding, basic	23,096	17,089	19,623	16,864
Net loss per share, basic	$(0.01)	$(0.09)	$(0.36)	$(0.31)

Weighted average shares outstanding, basic	23,096	17,089	19,623	16,864
Effect of dilutive warrants	117	59	-	192
Weighted average shares outstanding, diluted	23,213	17,148	19,623	17,056
Net loss per share, diluted	$(0.02)	$(0.11)	$(0.36)	$(0.37)

The following outstanding stock options, stock warrants and Series A Preferred Stock were excluded from the diluted net loss per share computation for the three and nine months ended September 30, 2019. The stock options to purchase common stock were excluded as their effect would have been anti-dilutive, the common stock warrants were excluded as they were out-of-the-money, and the Series A Preferred Stock was excluded as such preferred stock was only convertible upon shareholder approval, which occurred on October 9, 2019, subsequent to the period ended September 30, 2019. The following outstanding stock options, stock warrants and convertible preferred stock were excluded from the diluted net loss per share computation for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Period end stock options to purchase common stock	2,240	3,180	2,240	3,180
Period end common stock warrants	8,438	-	8,588	-
Period end Series A Preferred Stock	2,700	-	2,700	-
	13,378	3,180	13,528	3,180

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as mezzanine equity. At all other times, preferred shares are classified as stockholders’ equity.

The Company’s Series A Preferred Stock was classified as mezzanine equity in the Company’s consolidated balance sheet as the conversion trigger was dependent upon shareholder approval (which did not occur until after the quarter end), which is considered to be outside the control of the Company. The Company applied the fair value allocation methodology for allocating the proceeds of $2.7 million received from the Series A financing. The Company first allocated $2.0 million based on the fair value of the warrants issued in connection with the Series A financing as of the issuance date, with residual amount being allocated to the Series A Preferred Stock. Additionally, the issuance cost allocated to Series A Preferred Stock was recorded against Series A Preferred Stock in the Company’s consolidated balance sheet. See Note 12, “Stockholders’ Equity” for further discussion of the allocation of the proceeds and the issuance cost.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaced the prior guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 became effective for the Company beginning in the first quarter of 2019. The Company has implemented the standard using an optional transition method that allows the Company to initially apply the new leases standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit, if applicable, in the period of adoption. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including not reassessing: (1) the lease classification for any expired or existing leases, (2) the treatment of initial direct costs as they relate to existing leases, and (3) whether expired or existing contracts are or contain leases. The Company also elected the practical expedient not to separate lease and non-lease components of its operating leases in which it is the lessee.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2017-11 on a modified retrospective basis effective January 1, 2019. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassifying warrant liabilities related to outstanding warrants that have a down round feature to additional paid-in capital on its March 31, 2019 consolidated balance sheets, and recorded a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2019 (see Note 11, “Warrant Liability”).

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. The Company adopted ASU 2018-07 effective January 1, 2019, and this guidance had an approximately $2 thousand impact on the Company’s financial statements.

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

As of September 30, 2019, the Company’s warrants consist of warrants to purchase the Company’s common stock issued in July 2011, March 2015, October 2015, June 2019 and August 2019, out of which the warrants issued in July 2011, October 2015 and August 2019 are classified as liabilities. The Company's warrant liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the warrant liability using the Black-Scholes valuation method or the Lattice valuation model where deemed appropriate. See Note 11, “Warrant Liability” for further discussion of the calculation of the fair value of the warrant liability.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

		Fair Value Measurements Using
(in thousands)	Balance at	Quoted Prices in	Significant	Significant
	September 30,	Active Markets	Other	Unobservable
	2019	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Cash equivalents	$—	$—	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$3,902	$—	$—	$3,902
Embedded derivative liability	4	—	—	4
Total liabilities	$3,906	$—	$—	$3,906

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$103	$103	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$578	$578	$—	$—

Liabilities
Warrant liability	$178	$—	$—	$178
Total liabilities	$178	$—	$—	$178

Upon adoption of ASU 2017-11 effective January 1, 2019, the Company reclassified 210,586 warrants from warrant liabilities to equity and is no longer required to record the change in fair values for these instruments, resulting in $56 thousand of the fair value of the warrant liabilities being reclassified to stockholders’ equity. 334,109 warrants continued to be classified as a liability as of January 1, 2019, out of which 158,400 warrants were exercised in the second quarter of 2019 and 102,602 warrants were exercised in the third quarter of 2019.

During the three months ended September 30, 2019, the net change in fair value associated with the July 2011 and October 2015 warrants was a decrease of $228 thousand, of which $75 thousand is reported in the Company’s consolidated statement of operations as a gain from the change in fair value of warrant liabilities and approximately $153 thousand as a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the exercise of the warrants. During the nine months ended September 30, 2019, the net change in fair value associated with these warrants was a decrease of $84 thousand, of which $469 thousand is reported in the Company’s consolidated statement of operations as a loss from the change in fair value of warrant liabilities and approximately $553 thousand as a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the exercise of the warrants. In August 2019, the Company issued a total of 7,066,508 warrants to purchase 7,066,508 shares of the Company’s common stock in two security offerings. The Company recorded $5.3 million of warranty liabilities upon issuance of these warrants. During the three months and nine months ended September 30, 2019, the net change in fair value associated with these warrants resulted in a gain of $1.4 million. See Note 11, “Warranty Liability” for further discussion of the calculation of the fair value of the warrant liability.

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2019:

(in thousands)	Level 3
liabilities
Balance at December 31, 2018	$178
Fair value of warrant liability reclass to equity-Adoption of ASU 2017-11	(56)
Increase in fair value of July 2011 and October 2015 warrant liability at March 31, 2019	57
Derivative liability embedded in Convertible Note issued in March 31, 2019	427
Fair value of warrant liability and embedded derivative liability at March 31, 2019	$606
Fair value of July 2011 and October 2015 warrants transferred to equity upon exercise	(400)
Increase in fair value of July 2011 and October 2015 warrant liability at June 30, 2019	487
Increase in fair value of embedded derivative liability at June 30, 2019	246
Fair value of warrant liability and embedded derivative liability at June 30, 2019	$939
Issuance of Domestic, Foreign and Ladenburg warrants	5,269
Decrease in fair value of July 2011 and October 2015 warrant liability at September 30, 2019	(75)
Decrease in fair value of Domestic, Foreign and Ladenburg warrant liability at September 30, 2019	(1,405)
Fair value of October 2015 warrants transferred to equity upon exercise	(153)
Decrease in fair value of embedded derivative liability at Sepember 30, 2019	(669)
Fair value of warrant liability and embedded derivative liability at September 30, 2019	$3,906

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30,	December 31,
	2019	2018
Prepaid sales rebates	$550	$925
Rent receivable	83	108
Prepaid rent	-	130
Prepaid employees’ benefits	6	113
Prepaid dues and subscription	42	130
Prepaid Insurance	175	57
Other	279	297
Total prepaid expenses and other current assets	$1,135	$1,760

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	September 30,	December 31,
	2019	2018
Raw materials and supplies	$176	$217
Finished goods	797	167
Less: Reserve for excess and obsolete inventory	(135)	(104)
Total inventory, net	$838	$280

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Office and laboratory equipment	$24	$24
Furniture and fixtures	157	157
Computer equipment and software	362	385
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	687	710
Less: accumulated depreciation and amortization	(559)	(509)
Total property and equipment, net	$128	$201

Depreciation and amortization expense was $17 thousand and $92 thousand for the three months ended September 30, 2019 and 2018, respectively, and $50 thousand and $219 thousand for the nine months ended September 30, 2019 and 2018, respectively. During the three months and nine months ended September 30, 2019, the Company recorded an impairment charge of $32 thousand related to previously capitalized software. There was no impairment charge during the three and nine months ended September 30, 2018.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30,	December 31,
	2019	2018
Employee payroll and benefits	$552	$708
Avenova contract liabilities	983	2,282
Deferred rent	-	101
Other	107	164
Total accrued liabilities	$1,642	$3,255

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2019.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2019.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration seeking severance in the amount of $370,000 as well as additional damages in connection with his separation from service with the Company. The Company does not believe the claims asserted by Mr. McGovern have any merit, and the Company intends to defend against all such claims. As of September 30, 2019, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Additionally, the Company had an operating lease for 2 copiers which expired in August 2019. The monthly lease payment for the copiers is not material.

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

The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands except lease term and discount rate):

Lease Costs	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$273	$861
Sublease income	(158)	(474)
Net lease cost	$115	$387

Other information
Operational cash flow used for operating leases	$322	$970

September 30, 2019
Weighted-average remaining lease term (in years)	1.8
Weighted-average discount rate	12%

Future lease payments under non-cancelable leases as of September 30, 2019 were as follows (in thousands):

Remaining in 2019	$323
2020	1,045
2021	438
2022	75
Thereafter	—
Total future minimum lease payments	1,881
Less imputed interest	(196)
Total	$1,685

Reported as:
Operating lease liability	$1,058
Operating lease liability- non-current	627
Total	$1,685

Future lease payments to be received under non-cancelable leases as of September 30, 2019 were as follows (in thousands):

Remaining in 2019	$192
2020	577
2021	—
2022	—
Thereafter	—
Total future minimum lease payments	$769

NOTE 9. RELATED PARTY NOTES PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Hong Kong”), which was amended on June 25, 2019 (the “Promissory Note”). The Promissory Note currently bears an interest payment of $300 thousand (initially $150 thousand) and is payable in full upon the Company's next financing with Pioneer Hong Kong and in no event after July 1, 2020 (an extension per the June amendment from the initial maturity date of July 27, 2019). The transaction was facilitated by China Kington Asset Management Co. Ltd. (“China Kington”) which has a perfected security interest in all tangible and intangible assets of the Company. In connection with the Promissory Note, the Company paid China Kington a 2% fee for brokering the transaction and has entered into a consulting agreement with China Kington for a term of one year. Bob Wu, acting in a dual role as a member of the Company’s Board of Directors and as principal of China Kington, will be paid $100 thousand pursuant to such consulting agreement. Debt issuance costs associated with the issuance of the Promissory Note of $20 thousand is recognized and recorded as an offset to the related party notes payable in the consolidated balance sheet. The debt issuance cost is being amortized to interest expense using the effective interest rate method over the term of the Promissory Note, assuming that the Promissory Note will be fully paid on July 1, 2020. The Company determined that the changes in the terms of Promissory Note per the June amendment are accounted for as troubled debt restructurings in accordance with ASC 470, Debt. However, as future undiscounted cash flow is greater than the net carrying value of the original Promissory Note, no gain was recognized. The Company established a new effective interest rate based on the carrying value of the original debt and the revised cash flows.

The interest expense recognized, including amortization of the issuance costs, was $45 thousand and $175 thousand during the three and nine months ended September 30, 2019, respectively.

The Promissory Note is presented as follows as of September 30, 2019:

(in thousands)
Principal amount	$1,000
Unamortized debt issuance costs	(4)
Accrued interst	159
Total debt	1,155
Less: short-term	1,155
Long-term	$—

NOTE 10. CONVERTIBLE NOTE

On March 26, 2019 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of the Closing Date. The Convertible Note has an original principal amount of $2,215,000, bears interest at a rate of 10% per annum and will mature on September 26, 2020, unless earlier paid, redeemed or converted in accordance with its terms. The Company received net proceeds of $2.0 million after deducting an original issue discount of $200 thousand and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized an additional $182 thousand of debt issuance costs associated with the issuance of the Convertible Note.

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

The Company’s prepayment terms represent an embedded call option, the Lender’s share redemption terms represent an embedded put option and certain events of default represent embedded derivatives, each of which require bifurcation. A single derivative comprising all bifurcatable features was measured at fair value using a Monte Carlo simulation model. The key assumptions used to value the combined embedded derivative upon issuance at March 26, 2019 were as follows:

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term	1.5

The key assumptions used to value the combined embedded derivative as of September 30, 2019 were as follows:

As of
Assumption	September 30, 2019
Stock price	$0.61
Equity volatility	179.1%
Risk-free interest rate	1.75%
Remaining term	0.99

The fair value of the combined embedded derivative was $4 thousand as of September 30, 2019. During the three months and nine months ended September 30, 2019, the Company recorded a gain of $669 thousand and $423 thousand, respectively, in the consolidated statements of operations and comprehensive loss.

The aggregate $627 thousand discount, including the original issue discount, and the aggregate $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, were recorded at issuance, and were classified as an offset to the Convertible Note on the consolidated balance sheet. The Convertible Note is presented as follows as of September 30, 2019:

(in thousands)
Principal amount	$2,215
Unamortized discount	(248)
Unamortized debt issuance costs	(77)
Total debt	1,890
Less: short-term	1,890
Long-term	$—

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Note, assuming that the Convertible Note will be redeemed at the maximum $200 thousand per month beginning in September 2019. During the three and nine months ended September 30, 2019, the effective interest rate on the Convertible Note was 52% and 53%, respectively. Interest expense recognized, including amortization of the issuance costs and debt discount, was $293 thousand and $615 thousand during the three and nine months ended September 30, 2019, respectively.

On August 8, 2019, the Company entered into a securities purchase agreement for the sale and issuance of 4,198,566 shares of common stock at an offering price of $1.00 per share. The securities purchase agreement prohibits the Company from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with Iliad Research & Trading, L.P. and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 10, “Convertible Note”, for detailed information related to the convertible note. See Note 12, “Stockholders’ Equity” for further discussion of the terms of the purchase agreement.

The Lender redeemed $200 thousand of the Convertible Note on September 27, 2019 and October 7, 2019, which the Company chose to pay in cash pursuant to the terms of the Securities Purchase Agreement entered into by the Company, dated August 8, 2019. The payments were made on October 1, 2019 and October 11, 2019 respectively. As of September 30, 2019, the Company's contractual maturity of the principal balance of the Convertible Note was as follows:

(in thousands)
Remainder of 2019	$800
2020	1,415
2021 and thereafter	—
Total	$2,215

NOTE 11. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing. As part of this transaction, 139,520 warrants were issued with an exercise price of $33.25 and were exercisable from January 1, 2012 to July 5, 2016. The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as an acquisition of the Company. Under ASC 480, the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss. The Lattice valuation model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity. In addition, after January 5, 2012, and if the closing bid price per share of the common stock in the principal market equals or exceeds $66.50 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders.

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement, dated March 3, 2015, agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (which expired March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in the October 2015 Offering (as defined below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both the warrants with a 15-month term (the “Short-Term Warrants”) and warrants with a five-year term (the “Long-Term Warrants”) issued pursuant to the securities purchase agreement (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement dated June 29, 2011 (the “July 2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the July 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the July 2011 Warrants to March 6, 2020. A price protection provision also was added to both the July 2011 Warrants and March 2015 Warrants, such that if the Company subsequently sells or otherwise disposes of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants will be reduced to that lower price.

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

In February 2016, the strike price of the July 2011 Warrants, March 2015 Warrants and October 2015 Warrants was reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

In May 2019, the strike price of the July 2011 Warrants, March 2015 Warrants and October 2015 Warrants was further reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price.

The key assumptions used to value the July 2011 Warrants as of September 30, 2019 and December 31, 2018 were as follows:

	As of
	September 30,	December 31,
Assumption	2019	2018
Expected price volatility	234%	77%
Expected term (in years)	0.43	1.18
Risk-free interest rate	1.84%	2.60%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.53	$0.29

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

As described in Note 2, “Summary of Significant Account Policies,” upon adoption of ASU 2017-11, the Company determined that excluding the consideration of the down round provision, the Long-Term and the Short-Term Warrants are considered to be indexed to the Company’s stock and should be classified in equity. The Company reclassified warrant liabilities related to the Long-Term Warrants and Short-Term Warrants to additional paid-in capital on its March 31, 2019 consolidated balance sheets, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company's beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand.

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

The key assumptions used to value the October 2015 warrants as of September 30, 2019 and December 31, 2018 were as follows:

	As of
	September 30,	December 31,
Assumption	2019	2018
Expected price volatility	178%	73%
Expected term (in years)	1.08	1.83
Risk-free interest rate	1.74%	2.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.52	$0.38

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

During the fourth quarter of 2016, a total of 363,523 warrants to purchase 363,523 shares of common stock were exercised related to the warrants issued in October 2015, November 2015 and December 2015 resulting in gross proceeds of $0.9 million. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.5 million, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $0.5 million fair value was subsequently transferred to equity as of the date of exercise.

During the second quarter of 2017, a total of 21,000 warrants to purchase 21,000 shares of common stock were exercised related to the Short-Term Warrants and Long-Term Warrants resulting in gross proceeds of $38 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $58 thousand, with any change in fair value recorded in the consolidated income statement and comprehensive loss. The $58 thousand fair value was subsequently transferred to equity as of the date of exercise.

During the second quarter of 2019, a total of 158,400 warrants to purchase 158,400 shares of common stock were exercised related to the July 2011 Warrants and October 2015 Warrants resulting in gross proceeds of $33 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.4 million, with any change in fair value recorded in the consolidated statement of operations and comprehensive loss. The $0.4 million fair value was subsequently transferred to equity as of the date of their exercise.

During the third quarter of 2019, a total of 102,602 warrants to purchase 102,602 shares of common stock were exercised related to the October 2015 Warrants resulting in gross proceeds of $21 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.2 million, with any change in fair value recorded in the consolidated statement of operations and comprehensive loss. The $0.2 million fair value was subsequently transferred to equity as of the date of their exercise.

In August 2019, the Company issued: (1) warrants to purchase up to 4,198,566 shares of Company common stock to certain domestic investors in connection with its registered direct offering of 4,198,566 shares of common stock (the “2019 Domestic Warrants”); (2) warrants to purchase up to 2,700,000 shares of Company common stock to certain foreign investors in connection with a private placement of the Series A Preferred Stock (the “2019 Foreign Warrants”); and (3) warrants to purchase up to 167,942 shares of Company common stock to Ladenburg Thalmann & Co., Inc. for its services as placement agent in the registered direct offering (the “2019 Ladenburg Warrants”). See Note 12, “Stockholders’ Equity” for further discussion of the terms of the financing transactions in August 2019.

The 2019 Domestic Warrants are exercisable six months after the date of issuance and will expire on February 13, 2025, with an exercise price of $1.15. The terms of the 2019 Domestic Warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as an acquisition of the Company. The 2019 Domestic Warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 requires the 2019 Domestic Warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss. The fair value of the 2019 Domestic Warrants at issuance on August 13, 2019 was $3.1 million.

The key assumptions used to value the 2019 Domestic Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Domestic Warrants as of September 30, 2019 were as follows:

As of
September 30,
Assumption	2019
Expected price volatility	151.33%
Expected term (in years)	5.38
Risk-free interest rate	1.56%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.55

The 2019 Ladenburg Warrants were exercisable immediately upon issuance and will expire on August 8, 2024, with an exercise price of $1.25. The terms of the 2019 Ladenburg Warrants are consistent with the 2019 Domestic Warrants, and therefore were classified as liabilities in accordance with ASC 480. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss. The fair value of the 2019 Ladenburg Warrants at issuance on August 13, 2019 was $124 thousand.

The key assumptions used to value the 2019 Ladenburg Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	155.19%
Expected term (in years)	5.00
Risk-free interest rate	1.57%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.74

The key assumptions used to value the 2019 Ladenburg Warrants as of September 30, 2019 were as follows:

As of
September 30,
Assumption	2019
Expected price volatility	156.63%
Expected term (in years)	4.86
Risk-free interest rate	1.55%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.54

The 2019 Foreign Warrants were exercisable upon shareholders’ approval, which was received on October 9, 2019, and will expire on February 13, 2025, with an exercise price of $1.15. The terms of the warrants are consistent with the 2019 Domestic Warrants, and therefore were classified as liabilities in accordance with ASC 480. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss. The fair value of the 2019 Foreign Warrants at issuance on August 13, 2019 was $2.0 million.

 The key assumptions used to value the 2019 Foreign Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Foreign Warrants as of September 30, 2019 were as follows:

As of
September 30,
Assumption	2019
Expected price volatility	151.33%
Expected term (in years)	5.38
Risk-free interest rate	1.56%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.55

The details of the outstanding warrant liability as of September 30, 2019, were as follows:

		Warrant
Shares and dollars in thousands	Shares	Liability
July 2011 Warrants	35	$18
October 2015 Warrants	38	20
2019 Domestic Warrants	4,199	2,296
2019 Foreign Warrants	2,700	1,477
2019 Ladenburg Warrants	168	91
	7,140	$3,902

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. Within that aggregate 5,000,000 authorized shares, the Company specifically authorized and issued 2.7 million shares of Series A Preferred Stock within its certificate of designation in connection with its August 2019 financing as described below.

On August 8, 2019, the Company entered into a securities purchase agreement for the sale of (i) 2,700,000 shares of the Series A Preferred Stock that automatically converted into 2,700,000 shares of common stock, at a ratio of 1:1, upon the approval of the Company’s stockholders, which occurred on October 9, 2019 and (ii) common stock purchase warrants exercisable for 2,700,000 shares of Common Stock.

The rights of the Series A Preferred Stock included the following:

Conversion. As described above, the Series A Preferred Stock automatically converted into 2,700,000 shares of Common Stock, at a ratio of 1:1, upon the approval of the Company’s stockholders, which occurred on October 9, 2019. Prior to stockholder approval, the Preferred Stock was not convertible.

Anti-dilution Protection. The Series A Preferred Stock did not contain any price-based anti-dilution protection.

Liquidation Preference. In the event of the Company’s liquidation, dissolution or winding up (voluntary or involuntary), the holders of Preferred Stock were entitled to receive the same amount as a holder of common stock.

Voting Rights. Shares of Series A Preferred Stock generally had no voting rights except as required by law and certain enumerated voting rights such as increasing the authorized shares of preferred stock.

Dividend Rights. The holders of Series A Preferred Stock were entitled to receive dividends on shares of the Series A Preferred Stock equal (on an as if converted to common stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. The Series A Preferred Stock were not entitled to any other dividends.

Redemption. The Series A Preferred Stock had no redemption rights. The Company was not obligated to redeem or repurchase any shares of Preferred Stock.

As the conversion trigger was dependent upon shareholder approval (which did not occur until after the quarter end) which is considered to be outside the control of the Company, the Series A Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s balance sheet.

The Company applied the fair value allocation methodology for allocating the proceeds of $2.7 million received from the Series A financing. The Company first allocated $2.0 million based on the fair value of the warrants as of the issuance date, with residual amount being allocated to the Series A Preferred Stock. See Note 11, “Warrant Liability” for further discussion of the key assumptions used to value the warrants.

China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $162 thousand. The Company incurred additional issuance costs of $33 thousand. The Company allocated $93 thousand to the warrant liability, which was expensed during the period and $102 thousand was recorded as a reduction to the Series A Preferred Stock.

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

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (“Triton”), pursuant to which the Company has the right to sell up to $3,000,000 of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with Triton, pursuant to which the Company registered such shares for resale by Triton on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of Triton, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC. During the second quarter of 2019, the Company issued to Triton Funds LP an aggregate of 1,747,312 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $360,121. The Company also incurred and paid other offering costs of $122 thousand. On September 5, 2019, the Company received an additional $288 thousand in connection with the financing and recorded the amount in additional paid-in capital from issuance of common stock. No additional shares were issued related to the receipt of $288 thousand.

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

On August 8, 2019, the Company entered into a securities purchase agreement for the sale and issuance of 4,198,566 shares of common stock at an offering price of $1.00 per share. In connection with the securities purchase agreement, the Company issued 4,198,566 warrants to purchase 4,198,566 shares of Company common stock with an exercise price of $1.15. Ladenburg Thalmann & Co. Inc. (“Placement Agent”) served as placement agent for the transaction in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $252 thousand, and the issuance of the 2019 Ladenburg Warrants to purchase up to 167,942 shares of the common stock with an exercise price of $1.25. In addition, the Company reimbursed the Placement Agent $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $312 thousand. The securities purchase agreement limits the Company’s ability to issue new common stock or common stock equivalents for a period of one year (six months if it is an “at the market” offering with the Placement Agent) until the daily volume weighted average price of the Company’s common stock equals or exceeds $2.00 for a period of 10 consecutive days. The Company is prohibited from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with Iliad Research & Trading, L.P. and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 10, “Convertible Note”, for detailed information related to the convertible note.

The Company applied the fair value allocation methodology for allocating the proceeds of $4.2 million received from the financing. The Company first allocated $3.1 million based on the fair value of the 2019 Domestic Warrants as of the issuance date, with the residual amount being allocated to the common stock. See Note 11, “Warrant Liability” for further discussion of the key assumptions used to value the warrants.

In connection with the financing, the Company incurred issuance cost of $488 thousand of which $233 thousand was allocated to the warrant liability and expensed during the period and $255 thousand was recorded as a reduction to additional paid-in capital from the issuance of common stock. As the 2019 Ladenburg Warrants were accounted for as a stock issuance cost, $59 thousand was allocated to the warrant liability and expensed during the period and $65 thousand was recorded as a reduction to additional paid-in capital from the issuance of common stock.

Stock Warrants

In February 2016, the strike price of the July 2011 Warrants, March 2015 Warrants, and October 2015 Warrants was reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

In May 2019, the strike price of the July 2011 Warrants, March 2015 Warrants, and October 2015 Warrants was reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price.

As more fully described in Note 3, “Fair Value Measurements,” the March 2015 Warrants were reclassified from warrant liabilities to equity upon adoption of ASU 2017-11. Upon the down round feature being triggered in May 2019 and the strike price being reduced to $0.2061 per share resulting from the sale of common stock to Triton Funds LP at a price of $0.2061 per share, the Company measured the value of the effect of the down round feature as the difference between (1) the March 2015 Warrants’ fair value (without the down round feature) using the pre-trigger exercise price and (2) the March 2015 Warrants’ fair value (without the down round feature) using the reduced exercise price in accordance with ASC 820, Fair Value Measurements and Disclosures, and as a result, recorded a $29 thousand dividend, which is treated as a reduction to income available to common shareholders in the basic EPS calculation. The July 2011 Warrants and October 2015 Warrants were excluded from this exercise as they were classified as liabilities.

During the second quarter of 2019, a total of 158,400 warrants to purchase 158,400 shares of common stock were exercised related to the October 2015 Warrants resulting in gross proceeds of $33 thousand. Please see Note 11, “Warrant Liability”, for further details.

During the second quarter of 2019, a total of 133,167 warrants to purchase 133,167 shares of common stock were exercised related to the March 2015 Warrants. Out of the 133,167 warrants exercised, 70,000 warrants were exercised in a cashless transaction, resulting in 64,979 shares issued. The remaining warrants were exercised for gross proceeds of $13 thousand.

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

In July 2019, a total of 102,602 warrants to purchase 102,602 shares of common stock were exercised related to the October 2015 Warrants resulting in gross proceeds of $21 thousand. Please see Note 11, “Warrant Liability”, for further details.

In August 2019, the Company issued 4,198,566 warrants to purchase 4,198,566 shares of Company common stock in connection with a registered direct offering of common stock. Such warrants will be exercisable six months after date of issuance and will expire on February 13, 2025, with an exercise price of $1.15. The Company issued 167,942 warrants to purchase 167,942 shares of Company common stock to the Placement Agent in connection with such offering. Such warrants were exercisable immediately upon issuance and will expire on August 8, 2024, with an exercise price of $1.25. Please see the preceding subsection, “Common Stock,” for further details regarding such offering.

In August 2019, the Company also issued 2,700,000 warrants to purchase 2,700,000 shares of Company common stock in connection with its private placement of Series A Preferred Stock. Such warrants were exercisable upon shareholders’ approval and will expire on February 13, 2025, with an exercise price of $1.15. Please see the preceding subsection, “Preferred Stock,” for further details regarding such private placement.

The details of all outstanding warrants as of September 30, 2019, were as follows:

		Weighted-
		Average
		Exercise
(in thousands)	Warrants	Price
Outstanding at December 31, 2018	544	$1.81
Warrants granted	8,438	$1.11
Warrants exercised	(394)	$0.21
Warrants expired	-	$-
Outstanding at September 30, 2019	8,588	$1.09

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of September 30, 2019, there were 1,781,882 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. The term of awards will not be longer than ten years, or in the case of ISOs, not longer than five years with respect to holders of more than ten percent of the Company’s stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. The Company issues new shares to satisfy option exercises under the 2007 Plan and the 2017 Plan.

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2019, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,374	$4.13	8.2	$8
Options granted	140	$0.36
Restricted stock units granted	168	$—
Options exercised	(83)	$2.30
Restricted stock units vested	(173)	$—
Options forfeited/cancelled	(1,185)	$3.62
Restricted stock units cancelled	(1)	$—
Outstanding at September 30, 2019	2,240	$4.24	7.4	$40

Vested and expected to vest at September 30, 2019	2,218	$4.27	7.4	$40

Vested at September 30, 2019	1,769	$4.86	7.1	$—

Exercisable at September 30, 2019	1,769	$4.86	7.1	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2019 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised for the three months ended September 30, 2019. There were 83 thousand stock option awards exercised during the nine months ended September 30, 2019 for which the Company received cash payments of $189 thousand. There was no intrinsic value for stock option awards exercised for the nine months ended September 30, 2019. There were no stock option awards exercised for the three months ended September 30, 2018. There were 4 thousand stock option awards exercised during the nine months ended September 30, 2018 for which the Company received cash payments of $11 thousand. There was no intrinsic value for stock option awards exercised for the nine months ended September 30, 2018.

As of September 30, 2019, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $607 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.40 years.

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black-Scholes-Merton option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2, “Summary of Significant Account Policies,” for a description of the accounting policies that the Company applied to value its stock-based awards.

During the nine months ended September 30, 2019 and 2018, the Company granted options to purchase an aggregate of 140,000 and 819,000 shares of common stock, respectively, to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2019	2018
Expected price volatility	111.15%	88.86%
Expected term (in years)	6.14	5.97
Risk-free interest rate	2.01%	2.71%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.30	$1.64

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

During the nine months ended September 30, 2019, the Company did not grant restricted stock to employees. During the nine months ended September 30, 2018, the Company issued 12 thousand shares of restricted stock to employees.

For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $92 thousand and $163 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $315 thousand and $490 thousand, respectively, for stock-based awards to employees and directors.

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

In September 2019, the Company modified stock options held by Mr. Todd Zavodnick, who resigned as a director of the Company, effective September 11, 2019. The option exercise period for Mr. Todd Zavodnick was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $24 thousand, which is included in the figure above.

Stock-Based Awards to Non-Employee Consultants

During the nine months ended September 30, 2019, the Company did not grant options to purchase shares of common stock to non-employees. During the nine months ended September 30, 2018, the Company granted options to purchase an aggregate of 32 thousand shares of common stock to non-employees.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

Nine Months Ended September 30,
Assumption	2018
Expected price volatility	85.03%
Expected term (in years)	10.0
Risk-free interest rate	2.93%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$2.01

The Company granted 168 thousand shares of fully vested registered stock to non-employee Mr. Mark Sieczkarek in the nine months ended September 30, 2019, as part of his settlement agreement, as described below.  The Company did not grant restricted stock to non-employees in the nine months ended September 30, 2018.

For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $14 thousand and $5 thousand, respectively, related to non-employee consultant stock and option grants. For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $28 thousand and $18 thousand, respectively, related to non-employee consultant stock and option grants.

In July 2019, Mr. Mark Sieczkarek resigned from his position as a director the Company. As part of his separation agreement, in July 2019, the Company paid him the amount due under the agreement via registered stock. The expense related to this separation agreement was accrued for and expensed during July 2019, and the shares were issued to him via fully vested registered stock in July 2019.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$12	$16	$36	$35
Sales and Marketing	18	40	64	119
General and administrative	76	112	243	354
Total stock-based compensation expense	$106	$168	$343	$508

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

The following table presents changes in the Company's contract assets and liabilities for the nine months ended September 30, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$41	$-	$(41)	$-
Contract Liabilities: Accrued Liabilities	1,432	4,982	(5,958)	456
Total	$1,473	$4,982	$(5,999)	$456

 During the nine months ended September 30, 2019 and 2018, the Company recognized the following revenue (in thousands):

	Nine Months Ended September 30,
	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,473	$1,432
New activities in the period:
Performance obligations satisfied	3,422	7,451

	$4,895	$8,883

License, Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer Pharma Holdings Limited, a Shanghai-based company (“China Pioneer”), that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (the “CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

During the three and nine months ended September 30, 2019, the Company earned $0 and $41 thousand in revenue, respectively, due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with PBE. During the three and nine months ended September 30, 2018, the Company earned $0 and $13 thousand in revenue as a result of satisfied performance obligations of sample supply due to Pioneer China and PBE. The Company had $0 and $41 thousand deferred revenue at September 30, 2019 and December 31, 2018, respectively.

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

During the three months ended September 30, 2019 and 2018, the Company earned $1.1 million and $2.5 million, respectively, and $3.6 million and $6.9 million, respectively, for the nine months ended September 30, 2019 and 2018, in product revenue under the Avenova distribution agreements.

Under the Avenova product distribution arrangements, the Company had a contract liability balance of $0.5 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheet. The contract liability as of September 30, 2019 and December 31, 2018 included a prepayment of $0.6 million and $0.9 million rebate, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheet (see Note 4, “Prepaid Expenses and Other Current Assets”).

Since the start of the year the number of pharmacies in our Partner Pharmacy Program has increased to 14, putting us on track to increase Avenova sales through retail pharmacies from one-quarter to one-half of all sales. Our partner pharmacies provide patients with a quality experience that includes a relatively short time between receiving the initial prescription and filling it, fast refills and home delivery. The combination of a pre-negotiated price along with a reduction in coupon and rebate usage improves our gross-to-net and per-script profitability. During the three and nine months ended September 30, 2019, the revenue generated from these pharmacies comprised 20% and 23% of the total product revenue, respectively. During the three and nine months ended September 30, 2018, the revenue generated from these pharmacies comprised 9% of the total product revenue.

Avenova Direct

In an effort to improve patient access, Avenova Direct was launched on June 1, 2019 to U.S. customers exclusively on Amazon.com. Avenova Direct is the same strength hypochlorous formulation as Avenova Rx, but comes in a 20mL size. This channel offers the Company with stable gross-to-net pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to high-deductible health plans, allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complementary social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients. During the three and nine months ended September 30, 2019, the revenue generated from Avenova Direct comprised 21% and 8% of the total product revenue, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the nine months ended September 30, 2019 or September 30, 2018.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Notes Payable” for a description of the Promissory Note issued on February 27, 2019, as amended on June 25, 2019 and Note 12, “Stockholders’ Equity” for a description of the Company’s financing transactions in June 2019 and August 2019.

Related Party Revenue

The Company did not recognize any related party revenues from product sales for the three months ended September 30, 2019; however the Company recognized related party revenues from product sales of $209 thousand for the nine months ended September 30, 2019. The Company did not recognize any related party revenues from product sales for the three and nine months ended September 30, 2018. The Company did not record cost of goods sold for the three months ended September 30, 2019, but the Company did record cost of goods sold of $176 thousand for the nine months ended September 30, 2019. The Company did not recognize any related party revenues from license and collaboration fees for either the three months ended September 30, 2019 or 2018, but the Company did recognize related party revenues from license and collaboration fees of $41 thousand and $13 thousand for the nine months ended September 30, 2019 and 2018, respectively. The license and collaboration fees related to the Company's distribution agreements with China Pioneer, the Company's second largest stockholder. In fulfillment of the performance obligations under this contract, the Company supplied product samples with a cost of $219 thousand for the nine months ended September 30, 2018. Related party accounts receivable was $145 thousand and $39 thousand as of September 30, 2019 and December 31, 2018, respectively. See Note 14, “License, Collaboration and Distribution Agreements” for additional information regarding the Company's distribution agreements with China Pioneer, the Company's second largest stockholder.

Related Party Expenses

The Company paid related party fees of $162 thousand and $0 for the three months ended September 30, 2019 and 2018, respectively. The fee of $162 thousand paid to China Kington during the three months ended September 30, 2019 represented the commission for the private placement with three accredited investors which closed on August 8, 2019. The Company paid related party fees of $376 thousand and $359 thousand for the nine months ended September 30, 2019 and 2018, respectively. A fee of $20 thousand was paid to China Kington in the first quarter of 2019 and represented the broker fee for the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd., and it was recorded as an offset to the related party notes payable in the consolidated balance sheet. For the three and nine months ended September 30, 2019, $1 thousand and $16 thousand were recorded to interest expense using the effective interest rate method over the term of the Promissory Note, respectively. A fee of $50 thousand was paid to Director Bob Wu in the first quarter of 2019 and represented the consulting fees pursuant to that certain Consulting Agreement, between the Company and China Kington, dated March 11, 2019. It was included in the prepaid expenses and other current assets in the consolidated balance sheet and will be amortized over the service period pursuant to the Consulting Agreement. The Company will pay an additional fee of $50 thousand to Director Bob Wu in February 2020 pursuant to the Consulting Agreement. The Company recorded a $25 thousand expense and $58 thousand expense for the three and nine months ended September 30, 2019, respectively. A fee of $144 thousand was paid to China Kington in the second quarter of 2019 and represented the commission for the private placement with three accredited investors which closed on June 26, 2019. The $144 thousand was recorded as an offset to the additional paid-in capital in the consolidated balance sheet. See Note 9, “Related Party Notes Payable” for additional information regarding such fees. The fees paid to China Kington during the nine months ended September 30, 2018 represented the commission on its sale of the Company’s common stock. See Note 12, “Stockholders’ Equity” for additional information regarding such commissions.

NOTE 17. SUBSEQUENT EVENTS

On October 9, 2019, the Company held a special meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders approved (i) the conversion of 2,700,000 shares of the Series A Preferred Stock into 2,700,000 shares of the Company’s common stock, and (ii) the 2,700,000 shares of Company common stock that may be issued upon the exercise of the 2,700,000 2019 Foreign Warrants, in accordance with the stockholder approval requirements of NYSE American LLC Company Guide Section 713(a).

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

Beyond Avenova, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® for the wound care market and CelleRx® for the dermatology market. For NeutroPhase we have established a U.S. distribution partner and an international distribution partner in China. For CelleRx, we began selling directly to the consumer November 1, 2019 on CelleRx.com, a low-cost online distribution channel leveraging much of the same infrastructure already in place for Avenova Direct. Avenova, NeutroPhase, and CelleRx are medical devices cleared by the FDA under the Food and Drug Administration Act Section 510(k).

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

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At September 30, 2019 and December 31, 2018, management had reserved $24 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At September 30, 2019 and December 31, 2018, management had recorded an allowance for excess and obsolete inventory and the lower of cost or estimated net realizable value adjustments of $135 thousand and $104 thousand, respectively.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASU Topic 606. Our performance obligations include:

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/	Cash			Total
	Pharmacy fees	discounts	Rebate	Returns
Balance at December 31, 2018	$(600)	$(61)	$(329)	$(442)	$(1,432)
Current provision related to sales made during current period	(937)	(156)	(3,741)	(148)	(4,982)
Payments	1,356	197	4,261	144	5,958
Balance at September 30, 2019	$(181)	$(20)	$191	$(446)	$(456)

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

Common Stock Warrant Liability

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes valuation method or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of the Company’s judgment.

On January 1, 2019, the Company adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities due to their down round features on a modified retrospective basis. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as liabilities. We will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For warrants classified as equity, we will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
(in thousands)	September 30,		Dollar	Percent
	2019	2018	Change	Change
Statement of Operations
Sales:
Product revenue, net	$1,615	$3,142	$(1,527)	(49%	)
Total sales, net	1,615	3,142	(1,527)	(49%	)

Product cost of goods sold	401	332	69	21%
Gross profit	1,214	2,810	(1,596)	(57%	)

Research and development	49	45	4	9%
Sales and marketing	1,544	3,230	(1,686)	(52%	)
General and administrative	1,333	1,344	(11)	(1%	)
Total operating expenses	2,926	4,619	(1,693)	(37%	)
Operating loss	(1,712)	(1,809)	97	(5%	)

Non-cash gain on changes in fair value of warrant liability	1,480	267	1,213	454%
Non-cash gain on changes in fair value of embedded derivative liability	669	-	669	100%
Other (expense) income, net	(719)	4	(723)	(18075%	)

Loss before provision for income taxes	(282)	(1,538)	1,256	(82%	)
Provision for income tax	-	-	-	-
Net loss and comprehensive loss	$(282)	$(1,538)	$1,256	(82%	)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.5 million, or 49%, to $1.6 million for the three months ended September 30, 2019 from $3.1 million for the three months ended September 30, 2018. The decrease in product revenue, net, is primarily the result of a decrease in the net selling price of Avenova products. The decrease in the net selling price as well as the decrease in the number of units sold of Avenova was largely due to a decrease in insurance coverage of the product by national payors, along with the launch of Avenova Direct which has a lower net selling price.

Product cost of goods sold increased by $69 thousand, or 21%, to $0.4 million for the three months ended September 30, 2019, from $0.3 million for the three months ended September 30, 2018. The increase in product cost of goods sold was primarily the result of a higher production cost.

Gross profit decreased by $1.6 million, or 57%, to $1.2 million for the three months ended September 30, 2019 from $2.8 million for the three months ended September 30, 2018. The decrease in gross profit was primarily the result of decreased product revenue, net.

Research and Development

Research and development expenses increased by $4 thousand, or 9%, to $49 thousand for the three months ended September 30, 2019, from $45 thousand for the three months ended September 30, 2018.

Sales and marketing

Sales and marketing expenses decreased by $1.7 million, or 52%, to $1.5 million for the three months ended September 30, 2019, down from $3.2 million for the three months ended September 30, 2018. The decrease is primarily due to the decrease in sales headcount and employee related costs.

General and administrative

General and administrative expenses were $1.3 million for both the three months ended September 30, 2019 and 2018.

Non-cash gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $1.5 million for the three months ended September 30, 2019, compared to a gain of $267 thousand for the three months ended September 30, 2018.

During the three months ended September 30, 2019 and 2018, the Company incurred a non-cash gain resulting from the reduction in the price of the Company’s common stock price during that period. For additional information regarding the Warrants and their valuation, please see Note 11 in the Notes to Consolidated Financial Statements (Warrant Liability).

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a gain of $669 thousand for the three months ended September 30, 2019. The gain results from the Company’s intent to settle the Convertible Note in cash in lieu of stock pursuant to the Securities Purchase Agreement entered into by the Company in August 2019. For additional information regarding the terms of the Securities Purchase Agreement, please see Note 12 in the Notes to Consolidated Financial Statements (Stockholders’ Equity). The Company did not record a comparable loss or gain for the three months ended September 30, 2018.

Other (expense) income, net

The other (expense) income, net, was an expense of $719 thousand for the three months ended September 30, 2019 compared to an income of $4 thousand for the three months ended September 30, 2018. The expense in 2019 was due to the interest of $43 thousand due on the Promissory Note issued in February 2019, the amortization of discount and issuance cost of $293 thousand related to the Convertible Note issued in March 2019 and the issuance cost of $384 thousand related to issuance of common stock, Series A Preferred Stock and warrants in August 2019. For additional information regarding the Promissory Note, please see Note 9 of the Notes to Consolidated Financial Statements (Related Party Notes Payable). For additional information regarding the Convertible Note, please see Note 10 of the Notes to Consolidated Financial Statements (Convertible Note). For additional information regarding the issuance of common stock, Series A Preferred Stock and warrants in August 2019, please see Note 12 in the Notes to Consolidated Financial Statements (Stockholders’ Equity).

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
(in thousands)	September 30,		Dollar	Percent
	2019	2018	Change	Change
Statement of Operations
Sales:
Product revenue, net	$4,854	$8,870	$(4,016)	(45%	)
Other revenue	41	13	28	215%
Total sales, net	4,895	8,883	(3,988)	(45%	)

Product cost of goods sold	1,145	1,062	83	8%
Gross profit	3,750	7,821	(4,071)	(52%	)

Research and development	166	152	14	9%
Sales and marketing	6,610	9,603	(2,993)	(31%	)
General and administrative	4,136	4,326	(190)	(4%	)
Total operating expenses	10,912	14,081	(3,169)	(23%	)
Operating loss	(7,162)	(6,260)	(902)	14%

Non-cash gain on changes in fair value of warrant liability	936	971	(35)	(4%	)
Non-cash gain on changes in fair value of embedded derivative liability	423	-	423	(100%	)
Other (expense) income, net	(1,166)	13	(1,179)	(9069%	)

Loss before provision for income taxes	(6,969)	(5,276)	(1,693)	32%
Provision for income tax	(3)	(1)	(2)	200%
Net loss and comprehensive loss	$(6,972)	$(5,277)	$(1,695)	32%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $4.0 million, or 45%, to $4.9 million from $8.9 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease in product revenue, net, is primarily the result of a decrease in the number of Avenova units sold as well as a decrease in the net selling price of Avenova products. The decrease in the net selling price as well as the decrease in the number of units sold of Avenova was largely due to a decrease in insurance coverage of the product by national payors, along with the launch of Avenova Direct which has a lower net selling price.

Other revenue increased by $28 thousand, or 215%, to $41 thousand from $13 thousand for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Product cost of goods sold was $1.1 million for both the nine months ended September 30, 2019 and 2018.

Gross profit decreased by $4.0 million, or 52%, to $3.8 million for the nine months ended September 30, 2019 from $7.8 million for the nine months ended September 30, 2018. The decrease in gross profit was primarily the result of decreased product revenue.

Research and Development

Research and development expenses increased by $14 thousand, or 9%, to $166 thousand for the nine months ended September 30, 2019, from $152 thousand for the nine months ended September 30, 2018.

Sales and marketing

Sales and marketing expenses decreased by $3.0 million, or 31%, to $6.6 million for the nine months ended September 30, 2019, down from $9.6 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in sales representative headcount, along with a decrease in consultants and marketing programs.

General and administrative

General and administrative expenses decreased by $0.2 million, or 4%, to $4.1 million for the nine months ended September 30, 2019, down from $4.3 million for the nine months ended September 30, 2018. The decrease is primarily a result of the resignation of the then CEO/CFO in the first quarter of 2019, resulting in lower salary paid.

Non-cash gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $0.9 million for the nine months ended September 30, 2019, compared to a gain of $1.0 million for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 and 2018, the Company incurred a non-cash gain related to a change in the fair value of warrant liability that was caused by a decrease in the price of the Company’s common stock. For additional information regarding the Warrants and their valuation, please see Note 11 in the Notes to Consolidated Financial Statements (Warrant Liability).

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a gain of $423 thousand for the nine months ended September 30, 2019. The gain results from the Company’s intent to settle the Convertible Note in cash in lieu of stock pursuant to the Securities Purchase Agreement entered into by the Company in August 2019. For additional information regarding the terms of the Securities Purchase Agreement, please see Note 12 in the Notes to Consolidated Financial Statements (Stockholders’ Equity). The Company did not record a comparable loss or gain for the first nine months of 2018.

Other (expense) income, net

The other (expense) income, net, was an expense of $1.2 million compared to an income of $13 thousand for the nine months ended September 30, 2019 and 2018, respectively. The expense was due to the interest of $159 thousand due on the Promissory Note issued in February 2019, the amortization of the issuance cost of $16 thousand related to the Promissory Note issued in February 2019, the amortization of discount and issuance cost of $615 thousand related to the Convertible Note issued in March 2019, and the issuance cost of $384 thousand related to issuance of common stock, Series A Preferred Stock and warrants in August 2019. For additional information regarding the Promissory Note, please see Note 9 of the Notes to Consolidated Financial Statements (Related Party Notes Payable). For additional information regarding the Convertible Note, please see Note 10 of the Notes to Consolidated Financial Statements (Convertible Note). For additional information regarding the issuance of common stock, Series A Preferred Stock and warrants in August 2019, please see Note 12 in the Notes to Consolidated Financial Statements (Stockholders’ Equity).

Financial Condition, Liquidity and Capital Resources

As of September 30, 2019, our cash and cash equivalents were $9.0 million, compared to $3.2 million as of December 31, 2018. Based primarily on the funds available at September 30, 2019, the Company believes these resources will be sufficient to fund its operations into the second quarter of 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and (2) raising additional capital through debt and equity financings or from other sources. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $6.5 million compared to $3.6 million for the nine months ended September 30, 2018. The increase was primarily due to the increase in net loss by $1.7 million due to decreased product sales combined with reduction in insurance coverage of the product by national payors, unfavorable changes in working capital of $1.5 million and gain on change of the derivative liability fair value by $0.4 million, offset by the impairment of right-of-use assets of $0.1 million, an increase in stock-based compensation expense of $0.1 million, and interest expense related to amortization of debt issuance cost and debt discount of $0.5 million.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities for the purchase of property and equipment was $19 thousand, compared to $13 thousand for the nine months ended September 30, 2018.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $12.4 million for the nine months ended September 30, 2019, which was mainly attributable to the net proceeds from the private placement with three accredited investors in June 2019, issuance of common stock to Triton Funds LP, issuance of the Promissory Note to Pioneer Hong Kong, issuance of the Convertible Note to Iliad Research and Trading L.P., issuance of common stock in a direct registered offering in August 2019 and issuance of the Series A Preferred Stock in a private placement in August 2019. Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2018, which was mainly attributable to the net proceeds from the issuance of common stock related to the share purchase agreement with OP Financial Investments Limited.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of $100.0 million and $84.1 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $5.2 million that will carryforward indefinitely but are subject to the 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2018, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of September 30, 2019 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility leases	$1,201	$620	$-	$-	$1,821
Vehicle leases	60	-	-	-	60
Total	$1,261	$620	$-	$-	$1,881

Our commitments as of September 30, 2019 consist of two operating facility leases and 54 operating vehicle leases.

The total commitment for the Office Lease as of September 30, 2019 was $1.0 million due over the lease term, compared to $1.4 million as of December 31, 2018.

The total commitment of the EmeryStation lease as of September 30, 2019 was $0.8 million due over such lease term, compared to $1.3 million as of December 31, 2018. On July 11, 2016, we entered into a sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $192 thousand and $577 thousand in the years ending December 31, 2019 and 2020, respectively, under the sublease for the lease of Emery Station.

Additionally, we have operating leases for a fleet of 54 vehicles, which commenced upon the delivery of the vehicles during the first quarter 2017. The total commitment for these leases as of September 30, 2019 was $60 thousand due over the lease terms, compared to $176 thousand as of December 31, 2018.

We had operating leases for 2 copiers, which expired in August 2019. There was no commitment for the lease as of September 30, 2019.

See Note 8 of the Notes to Consolidated Financial Statements (Commitments and Contingencies) for further information regarding these leases.

Recent Events

On October 9, 2019, the Company held a special meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders approved (i) the conversion of 2,700,000 shares of the Series A Preferred Stock into 2,700,000 shares of Company common stock, and (ii) the 2,700,000 shares of Company common stock that may be issued upon the exercise of the 2,700,000 2019 Foreign Warrants, in accordance with the stockholder approval requirements of NYSE American LLC Company Guide Section 713(a).

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration seeking severance in the amount of $370,000 as well as additional damages in connection with his separation from service with the Company. The Company does not believe the claims asserted by Mr. McGovern have any merit, and the Company intends to defend against all such claims. As of September 30, 2019, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues, as we continue to invest in our Avenova commercialization efforts. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Any additional financing that we are able to secure in the near-term may be limited and may only provide working capital sufficient into the second quarter of 2020. As such, additional funding will be needed in both the short- and long-term in order to pursue our business plan, which includes a direct-to-consumer marketing campaign for Avenova Direct, maintaining a small salesforce in the U.S. for Avenova, increasing market penetration for our existing commercial products, research and development for additional product offerings, seeking regulatory approval for these product candidates, and pursuing their commercialization in the United States, Asia, and other markets. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

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

As part of our October 2015 offering, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 544,695 shares of our common stock, of which the warrants exercisable for 260,093 shares will expire on March 6, 2020, and the warrants exercisable for 284,602 shares will expire on October 27, 2020 (the “Warrants”). Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise or conversion price of less than $5.00 per share, we have agreed to reduce the exercise price of all Warrants to such lower price. The exercise price of the Warrants is currently set at $0.2061 as a result of the Company’s transaction with Triton Funds LP. Any further reduction of the exercise price for the Warrants could limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of the Warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we have extended the expiration dates or adjusted other terms of the Warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our two largest stockholders, Mr. Jian Ping Fu and China Pioneer. As of October 14, 2019, each of Mr. Fu and China Pioneer owned approximately 19.0% and 18.6% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

China Pioneer beneficially owns approximately 18.6% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of our Bridge Loan, facilitated by China Kington in January 2016, two (2) directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Subsequently, Mr. Henry Liu was replaced by Mr. Yanbin “Lawrence” Liu in connection with the closing of the OP Private Placement. Effective March 21, 2019, Mr. Jian Ping Fu purchased all of the 1,700,000 shares previously held by OP Financial Investments Limited, and Mr. Fu now beneficially owns approximately 19.0% of our common stock. Subsequent to such purchase by Mr. Fu, effective May 1, 2019, Mr. Lawrence Liu resigned from the Company’s Board. On July 20, 2019, Mr. Xiaopei (Ray) Wang, a nominee of Mr. Fu, was appointed to the Board of Directors. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016, one purchase of Company securities by OP Financial Investments Limited in 2018 and two private placements in 2019. Additionally, China Kington facilitated the Promissory Note from Pioneer Hong Kong in February 2019. As a condition of this loan, it has have oversight of our operations, in addition to its presence on our Board of Directors.

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

The results of these inspections can include inspectional observations on FDA’s Form 483, untitled letters, warning letters, or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our FDA-cleared products are ineffective, make additional therapeutic claims that are not commensurate to the accepted labeling claims, or pose an unreasonable health risk, the FDA could take a number of regulatory actions, including but not limited to, preventing us from manufacturing any or all of our devices or performing laboratory testing on human specimens, which could materially adversely affect our business.

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

Despite all reasonable efforts to ensure safety, it is possible that we or our distributors will sell Avenova or NeutroPhase or products that we currently do not sell but may sell in the future such as intelli-Case, which are defective, to which patients react in an unexpected manner, or which are alleged to have side effects. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management's time and attention, and could have a material adverse effect on our financial condition, business and results of operations.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.5	Form of 2019 Domestic Warrant issued in August 2019	8-K	001-33678	4.1	8/9/2019
4.6	Form of 2019 Foreign Warrant issued in August 2019	8-K	001-33678	4.2	8/9/2019
4.7	Registration Rights Agreement (between the Company, Pioneer Pharma (Singapore) Pte. Ltd., and Anson Investments Master Fund LP, et al.)	8-K	001-33678	10.2	3/09/2015
4.8	Registration Rights Agreement (between the Company, China Kington Investment Co. Ltd. and Dr. Dean Rider)	10-Q	001-33678	4.9	8/13/2015
4.9	Registration Rights Agreement (among the Company and each of the purchasers named therein).	8-K	001-33678	4.2	4/05/2016
4.10	Form of Warrant in June 2019 offering	8-K	001-33678	4.2	6/19/2019
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010

10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Lewis Stuart)	8-K	001-33678	10.1	11/28/2017
10.8+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	12/20/2017
10.9	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.10	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.11	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.12	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.13	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.14	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.15	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.16†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.17†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.18†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.19†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.20	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.21	Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	10-Q	001-33678	10.1	11/14/2017
10.22	Amended and Restated Share Purchase Agreement (by and between the Company and Ch-gemstone Capital (Beijing) Co., Ltd.) (terminated January 31, 2018)	8-K	001-33678	10.1	11/21/2017
10.23	Share Purchase Agreement (by and between the Company and OP Financial Investments Limited)	8-K	001-33678	10.1	2/06/2018
10.24	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019

10.25	First Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated June 25, 2019	8-K	001-33678	10.1	6/26/2019
10.26	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.27	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.28	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019
10.29	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.30	Consulting Agreement between the Company and China Kington, dated March 1, 2019	10-K, as amended	001-33678	10.31	3/29/2019
10.31	Common Stock Purchase Agreement between the Company and Triton Funds LP, dated March 29, 2019	8-K	001-33678	10.1	4/01/2019
10.32	Registration Rights Agreement between the Company and Triton Funds, LP, dated March 29, 2019	8-K	001-33678	10.2	4/01/2019
10.33	Letter Agreement between the Company and Triton Funds LLC, dated March 29, 2019	8-K	001-33678	10.3	4/01/2019
10.34	Securities Purchase Agreement between the Company and certain named purchasers, dated June 17, 2019	8-K	001-33678	10.1	6/19/2019
10.35	Placement Agency Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated August 8, 2019	8-K	001-33678	1.1	8/9/2019
10.36	Form of Securities Purchase Agreement between the Company and certain named domestic purchasers, dated August 8, 2019	8-K	001-33678	10.1	8/9/2019
10.37	Securities Purchase Agreement between the Company and certain named foreign purchasers, dated August 8, 2019	8-K	001-33678	10.2	8/9/2019
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: November 7, 2019	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2019	/s/ Jason Raleigh
Jason Raleigh
Chief Financial Officer (principal financial officer)