Form 10-K
period 2019-12-31
NovaBay Pharmaceuticals, Inc.
filed 2020-03-26
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE American, was approximately $15,627,956. This figure excludes an aggregate of 11,485,433 shares of common stock held by affiliates, including officers and directors, as of June 30, 2019. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 24, 2020, there were 28,010,564 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

NovaBay Pharmaceuticals, Inc. is a medical device company predominately focused on eye care. For the past four years, we have been focused primarily on commercializing Avenova®, an FDA cleared product sold in the United States for cleansing and removing foreign material including microorganisms and debris from skin around the eye, including the eyelid.

Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid. Avenova has proven in laboratory testing to have broad antimicrobial properties as a preservative in solution as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid.

In the first quarter of 2019, our gross and net revenue and profit margins were adversely affected when many national insurance payors stopped reimbursing customers for their purchase of Avenova. Despite consistent demand for Avenova, we were challenged by the costs of maintaining an expanded commercial organization with our new lower net selling price. In the first quarter of 2019, we made a strategic shift by significantly reducing the number of field sales representatives by about three-quarters and redeploying our remaining representatives in territories that account for about 95% of retail pharmacy sales. This shift allowed us to effectively utilize our streamlined commercial resources to reach higher-prescribing physicians while significantly reducing our operating expenses.

Going forward, our core business strategy is centered around increasing sales of Avenova in all distribution channels: (1) Avenova Direct, our direct-to-consumer model, allowing customers to forego time-consuming doctor visits and trips to the pharmacy; (2) Retail Pharmacies, selling to consumers through local pharmacies across 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our Buy-and-Sell channel, allowing patients to buy Avenova during their office visits to their preferred eye care specialist.

Beyond Avenova, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® for the wound care market and CelleRx® for the dermatology market. For NeutroPhase, we have established a U.S. distribution partner and an international distribution partner in China. For CelleRx, we began selling directly to the consumer on November 1, 2019 through CelleRx.com, a low-cost online distribution channel leveraging much of the same infrastructure already in place for Avenova Direct. Avenova, NeutroPhase, and CelleRx are medical devices cleared by the FDA under the Food and Drug Administration Act Section 510(k).

Avenova

Avenova is a proprietary solution with hypochlorous acid that acts as an antimicrobial preservative in solution and has been shown to neutralize bacterial toxins in laboratory tests. Because it is a gentle isotonic solution, we believe that it is well suited for daily use. We believe that Avenova offers distinct advantages when compared to alternative regimens that contain soaps, bleach, and other impurities, as Avenova removes unwanted microorganisms from the skin without the use of harmful ingredients such as detergents and bleach.

We currently believe our target market is the millions of Americans who suffer from minor irritation of the skin around the eye (commonly referred to as blepharitis). We began selling Avenova in the United States in 2014. We have distribution agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation that make Avenova accessible nationwide in nearly all retail pharmacies across the United States, and we have entered into certain agreements directly with some preferred pharmacy networks. These agreements with partner pharmacies provide greater control over the patient experience at consistent contract pricing. Avenova is also marketed through numerous ophthalmology and optometry networks, including some specialty pharmacy groups that specialize in obtaining patient refills and maintaining patient compliance.

Avenova Direct was launched on June 1, 2019 to U.S. customers exclusively on Amazon.com. Avenova Direct is the same strength hypochlorous formulation as Avenova Rx, but comes in a smaller 20mL size and is sold without a prescription. This channel offers the Company stable gross-to-net pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to increased cost shifting to consumers through high-deductible health plans, and adds convenience by allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complimentary social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients.

We expect that our prescription business will continue to be an important part of total Avenova sales because the support for Avenova from the medical community is important to maintaining its reputation as a preferred product. Although we are seeking and have pursued new distribution channels such as Avenova Direct, we continue to focus the efforts of our sales staff on building our prescription business under a value pricing model. We maintain a rebate program for electronic payment transactions and in the form of instant rebate cards. The rebate cards are intended to be used by patients who either do not have insurance coverage or whose insurance coverage does not cover Avenova, thereby lowering the price for the patient at the pharmacy. Our partner pharmacies ensure that proper insurance reimbursement occurs, and that our patients are receiving the best possible price.

We also expect to invest in systems that support prescribing physicians' efforts to educate their patients. We believe we have made it easier for doctors to get Avenova into the hands of patients by providing availability through well-known national pharmacy chains, partner pharmacies, directly through the practitioners' office or Avenova Direct.

Competitors for Avenova

There are many companies that sell lid and lash scrubs, most of which, to the best of our knowledge, are surfactant (soap) based. Unlike its competitors, Avenova consists solely of saline and 0.01% pure hypochlorous acid, without the bleach impurities included in competitive offerings. While newer over-the-counter products have recently been commercially launched, they all include bleach or other impurities. Because Avenova lacks these impurities, we believe that physicians and their patients will choose Avenova over other competitive prescription products or over-the-counter hypochlorous acid products. While cheaper antibacterial soaps are commonly used to reduce or prevent bacterial contamination on the skin, we do not view them as effective competitors of Avenova.

CelleRx (Dermatology)

Created for cosmetic procedures, CelleRx (0.01% hypochlorous acid as a preservative in solution), an FDA-cleared medical device, is a cleansing solution intended for use after laser resurfacing, chemical peels and other cosmetic surgery procedures. We believe that CelleRx is superior to Dakin solution, which contains bleach impurities. Beginning November 1, 2019, we now sell CelleRx directly to the consumer through CelleRx.com, our online distribution channel.

NeutroPhase (Wound Care)

Consisting of 0.03% hypochlorous acid, NeutroPhase, an FDA-cleared medical device, is used to cleanse and remove microorganisms from any type of acute or chronic wound, and can be used with any type of wound care modality.

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

Aganocide® Compounds

This second product category includes auriclosene®, (NVC-422), our lead clinical-stage Aganocide compound, which is a patented, synthetic molecule with a broad spectrum of uses against bacteria, viruses and fungi. Our Aganocide compound is a derivative of the naturally occurring dichlorotaurine, mimicking the anti-infective chemistry and mechanism of action that human white blood cells, known as leukocytes, use against infections. Our Aganocide compound possesses a significantly reduced likelihood of bacteria or viruses developing resistance, which is critical for advanced anti-infectives. The World Health Organization has issued the international nonproprietary name ("INN") "auriclosene" or NVC-422. Each INN is a globally recognized unique name, and we believe INNs facilitate the identification of active pharmaceutical ingredients. Auriclosene is a novel chemical entity and was granted composition of matter patent protection to 2024 by the U.S. Patent Office. Although we conducted clinical trials using the Aganocide compounds from 2007 to 2015, none have received FDA approval, and we therefore cannot commercialize these compounds in the United States.

Customers, Manufacturing and Suppliers

Historically, our salesforce primarily called on ophthalmologists, optometrists, and other eye care professionals who can prescribe Avenova. There are currently over 7,000 doctors prescribing Avenova in the United States. These doctors have written approximately 135,000 prescriptions in the United States for Avenova in 2019. Although the number of prescribing physicians who write more than 10 scripts per month has risen dramatically, no individual doctor represented in excess of 10% of our revenues for the year ended December 31, 2019.

Now, in addition to prescriptions, U.S. customers have direct access to Avenova through Avenova Direct. Since the consumer launch of Avenova Direct on Amazon.com and Avenova.com on June 1, 2019, this distribution channel has generated $1.0 million in revenue.  During the second half of the year Avenova Direct accounted for 28% of all Avenova revenue and 43% of all Avenova units sold across all channels.  Similarly, CelleRx is distributed to customers through an online channel, CelleRx.com, while NeutroPhase relies on distribution partners.

We currently outsource manufacturing of Avenova, CelleRx and NeutroPhase to two contract manufacturers with facilities located in the United States. We believe our contract manufacturers have adequate manufacturing capacity to satisfy our demands and additional contract manufacturers are also available should they be required.

All raw materials and other supplies utilized in the manufacturing process of our contract manufacturers are available from various third-party suppliers in quantities adequate to meet our needs.

Intellectual Property

We believe patents and other proprietary rights are important to our business. We also rely on trade secrets and know-how to maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how and technological innovation to operate, without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. In order to maintain our trade secrets, we have entered into confidentiality/invention rights agreements with all our employees and confidentiality agreements with our contract manufacturers.

As of December 31, 2019, we maintain many worldwide patents. Our issued patents are within two patent families: Neutrox hypochlorous acid and Aganocide compounds. The Neutrox hypochlorous acid patents underlay our Avenova products, which is our primary business, as well as CelleRx and NeutroPhase. Within our Neutrox hypochlorous acid patent family, we own two issued U.S. patents and eight issued foreign patents. The Aganocide compound patent family underlay products that are still in clinical stages, which we are not currently developing as we are instead focused almost exclusively on Avenova. Within our Aganocide compound patent family, we own eight issued U.S. patents.

Research and Development

For the years ended December 31, 2019 and 2018, we incurred total research and development expenses of approximately $0.2 million and $0.3 million, respectively. Pursuant to our business strategy focusing our resources on growing the commercial sales of Avenova and maintaining expense, we are currently not conducting any substantive research and development. Any substantial research and development costs incurred in the future would likely be related to our urology program, which we do not expect to move forward at this time.

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

FDA Approval/Clearance Requirements

Unless an exemption applies, each medical device that we wish to market in the U.S. must receive FDA 510(k) clearance. It has been the Company's experience thus far that the FDA's 510(k) clearance process usually takes from four to 12 months, but can last significantly longer. We cannot be sure that 510(k) clearance will ever be obtained for any product we propose to market. We have obtained the required FDA clearance for all of our current products that require such clearance.

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

Class III devices are those devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the PMA process described below. PMA applications (and supplemental PMA applications) are subject to significantly higher user fees under MDUFMA than are 510(k) PMNs. None of our products are Class III devices.

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

Third-Party Reimbursement

Customers who are prescribed our product generally rely on third-party payors, such as indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of our product. As a result, demand for our product is dependent in part on the coverage and reimbursement policies of these payors.

Private payors often follow the coverage and reimbursement policies of Medicare. We cannot assure you that private third-party payors will cover and reimburse our products in whole or in part in the future or that payment rates will be adequate. Most importantly, in 2019, we received notices from several national payors that Avenova would not be covered. Currently, none of our products are reimbursed by federal healthcare programs, such as Medicare and Medicaid, and we do not anticipate they will be reimbursed by such programs in the future.

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

Employees

As of December 31, 2019, we had a total of 28 employees, 26 of whom were full-time employees and 2 were part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our principal executive office and administrative operations are located in Emeryville, California. On August 24, 2016, we entered into an Office Lease (the "Lease"), pursuant to which we leased approximately 7,799 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC (the "Landlord"), for our principal executive offices. The expiration date of the Lease is February 28, 2022, unless earlier terminated pursuant to any provision of the Lease. The Company has the option to extend the term of the Lease for one five (5)-year period upon written notice to the Landlord due no earlier than twelve (12) months and no later than nine (9) months prior to the expiration of the Lease. We believe that our office and administration facilities are suitable and adequate for our current operations, but we may require additional space and facilities as our business expands.

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

On August 8, 2019, the Company entered into a securities purchase agreement (the “August SPA”) with certain domestic investors for the sale and issuance of 4,198,566 shares of common stock in a registered direct offering and 4,198,566 warrants exercisable for 4,198,566 shares of common stock in a simultaneous private placement at an offering price of $1.00 per share. The August SPA prohibits the Company from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with Iliad Research & Trading, L.P. and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. The Lender started redeeming $200 thousand of the Convertible Note every month since September 27, 2019. As of December 31, 2019, the Company had repaid a total of $800 thousand, $652 thousand of which was applied against the outstanding balance of the convertible note. See Note 10, “Convertible Note” of the Notes to Consolidated Financial Statements for detailed information related to the convertible note.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2020 expenses will exceed our 2020 revenues, as we continue to invest in our Avenova commercialization efforts. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Any additional financing that we are able to secure in the near-term may be limited and may only provide working capital sufficient into the second quarter of 2020. As such, additional funding will be needed in both the short- and long-term in order to pursue our business plan, which includes a direct-to-consumer marketing campaign for Avenova Direct, maintaining a small salesforce in the U.S. for Avenova, increasing market penetration for our existing commercial products, research and development for additional product offerings, seeking regulatory approval for these product candidates, and pursuing their commercialization in the United States, Asia, and other markets. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

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

On April 12, 2019, we received a letter from the NYSE American notifying us that our stockholders’ equity as of December 31, 2018 was below the minimum requirements of Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) (requiring stockholders’ equity of $6.0 million or more if a company has reported losses from continuing operations and/or net losses in its five most recent fiscal years) and requiring the Company to submit a plan to regain compliance by October 12, 2020. On May 16, 2019, the Company was further notified by NYSE American that the Company was not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide requiring stockholders’ equity of $2.0 million or more and $4.0 million or more, respectively, if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. Therefore, the Company is subject to the procedures and requirements of Section 1009 of the Company Guide, and, in compliance with such requirements, the Company submitted a plan to regain compliance on May 11, 2019. The Company was notified on June 27, 2019 that the Company’s plan to regain compliance had been accepted. If the Company does not regain compliance with those standards, or does not make progress consistent with the plan, the NYSE American staff may commence delisting proceedings.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our two largest stockholders, Mr. Jian Ping Fu and China Pioneer Pharma Holdings Limited (“China Pioneer”). As of March 24, 2020, each of Mr. Fu and China Pioneer owned approximately 18.9% and 18.5% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

China Pioneer beneficially owns approximately 18.6% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of a certain bridge loan, facilitated by China Kington in January 2016, two (2) directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Subsequently, Mr. Henry Liu was replaced by Mr. Yanbin “Lawrence” Liu in connection with the closing of the OP Private Placement (as defined below). Effective March 21, 2019, Mr. Jian Ping Fu purchased all of the 1,700,000 shares previously held by OP Financial Investments Limited, and Mr. Fu now beneficially owns approximately 19.0% of our common stock. Subsequent to such purchase by Mr. Fu, effective May 1, 2019, Mr. Lawrence Liu resigned from the Company’s Board. On July 20, 2019, Mr. Xiaopei (Ray) Wang, a nominee of Mr. Fu, was appointed to the Board of Directors. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016, one purchase of Company securities by OP Financial Investments Limited in 2018 and two private placements in 2019. Additionally, China Kington facilitated the Promissory Note from Pioneer Hong Kong in February 2019.

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

In addition, were China Pioneer, Pioneer Hong Kong, and/or Mr. Fu to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer, Pioneer Hong Kong, and Mr. Fu could ensure that four (4) of our seven (7) directors are either nominees of China Pioneer, Pioneer Hong Kong, or China Kington after our 2021 annual meeting of stockholders. In the interim, China Pioneer, Pioneer Hong Kong, China Kington, and/or Mr. Fu could exert significant indirect influence on us and our management.

If we conduct offerings in the future, the price at which we offer our securities may trigger a price protection provision included in warrants originally issued in October 2015, reducing the probability and magnitude of any future share price appreciation.

As part of our October 2015 offering, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 150,526 shares of our common stock, of which the warrants exercisable for 112,526 shares expired on March 6, 2020 (with the warrants exercisable for 394,169 shares previously exercised), and the warrants exercisable for 38,000 shares will expire on October 27, 2020 (the “Warrants”). Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise or conversion price of less than $5.00 per share, we agreed to reduce the exercise price of all Warrants to such lower price (with such provision only applicable to the October 2015 Warrants due to the expiration of the July 2011 Warrants and March 2015 Warrants). The exercise price of the October 2015 Warrants is currently set at $0.2061 as a result of the Company’s transaction with Triton Funds LP. Any further reduction of the exercise price for the October 2015 Warrants could limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of the October 2015 Warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we extended the expiration dates or adjusted other terms of the Warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future to the October 2015. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

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

The future success of our business is largely dependent upon the successful commercialization of Avenova, which has a limited commercial history but constituted approximately 96% of our revenue for 2019. We are dedicating a substantial amount of our resources to advance Avenova aggressively. If we are unsuccessful in Avenova's broad commercialization, we may not have the resources necessary to continue our business in its current form. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

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

The sale of Avenova will be subject to, among other things, regulatory and commercial and market uncertainties that may be outside of our control. Products that are approved or cleared for marketing by the FDA may be materially adversely impacted by the emergence of new industry standards and practices or regulations that could render Avenova as well as our other cleared products less competitive or obsolete. We cannot guarantee that Avenova, our other cleared products, or products that may be approved or cleared for marketing in the future will not be materially adversely impacted by a change in industry standards or regulations. If changes to Avenova or our other cleared products that we may market and sell in the future cause a delay in continued commercialization or if we cannot make a change to satisfy the industry standards and practices or regulations, we may not be able to meet market demand which may have a materially adverse effect on our business, financial condition, results of operations, and prospects.

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

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory clearances or approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only two employees. As a result, we may experience delays in connection with obtaining regulatory clearances or approvals for our products, if such clearances or approvals are obtained at all.

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

The clearance that we have received from the FDA for our products is subject to strict limitations on the indicated uses for which the products may be marketed. The labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for our products are subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the products or the withdrawal of the products from the market. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory clearance, product recalls, seizure of products, operating restrictions, injunctions, warning letters and other enforcement actions, and criminal prosecution. Any of these events could prevent us from marketing our products and our business may not be able to continue past such concerns.

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

The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for our cleared medical devices, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our current suppliers, and suppliers that we may have relationships with in the future, are required to comply with the FDA's Quality Systems Regulations (“QSR”) including for the manufacture, testing, control, quality assurance, labeling, shipping, storage, distribution and promotion of our products. The FDA enforces the QSR and similarly, other regulatory bodies with similar regulations enforce those regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions against us: (1) untitled letters, Form 483 observation letters, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for 510(k) clearance of new products or modified products; (7) operating restrictions; (8) withdrawing 510(k) clearances that have already been granted; (9) refusal to grant export clearance for our products; or (10) criminal prosecution.

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

The medical device market is highly competitive. We compete with many medical device companies globally in connection with our cleared products as well as our products under development, if and when those products are cleared or approved. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our products, if and when they are approved for sale. Current or future competitors could develop alternative technologies, products or materials that are more effective, easier to use or more economical than what we develop. If our technologies or products become obsolete or uncompetitive, our related product sales would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Currently, none of our products are reimbursed by federal healthcare programs, such as Medicare and Medicaid, and we do not anticipate that they will be reimbursed by such programs in the future. Our ability to negotiate favorable contracts with non-governmental payors, including managed-care plans or group purchasing organizations (“GPOs”), even if facilitated by our distributors, may significantly affect revenue and operating results. Our customers continue to face cost reduction pressures that may cause them to curtail their use of, or reimbursement for some of our products, to negotiate reduced fees or other concessions or to delay payment. In addition, third-party payors may reduce or limit reimbursement for our products in the future, such as by withdrawing their coverage policies, canceling any future contracts with us, reviewing and adjusting the rate of reimbursement, or imposing limitations on coverage. Furthermore, the increasing leverage of organized buying groups among non-governmental payors may reduce market prices for our products and services, thereby reducing our profitability. Reductions in price increases or the amounts received from current customers, lower pricing for our products to new customers, or limitations or reductions in reimbursement could have a material adverse effect on our financial position, cash flows and results of operations.

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

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified including certain San Francisco Bay area counties (including Alameda county where the Company is located) ordering a shelter-in-place mandate.

The outbreak and any preventative or protective actions that we or our customers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our businesses could be disrupted, and our ongoing and future revenues could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration seeking severance in the amount of $370,000 as well as additional damages in connection with his separation from service with the Company. The Company does not believe the claims asserted by Mr. McGovern have any merit, and the Company intends to defend against all such claims. As of December 31, 2019, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American, under the symbol "NBY."

Holders

As of March 24, 2020, there were approximately 95 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

	12/14	12/15	12/16	12/17	12/18	12/19

NovaBay Pharmaceuticals, Inc.	100.00	12.83	20.95	24.44	4.91	4.06
NYSE American	100.00	73.17	87.62	88.68	74.91	85.42
RDG MicroCap Biotechnology	100.00	54.53	21.69	20.57	13.81	8.53

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Sales:

Product revenue, net	$6,556	$12,474	$18,127	$11,617	$4,146
Other revenue, net	43	34	103	280	235
Total sales, net	6,599	12,508	18,230	11,897	4,381

Product cost of goods sold	1,738	1,503	2,784	2,464	1,261
Gross profit	4,861	11,005	15,446	9,433	3,120

Operating expenses:
Research and development	184	259	410	1,371	5,728
Sales and marketing	8,767	12,789	13,711	11,809	10,523
General and administrative	5,310	5,828	8,636	7,235	8,006
Total operating expenses	14,261	18,876	22,757	20,415	24,257
Operating loss	(9,400)	(7,871)	(7,311)	(10,982)	(21,137)
Non-cash gain (loss) on changes in fair value of warrant liability	749	1,311	(101)	(2,099)	2,149
Non-cash gain on changes in fair value of embedded derivative liability	424	—	—	—	—
Other (expense) income, net	(1,425)	19	12	(68)	17
Loss before provision for income taxes	(9,652)	(6,541)	(7,400)	(13,149)	(18,971)
Provision for income taxes	(6)	(4)	(3)	(2)	(2)
Net loss	$(9,658)	$(6,545)	$(7,403)	$(13,151)	$(18,973)

Less: Preferred deemed dividend	800	—	—	—	—
Less: Retained earnings reduction related to warrants down round feature triggered	29	—	—	—	—
Net loss attributable to common stockholders	$(10,487)	$(6,545)	$(7,403)	$(13,151)	$(18,973)

Net loss per share attributable to common stockholders:
Basic	$(0.48)	$(0.39)	$(0.48)	$(1.40)	$(6.82)
Diluted	$(0.48)	$(0.46)	$(0.48)	$(1.40)	$(6.82)
Shares used in computing net loss per share:
Basic (after 1 for 25 reverse stock split)	21,641	16,921	15,324	9,408	2,784
Diluted (after 1 for 25 reverse stock split)	21,641	17,058	15,324	9,408	2,784

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,937	$3,183	$3,199	$9,512	$2,385
Working capital	3,694	4,761	4,016	10,148	(106)
Total assets	11,220	9,361	10,079	15,381	5,077
Deferred revenue—current and non-current	—	41	3,375	4,053	2,418
Common stock and additional paid-in capital	125,997	119,935	113,668	110,772	85,422
Total stockholders’ equity (deficit)	973	4,954	2,594	7,101	(5,098)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid. Avenova has proven in laboratory testing to have broad antimicrobial properties as a preservative in solution as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid.

In the first quarter of 2019, many national insurance payors stopped reimbursing Avenova. Despite consistent demand for Avenova, we were challenged by the costs of maintaining an expanded commercial organization with our new lower net selling price. In the second quarter of 2019, we made a strategic shift by significantly reducing the number of field sales representatives by about three-quarters and redeploying our remaining representatives in territories that account for about 95% of retail pharmacy sales. This shift allowed us to effectively utilize our streamlined commercial resources to reach higher-prescribing physicians while significantly reducing our operating expenses.

Going forward, our core business strategy is centered around increasing sales of Avenova in all distribution channels: (1) Avenova Direct, our direct-to-consumer model, allowing customers to forego time-consuming doctor visits and trips to the pharmacy; (2) Retail Pharmacies, selling to consumers through local pharmacies across 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our Buy-and-Sell channel, allowing patients to buy Avenova during their office visits to their preferred eye care specialist.

Beyond Avenova, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® for the wound care market and CelleRx® for the dermatology market. For NeutroPhase, we have established a U.S. distribution partner and an international distribution partner in China. For CelleRx, we began selling directly to the consumer on November 1, 2019 through CelleRx.com, a low-cost online distribution channel leveraging much of the same infrastructure already in place for Avenova Direct. Avenova, NeutroPhase, and CelleRx are medical devices cleared by the FDA under the Food and Drug Administration Act Section 510(k).

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

Allowance for Doubtful Accounts

We charge "Bad Debt" expense and set up an "Allowance for Doubtful Accounts" when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At December 31, 2019 and 2018, management had reserved $51 thousand and $10 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At December 31, 2019 and 2018, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $247 thousand and $104 thousand, respectively.

Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU Topic 606”). Our performance obligations include:

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2018	$(600)	$(61)	$(329)	$(442)	$(1,432)
Current provision related to sales made during current period	(1,085)	(183)	(4,193)	(247)	(5,708)
Payments	1,543	231	4,675	257	6,706
Balance at December 31, 2019	$(142)	$(13)	$153	$(432)	$(434)

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units, or restricted stock units (“RSUs”), to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13, “Equity-Based Compensation” of the Notes to Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes valuation method or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of the Company’s judgment.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

	Year Ended
	December 31,		Dollar	Percent
(in thousands, except percentages)	2019	2018	Change	Change
	(in thousands)		(in thousands)
Statement of Operations
Sales:
Product revenue, net	$6,556	$12,474	$(5,918)	(47%	)
Other revenue, net	43	34	9	26%
Total sales, net	6,599	12,508	(5,909)	(47%	)

Product cost of goods sold	1,738	1,503	235	16%
Gross profit	4,861	11,005	(6,144)	(56%	)

Research and development	184	259	(75)	(29%	)
Sales and marketing	8,767	12,789	(4,022)	(31%	)
General and administrative	5,310	5,828	(518)	(9%	)
Total operating expenses	14,261	18,876	(4,615)	(24%	)
Operating loss	(9,400)	(7,871)	(1,529)	19%

Non-cash gain on changes in fair value of warrant liability	749	1,311	(562)	(43%	)
Non-cash gain on changes in fair value of embedded derivative liability	424	—	424	100%
Other (expense) income, net	(1,425)	19	(1,444)	(7600%	)

Loss before provision for income taxes	(9,652)	(6,541)	(3,111)	48%
Provision for income taxes	(6)	(4)	(2)	50%
Net loss and comprehensive loss	$(9,658)	$(6,545)	$(3,113)	48%

Total Net Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $5.9 million, or 47%, to $6.6 million for the year ended December 31, 2019, from $12.5 million for the year ended December 31, 2018. The decrease in product revenue, net, is primarily the result of a decrease in the net selling price of Avenova products, along with a decrease in the number of Avenova units sold. The decrease in the net selling price as well as the decrease in the number of units sold of Avenova was largely due to a decrease in insurance coverage of the product by national payors. In response to this pricing pressure, NovaBay launched Avenova Direct, which although assisted in increasing Avenova sales, has a lower net selling price.

Other revenue, net, increased by $9 thousand, or 26%, to $43 thousand for the year ended December 31, 2019, from $34 thousand for the year ended December 31, 2018. The increase in Other revenue was due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with China Pioneer in the first quarter of 2019.

Product cost of goods sold increased by $0.2 million, or 16%, to $1.7 million for the year ended December 31, 2019, from $1.5 million for the year ended December 31, 2018. The increase in product cost of goods sold was primarily the result of a higher production cost as a result of non-continuous production.

Gross profit decreased by $6.1 million, or 56%, to $4.9 million for the year ended December 31, 2019, from $11.0 million for the year ended December 31, 2018. The decrease in gross profit was primarily the result of decreased product revenue, net.

Research and Development

Research and development expenses decreased by $75 thousand, or 29%, to $184 thousand for the year ended December 31, 2019, from $259 thousand for the year ended December 31, 2018. The decrease is primarily the result of our strategic shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses decreased by $4.0 million, or 31%, to $8.8 million for the year ended December 31, 2019, from $12.8 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in sales representative headcount, along with a decrease in complimentary samples of Avenova provided to doctors and contractual samples of NeutroPhase provided to China Pioneer. This decrease was partly off-set by an increase in Avenova Direct advertising.

General and administrative

General and administrative expenses decreased by $0.5 million, or 9%, to $5.3 million for the year ended December 31, 2019, from $5.8 million for the year ended December 31, 2018. The decrease is primarily a result of a reduction in force.  This includes the resignations of both the then CEO/CFO in the first quarter of 2019 and the then CEO in the third quarter of 2018, resulting in lower executive officer salary and stock-based compensation. Also contributing to the decrease was lower depreciation. This decrease was partly off-set by severance payment and a consulting agreement with the CEO who resigned in the third quarter of 2018 and later resigned from the board of directors in the third quarter of 2019.

Non-cash gain on changes in fair value of warrant liability

The adjustments to the fair value of warrants was a gain of $0.7 million for the year ended December 31, 2019, compared to a gain of $1.3 million for the year ended December 31, 2018.

For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. For the years ended December 31, 2019 and 2018, non-cash gain on changes in fair values of warrants was caused by the reduction in the price of the Company's common stock during the year.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of embedded derivative liability resulted in a gain of $0.4 million for the year ended December 31, 2019. The gain resulted from the Company’s intent to settle the Convertible Note in cash in lieu of stock pursuant to the August SPA. For additional information regarding the terms of the August SPA, please see Note 12, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements. The Company did not record a comparable loss or gain for the year ended December 31, 2018.

Other (expense) income, net

Other (expense) income, net, was an expense of $1.4 million compared to income of $19 thousand for the years ended December 31, 2019 and December 31, 2018, respectively. The expense of $1.4 million for the year ended December 31, 2019 was due to the interest of $204 thousand due on the Promissory Note issued in February 2019, the amortization of the issuance cost of $18 thousand related to the Promissory Note issued in February 2019, the amortization of discount and issuance cost of $831 thousand related to the Convertible Note issued in March 2019, and the issuance cost of $384 thousand related to the issuance of warrants in August 2019. For additional information regarding the Promissory Note, please see Note 9, “Related Party Notes Payable” of the Notes to Consolidated Financial Statements. For additional information regarding the Convertible Note, please see Note 10, “Convertible Note” of the Notes to Consolidated Financial Statements. For additional information regarding the issuance of common stock, Series A Preferred Stock and warrants in August 2019, please see Note 12, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements.

Comparison of Years Ended December 31, 2018 and 2017

For this discussion, see the “Comparison of Years Ended December 31, 2018 and 2017 in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019 and December 31, 2018, our cash and cash equivalents were $6.9 million, compared to $3.2 million as of December 31, 2018. The Company has sustained operating losses for most of its corporate history and expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. The Company's operating cash flow is not sufficient to support its ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2019, cash used in operating activities was $7.9 million compared to $5.6 million for the year ended December 31, 2018. The increase was primarily due to the increase in net loss by $3.1 million due to decreased product sales combined with reduction in insurance coverage of the product by national payors, a decrease in depreciation and amortization expense of $0.2 million, unfavorable changes in working capital of $0.2 million and gain on change of the derivative liability fair value by $0.4 million, offset by the impairment of right-of-use assets and property and equipment of $0.2 million, increase in stock compensation of $0.1 million, favorable change of the warrant liability fair value by $0.6 million, and interest expense related to amortization of debt issuance cost and debt discount of $0.7 million.

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

Cash Used in Investing Activities

For the years ended December 31, 2019, 2018 and 2017, cash used in investing activities was for the purchase of property and equipment of $19 thousand, $44 thousand and $244 thousand, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities was $11.7 million for the year ended December 31, 2019, which was attributable to net proceeds of $12.1 million from several financing activities during 2019, including the private placement with three accredited investors in June 2019, issuance of common stock to Triton Funds LP in the second quarter of 2019, issuance of the Promissory Note to Pioneer Hong Kong in February 2019, issuance of the Convertible Note to Iliad Research and Trading L.P. in March 2019, issuance of common stock in a direct registered offering and warrant in a simultaneous private placement in August 2019 and issuance of the Series A Preferred Stock and warrants in a private placement in August 2019. The aggregate proceeds of $12.1 million was offset by repayments of $0.7 million on the convertible note issued to Iliad Research and Trading L.P. during the year of 2019. The Company received an additional $0.3 million from exercise of warrants and stock options during the year of 2019.

Net cash provided by financing activities of $5.6 million for the year ended December 31, 2018 was primarily attributable to the net proceeds from issuance of common stock related to the Company’s private placement of 1,700,000 shares of the Company’s common stock for an aggregate price of $5.984 million, net of $0.4 million of issuance costs (the “OP Private Placement”). See Note 12, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding the OP Private Placement.

Net cash provided by financing activities of $0.2 million for the year ended December 31, 2017 was primarily attributable to the proceeds from the exercise of options and warrants.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2019. This information has been derived from our unaudited consolidated financial statements and has been prepared by us on a basis consistent with our audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Product revenue, net	$1,702	$1,615	$1,789	$1,450	$3,604	$3,142	$2,794	$2,934
Other revenue, net	2	—	—	41	21	—	—	13
Total sales, net	1,704	1,615	1,789	1,491	3,625	3,142	2,794	2,947

Product cost of goods sold	593	401	403	341	441	332	479	251
Gross profit	1,111	1,214	1,386	1,150	3,184	2,810	2,315	2,696
Operating expenses:
Research and development	18	49	32	85	107	45	61	46
Sales and marketing	2,157	1,544	1,535	3,531	3,186	3,230	2,977	3,396
General and administrative	1,174	1,333	1,198	1,605	1,502	1,344	1,360	1,622
Total operating expenses	3,349	2,926	2,765	5,221	4,795	4,619	4,398	5,064
Operating loss	(2,238)	(1,712)	(1,379)	(4,071)	(1,611)	(1,809)	(2,083)	(2,368)

Non-cash (loss) gain on changes in fair value of warrant liability	(187)	1,480	(487)	(57)	340	267	490	214
Non-cash gain (loss) on changes in fair value of embedded derivative liability	1	669	(246)	—	—	—	—	—
Other (expense) income, net	(259)	(719)	(387)	(60)	6	4	5	4
Loss before provision for income taxes	(2,683)	(282)	(2,499)	(4,188)	(1,265)	(1,538)	(1,588)	(2,150)
Provision for income taxes	(3)	—	(2)	(1)	(3)	—	(1)	—
Net loss	$(2,686)	$(282)	$(2,501)	$(4,189)	$(1,268)	$(1,538)	$(1,589)	$(2,150)

Less: Preferred deemed dividend	800	—	—	—	—	—	—	—
Less: Retained earnings reduction related to warrants down round feature triggered	—	—	29	—	—	—	—	—
Net loss attributable to common stockholders	$(3,486)	$(282)	$(2,530)	$(4,189)	$(1,268)	$(1,538)	$(1,589)	$(2,150)

Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.01)	$(0.14)	$(0.25)	$(0.07)	$(0.09)	$(0.09)	$(0.13)
Diluted	$(0.13)	$(0.02)	$(0.14)	$(0.25)	$(0.07)	$(0.11)	$(0.12)	$(0.14)
Shares used in computing net loss per share:
Basic	27,630	23,096	18,613	17,093	17,089	17,089	17,089	16,406
Diluted	27,630	23,213	18,613	17,093	17,089	17,148	17,292	16,670

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $111.0 million and $90.5 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $16.2 million that will carryforward indefinitely but are subject to the 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2019, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off -Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2019 and December 31, 2018 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of December 31, 2019 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility leases	$1,025	$513	$—	$—	$1,538
Vehicle leases	6	—	—	—	6
Equipment leases	16	29	—	—	45
Total	$1,047	$542	$—	$—	$1,589

Our commitments as of December 31, 2019 consist of two operating facility leases, the Lease and the lease for EmeryStation, 15 operating vehicle leases, and 2 copiers.

The total commitment for the Lease as of December 31, 2019 was $0.9 million due over the lease term, compared to $1.4 million as of December 31, 2018.

The total commitment of the EmeryStation lease as of December 31, 2019 was $0.6 million due over such lease term, compared to $1.3 million as of December 31, 2018. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters at EmeryStation. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $0.6 million in the year ending December 31, 2020, under the Sublease Agreement for the lease of EmeryStation.

We have operating leases for a fleet of 15 vehicles as of December 31, 2019. The total commitment for these leases as of December 31, 2019 was $6 thousand due over the lease terms, compared to $176 thousand as of December 31, 2018.

We have an operating lease for 2 copiers as of December 31, 2019. The total commitment for the lease as of December 31, 2019 was $45 thousand due over the lease terms, compared to an immaterial amount as of December 31, 2018.

See Note 8, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding these leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash, cash equivalents, and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2019 are held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2019 and 2018, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Stockholders and Board of Directors

NovaBay Pharmaceuticals, Inc.

Emeryville, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced operating losses for most of its history and expects expenses to exceed revenues in 2020. The Company also has recurring negative cash flows from operations and an accumulated deficit. All of these matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 26, 2020

We have served as the Company's auditor since 2010.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except par value amounts)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$6,937	$3,183
Accounts receivable, net of allowance for doubtful accounts ($51 and $10 at December 31, 2019 and December 31, 2018, respectively)	1,066	3,385
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($247 and $104 at December 31, 2019 and December 31, 2018, respectively)	492	280
Prepaid expenses and other current assets	886	1,760
Total current assets	9,381	8,608
Operating lease right-of-use assets	1,252	—
Property and equipment, net	110	201
Other assets	477	552
TOTAL ASSETS	$11,220	$9,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$331	$551
Accrued liabilities	1,778	3,255
Deferred revenue	—	41
Operating lease liabilities	930	—
Notes payable, related party	1,202	—
Convertible note	1,409	—
Embedded derivative liability	3	—
Warrant liability	34	—
Total current liabilities	5,687	3,847
Operating lease liabilities-non-current	505	—
Deferred rent	—	184
Warrant liability	4,055	178
Other liabilities	—	198
Total liabilities	10,247	4,407

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 27,938 and 17,089 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	279	171
Additional paid-in capital	125,718	119,764
Accumulated deficit	(125,024)	(114,981)
Total stockholders' equity	973	4,954
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,220	$9,361

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Sales:
Product revenue, net	$6,556	$12,474	$18,127
Other revenue, net	43	34	103
Total sales, net	6,599	12,508	18,230

Product cost of goods sold	1,738	1,503	2,784
Gross profit	4,861	11,005	15,446

Research and development	184	259	410
Sales and marketing	8,767	12,789	13,711
General and administrative	5,310	5,828	8,636
Total operating expenses	14,261	18,876	22,757
Operating loss	(9,400)	(7,871)	(7,311)

Non-cash gain (loss) on changes in fair value of warrant liability	749	1,311	(101)
Non-cash gain on changes in fair value of embedded derivative liability	424	—	—
Other (expense) income, net	(1,425)	19	12

Loss before provision for income taxes	(9,652)	(6,541)	(7,400)
Provision for income taxes	(6)	(4)	(3)
Net loss and comprehensive loss	$(9,658)	$(6,545)	$(7,403)

Less: Preferred deemed dividend	800	—	—
Less: Retained earnings reduction related to warrants down round feature triggered	29	—	—
Net loss attributable to common stockholders	$(10,487)	$(6,545)	$(7,403)

Net loss per share attributable to common stockholders (basic)	$(0.48)	$(0.39)	$(0.48)
Net loss per share attributable to common stockholders (diluted)	$(0.48)	$(0.46)	$(0.48)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic)	21,641	16,921	15,324
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (diluted)	21,641	17,058	15,324

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	—	$—	15,269	$153	$110,619	$—	$(103,671)	$7,101
Net loss	—	—	—	—	—	—	(7,403)	(7,403)
Issuance of common stock in connection with exercise of warrants, net of offering costs	—	—	21	—	97	—	—	97
Issuance of stock for option exercises	—	—	68	1	184	—	—	185
Issuance of stock to consultants for services	—	—	1	—	—	—	—	—
Vesting of non-employee restricted stock awards	—	—	26	—	106	—	—	106
Stock-based compensation expense related to employee and director stock options	—	—	—	—	1,867	—	—	1,867
Stock-based compensation expense related to non-employee and director stock options	—	—	—	—	137	—	—	137
Stock option modification	—	—	—	—	504	—	—	504
Balance at December 31, 2017	—	—	15,385	154	113,514	—	(111,074)	2,594
Net loss	—	—	—	—	—	—	(6,545)	(6,545)
Issuance of common stock in connection with offering	—	—	1,700	17	5,967	—	—	5,984
Offering costs	—	—	—	—	(399)	—	—	(399)
Issuance of stock for option exercises	—	—	4	—	11	—	—	11
Cumulative retrospective adjustment related to adoption of ASC 606	—	—	—	—	—	—	2,638	2,638
Stock-based compensation expense related to employee and director stock options	—	—	—	—	594	—	—	594
Stock option modification	—	—	—	—	77	—	—	77
Balance at December 31, 2018	—	—	17,089	171	119,764	—	(114,981)	4,954
Net loss	—	—	—	—	—	—	(9,658)	(9,658)
Reclassification of Warrant Liability to Equity – see Note 2	—	—	—	—	412	—	(356)	56
Down round feature adjustment related to warrants	—	—	—	—	29	—	(29)	—
Issuance of Series A Preferred Stock and common stock warrants, net of offering costs	2,700	584	—	—	—	—	—	—
Conversion of Series A Preferred Stock to common stock	(2,700)	(584)	2,700	27	557	—	—	584
Beneficial conversion feature upon issuance of Series A Preferred Stock	—	—	—	—	800	—	—	800
Deemed dividend from beneficial conversion feature of Series A Preferred Stock	—	—	—	—	(800)	—	—	(800)
Issuance of common stock in connection with offering, net of offering costs	—	—	7,467	75	3,427	—	—	3,502
Issuance of common stock in connection with exercise of warrants	—	—	389	4	616	—	—	620
Issuance of RSUs related to employee separation agreement	—	—	168	2	218	—	—	220
Issuance of common stock for option exercises	—	—	83	—	189	—	—	189
Issuance of RSUs to non-employees for services	—	—	36	—	20	—	—	20
Vesting of employee restricted stock awards	—	—	6	—	10	—	—	10
Stock-based compensation expense related to employee and director stock options	—	—	—	—	334	—	—	334
Stock-based compensation expense related to non-employee and director stock options	—	—	—	—	37	—	—	37
Stock option modification	—	—	—	—	105	—	—	105
Balance at December 31, 2019	—	$—	27,938	$279	$125,718	$—	$(125,024)	$973

As the Company adopted the requirements of ASU 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2019	2018	2017

Operating activities:
Net loss	$(9,658)	$(6,545)	$(7,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	266	95
Impairment of property and equipment	32	—	—
Loss on disposal of property and equipment	3	1	—
Impairment of operating lease right-of-use assets	125	—	—
Stock-based compensation expense for options and stock issued to employees and directors	334	594	1,867
Stock-based compensation expense for options and stock issued to non-employees	37	—	137
Stock option modification expense	105	77	504
Issuance of RSUs to employees	10	—	—
Issuance of RSUs related to employee separation agreement	220	—	—
Issuance of RSUs to non-employees for services	20	—	34
Non-cash (gain) loss on changes in fair value of warrant liability	(749)	(1,311)	101
Non-cash gain on changes in fair value of embedded derivative liability	(424)	—	—
Interest expense related to amortization of debt issuance and debt discount	670	—	—
Interest expense related to amortization of debt issuance related to related party notes payable	18	—	—
Issuance of warrants for services	59	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,319	774	(1,509)
Inventory	(212)	198	369
Prepaid expenses and other current assets	888	(97)	313
Operating lease right-of-use assets	861	—	—
Other assets	9	62	(73)
Accounts payable and accrued liabilities	(1,800)	516	(260)
Operating lease liabilities	(1,066)	—	—
Deferred rent	—	(69)	27
Deferred revenue	(41)	(34)	(472)
Related party notes payable	204	—	—
Long-term obligations	42	—	—
Net cash used in operating activities	(7,929)	(5,568)	(6,270)

Investing activities:
Purchases of property and equipment	(19)	(44)	(244)
Net cash used in investing activities	(19)	(44)	(244)

Financing activities:
Proceeds from preferred stock issuances, net	2,598	—	—
Proceeds from common stock issuances, net	6,698	5,585	—
Proceeds from issuance of related party notes payable	1,000	—	—
Proceeds from exercise of options, net	189	11	185
Proceeds from stock options & RSUs sold to cover taxes	4	1	26
Proceeds from exercise of warrants	67	—	38
Settlement of restricted stock for tax withholding	—	—	(48)
Proceeds from convertible notes, net of discount	2,000	—	—
Payment on the convertible note	(652)	—	—
Debt issuance cost	(202)	—	—
Net cash provided by financing activities	11,702	5,597	201
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,754	(15)	(6,313)
Cash, cash equivalents and restricted cash, beginning of year	3,658	3,673	9,986
Cash, cash equivalents and restricted cash, end of year	$7,412	$3,658	$3,673

	Year ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$148	$—	$—
Income taxes paid	$14	$14	$—

	Year ended December 31,
	2019	2018	2017
Supplemental disclosure of non-cash information:
Cumulative effect of adoption of ASU 606	$—	$2,638	$—
Cumulative effect of adoption of ASU 2017-11	$56	$—	$—
Addition of operating lease, right-of-use asset	$2,473	$—	$—
Stock issued to consultants for services, included in accounts payable and accrued liabilities	$—	$—	$1
Fixed asset purchases, included in accounts payable and accrued liabilities	$10	$(49)	$(49)
Warrant liability transferred to equity	$553	$—	$58
Fair value of warrants issued in connection with financings	$5,269	$—	$—
Severance paid in RSU to non-employee	$—	$—	$69
Conversion of preferred stock to common stock	$584	$—	$—
Reclassification of EmeryStation lease security deposit from long term to short term	$65	$—	$—
Reclassification of EmeryStation sublease security deposit from long term to short term	$198	$—	$—

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

Liquidity

Based primarily on the funds available at December 31, 2019, the Company believes these resources will be sufficient to fund its operations into the second quarter of 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2020 expenses will exceed its 2020 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission ("SEC"). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2019, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States. As of December 31, 2018, the Company’s cash and cash equivalents were held in two highly-rated, major financial institutions in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to the total of the same reported in the consolidated statements of cash flows:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$6,937	$3,183
Restricted cash included in Other assets	475	475
Total cash, cash equivalents, and restricted cash in the statements of cash flows	$7,412	$3,658

The restricted cash amount included in Other assets on the consolidated balance sheets represent amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

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

During the year ended December 31, 2019, revenues were derived primarily from sales of Avenova directly to doctors through the Company’s webstore, directly to consumers through Amazon.com, and to pharmacies via three major distribution partners and specialty pharmacies. During the years ended December 31, 2018 and 2017, revenues were derived primarily from sales of Avenova directly to three major distribution partners and to doctors through the Company's webstore.

As of December 31, 2019, December 31, 2018 and December 31, 2017, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Year Ended December 31,
Major distribution or collaboration partner	2019	2018	2017
Distributer A	16%	23%	22%
Distributer B	17%	26%	23%
Distributer C	15%	25%	21%
Collaborator D	* %	* %	10%
Avenova Direct via Amazon	15%	—%	—%

*Not greater than 10%

As of December 31, 2019 and December 31, 2018, accounts receivable from our major distribution or collaboration partners greater than 10% were as follows:

	Year Ended December 31,
Major distribution or collaboration partner	2019	2018
Distributer A	28%	32%
Distributer B	13%	31%
Distributer C	19%	23%
Avenova Direct via Amazon	20%	—%

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

The Secured Convertible Promissory Note issued on March 26, 2019 (the “Convertible Note”) is carried at cost, which management believes approximates fair value. Additionally, the derivative liability related to certain embedded features contained within the Convertible Note is carried at fair value. The warrant liability is also carried at fair value.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it unlikely a specific invoice will be collected. Management identifies amounts due that are in dispute, and it believes are unlikely to be collected at the end of each reporting period. At December 31, 2019 and December 31, 2018, management had reserved $51 thousand and $10 thousand, respectively, primarily based on specific amounts that are in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At December 31, 2019 and 2018, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $247 thousand and $104 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand, which is reflected in the results for the year ended December 31, 2019. See Note 8, “Commitments and Contingencies” for further information regarding the impairment. During the third quarter of 2019, the Company recorded an impairment charge of $32 thousand related to previously capitalized software, which is reflected in the results for the year ended December 31, 2019.

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and RSUs to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

The Company accounts for the issuance of common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes valuation method or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of the Company’s judgment.

On January 1, 2019, the Company adopted ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception on a modified retrospective basis. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as liabilities at fair value because of the existence of an anti-dilution feature. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassifying warrant liabilities related to outstanding warrants that have a down round feature to additional paid in capital, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand for the year ended December 31, 2019. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company’s beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand (see Note 11, “Warrant Liability”).

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted earnings (loss) per share ("EPS").

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

During the year ended December 31, 2019, both basic and diluted EPS was a net loss of $0.48 per share.

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
Numerator	2019	2018	2017
Net loss	$(9,658)	$(6,545)	$(7,403)
Less: Preferred deemed dividend	800	—	—
Less: Retained earnings reduction related to warrants down round feature triggered	29	—	—
Net loss attributable to common stockholders, basic	(10,487)	(6,545)	(7,403)
Less gain on changes in fair value of warrant liability	—	1,311	—
Net loss attributable to common stockholders, diluted	$(10,487)	$(7,856)	$(7,403)

Denominator
Weighted average shares outstanding, basic	21,641	16,921	15,324
Net loss per share, basic	$(0.48)	$(0.39)	$(0.48)

Weighted average shares outstanding, basic	21,641	16,921	15,324
Effect of dilutive warrants	—	137	—
Weighted average shares outstanding, diluted	21,641	17,058	15,324
Net loss per share, diluted	$(0.48)	$(0.46)	$(0.48)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	2,183	3,374	2,960
Stock warrants	8,588	—	544
	10,771	3,374	3,504

Recent Accounting Pronouncements

SEC Disclosure Regulation Simplifications

During the fourth quarter of 2018 and first quarter of 2019, the SEC published Final Rule Release No. 33-10532, “Disclosure Update and Simplification” and Final Rule Release No. 33-10618, “Fast Act Modernization and Simplification of Regulation S-K.” These standards, effective for quarterly and annual reports, streamline disclosure requirements by removing certain redundant topics. For the Company, the most notable standard implemented herein is the removal of comparative information for fiscal years December 31, 2018 and 2017 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

 In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2017-11 on a modified retrospective basis effective January 1, 2019. Upon adoption of ASU 2017-11, the Company changed its method of accounting for warrants by reclassifying warrant liabilities related to outstanding warrants that have a down round feature to additional paid-in capital on its March 31, 2019 consolidated balance sheets, and recorded a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2019 (see Note 11, “Warrant Liability”).

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. The Company adopted ASU 2018-07 effective January 1, 2019, and this guidance had an approximately $2 thousand impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The Company will adopt the new standard effective January 1, 2023. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

As of December 31, 2019, the Company’s warrants consist of warrants to purchase the Company’s common stock issued in July 2011, March 2015, October 2015, June 2019 and August 2019, out of which the warrants issued in July 2011, October 2015 and August 2019 are classified as liabilities. March 2015 and June 2019 warrants are considered to be indexed to the Company’s stock and are therefore classified in equity. The Company's warrant liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the warrant liability using the Black-Scholes valuation method or the Lattice valuation model where deemed appropriate. See Note 11, “Warrant Liability” for further discussion of the calculation of the fair value of the warrant liability.

As a result of the call option and the put feature within the Convertible Note, the Company recorded a derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Convertible Note. The fair value of embedded derivative liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the embedded derivative liability using the Monte Carlo simulation model. See Note 10, “Convertible Note” for further discussion of the calculation of the fair value of the embedded derivative liability.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
(in thousands)	2019	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$4,089	$—	$—	$4,089
Embedded derivative liability	3	—	—	3
Total liabilities	$4,092	$—	$—	$4,092

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
(in thousands)	2018	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Cash equivalents	$103	$103	$—	$—
Restricted cash held as a certificate of deposit	324	324	—	—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$578	$578	$—	$—

Liabilities
Warrant liability	$178	$—	$—	$178
Total liabilities	$178	$—	$—	$178

Upon adoption of ASU 2017-11, effective January 1, 2019, the Company reclassified 210,586 warrants from warrant liabilities to equity, and the Company is no longer required to record the change in fair values for these instruments, resulting in $56 thousand of the fair value of the warrant liabilities being reclassified to stockholders’ equity. 334,109 July 2011 and October 2015 warrants continued to be classified as a liability as of January 1, 2019, out of which 158,400 warrants were exercised in the second quarter of 2019 and 102,602 warrants were exercised in the third quarter of 2019, with 73,107 July 2011 and October 2015 warrants remaining outstanding as of December 31, 2019.

For the year ended December 31, 2019, the net change in fair value associated with the July 2011 and October 2015 warrants was a decrease of $88 thousand, of which $465 thousand is reported in the Company’s consolidated statement of operations as a loss from the change in fair value of warrant liabilities and approximately $553 thousand as a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the exercise of the warrants. In August 2019, the Company issued a total of 7,066,508 warrants to purchase 7,066,508 shares of the Company’s common stock in two security offerings. The Company recorded $5.3 million of warranty liabilities upon issuance of these warrants. For the year ended December 31, 2019, the net change in fair value associated with these warrants resulted in a gain of $1.2 million. See Note 11, “Warranty Liability” for further discussion of the calculation of the fair value of the warrant liability.

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019:

(in thousands)	2019
Fair value of warrant liability at January 1, 2019	$178
Fair value of warrant liability reclassified to equity-Adoption of ASU 2017-11	(56)
Fair value of July 2011 and October 2015 warrants transferred to equity upon exercise	(553)
Issuance of Domestic, Foreign and Ladenburg warrants	5,269
Decrease in fair value of Domestic, Foreign and Ladenburg warrant liability during the year ended December 31, 2019	(1,214)
Increase in fair value of July 2011 and October 2015 warrant liability during the year ended December 31, 2019	465
Derivative liability embedded in Convertible Note issued in March 2019	427
Decrease in fair value of embedded derivative liability during the year ended December 31, 2019	(424)
Fair value of warrant liability and embedded derivative liability at December 31, 2019	$4,092

For the year ended December 31, 2018, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash gain on a change in the fair value of $1.3 million in its consolidated statements of operations and comprehensive loss. The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2018:

(in thousands)	2018
Fair value of warrant liability at January 1, 2018	$1,489
Decrease in fair value during the year ended December 31, 2018	(1,311)
Fair value of warrant liability at December 31, 2018	$178

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31,	December 31,
	2019	2018
Prepaid sales rebates	$401	$925
Rent receivable	—	108
Prepaid rent	—	130
Prepaid employees’ benefits	8	113
Prepaid dues and subscription	82	130
Prepaid insurance	94	57
Prepaid patents	85	79
Prepaid security deposit for lease	65	—
Retainer	46	—
Other	105	218
Total prepaid expenses and other current assets	$886	$1,760

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	December 31,	December 31,
	2019	2018
Raw materials and supplies	$185	$217
Finished goods	554	167
Less: Reserve for excess and obsolete inventory	(247)	(104)
Total inventory, net	$492	$280

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	December 31,	December 31,
	2019	2018
Office and laboratory equipment	$20	$24
Furniture and fixtures	157	157
Computer equipment and software	349	385
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	670	710
Less: accumulated depreciation and amortization	(560)	(509)
Total property and equipment, net	$110	$201

Depreciation and amortization expense was $65 thousand, $266 thousand and $95 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

In the quarter ended September 30, 2019, the Company determined to discontinue development of a software for internal use. This resulted in a $32 thousand impairment charge recorded to general and administrative expense in the consolidated statement of operation and comprehensive loss for the year ended December 31, 2019.

In the quarter ended December 31, 2019, the Company disposed of damaged, unusable and fully depreciated property and equipment. As a result, the Company recognized a $3 thousand loss on the disposal of these assets, which was recorded to general and administrative expense in the consolidated statement of operation and comprehensive loss for the year ended December 31, 2019.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31,	December 31,
	2019	2018
Employee payroll and benefits	$463	$708
Avenova contract liabilities	822	2,282
Deferred rent	—	101
Sublease security deposit	198	—
Accrued interest on Convertible Note	13	—
Consulting service	109	—
Related party consulting service	33	—
Other	140	164
Total accrued liabilities	$1,778	$3,255

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2019.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2019.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration seeking severance in the amount of $370,000 as well as additional damages in connection with his separation from service with the Company. The Company does not believe the claims asserted by Mr. McGovern have any merit, and the Company intends to defend against all such claims. As of December 31, 2019, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters, located in Emeryville, California. The initial lease term is through February 28, 2022. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. The Company intends to exercise the renewal option for this lease. The Company also has a lease commitment for laboratory facilities and office space at EmeryStation North in Emeryville, California (“EmeryStation”) under an operating lease that will expire on October 31, 2020. There are no stated renewal terms. Per the terms of the agreements, the Company does not have any residual value guarantees.

In July 2016, the Company subleased all rentable square feet of real property at EmeryStation (“Sublease Agreement”). The Sublease Agreement commenced September 8, 2016. The Sublease Agreement will terminate on October 21, 2020 and there are no stated renewal terms. Per the terms of the agreement, the sublessee does not have any residual value guarantees.

In addition to the facility leases, the Company has leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle during the first quarter of 2017. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment. The Company estimated fair value based on the lowest level of identifiable estimated future cash flows and recorded an impairment charge of $125 thousand, which is included in the Sales and Marketing expenses line item within the Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019. During the fourth quarter of 2019, the Company early terminated the lease agreement related to the idled vehicles, and has 15 leased vehicles as of December 31, 2019.

Additionally, the Company had an operating lease for 2 copiers which expired in August 2019. The Company renewed the lease in October 2019. The new lease will expire in October 2022. The monthly lease payment for the copiers is not material.

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

The components of lease costs, lease term and discount rate for the year ended December 31, 2019 are as follows (in thousands except lease term and discount rate):

Lease Costs

Operating lease cost	$1,130
Sublease income	(632)
Net lease cost	$498

Other information
Operational cash flow used for operating leases	$1,285

Weighted-average remaining lease term (in years)	1.7
Weighted-average discount rate	12%

Operating lease expense was $505 thousand and $483 thousand for the years ended December 31, 2018 and 2017, respectively, under Topic 840.

Future lease payments under non-cancelable leases as of December 31, 2019 were as follows (in thousands):

2020	$1,047
2021	454
2022	88
Thereafter	—
Total future minimum lease payments	1,589
Less imputed interest	(154)
Total	$1,435

Reported as:
Operating lease liability	$930
Operating lease liability- non-current	505
Total	$1,435

Future lease payments to be received under non-cancelable leases as of December 31, 2019 were as follows (in thousands):

2020	$577
2021	—
2022	—
Thereafter	—
Total future minimum lease payments	$577

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

The interest expense recognized, including amortization of the issuance costs, was $222 thousand during the year ended December 31, 2019.

The Promissory Note is presented as follows as of December 31, 2019:

(in thousands)
Principal amount	$1,000
Unamortized debt issuance costs	(2)
Accrued interest	204
Total debt	1,202
Less: short-term	1,202
Long-term	$—

NOTE 10. CONVERTIBLE NOTE

On March 26, 2019 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of the Closing Date. The Convertible Note has an original principal amount of $2.2 million, bears interest at a rate of 10% per annum and will mature on September 26, 2020, unless earlier paid, redeemed or converted in accordance with its terms. The Company received net proceeds of $2.0 million after deducting an original issue discount of $200 thousand and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized an additional $182 thousand of debt issuance costs associated with the issuance of the Convertible Note.

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

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term	1.5

The key assumptions used to value the combined embedded derivative as of December 31, 2019 were as follows:

As of
Assumption	December 31, 2019
Stock price	$0.65
Equity volatility	192.6%
Risk-free interest rate	1.60%
Remaining term	0.74

The fair value of the combined embedded derivative was $3 thousand as of December 31, 2019. During the year ended December 31, 2019, the Company recorded a gain of $424 thousand, in the consolidated statements of operations and comprehensive loss.

The aggregate $627 thousand discount, including the original issue discount, and the aggregate $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, were recorded at issuance, and were classified as an offset to the Convertible Note on the consolidated balance sheet. The Convertible Note is presented as follows as of December 31, 2019:

(in thousands)
Principal amount	$1,563
Unamortized discount	(117)
Unamortized debt issuance costs	(37)
Total debt	1,409
Less: short-term	1,409
Long-term	$—

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Note, assuming that the Convertible Note will be redeemed at the maximum $200 thousand per month beginning in September 2019. During the year ended December 31, 2019, the effective interest rate on the Convertible Note was 52.67%. Interest expense recognized, including amortization of the issuance costs and debt discount, was $831 thousand during the year ended December 31, 2019.

On August 8, 2019, the Company entered into a securities purchase agreement (the “August SPA”) with certain domestic investors for the sale and issuance of 4,198,566 shares of common stock in a registered direct offering and 4,198,566 warrants exercisable for 4,198,566 shares of common stock in a simultaneous private placement at an offering price of $1.00 per share. The August SPA prohibits the Company from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with Iliad Research & Trading, L.P. and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 12, “Stockholders’ Equity” for further discussion of the terms of the August SPA.

The Lender started redeeming $200 thousand of the Convertible Note every month since September 27, 2019. As of December 31, 2019, the Company had repaid a total of $800 thousand in cash, $652 thousand of which was applied against the outstanding balance of the convertible note. As of December 31, 2019, the Company's contractual maturity of the principal balance of the Convertible Note was as follows:

(in thousands)
2020	$1,563
2021 and thereafter	—
Total	$1,563

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

The key assumptions used to value the July 2011 Warrants as of December 31, 2019 and December 31, 2018 were as follows:

	As of
	December 31,	December 31,
Assumption	2019	2018
Expected price volatility	115%	77%
Expected term (in years)	0.18	1.18
Risk-free interest rate	1.52%	2.60%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.44	$0.29

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

As described in Note 2, “Summary of Significant Account Policies,” upon adoption of ASU 2017-11, the Company determined that excluding the consideration of the down round provision, the Long-Term and Short-Term Warrants are considered to be indexed to the Company’s stock and should be classified in equity. The Company reclassified warrant liabilities related to the Long-Term and Short-Term Warrants to additional paid-in capital on its March 31, 2019 consolidated balance sheets, which increased additional paid-in capital by $56 thousand and decreased warrant liability by $56 thousand. In addition, because of the modified retrospective adoption, the Company recorded a cumulative-effect adjustment of $356 thousand to the Company's beginning accumulated deficit as of January 1, 2019, with an offset that increased additional paid-in capital by $356 thousand.

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

The key assumptions used to value the October 2015 warrants as of December 31, 2019 and December 31, 2018 were as follows:

	As of
	December 31,	December 31,
Assumption	2019	2018
Expected price volatility	184%	73%
Expected term (in years)	0.83	1.83
Risk-free interest rate	1.59%	2.51%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.49	$0.38

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

During the second quarter of 2019, a total of 158,400 warrants to purchase 158,400 shares of common stock were exercised related to the July 2011 Warrants and the October 2015 Warrants resulting in gross proceeds of $33 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.4 million, with any change in fair value recorded in the consolidated statement of operations and comprehensive loss. The $0.4 million fair value was subsequently transferred to equity as of the date of exercise.

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

The key assumptions used to value the 2019 Domestic Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Domestic Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	154.10%
Expected term (in years)	5.13
Risk-free interest rate	1.70%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.57

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

The key assumptions used to value the 2019 Ladenburg Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	155.19%
Expected term (in years)	5.00
Risk-free interest rate	1.57%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.74

The key assumptions used to value the 2019 Ladenburg Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	159.94%
Expected term (in years)	4.61
Risk-free interest rate	1.69%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.57

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

The key assumptions used to value the 2019 Foreign Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Foreign Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	154.10%
Expected term (in years)	5.13
Risk-free interest rate	1.70%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.57

The details of all outstanding warrant liability as of December 31, 2019 were as follows:

		Warrant
(shares and dollars in thousands)	Shares	Liability
Warrant liability - current
July 2011 Warrants	35	$15
October 2015 Warrants	38	19
	73	$34

Warrant liability – non-current
2019 Domestic Warrants	4,199	$2,410
2019 Foreign Warrants	2,700	1,550
2019 Ladenburg Warrants	168	95
	7,067	$4,055

NOTE 12. STOCKHOLDERS' EQUITY

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of December 31, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

On August 8, 2019, the Company entered into a securities purchase agreement for the sale of (i) 2,700,000 shares of the Series A Preferred Stock that automatically converted into 2,700,000 shares of common stock, at a ratio of 1:1, upon the approval of the Company’s stockholders, which occurred on October 9, 2019, and (ii) 2,700,000 common stock purchase warrants exercisable for 2,700,000 shares of Common Stock.

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

As the conversion trigger was dependent upon shareholder approval which is considered to be outside the control of the Company, the Series A Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s interim balance sheet as of September 30, 2019. Upon conversion of the Series A Preferred Stock into shares of the Company’s common stock in October 2019, it is classified as equity in the Company’s balance sheet as of December 31, 2019.

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

On October 9, 2019, the Company held a special meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders approved (i) the conversion of 2,700,000 shares of the Series A Preferred Stock into 2,700,000 shares of the Company’s common stock, and (ii) the 2,700,000 shares of Company common stock that may be issued upon the exercise of the 2,700,000 2019 Foreign Warrants, in accordance with the stockholder approval requirements of NYSE American LLC Company Guide Section 713(a). A beneficial conversion feature of $800 thousand was recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the Series A Preferred Stock was perpetual, in October 2019, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations and comprehensive loss, which is reflected in the results for the year ended December 31, 2019.

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

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (“Triton”), pursuant to which the Company had the right to sell up to $3.0 million of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with Triton, pursuant to which the Company registered such shares for resale by Triton on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of Triton, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC. During the second quarter of 2019, the Company issued to Triton Funds LP an aggregate of 1,747,312 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $360 thousand. The Company also incurred and paid other offering costs of $122 thousand. On September 5, 2019, the Company received an additional $288 thousand in connection with the financing and recorded the amount in additional paid-in capital from issuance of common stock. No additional shares were issued related to the receipt of $288 thousand. The Common Stock Purchase Agreement with Triton Funds LP expired as of December 31, 2019 and the remaining registered but unsold shares were deregistered on February 1, 2020.

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

On August 8, 2019, the Company entered into the August SPA for the sale and issuance of 4,198,566 shares of common stock at an offering price of $1.00 per share. In connection with the August SPA, the Company issued 4,198,566 warrants to purchase 4,198,566 shares of Company common stock with an exercise price of $1.15. Ladenburg Thalmann & Co. Inc. (“Placement Agent”) served as placement agent for the transaction in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $252 thousand, and the issuance of the 2019 Ladenburg Warrants to purchase up to 167,942 shares of the common stock with an exercise price of $1.25. In addition, the Company reimbursed the Placement Agent $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $312 thousand. The August SPA limits the Company’s ability to issue new common stock or common stock equivalents for a period of one year (six months if it is an “at the market” offering with the Placement Agent) until the daily volume weighted average price of the Company’s common stock equals or exceeds $2.00 for a period of 10 consecutive days. The Company is prohibited from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with Iliad Research & Trading, L.P. and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 10, “Convertible Note”, for detailed information related to the convertible note.

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

Stock Warrants

In February 2016, the strike prices of the July 2011, March 2015, and October 2015 Warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price.

In May 2019, the strike price of the July 2011, March 2015, and October 2015 Warrants was reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price.

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

The following table summarizes information about the Company's warrants outstanding at December 31, 2019, 2018 and 2017, and activity during the three years then ended.

		Weighted-
	Warrants	Average
	(in thousands)	Exercise
		Price
Outstanding at December 31, 2016	565	$1.81
Warrants granted	-	$-
Warrants exercised	(21)	$1.81
Warrants expired	-	$-
Outstanding at December 31, 2017	544	$1.81
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants expired	-	$-
Outstanding at December 31, 2018	544	$1.81
Warrants granted	8,438	$1.11
Warrants exercised	(394)	$0.21
Warrants expired	-	$-
Outstanding at December 31, 2019	8,588	$1.09

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by shareholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of December 31, 2019, there were 1,789,174 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2019, 2018 and 2017, and activity during the three years then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,489	$8.38	8.7	$702
Options granted	1,616	$3.03
Restricted stock units granted	49	$—
Options exercised	(68)	$2.72
Restricted stock units vested	(39)	$—
Options forfeited/cancelled	(87)	$22.08
Restricted stock units cancelled	-	$—
Outstanding at December 31, 2017	2,960	$5.16	8.6	$2,586

Options granted	1,118	$2.03
Restricted stock units granted	12	$—
Options exercised	(4)	$2.35
Restricted stock units vested	-	$—
Options forfeited/cancelled	(701)	$5.12
Restricted stock units cancelled	(11)	$—
Outstanding at December 31, 2018	3,374	$4.13	8.2	$8

Options granted	145	$0.37
Restricted stock units granted	204	$—
Options exercised	(83)	$2.30
Restricted stock units vested	(209)	$—
Options forfeited/cancelled	(1,247)	$4.01
Restricted stock units cancelled	(1)	$—
Outstanding at December 31, 2019	2,183	$4.03	6.6	$43

Vested and expected to vest at December 31, 2019	2,165	$4.05	6.5	$43

Vested at December 31, 2019	1,818	$4.44	6.2	$—

Exercisable at December 31, 2019	1,818	$4.44	6.2	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of December 31, 2019 for options that have a quoted market price in excess of the exercise price. There were 83 thousand stock option awards exercised during the year ended December 31, 2019 for which the Company received cash payments of $189 thousand. There was no intrinsic value for stock option awards exercised for the year ended December 31, 2019. There were 4 thousand stock option awards exercised for the year ended December 31, 2018 for which the Company received cash payments of $11 thousand. There was no intrinsic value for stock option awards exercised for the year ended December 31, 2018. There were 68 thousand stock option awards exercised for the year ended December 31, 2017 for which the Company received cash payments of $185 thousand. The aggregate intrinsic value of stock option awards exercised was $116 thousand for the year ended December 31, 2017.

As of December 31, 2019, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $491 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.20 years.

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

During the years ended December 31, 2019, 2018 and 2017, the Company granted options to employees and directors to purchase an aggregate of 145,000, 1,085,000, and 1,529,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Year Ended December 31,
Assumption	2019	2018	2017
Expected price volatility	112.41%	89.30%	87.78%
Expected term (in years)	6.14	5.98	6.90
Risk-free interest rate	1.99%	2.80%	2.12%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.31	$1.51	$2.34

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

As part of Mr. Mark Sieczarek’s separation agreement, in July 2019, the Company paid him the amount due under the agreement via 168 thousand shares of fully vested registered stock. The expense related to this separation agreement was accrued for and expensed during July 2019, and the shares were issued to him via fully vested registered stock in July 2019.  See further details on Mr. Mark Sieczarek’s resignation below.

In addition, the Company granted restricted stock to employees totaling 12,000, and 10,000 shares of common stock in the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized stock-based compensation expense of $449 thousand, $671 thousand, and $2,371 thousand, respectively, for option awards to employees and directors.

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

In April 2019, the Company modified stock options held by Mr. Yonghao (Carl) Ma, who resigned as a director of the Company, effective April 29, 2019. The option exercise period for Mr. Liu was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $14 thousand, which is included in the $449 thousand of stock-based compensation recognized in 2019 noted above.

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

In July 2019, the Company modified stock options held by Mr. Mark Sieczarek, who resigned as a director of the Company, effective July 20, 2019. The option exercise period for Mr. Mark Sieczarek was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $60 thousand, which is included in the figure above.

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

Stock-Based Awards to Non-Employee Consultants

During the year ended December 31, 2019, the Company did not grant options to purchase shares of common stock to non-employees. During the years ended December 31, 2018 and 2017 the Company granted options to purchase an aggregate of 33,000 and 86,000 shares of common stock, respectively, to non-employees in exchange for advisory and consulting services. The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumption	2018	2017
Expected price volatility	85.03%	87.41%
Expected term (in years)	10.0	10.0
Risk-free interest rate	2.94%	2.27%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.99	$2.40

During the fourth quarter of the year ended December 31, 2019, the Company paid two consultants, Ms. Moon and Ms. Xiao, via a combination of 36 thousand registered shares and cash for services rendered, based on the terms of their consulting agreement.

The Company did not grant restricted stock to non-employees during the year ended December 31, 2018.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recognized stock-based compensation expense of $37 thousand, $0, and $243 thousand, respectively, related to non-employee options and restricted stock grants.

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

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the option and stock awards discussed above is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Research and development	$42	$32	$113
Sales and marketing	93	141	152
General and administrative	351	498	2,277
Total stock-based compensation expense	$486	$671	$2,542

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

The following table presents changes in the Company's contract assets and liabilities for the year ended December 31, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liabilities: deferred revenue	$41	$-	$(41)	$-
Contract liabilities: accrued liabilities	1,432	5,708	(6,706)	434
Total	$1,473	$5,708	$(6,747)	$434

For the years ended December 31, 2019 and 2018, the Company recognized the following revenue (in thousands):

	Year Ended December 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the year:
Performance obligations satisfied	$1,473	$1,453
New activities during the year:
Performance obligations satisfied	5,126	11,055

	$6,599	$12,508

License, Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer Pharma Holdings Limited, a Shanghai-based company (“China Pioneer”) that markets high-end pharmaceutical products into China and an affiliate of Pioneer Singapore, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (the “CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

Revenue has been recognized under these agreements as follows:

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Amortization of upfront technology and access fees	$41	$34	$103
Product revenue	209	169	1,956
Total revenue recognized	$250	$203	$2,059

At December 31, 2018, the Company had deferred revenue of $41 thousand that relates to unsatisfied performance obligations of sample supply due to China Pioneer and an incremental discount on future product sales due to Pioneer China. During the year ended December 31, 2019, the Company earned $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with China Pioneer. The Company did not have any deferred revenue at December 31, 2019.

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

Since the start of 2019 the number of pharmacies in our Partner Pharmacy Program has increased from 4 to 14, placing us on track to increase Avenova sales through retail pharmacies from one-quarter to one-half of all sales. Our partner pharmacies provide patients with a quality experience that includes a relatively short time between receiving the initial prescription and filling it, fast refills and home delivery. The combination of a pre-negotiated price along with a reduction in coupon and rebate usage improves our gross-to-net and per-script profitability. During the years ended December 31, 2019, 2018 and 2017, the revenue generated from these pharmacies comprised 21%, 1% and 0% of our total product revenue, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company earned $4.6 million, $11.0 million and $13.6 million, respectively, in sales revenue for its Avenova product from its distribution agreements and specialty pharmacies.

Under the Avenova product distribution arrangements, the Company had a contract liability balance of $0.4 million and $1.4 million at December 31, 2019 and December 31, 2018, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheet. The contract liability as of December 31, 2019 and December 31, 2018 included a prepayment of $0.4 million and $0.9 million rebate, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheet (see Note 4, “Prepaid Expenses and Other Current Assets”).

Avenova Direct

In an effort to improve patient access, Avenova Direct was launched on June 1, 2019 to U.S. customers exclusively on Amazon.com. Avenova Direct is the same strength hypochlorous formulation as Avenova Rx, but comes in a 20mL size. This channel offers the Company with stable gross-to-net pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to high-deductible health plans, allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complementary social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients. During the year ended December 31, 2019, the revenue generated from Avenova Direct was $1.0 million.

NOTE 15. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees, and we are not required to contribute to the plan. For the years ended December 31, 2019 and 2018, we made $9 thousand and $14 thousand contributions to the plan, respectively.

NOTE 16. INCOME TAXES

Loss before provision for income taxes consisted of the following:

	Year Ending December 31,
(in thousands)	2019	2018	2017
United States	$(9,652)	$(6,541)	$(7,400)
International	—	—	—
	$(9,652)	$(6,541)	$(7,400)

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ending December
(in thousands)	2019	2018	2017
Current
Federal	$—	$—	$—
State	6	4	3
Other	—	—	—
Total current tax expense	6	4	3

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$6	$4	$3

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2019 and 2018 are as follows:

	December 31
(in thousands)	2019	2018
Deferred tax assets:
Net operating losses	$29,427	$26,790
Accruals	222	446
Deferred revenue	—	10
Stock options	1,191	1,425
Other deferred tax assets	765	716
Property and equipment	6	9
Lease liability	301	—
Total deferred tax assets	31,912	29,396

Deferred tax liabilities:
Lease asset	(301)	—
Total deferred tax liabilities	(301)	—

Valuation allowance	(31,611)	(29,396)
Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $2.2 million during 2019, $0.9 million during 2018, and decreased by $10.1 million during 2017.

Net operating loss and tax credit carryforwards as of December 31, 2019, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$16,151	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$94,886	Beginning in 2024
Net operating losses, state	$90,455	Beginning in 2028
Tax credits, federal	$1,316	Beginning in 2026
Tax credits, state	$325	Indefinite

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits may be limited.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the below years are as follows (in thousands):

	Year ended December 31,
(in thousands)	2019	2018
Unrecognized benefit - beginning of period	$974	$931
Gross decreases - prior period tax positions	—	43
Unrecognized benefit - end of period	$974	$974

The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. We do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months. The Company files income tax returns in the United States and in California. Other jurisdictions are not significant. The tax years 2004 - 2019 remain open in the federal jurisdiction and 2006 - 2019 for California. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31,
	2019	2018	2017
Statutory Rate	21.0%	21.0%	34.0%
State Tax	3.1%	(0.3%)	0.2%
Stock Based Compensation Expense	(3.7%)	(4.3%)	(2.1%)
Change in Valuation Allowance	(23.0%)	(13.0%)	141.7%
Other	(0.3%)	(0.5%)	0.7%
Warrant/equity expenses	1.7%	4.2%	(0.5%)
Impact of 162m	1.1%	1.3%	(4.6%)
Tax Reform - Tax Rate Change	0.0%	0.0%	(169.5%)
Impact of ASC 606	0.0%	(8.5%)	0.0%
Total	(0.1%)	(0.1%)	(0.1%)

NOTE 17. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Notes Payable” for a description of the Promissory Note issued on February 27, 2019, as amended on June 25, 2019 and Note 12, “Stockholders’ Equity” for a description of the Company’s financing transactions in June 2019 and August 2019.

Related Party Revenue

The Company recognized related party revenues from product sales and license and collaboration fees of $250 thousand, $77 thousand, and $27 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. In fulfillment of the performance obligations under the Purchase Agreement with China Pioneer, the Company supplied product samples with a cost of $176 thousand, $426 thousand, and $102 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. These costs were recorded as a sales and marketing expense. Related party accounts receivable was $0 and $39 thousand as of December 31, 2019 and December 31, 2018, respectively. See Note 14, “License, Collaboration and Distribution Agreements” for additional information regarding the Company's distribution agreements with China Pioneer, the Company's second largest stockholder.

Related Party Expenses

The Company recognized related party commission expense of $326 thousand, $359 thousand, and $0 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company paid China Kington a fee of $20 thousand, $144 thousand and $162 thousand in the first, second and third quarter of 2019, respectively. The first quarter fee represented the broker fee for the issuance of the Promissory Note to Pioneer Hong Kong. The second quarter fee represented the commission for the private placement with three accredited investors which closed on June 26, 2019. The third quarter fee represented the commission for the private placement with three accredited investors which closed on August 8, 2019. All of the fees were recorded as an offset to the additional paid-in capital in the consolidated balance sheet. For the year ended December 31, 2019, $18 thousand was recorded to interest expense using the effective interest rate method over the term of the Promissory Note. See Note 12, “Stockholders’ Equity” for additional information regarding such commissions.

A fee of $50 thousand was paid to Director Bob Wu in the first quarter of 2019 and represented the consulting fees pursuant to that certain Consulting Agreement, between the Company and China Kington, dated March 11, 2019. The Company recorded an $83 thousand expense related to Mr. Wu’s consulting service for the year ended December 31, 2019. The Company paid an additional fee of $50 thousand to Mr. Wu in March 2020 pursuant to the Consulting Agreement. See Note 9, “Related Party Notes Payable” for additional information regarding such fees.

The fees paid to China Kington during the year ended December 31, 2018 represented the commission on its sale of the Company’s common stock. See Note 12, “Stockholders’ Equity” for additional information regarding such commissions.

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

Based upon that evaluation at December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Our management utilized the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed as part of this Report:

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of 2011 Warrant, as amended (issued pursuant to the placement agent agreement dated June 29, 2011, as amended)	10-K	001-33678	4.1	3/23/2017
4.2	Form of Warrant issued in March 2015 Offering, as amended (issued with 15-month term)	10-K	001-33678	4.2	3/23/2017
4.3	Form of Warrant issued in March 2015 Offering, as amended (issued with 5-year term)	10-K	001-33678	4.3	3/23/2017
4.4	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.5	Form of 2019 Domestic Warrant issued in August 2019	8-K	001-33678	4.1	8/9/2019
4.6	Form of 2019 Foreign Warrant issued in August 2019	8-K	001-33678	4.2	8/9/2019
4.7	Form of Warrant in June 2019 offering	8-K	001-33678	4.2	6/19/2019
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017

10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.8+	Executive Employment Agreement (Employment Agreement of Jason Raleigh)	8-K	001-33678	10.2	2/6/2020
10.9	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.10	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.11	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.12	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.13	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.14	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.15	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.16†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.17†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.18†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.19†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.20	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.21	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019
10.22	First Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated June 25, 2019	8-K	001-33678	10.1	6/26/2019
10.23	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.24	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019

10.25	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019
10.26	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.27	Consulting Agreement between the Company and China Kington, dated March 1, 2019	10-K, as amended	001-33678	10.31	3/29/2019
10.28	Common Stock Purchase Agreement between the Company and Triton Funds LP, dated March 29, 2019	8-K	001-33678	10.1	4/01/2019
10.29	Registration Rights Agreement between the Company and Triton Funds, LP, dated March 29, 2019	8-K	001-33678	10.2	4/01/2019
10.30	Letter Agreement between the Company and Triton Funds LLC, dated March 29, 2019	8-K	001-33678	10.3	4/01/2019
10.31	Securities Purchase Agreement between the Company and certain named purchasers, dated June 17, 2019	8-K	001-33678	10.1	6/19/2019
10.32	Placement Agency Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated August 8, 2019	8-K	001-33678	1.1	8/9/2019
10.33	Form of Securities Purchase Agreement between the Company and certain named domestic purchasers, dated August 8, 2019	8-K	001-33678	10.1	8/9/2019
10.34	Securities Purchase Agreement between the Company and certain named foreign purchasers, dated August 8, 2019	8-K	001-33678	10.2	8/9/2019
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: March 26, 2020
	By:	/s/ Justin Hall
Justin Hall President and Chief Executive Officer (principal executive officer)

Date: March 26, 2020
	By:	/s/ Jason Raleigh
Jason Raleigh Chief Financial Officer (principal financial officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUSTIN HALL	President and Chief Executive Officer	March 26, 2020
Justin Hall	(principal executive officer)

/s/ JASON RALEIGH	Chief Financial Officer	March 26, 2020
Jason Raleigh	(principal financial officer)

/s/ PAUL E. FREIMAN	Chairman of the Board	March 26, 2020
Paul E. Freiman

/s/ XINZHOU LI	Director	March 26, 2020
Xinzhou Li (Paul LI)

/s/ XIAOYAN LIU	Director	March 26, 2020
Xiaoyan Liu (Henry LIU)

/s/ GAIL MADERIS	Director	March 26, 2020
Gail Maderis, M.B.A.

/s/ SWAN SIT	Director	March 26, 2020
Swan Sit

/s/ XIAOPEI WANG	Director	March 26, 2020
Xiaopei (Ray) Wang

/s/ MIJIA WU	Director	March 26, 2020
Mijia Wu, M.B.A. (Bob WU)

/s/ YENYOU ZHENG	Director	March 26, 2020
Yenyou (Jeff) Zheng