Form 10-Q
period 2020-03-31
NovaBay Pharmaceuticals, Inc.
filed 2020-05-07
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, there were 28,810,563 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.		Financial Statements	3

	1.	Condensed Consolidated Balance Sheets: March 31, 2020 (unaudited) and December 31, 2019	3

	2.	Condensed Consolidated Statements of Operations and Comprehensive Loss: Three months ended March 31, 2020 and 2019 (unaudited)	4

	3.	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2020 and 2019 (unaudited)	5

	4.	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity: Three months ended March 31, 2020 and 2019 (unaudited)	7

	5.	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.		Controls and Procedures	43

PART II
OTHER INFORMATION

Item 1A.		Risk Factors	43

Item 5.		Other Information	58

Item 6.		Exhibits	58

SIGNATURES			60

EXHIBIT INDEX			58

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,708	$6,937
Accounts receivable, net of allowance for doubtful accounts ($50 and $51 at March 31, 2020 and December 31, 2019, respectively)	952	1,066
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($230 and $247 at March 31, 2020 and December 31, 2019, respectively)	552	492
Prepaid expenses and other current assets	662	886
Total current assets	7,874	9,381
Operating lease right-of-use assets	1,028	1,252
Property and equipment, net	97	110
Other assets	476	477
TOTAL ASSETS	$9,475	$11,220

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities:
Current liabilities:
Accounts payable	$602	$331
Accrued liabilities	1,326	1,778
Deferred revenue	559	—
Operating lease liabilities	774	930
Notes payable, related party	1,250	1,202
Convertible note	954	1,409
Embedded derivative liability	1	3
Warrant liability	17	34
Total current liabilities	5,483	5,687
Operating lease liabilities-non-current	406	505
Warrant liability	3,935	4,055
Total liabilities	9,824	10,247

Stockholders' (deficit) equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 28,239 and 27,938 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	282	279
Additional paid-in capital	125,975	125,718
Accumulated deficit	(126,606)	(125,024)
Total stockholders' (deficit) equity	(349)	973
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$9,475	$11,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Sales:
Product revenue, net	$1,892	$1,450
Other revenue, net	—	41
Total sales, net	1,892	1,491

Product cost of goods sold	581	341
Gross profit	1,311	1,150
Operating expenses:
Research and development	9	85
Sales and marketing	1,560	3,531
General and administrative	1,277	1,605
Total operating expenses	2,846	5,221
Operating loss	(1,535)	(4,071)

Non-cash gain (loss) on changes in fair value of warrant liability	137	(57)
Non-cash gain on changes in fair value of embedded derivative liability	2	-
Other expense, net	(186)	(60)

Loss before provision for income taxes	(1,582)	(4,188)
Provision for income taxes	—	(1)
Net loss and comprehensive loss	$(1,582)	$(4,189)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.06)	$(0.25)
Weighted-average shares of common stock used in computing net loss per share attributable to common stockholders (basic and diluted)	27,978	17,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019

Operating activities:
Net loss	$(1,582)	$(4,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	17
Impairment of operating lease right-of-use assets	—	125
Stock-based compensation expense for options and stock issued to employees and directors	45	107
Stock-based compensation expense for options and stock issued to non-employees	12	7
Issuance of RSUs to employees	2	10
Non-cash (gain) loss on changes in fair value of warrant liability	(137)	57
Non-cash gain on changes in fair value of embedded derivative liability	(2)	—
Interest expense related to amortization of debt issuance and debt discount	105	20
Interest expense related to amortization of debt issuance related to related party notes payable	1	5
Changes in operating assets and liabilities:
Accounts receivable	113	954
Inventory	(59)	(21)
Prepaid expenses and other current assets	223	214
Operating lease right-of-use assets	224	244
Other assets	1	10
Accounts payable and accrued liabilities	(175)	(521)
Operating lease liabilities	(252)	(256)
Deferred revenue	559	(41)
Related party notes payable	47	34
Long-term obligations	(4)	3
Net cash used in operating activities	(865)	(3,221)

Investing activities:
Purchases of property and equipment	—	(14)
Net cash used in investing activities	—	(14)

Financing activities:
Proceeds from issuance of related party notes payable	—	1,000
Proceeds from stock options & RSUs sold to cover taxes	—	4
Proceeds from exercise of warrants	201	—
Proceeds from convertible notes, net of discount	—	2,000
Payment on the convertible note	(565)	—
Debt issuance cost	—	(20)
Net cash (used in) provided by financing activities	(364)	2,984
Net decrease in cash, cash equivalents, and restricted cash	(1,229)	(251)
Cash, cash equivalents and restricted cash, beginning of year	7,412	3,658
Cash, cash equivalents and restricted cash, end of year	$6,183	$3,407

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$35	$—

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of non-cash information:
Cumulative effect of adoption of ASU 2017-11	$—	$56
Addition of operating lease, right-of-use asset	$—	$2,473
Fixed asset purchases, included in accounts payable and accrued liabilities	$—	$(5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

(in thousands)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
2020	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	(1,582)	(1,582)
Issuance of common stock in connection with exercise of warrants, net of issuance cost	299	3	198	—	201
Vesting of employee restricted stock awards	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	45	—	45
Stock-based compensation expense related to non-employee and director stock options	—	—	12	—	12
Balance at March 31, 2020	28,239	$282	$125,975	$(126,606)	$(349)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
2019	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,089	$171	$119,764	$(114,981)	$4,954
Net loss	—	—	—	(4,189)	(4,189)
Reclassification of Warrant Liability to Equity	—	—	412	(356)	56
Vesting of employee restricted stock awards	6	—	10	—	10
Stock-based compensation expense related to employee and director stock options	—	—	107	—	107
Stock-based compensation expense related to non-employee and director stock options	—	—	7	—	7
Debt discount associated with the convertible note – beneficial conversion feature	—	—	184	—	184
Balance at March 31, 2019	17,095	$171	$120,484	$(119,526)	$1,129

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

Liquidity

Based primarily on the funds available at March 31, 2020, the Company believes these resources will be sufficient to fund its operations into the fourth quarter of 2020. Subsequent to March 31, 2020, we (1) entered into an At the Market Offering Agreement with Ladenburg (the “ATM Program”), to allow the Company to raise up to approximately $4.3 million in the future through sales of our common stock through Ladenburg as sales agent, subject to the terms of the ATM Program and certain restrictions, including, but not limited to, general stock market conditions and our specific stock price, and (2) have been notified that we will receive an approximately $900 thousand PPP Loan to, among other things, support the employment of our Avenova salesforce, which has been greatly restricted in its ability to solicit eye care professionals due to the COVID-19 “stay at home” orders.  We have not, as of May 7, 2020, received any funds from the ATM Program, or been able to request any sales of our stock under the ATM Program while we are in a trading blackout.  Both the ATM Program and PPP Loan have certain limitations and risk as outlined in our risk factor “There is uncertainty about our ability to continue as a going concern” in Part II, Item 1A of this report.

The Company has sustained operating losses for the majority of its corporate history and expects that its 2020 expenses will exceed its 2020 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing spending on one or more of its sales and marketing programs; (4) entering into license agreements to sell new product and/or (5) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these unaudited financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying unaudited financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. dollars.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same reported in the condensed consolidated statements of cash flows:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$5,708	$6,937
Restricted cash included in Other assets	475	475
Total cash, cash equivalents, and restricted cash in the statements of cash flows	$6,183	$7,412

The restricted cash amount included in Other assets on the condensed consolidated balance sheets represent amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

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

During the three months ended March 31, 2020, revenues were derived primarily from sales of Avenova directly to consumers through Amazon.com, directly to doctors through the Company’s webstore, and to pharmacies via three major distribution partners and specialty pharmacies. Revenues were also generated from sales of KN95 masks through the Company’s webstore. During the three months ended March 31, 2019, revenues were derived primarily from sales of Avenova directly to three major distribution partners and to doctors through the Company’s webstore.

During the three months ended March 31, 2020 and 2019, revenues from our major distribution or collaboration partners greater than 10% were as follows:

	Three Months Ended March 31,
Major distribution or collaboration partner	2020		2019
Avenova Direct via Amazon	41%		—%
Distributor A	*	%	26%
Distributor B	*	%	17%
Distributor C	*	%	14%

   *Not greater than 10%

As of March 31, 2020 and December 31, 2019, accounts receivable from our major distribution partners greater than 10% were as follows:

	March 31,	December 31,
Major distribution or collaboration partner	2020	2019
Avenova Direct via Amazon	12%	20%
Distributor A	24%	28%
Distributor B	10%	13%
Distributor C	19%	19%

The Company relies on two contract sole source manufacturers to produce its finished goods. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that we may suffer from unexpected supply chain delays in light of the worldwide COVID-19 pandemic.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. At March 31, 2020 and December 31, 2019, management reserved $50 thousand and $51 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, masks, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2020 and December 31, 2019, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $230 thousand and $247 thousand, respectively.

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

Impairment of Long-Lived Assets and Operating Lease Right-of-Use Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations and comprehensive loss. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand. There was no such impairment charge during the first quarter of 2020.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard.

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

Revenue Recognition

The Company generates product revenue through product sales to its major distribution partners and a limited number of distributors. Product supply is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

Revenue generated through the Company’s webstore is recognized upon shipment to the customer. We ship high volumes of packages through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs as incurred and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Special bulk orders of KN95 disposable air filter masks are shipped directly to the customer out of a manufacturer in China. Revenue is recognized when control of the product passes to the customer, which is upon delivery of the KN95 masks to the customer. As such, customer orders are recorded as deferred revenue prior to delivery of products.

Revenue generated through Amazon.com is recognized upon orders fulfilled by Amazon.com, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by Amazon.com. Fees paid to Amazon.com for promoting our product are expensed as incurred, and are included in sales and marketing expenses within the operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping and handling costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

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

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and RSUs to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s condensed consolidated statements of stockholders’ (deficit) equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liability

The Company accounts for the issuance of common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option pricing model or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of the Company’s judgment.

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted earnings (loss) per share (“EPS”).

Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods because their effect would be anti-dilutive.

During the three months ended March 31, 2020 and 2019, there was no difference between basic and diluted EPS in each period due to the Company’s net loss.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended March 31,
Numerator	2020	2019
Net loss	$(1,582)	$(4,189)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	27,978	17,093
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.25)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of March 31,
(in thousands)	2020	2019
Period end stock options to purchase common stock	2,099	2,389
Period end common stock warrants	8,247	544
	10,346	2,933

Shares underlying the Convertible Note were excluded from EPS calculation as the Company intends to settle the Convertible Note in cash in lieu of stock pursuant to the August SPA. See Note 12, “Stockholders’ Equity (Deficit)” for further discussion of the terms of the August SPA.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted the new standard effective January 1, 2020 and the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2023. The Company will adopt the new standard effective January 1, 2023. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

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

The Company’s cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and certificates of deposit. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities and U.S. government securities.

As of March 31, 2020, the Company’s warrants consist of warrants to purchase the Company’s common stock issued in October 2015, June 2019 and August 2019, out of which the warrants issued in October 2015 and August 2019 are classified as liabilities. The June 2019 warrants are considered to be indexed to the Company’s stock and are therefore classified as equity. 35,107 July 2011 Warrants (as defined below) and 7,419 March 2015 Warrants (as defined below) expired unexercised during the three months ended March 31, 2020. As July 2011 Warrants were classified as liabilities prior to expiration, the expiration of the warrants resulted in a decrease of $15 thousand in warrant liability. The Company's warrant liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the warrant liability using the Black-Scholes valuation method or the Lattice valuation model where deemed appropriate. See Note 11, “Warrant Liability” for further discussion of the calculation of the fair value of the warrant liability.

As a result of the call option and the put feature within the Convertible Note, the Company recorded a derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Convertible Note. The fair value of embedded derivative liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the embedded derivative liability using the Monte Carlo simulation model. See Note 10, “Convertible Note” for further discussion of the calculation of the fair value of the embedded derivative liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	March 31,	Active Markets	Other	Unobservable
(in thousands)	2020	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$3,952	$—	$—	$3,952
Embedded derivative liability	1	—	—	1
Total liabilities	$3,953	$—	$—	$3,953

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
(in thousands)	2019	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$4,089	$—	$—	$4,089
Embedded derivative liability	3	—	—	3
Total liabilities	$4,092	$—	$—	$4,092

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

(in thousands)	Level 3
liabilities
Fair value of warrant liability and embedded derivative liability at December 31, 2019	$4,092
Decrease in fair value of warrant liability at March 31, 2020	(122)
Decrease in fair value of embedded derivative liability at March 31, 2020	(2)
Decrease in fair value related to warrants expired	(15)
Fair value of warrant liability and embedded derivative liability at March 31, 2020	$3,953

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31,	December 31,
	2020	2019
Prepaid sales rebates	$290	$401
Prepaid dues and subscription	49	82
Prepaid insurance	64	94
Prepaid patents	68	85
Prepaid security deposit for lease	65	65
Retainer	32	46
Other	94	113
Total prepaid expenses and other current assets	$662	$886

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	March 31,	December 31,
	2020	2019
Raw materials and supplies	$168	$185
Finished goods	614	554
Less: Reserve for excess and obsolete inventory	(230)	(247)
Total inventory, net	$552	$492

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	March 31,	December 31,
	2020	2019
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	349	349
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	670	670
Less: accumulated depreciation and amortization	(573)	(560)
Total property and equipment, net	$97	$110

Depreciation and amortization expense was $14 thousand and $17 thousand for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31,	December 31,
	2020	2019
Employee payroll and benefits	$208	$463
Avenova contract liabilities	584	822
Sublease security deposit	198	198
Consulting service	156	109
Related party consulting service	—	33
Other	180	153
Total accrued liabilities	$1,326	$1,778

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2020.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2020.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration seeking severance in the amount of $370,000 as well as additional damages in connection with his separation from service with the Company. The Company does not believe the claims asserted by Mr. McGovern have any merit, and the Company intends to defend against all such claims. As of March 31, 2020, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In addition to the facility leases, the Company has leased 54 vehicles under a master fleet lease agreement. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicle during the first quarter of 2017. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment. The Company estimated fair value based on the lowest level of identifiable estimated future cash flows and recorded an impairment charge of $125 thousand, which is included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. During the fourth quarter of 2019, the Company early terminated the lease agreement related to the idled vehicles, and had 15 leased vehicles as of December 31, 2019. The lease agreement expired in the first quarter of 2020, and, as of March 31, 2020, the Company no longer has any leased vehicles.

Additionally, the Company has an operating lease for 2 copiers which will expire in October 2022. The monthly lease payment for the copiers is not material.

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

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows (in thousands except lease term and discount rate):

Lease Costs	Three Months Ended March 31,
	2020	2019
Operating lease cost	$264	$312
Sublease income	(158)	(158)
Net lease cost	$106	$154

Other information
Operational cash flow used for operating leases	$296	324

Weighted-average remaining lease term (in years)	1.5	2.2
Weighted-average discount rate	12%	12%

Future lease payments under non-cancelable leases as of March 31, 2020 were as follows (in thousands):

Remaining in 2020	$751
2021	454
2022	88
Thereafter	—
Total future minimum lease payments	1,293
Less imputed interest	(113)
Total	$1,180

Reported as:
Operating lease liability	$774
Operating lease liability- non-current	406
Total	$1,180

Future lease payments to be received under non-cancelable leases as of March 31, 2020 were as follows (in thousands):

Remaining in 2020	$385
2021 and thereafter	—
Total future minimum lease payments	$385

NOTE 9. RELATED PARTY NOTES PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Hong Kong”), which was amended on June 25, 2019 (the “Promissory Note”). The Promissory Note currently bears an interest payment of $300 thousand (initially $150 thousand) and is payable in full upon the Company’s next financing with Pioneer Hong Kong and in no event after July 1, 2020 (an extension per the June amendment from the initial maturity date of July 27, 2019). The transaction was facilitated by China Kington Asset Management Co. Ltd. (“China Kington”) which has a perfected security interest in all tangible and intangible assets of the Company. In connection with the Promissory Note, the Company paid China Kington a 2% fee for brokering the transaction and entered into a consulting agreement with China Kington for a term of one year, which expired on March 1, 2020. Bob Wu, acting in a dual role as a member of the Company’s Board of Directors and as principal of China Kington, was paid $100 thousand pursuant to such consulting agreement. Upon the expiration of the consulting agreement, the parties entered into a standard consulting agreement, in which no cash compensation will be paid. Debt issuance costs associated with the issuance of the Promissory Note of $20 thousand was recognized and recorded as an offset to the related party notes payable in the consolidated balance sheet. The debt issuance cost is being amortized to interest expense using the effective interest rate method over the term of the Promissory Note, assuming that the Promissory Note will be fully paid on July 1, 2020. The Company established a new effective interest rate based on the carrying value of the original debt and the revised cash flows.

The interest expense recognized, including amortization of the issuance costs, was $48 thousand and $39 thousand during the three months ended March 31, 2020 and 2019, respectively.

The Promissory Note is presented as follows as of March 31, 2020:

(in thousands)
Principal amount	$1,000
Unamortized debt issuance costs	(1)
Accrued interest	251
Total debt	1,250
Less: short-term	1,250
Long-term	$—

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

The Company’s prepayment terms represent an embedded call option, the Lender’s share redemption terms represent an embedded put option and certain events of default represent embedded derivatives, each of which require bifurcation. A single derivative comprising all bifurcatable features was measured at fair value using a Monte Carlo simulation model. The fair value of the embedded derivative at issuance of the Convertible Note on March 26, 2019 was $0.4 million. The key assumptions used to value the combined embedded derivative upon issuance at March 26, 2019 were as follows:

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term	1.5

The key assumptions used to value the combined embedded derivative as of March 31, 2020 and December 31, 2019 were as follows:

	As of
Assumption	March 31, 2020	December 31, 2019
Stock price	$0.59	$0.65
Equity volatility	199.2%	192.6%
Risk-free interest rate	0.15%	1.60%
Remaining term	0.49	0.74

The aggregate $627 thousand discount, including the original issue discount, and the aggregate $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, were recorded at issuance, and were classified as an offset to the Convertible Note on the consolidated balance sheet. The Convertible Note is presented as follows as of March 31, 2020:

(in thousands)
Principal amount	$998
Unamortized discount	(34)
Unamortized debt issuance costs	(10)
Total debt	954
Less: short-term	954
Long-term	$—

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Note, assuming that the Convertible Note will be redeemed at the maximum $200 thousand per month beginning in September 2019. During the three months ended March 31, 2020, the effective interest rate on the Convertible Note was 54% and interest expense recognized, including amortization of the debt discount and issuance costs, was $140 thousand. During the three months ended March 31, 2019, the effective interest rate on the Convertible Note was 64% and interest expense recognized, including amortization of the debt discount and issuance costs, was $24 thousand.

On August 8, 2019, the Company entered into a securities purchase agreement (the “August SPA”) with certain domestic investors for the sale and issuance of 4,198,566 shares of common stock in a registered direct offering and 4,198,566 warrants exercisable for 4,198,566 shares of common stock in a simultaneous private placement at an offering price of $1.00 per share. The August SPA prohibits the Company from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with the Lender and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 12, “Stockholders’ Equity (Deficit)” for further discussion of the terms of the August SPA.

The Lender started redeeming $200 thousand of the Convertible Note every month since September 27, 2019. During the three months ended March 31, 2020, the Company had repaid a total of $600 thousand in cash, $565 thousand of which was applied against the outstanding balance of the convertible note. As of March 31, 2020, the Company's contractual maturity of the principal balance of the Convertible Note was as follows:

(in thousands)
2020	$998
2021 and thereafter	—
Total	$998

NOTE 11. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing. As part of this transaction, 139,520 warrants were issued with an exercise price of $33.25 and were exercisable from January 1, 2012 to July 5, 2016. The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as an acquisition of the Company. Under ASC 480, Distinguishing Liabilities from Equity, the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice model, and the changes in the fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity. In addition, after January 5, 2012, and if the closing bid price per share of the common stock in the principal market equals or exceeds $66.50 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders.

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement dated March 3, 2015 (the “2015 Securities Purchase Agreement”) agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (which expired March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in the October 2015 Offering (as described below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both the warrants with a 15-month term (the “Short-Term Warrants”) and warrants with a five-year term (the “Long-Term Warrants”) issued pursuant to the 2015 Securities Purchase Agreement (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement dated June 29, 2011 (the “July 2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the July 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the July 2011 Warrants, which have since expired on March 6, 2020. A price protection provision also was added to both the July 2011 Warrants and March 2015 Warrants, such that if the Company subsequently sold or otherwise disposed of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants would be reduced to that lower price.

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

On March 6, 2020, 35,107 July 2011 Warrants and 7,419 March 2015 Warrants expired without being exercised. As of March 31, 2020, there were no July 2011 Warrants or March 2015 Warrants outstanding.

The key assumptions used to value the July 2011 Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	115%
Expected term (in years)	0.18
Risk-free interest rate	1.52%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.44

As noted above, the Company issued warrants in connection with the October 2015 Offering. The Company evaluated the terms of the October 2015 Warrants and noted that under ASC 480, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the warrants at issuance on October 27, 2015 was $1.3 million.

The key assumptions used to value the October 2015 warrants as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31,	December 31,
Assumption	2020	2019
Expected price volatility	191%	184%
Expected term (in years)	0.58	0.83
Risk-free interest rate	0.15%	1.59%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.46	$0.49

During the second quarter of 2019, a total of 158,400 warrants to purchase 158,400 shares of common stock were exercised related to the July 2011 Warrants and the October 2015 Warrants resulting in gross proceeds of $33 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.4 million, with any change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The $0.4 million fair value was subsequently transferred to equity as of the date of exercise.

During the third quarter of 2019, a total of 102,602 warrants to purchase 102,602 shares of common stock were exercised related to the October 2015 Warrants resulting in gross proceeds of $21 thousand. Upon exercise, the warrant liability associated with these warrants was adjusted to its fair value as of the date of exercise of $0.2 million, with any change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The $0.2 million fair value was subsequently transferred to equity as of the date of exercise.

In August 2019, the Company issued: (1) warrants to purchase up to 4,198,566 shares of Company common stock to certain domestic investors in connection with its registered direct offering of 4,198,566 shares of common stock (the “2019 Domestic Warrants”); (2) warrants to purchase up to 2,700,000 shares of Company common stock to certain foreign investors in connection with a private placement of the Series A Preferred Stock (the “2019 Foreign Warrants”); and (3) warrants to purchase up to 167,942 shares of Company common stock to Ladenburg Thalmann & Co., Inc. for its services as placement agent in the registered direct offering (the “2019 Ladenburg Warrants”). See Note 12, “Stockholders’ Equity (Deficit)” for further discussion of the terms of the financing transactions in August 2019.

The 2019 Domestic Warrants are exercisable six months after the date of issuance and will expire on February 13, 2025, with an exercise price of $1.15. The terms of the 2019 Domestic Warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as an acquisition of the Company. The 2019 Domestic Warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 requires the 2019 Domestic Warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes option pricing model, and the changes in the fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the 2019 Domestic Warrants at issuance on August 13, 2019 was $3.1 million.

The key assumptions used to value the 2019 Domestic Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Domestic Warrants as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31,	December 31,
Assumption	2020	2019
Expected price volatility	175.35%	154.10%
Expected term (in years)	4.88	5.13
Risk-free interest rate	0.37%	1.70%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.56	$0.57

The 2019 Ladenburg Warrants were exercisable immediately upon issuance and will expire on August 8, 2024, with an exercise price of $1.25. The terms of the 2019 Ladenburg Warrants are consistent with the 2019 Domestic Warrants, and therefore were classified as liabilities in accordance with ASC 480. The fair values of these warrants have been determined using the Black-Scholes option pricing model, and the changes in the fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the 2019 Ladenburg Warrants at issuance on August 13, 2019 was $124 thousand.

The key assumptions used to value the 2019 Ladenburg Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	155.19%
Expected term (in years)	5.00
Risk-free interest rate	1.57%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.74

The key assumptions used to value the 2019 Ladenburg Warrants as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31,	December 31,
Assumption	2020	2019
Expected price volatility	179.77%	159.94%
Expected term (in years)	4.36	4.61
Risk-free interest rate	0.34%	1.69%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.55	$0.57

The 2019 Foreign Warrants were exercisable upon stockholders’ approval, which was received on October 9, 2019, and will expire on February 13, 2025, with an exercise price of $1.15. The terms of the warrants are consistent with the 2019 Domestic Warrants, and therefore were classified as liabilities in accordance with ASC 480. The fair values of these warrants have been determined using the Black-Scholes option pricing model, and the changes in the fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the 2019 Foreign Warrants at issuance on August 13, 2019 was $2.0 million.

The key assumptions used to value the 2019 Foreign Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Foreign Warrants as of March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31,	December 31,
Assumption	2020	2019
Expected price volatility	175.35%	154.10%
Expected term (in years)	4.88	5.13
Risk-free interest rate	0.37%	1.70%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.56	$0.57

The number of shares and fair value of the outstanding warrant liability as of March 31, 2020 were as follows (in thousands):

	Shares	Warrant
		Liability
Warrant liability - current
October 2015 Warrants	38	$17
	38	$17

Warrant liability – non-current
2019 Domestic Warrants	4,199	$2,339
2019 Foreign Warrants	2,700	1,504
2019 Ladenburg Warrants	168	92
	7,067	$3,935

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

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

As the conversion trigger was dependent upon stockholder approval which is considered to be outside the control of the Company, the Series A Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s interim balance sheet as of September 30, 2019. Upon conversion of the Series A Preferred Stock into shares of the Company’s common stock in October 2019, it is classified as equity in the Company’s balance sheet as of December 31, 2019.

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

Stock Warrants

In February 2016, the strike prices of the July 2011, March 2015, and October 2015 Warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price. In May 2019, the strike price of the July 2011, March 2015, and October 2015 Warrants was further reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price. The March 2015 Warrants were reclassified from warrant liabilities to equity upon adoption of ASU 2017-11. In March 2020, all remaining outstanding and unexercised July 2011 and March 2015 Warrants expired.

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

In August 2019, the Company also issued 2,700,000 warrants to purchase 2,700,000 shares of Company common stock in connection with its private placement of Series A Preferred Stock. Such warrants were exercisable upon stockholders’ approval and will expire on February 13, 2025, with an exercise price of $1.15. Please see the preceding subsection, “Preferred Stock,” for further details regarding such private placement.

During the first quarter of 2020, a total of 70,000 warrants to purchase 70,000 shares of common stock were exercised related to the March 2015 Warrants resulting in gross proceeds of $14 thousand.

On March 6, 2020, 35,107 July 2011 Warrants and 7,419 October 2015 Warrants expired unexercised. As of March 31, 2020, there was no July 2011 Warrants or March 2015 Warrants outstanding, and 38,000 October 2015 remained outstanding and will expire on October 27, 2020.

During the first quarter of 2020, a total of 228,571 warrants to purchase 228,571 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $199 thousand. The Company paid China Kington a fee equal to six percent (6%) of the gross proceeds, totaling $12 thousand, for brokering the transaction.

The details of all outstanding warrants as of March 31, 2020, were as follows:

		Weighted-
	Warrants	Average
	(in thousands)	Exercise
		Price
Outstanding at December 31, 2019	8,588	$1.09
Warrants granted	-	$-
Warrants exercised	(299)	$0.71
Warrants expired	(42)	$0.21
Outstanding at March 31, 2020	8,247	$1.11

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

For the years from 2009 to 2012, the number of shares of common stock authorized for awards under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board. Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for awards under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the stockholders voted to remove the 40,000-share cap and the 2007 Plan’s shares authorized for awards increased annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 32,646 and 59,157 shares of common stock were authorized for awards under the 2007 Plan in January 2014 and 2013, respectively. On March 30, 2015, the Company filed a registration statement to add an additional 82,461 shares to the 2007 Plan’s shares authorized for awards. In January 2016, the Company added 139,449 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock authorized for awards thereunder by 1,124,826 shares. In January 2017, the Company added 610,774 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. As a result of the foregoing, the aggregate number of shares authorized for awards under the 2007 Plan was 2,318,486 shares, prior to its expiration on March 15, 2017 (after taking into account prior awards under the 2007 Plan).

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of March 31, 2020, there were 3,643,878 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2020, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,183	$4.03	6.6	$43
Options granted	20	$0.57
Restricted stock units vested	(3)	$—
Options forfeited/cancelled	(100)	$8.12
Restricted stock units cancelled	(1)	$—
Outstanding at March 31, 2020	2,099	$3.81	6.3	$37

Vested and expected to vest at March 31, 2020	2,081	$3.83	6.3	$36

Vested at March 31, 2020	1,825	$4.08	6.04	$—

Exercisable at March 31, 2020	1,825	$4.08	6.04	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2020 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three months ended March 31, 2020 and 2019. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $364 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.05 years.

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

During the three months ended March 31, 2020, the Company granted options to employees and directors to purchase an aggregate of 20,000 shares of common stock. During the three months ended March 31, 2019, the Company did not grant options to purchase common stock to employees and directors.

The weighted-average assumptions used in determining the value of options are as follows:

Three Months Ended March 31,
Assumption	2020
Expected price volatility	143.83%
Expected term (in years)	6.46
Risk-free interest rate	0.99%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$0.53

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

In addition, during the three months ended March 31, 2020 and 2019, the Company did not grant restricted stock to employees.

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $45 thousand and $107 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2020 and March 31, 2019, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model as discussed above.

In addition, during the three months ended March 31, 2020 and 2019, the Company did not grant restricted stock to non-employees.

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $12 thousand and $7 thousand, respectively, related to non-employee stock option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Research and development	$7	$11
Sales and Marketing	9	19
General and administrative	41	84
Total stock-based compensation expense	$57	$114

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 14. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

Transactions under the Company’s major distribution agreements are recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. The Company records contract liabilities for the invoiced amounts that are estimated to be subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns.

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

The following table presents changes in the Company's contract assets and liabilities for the three months ended March 31, 2020 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract Liabilities: Deferred Revenue	$—	$559	$—	$559
Contract Liabilities: Accrued Liabilities	434	568	(691)	311
Total	$434	$1,127	$(691)	$870

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$434	$1,444
New activities in the period:
Performance obligations satisfied	1,458	47

	$1,892	$1,491

License, Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer Pharma Holdings Limited (“China Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products into China and one of the Company’s largest stockholders, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $312,500. NovaBay also received $312,500 in January 2013, related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (the “CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625,000 upon receipt of a marketing approval of the product from the CFDA.

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

The Distribution Agreement and the Purchase Agreement expired on December 31, 2019. The Company did not renew the agreement with China Pioneer.

During the three months ended March 31, 2020, the Company earned $0 in licensing revenue related to the distribution agreement with Pioneer China. During the three months ended March 31, 2019, the Company earned $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with Pioneer China.

During the three months ended March 31, 2020, the Company earned $173 thousand for sales of NeutroPhase to China Pioneer, which is recorded in the product sales in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2019, the Company earned $0 for sales of NeutroPhase to China Pioneer.

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

During the three months ended March 31, 2020 and 2019, the Company earned $0.6 million and $1.2 million, respectively, in product revenue under the Avenova distribution agreements.

Under the Avenova product distribution arrangements, the Company had a contract liability balance of $0.3 million and $0.4 million at March 31, 2020 and December 31, 2019, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The contract liability as of March 31, 2020 and December 31, 2019 included a prepayment of $0.3 million and $0.4 million rebate, respectively, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

During 2019, the number of pharmacies in our Partner Pharmacy Program increased from 4 to 14, placing us on track to increase Avenova sales through retail pharmacies from one-quarter to one-half of all sales. Our partner pharmacies provide patients with a quality experience that includes a relatively short time between receiving the initial prescription and filling it, fast refills and home delivery. The combination of a pre-negotiated price along with a reduction in coupon and rebate usage improves our gross-to-net and per-script profitability. During the three months ended March 31, 2020 and 2019, the revenue generated from these pharmacies comprised 12% and 25% of our total product revenue, respectively.

Avenova Direct

In an effort to improve patient access, Avenova Direct was launched on June 1, 2019 to U.S. customers exclusively on Amazon.com. Avenova Direct is the same strength hypochlorous formulation as Avenova Rx, but comes in a 20mL size. This channel offers the Company with stable gross-to-net pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to high-deductible health plans, allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complementary social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients. During the three months ended March 31, 2020, the revenue generated from Avenova Direct was $0.8 million.

KN95 Masks

In light of the shortage of protective masks since the outbreak of COVID-19, the Company launched its sale of KN95 disposable air filter masks on the Company’s website in March 2020. During the three months ended March 31, 2020, the revenue generated from the sale of such protective masks was $0.2 million. $18 thousand revenue was deferred from online sales as the Company had not fulfilled its obligations as of March 31, 2020.

The Company also received two deposits totaling $0.6 million for bulk orders that were arranged to be shipped directly out of a manufacturer in China. As the orders had not been delivered to the two customers as of March 31, 2020, the revenue was deferred. The Company had $0.6 million and $0 deferred revenue at March 31, 2020 and December 31, 2019, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during either the three months ended March 31, 2020 or 2019.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Notes Payable” for a description of the Promissory Note issued on February 27, 2019, as amended on June 25, 2019 and Note 12, “Stockholders’ Equity (Deficit)” for a description of the Company’s financing transactions in June 2019 and August 2019.

Related Party Revenue

The Company recognized related party revenues from product sales of $173 thousand for the three months ended March 31, 2020. The Company recognized related party revenues from license and collaboration fees of $41 thousand for the three months ended March 31, 2019. In fulfillment of the performance obligations under the Purchase Agreement with China Pioneer, the Company supplied product with a cost of $90 thousand and $0 for the three months ended March 31, 2020 and 2019. Related party accounts receivable was $173 thousand and $0 as of March 31, 2020 and December 31, 2019, respectively. See Note 14, “License, Collaboration and Distribution Agreements” for additional information regarding the Company’s distribution agreements with China Pioneer, the Company’s second largest stockholder.

Related Party Expenses

During the three months ended March 31, 2020, the Company purchased KN95 masks from Earntz Nonwoven Co., Ltd. through an affiliate of China Pioneer. As of March 31, 2020 and 2019, related party accounts payable was $93 thousand and $0.

The Company paid related party fees of $62 thousand and $70 thousand for the three months ended March 31, 2020 and 2019, respectively. A fee of $50 thousand was paid to Director Bob Wu during both the three months ended March 31, 2020 and March 31, 2019, which represented the consulting fees pursuant to that certain Consulting Agreement, between the Company and China Kington, dated March 1, 2019. A fee of $12 thousand was paid to China Kington during the three months ended March 31, 2020 and represented the broker fee for the exercise of the June 2019 warrants by one of the warrant holders, and was recorded as a reduction to additional paid-in capital from the exercise of the warrants. A fee of $20 thousand paid to China Kington during the three months ended March 31, 2019 represented the broker fee for the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd., and was recorded as an offset to the related party notes payable in the condensed consolidated balance sheet. See Note 9, “Related Party Notes Payable”, and Note 11, “Warrant Liability” for additional information regarding such fees.

NOTE 17. SUBSEQUENT EVENTS

On April 16, 2020, the Company entered into the following agreements: (1) an International Distribution Agreement (the “Microprofit Agreement”) with Shenzhen Microprofit Biotech Co., Ltd. (“Microprofit”), a China-based company that manufactures its proprietary product of SARS-CoV-2 IgG and IgM Antibody Combined Test Kits that have the ability to test the novel coronavirus (COVID-19) (the “Test Kits”), which has not yet been approved by the U.S. Food and Drug Administration (the “FDA”) and (2) an Intermediary Distribution Agreement (the “Pioneer Agreement”) with Chongqing Pioneer Pharma Holdings Limited (“Pioneer”), which is an affiliate of China Pioneer. Under the Microprofit Agreement, Microprofit is granting the Company the exclusive right to distribute the Test Kits upon receipt of all applicable regulatory approvals including FDA approval (the “Regulatory Approvals”). As consideration for such exclusive right, on the later of the date on which all Regulatory Approvals are received and the date of stockholder approval to increase the number of the Company's authorized shares of common stock is received, the Company will issue purchase warrants for the Company’s Common Stock to certain Microprofit officers, exercisable for an aggregate number of shares of the Company’s common stock equivalent to twelve percent (12%) of the Company’s outstanding common stock on the same date. In accordance with the Pioneer Agreement, the Company will place orders for and purchase the Test Kits from Pioneer, as an intermediary distribution partner who in turn purchases the Test Kits from Microprofit. Pioneer will receive a nominal cash profit for each Test Kit sold to the Company.

On April 27, 2020, NovaBay Pharmaceuticals, Inc. (the “Company”) entered into an At the Market Offering Agreement (the “Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to sell shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having a current aggregate offering amount of up to $4,302,137, which offering amount may change as described in the Agreement (the “Shares”), from time to time during the term of the Agreement, through an “at the market” equity offering program under which Ladenburg will act as the Company’s sales agent (the “ATM Program”). The Company will pay Ladenburg a commission equal to three percent (3.0%) of the gross sales proceeds of any Shares sold through Ladenburg under the Agreement, and also has provided Ladenburg with customary indemnification rights. We have not, as of May 7, 2020, received any funds from the ATM Program, or been able to request any sales of our stock under the ATM Program while we are in a trading blackout.

On April 30, 2020, a total of 571,428 warrants to purchase 571,428 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $497 thousand.

On May 3, 2020, the Company entered into that certain Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. (the “Lender”) pursuant to which the Company will receive loan proceeds of $900,505 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the Paycheck Protection Program (“PPP”), which was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 3, 2022 and the annual interest rate on the PPP Loan is a fixed rate of 1.00%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the PPP Loan until November 1, 2020.  Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses, including, but not limited to, to support the employment of our Avenova salesforce, which has been greatly restricted in its ability to solicit eye care professionals due to the COVID-19 “stay at home” orders. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. See Part II, Item 5 for further details on the PPP Loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, estimates and facts as of the date hereof and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

our assumptions, estimates and beliefs regarding the possible effect of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

●	the possible impact of COVID-19 on our ability to obtain financing, including through our At the Market Offering Agreement and the availability of any alternative sources of financing;
●	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for forgiveness of the PPP Loan under the terms of the PPP;
●	our limited cash and our history of losses;
●	our ability to achieve profitability;
●	whether demand develops for our proprietary products;
●	the impact of competitive or alternative products and pricing;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our exposure to and ability to defend third-party claims and challenges to our patent and other intellectual property rights;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and our other filings with the SEC.

As a result of many factors, such as those listed above and set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are an antibacterial medical device company predominantly focused on eye care. We are currently focused primarily on commercializing Avenova®, an FDA cleared product sold in the United States that has proven in laboratory testing to have broad antimicrobial properties as a preservative in solution as it removes foreign material including microorganisms and debris from skin around the eye, including the eyelid. Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid.

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

In April 2020, we saw a slowdown in Avenova sales in our prescription and in-office direct channels, as patient visits to eyecare specialists decreased substantially because of the nationwide shelter-in-place mandates. While working from home, our salesforce is keeping engaged with these specialists through phone contact to support sales following the lifting of shelter-in-place restrictions.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements (Summary of Significant Accounting Policies), included in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected. At March 31, 2020 and December 31, 2019, management had reserved $50 thousand and $51 thousand, respectively, primarily based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, masks, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At March 31, 2020 and December 31, 2019, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $230 thousand and $247 thousand, respectively.

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

Revenue Recognition

We generate product revenue through product sales to our major distribution partners and a limited number of distributors. Product supply is the only performance obligation contained in these arrangements, and we recognize product revenue upon transfer of control to our major distribution partners at the amount of consideration that we expect to be entitled to, generally upon shipment to the distributor on a “sell-in” basis.

Revenue generated through the Company’s webstore is recognized upon shipment to the customer. We ship high volumes of packages through multiple third-party carriers. Shipping and handling costs are expensed as incurred as fulfillment costs and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Special bulk orders of KN95 disposable air filter masks are shipped directly to the customer out of a manufacturer in China. Revenue is recognized when control of the product passes to the customer, which is upon delivery of merchandise to the customer. As such, customer orders are recorded as deferred revenue prior to delivery of products.

Revenue generated through Amazon.com is recognized upon orders fulfilled by Amazon.com, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by Amazon.com. Fees paid to Amazon.com for promoting our product are expensed as incurred, and are included in the sales and marketing expenses line item within the operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands) during the three months ended March 31, 2020:

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2019	$(142)	$(13)	$153	$(432)	$(434)
Current provision related to sales made during current period	(118)	(19)	(413)	(18)	(568)
Payments	153	22	372	144	691
Balance at March 31, 2020	$(107)	$(10)	$112	$(306)	$(311)

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

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping and handling costs, and other costs of goods sold. Cost of goods sold also includes any necessary allowances for excess and obsolete inventory, along with the lower of cost or estimate net realizable value.

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s condensed consolidated statements of stockholders’ (deficit) equity based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes-Merton option pricing model. See Note 13, “Equity-Based Compensation” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for restricted stock unit awards issued to employees and non-employees (consultants and advisory board members) based on the fair value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

For warrants that are newly issued or modified and there is a deemed possibility that the Company may have to settle them in cash, the Company records the fair value of the issued or modified warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model. The Lattice model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of our judgment.

Recent Accounting Pronouncements

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements (Summary of Significant Accounting Policies) included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
(in thousands)	March 31,		Dollar	Percent
	2020	2019	Change	Change
Statement of Operations
Sales:
Product revenue, net	$1,892	$1,450	$442	30%
Other revenue, net	—	41	(41)	(100%	)
Total sales, net	1,892	1,491	401	27%

Product cost of goods sold	581	341	240	70%
Gross profit	1,311	1,150	161	14%
Operating expenses:
Research and development	9	85	(76)	(89%	)
Sales and marketing	1,560	3,531	(1,971)	(56%	)
General and administrative	1,277	1,605	(328)	(20%	)
Total operating expenses	2,846	5,221	(2,375)	(45%	)
Operating loss	(1,535)	(4,071)	2,536	(62%	)

Non-cash gain (loss) on changes in fair value of warrant liability	137	(57)	194	(340%	)
Non-cash gain on changes in fair value of embedded derivative liability	2	—	2	100%
Other expense, net	(186)	(60)	(126)	210%

Loss before provision for income taxes	(1,582)	(4,188)	2,606	(62%	)
Provision for income taxes	—	(1)	1	(100%	)
Net loss and comprehensive loss	$(1,582)	$(4,189)	$2,607	(62%	)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $442 thousand, or 30%, to $1.9 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. The change in product revenue, net, is the result of an increase in the sale of Avenova units sold, offset by a decrease in the net sales price of Avenova products. The decrease in the net selling price was largely due to a decrease in insurance coverage of the product by national payors that occurred in the first quarter of 2019, as well as a lower net selling price related to products sold on Amazon.com, which sales the Company began in June 2019. Additionally, the increase was partially the result of the sale of KN95 masks, and the sale of NeutroPhase to Pioneer China during the three months ended March 31, 2020.

Other revenue, net, decreased by $41 thousand for the three months ended March 31, 2020 to $0 from $41 thousand for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company earned $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with Pioneer China. There was no comparable revenue during the three months ended March 31, 2020.

Product cost of goods sold increased by $240 thousand, or 70%, to $0.6 million for the three months ended March 31, 2020, from $0.3 million for the three months ended March 31, 2019. The increase in product cost of goods sold was primarily the result of the product mix. Avenova is sold at a lower net sales price on Amazon.com and the KN95 masks have a higher unit cost.

Gross profit increased by $161 thousand, or 14%, to $1.3 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019. The increase in gross profit was primarily due to the change in product mix. Avenova is sold at a lower net sales price on Amazon.com and the KN95 masks have a higher unit cost.

Research and Development

Research and development expenses decreased by $76 thousand, or 89%, to $9 thousand for the three months ended March 31, 2020, from $85 thousand for the three months ended March 31, 2019. The decrease is primarily the result of our strategic shift of capital resources from research and development to the commercialization of Avenova.

Sales and marketing

Sales and marketing expenses decreased by $1.9 million, or 56%, to $1.6 million for the three months ended March 31, 2020, from $3.5 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease in sales representative headcount. This decrease was partly off-set by an increase in Avenova Direct advertising.

General and administrative

General and administrative expenses decreased by $0.3 million, or 20%, to $1.3 million for the three months ended March 31, 2020, from $1.6 million for the three months ended March 31, 2019. The decrease is primarily a result of the resignation of a high-level executive in the first quarter of 2019, as well as a reduction in force.

Non-cash gain (loss) on changes in fair value of warrant liability

The adjustments to the fair value of warrants resulted in a gain of $137 thousand for the three months ended March 31, 2020, compared to a loss of $57 thousand for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company incurred a non-cash gain of $122 thousand resulting from the decrease in the price of the Company’s common stock price during that period. Additionally, the Company recorded a $15 thousand gain during the three months ended March 31, 2020 related to the expiration of July 2011 Warrants. During the three months ended March 31, 2019, the Company incurred a non-cash loss resulting from the increase in the price of the Company’s common stock price during that period.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of embedded derivative liability resulted in a gain of $2 thousand for the three months ended March 31, 2020. The gain resulted from the Company’s intent to settle the Convertible Note in cash in lieu of stock pursuant to the August SPA. For additional information regarding the terms of the August SPA, please see Note 12, “Stockholders’ Equity (Deficit)” in the Notes to Unaudited Condensed Consolidated Financial Statements. The Company did not record a comparable loss or gain during the three months ended March 31, 2019.

Other expense, net

Other expense, net, was $186 thousand and $60 thousand for the three months ended March 31, 2020 and 2019, respectively. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9, “Related Party Notes Payable” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.  For additional information regarding the Convertible Note, please see Note 10, “Convertible Note” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, our cash and cash equivalents were $5.7 million, compared to $6.9 million as of December 31, 2019. Based primarily on the funds available at March 31, 2020, the Company believes these resources will be sufficient to fund its operations into the fourth quarter of 2020. Subsequent to March 31, 2020, we (1) entered into an At the Market Offering Agreement with Ladenburg (the “ATM Program”), to allow the Company to raise up to approximately $4.3 million in the future through sales of our common stock through Ladenburg as sales agent, subject to the terms of the ATM Program and certain restrictions, including, but not limited to, general stock market conditions and our specific stock price, and (2) have been notified that we will receive an approximately $900 thousand PPP Loan to, among other things, support the employment of our Avenova salesforce, which has been greatly restricted in its ability to solicit eye care professionals due to the COVID-19 “stay at home” orders.  We have not, as of May 7, 2020, received any funds from the ATM Program, or been able to request any sales of our stock under the ATM Program while we are in a trading blackout.  Both the ATM Program and PPP Loan have certain limitations and risk as outlined in our risk factor “There is uncertainty about our ability to continue as a going concern” in Part II, Item 1A of this report.

The Company has sustained operating losses for the majority of its corporate history and expects that its 2020 expenses will exceed its 2020 revenues, as the Company continues to re-invest in its Avenova commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company's planned operations raise substantial doubt about its ability to continue as a going concern. The Company's liquidity needs will be largely determined by the success of operations in regard to the commercialization of Avenova. The Company also may consider other plans to fund operations including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (2) raising additional capital through debt and equity financings or from other sources; (3) reducing expenditures on one or more of its sales and marketing programs; (4) entering into license agreements to sell new product and/or (5) restructuring operations to change its overhead structure. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings, which would require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”). In the absence of the Company's completion of one or more of such transactions, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Net Cash Used In Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $0.9 million, compared to $3.2 million for the three months ended March 31, 2019. The decrease was primarily due to the decrease of net losses by $2.6 million and an increase of $0.1 million related to interest expense related to the Convertible Note, partially offset by the decrease in impairment of right-of-use assets of $0.1 million, an favorable change of the warrant liability fair value by $0.2 million, and decrease of stock compensation by $0.1 million.

Net Cash Used In Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities for the purchase of property and equipment was $0, compared to $14 thousand for the three months ended March 31, 2019.

Net Cash (Used in) Provided By Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2020. The Company received an additional $0.2 million from exercise of warrants, which was offset by repayments of $0.6 million on the Convertible Note issued to Iliad Research and Trading L.P. during the first quarter of 2020.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2019, which was mainly attributable to the net proceeds from the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd. and issuance of the Convertible Note to Iliad Research and Trading L.P.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $111.0 million and $90.5 million, respectively. The federal net operating loss carryforwards consisted of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $16.2 million that will carryforward indefinitely but are subject to the 80% taxable income limitation. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2019, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of March 31, 2020 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$849	$403	$-	$-	$1,252
Equipment leases	16	25	-	-	41
Total	$865	$428	$-	$-	$1,293

Our commitments as of March 31, 2020 consist of two operating facility leases and 2 copiers.

The total commitment for the Office Lease as of March 31, 2020 was $0.8 million due over the lease term, compared to $0.9 million as of December 31, 2019.

The total commitment of the Emery Station lease as of March 31, 2020 was $0.4 million due over such lease term, compared to $0.6 million as of December 31, 2019. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $0.4 million in the year ending December 31, 2020 under the Sublease for the lease of Emery Station.

We have an operating lease for 2 copiers as of March 31, 2020. The total commitment for the lease as of March 31, 2020 was $41 thousand due over the lease term, compared to $45 thousand as of December 31, 2019.

See Note 8, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

On April 16, 2020, the Company entered into the following agreements: (1) an International Distribution Agreement (the “Microprofit Agreement”) with Shenzhen Microprofit Biotech Co., Ltd. (“Microprofit”), a China-based company that manufactures its proprietary product of SARS-CoV-2 IgG and IgM Antibody Combined Test Kits that have the ability to test the novel coronavirus (COVID-19) (the “Test Kits”), which has not yet been approved by the U.S. Food and Drug Administration (the “FDA”) and (2) an Intermediary Distribution Agreement (the “Pioneer Agreement”) with Chongqing Pioneer Pharma Holdings Limited (“Pioneer”), which is an affiliate of China Pioneer. Under the Microprofit Agreement, Microprofit is granting the Company the exclusive right to distribute the Test Kits upon receipt of all applicable regulatory approvals including FDA approval (the “Regulatory Approvals”). As consideration for such exclusive right, on the later of the date on which all Regulatory Approvals are received and the date of stockholder approval to increase the number of the Company's authorized shares of common stock is received, the Company will issue purchase warrants for the Company’s Common Stock to certain Microprofit officers, exercisable for an aggregate number of shares of the Company’s common stock equivalent to twelve percent (12%) of the Company’s outstanding common stock on the same date. In accordance with the Pioneer Agreement, the Company will place orders for and purchase the Test Kits from Pioneer, as an intermediary distribution partner who in turn purchases the Test Kits from Microprofit. Pioneer will receive a nominal cash profit for each Test Kit sold to the Company.

On April 27, 2020, NovaBay Pharmaceuticals, Inc. (the “Company”) entered into an At the Market Offering Agreement (the “Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to sell shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having a current aggregate offering amount of up to $4,302,137, which offering amount may change as described in the Agreement (the “Shares”), from time to time during the term of the Agreement, through an “at the market” equity offering program under which Ladenburg will act as the Company’s sales agent (the “ATM Program”). The Company will pay Ladenburg a commission equal to three percent (3.0%) of the gross sales proceeds of any Shares sold through Ladenburg under the Agreement, and also has provided Ladenburg with customary indemnification rights. We have not, as of May 7, 2020, received any funds from the ATM Program, or been able to request any sales of our stock under the ATM Program while we are in a trading blackout.

On April 30, 2020, a total of 571,428 warrants to purchase 571,428 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $497 thousand.

On May 3, 2020, the Company entered into that certain Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. (the “Lender”) pursuant to which the Company will receive loan proceeds of $900,505 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the Paycheck Protection Program (“PPP”), which was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 3, 2022 and the annual interest rate on the PPP Loan is a fixed rate of 1.00%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the PPP Loan until November 1, 2020.  Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses, including, but not limited to, to support the employment of our Avenova salesforce, which has been greatly restricted in its ability to solicit eye care professionals due to the COVID-19 “stay at home” orders. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. See Part II, Item 5 for further details on the PPP Loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents.

With most of our focus on Avenova in the domestic U.S. market, we do not have any material exposure to foreign currency rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2020 expenses will exceed our 2020 revenues, as we continue to invest in our Avenova commercialization efforts and pursue the Regulatory Approvals for the Test Kits. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Any additional financing that we are able to secure in the near-term may be limited and may only provide working capital sufficient into the fourth quarter of 2020. Specifically, we have entered into an At the Market Offering Agreement with Ladenburg, which allows the Company to raise up to approximately $4.3 million in the future through sales of our common stock through Ladenburg, as sales agent (the “ATM Program”). Our ability to raise any capital through the ATM Program is limited by factors such as the baby shelf limitation pursuant to the Form S-3 registration statement requirements and Ladenburg’s ability to sell the shares. We have not, as of May 7, 2020, received any funds from the ATM Program, or been able to request any sales of our stock under the ATM Program while we are in a trading blackout.  Additionally, the Company has been notified that it will receive an approximately $900 thousand PPP Loan to, among other things, support the employment of our Avenova salesforce, which has been greatly restricted in its ability to solicit eye care professionals due to the COVID-19 “stay at home” orders.  We have not yet received the PPP Loan and there is no assurance that the Company’s PPP Loan will be forgiven, in whole or in part.  See Risk Factor, “Our business may be adversely affected if there is a default on the PPP Loan” below.

As such, additional funding will be needed in both the short- and long-term in order to pursue our business plan, which includes a direct-to-consumer marketing campaign for Avenova Direct, maintaining a small salesforce in the U.S. for Avenova, distribution of the Test Kits, increasing market penetration for our existing commercial products, research and development for additional product offerings, seeking regulatory approval for these product candidates, including the Regulatory Approvals, and pursuing their commercialization in the United States, Asia, and other markets. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

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

The number of shares of our common stock being actively traded may be very low and any stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the price of our stock. We have a number of large stockholders, including our two largest stockholders, Mr. Jian Ping Fu and China Pioneer Pharma Holdings Limited (“China Pioneer”). As of March 31, 2020, each of Mr. Fu and China Pioneer owned approximately 18.8% and 18.4% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation.

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

We have not paid dividends or repurchased stock in the past and do not expect to pay dividends or repurchase stock in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on, or repurchased shares of, our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on, or the repurchase of shares of, our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends or repurchase stock, you will experience a return on your investment in our shares only if our stock price appreciates. We cannot assure you that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment.

China Pioneer, Pioneer Hong Kong, Mr. Jian Ping Fu, and/or China Kington might influence our corporate matters in a manner that is not in the best interest of our other stockholders.

China Pioneer beneficially owns approximately 18.4% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of a certain bridge loan, facilitated by China Kington in January 2016, two (2) directors were nominated by China Kington, including Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong, and Mr. Xiaoyan “Henry” Liu, who has worked closely with China Kington on other financial transactions in the past. Subsequently, Mr. Henry Liu was replaced by Mr. Yanbin “Lawrence” Liu in connection with the closing of the OP Private Placement (as defined below). Effective March 21, 2019, Mr. Jian Ping Fu purchased all of the 1,700,000 shares previously held by OP Financial Investments Limited, and Mr. Fu now beneficially owns approximately 18.8% of our common stock. Subsequent to such purchase by Mr. Fu, effective May 1, 2019, Mr. Lawrence Liu resigned from the Company’s Board. On July 20, 2019, Mr. Xiaopei (Ray) Wang, a nominee of Mr. Fu, was appointed to the Board of Directors. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016, one purchase of Company securities by OP Financial Investments Limited in 2018 and two private placements in 2019. Additionally, China Kington facilitated the Promissory Note from Pioneer Hong Kong in February 2019.

As a result, China Pioneer and China Kington have input on all matters before our Board of Directors and may be able to exercise significant influence over all matters requiring board and stockholder approval. China Pioneer and China Kington may choose to exercise their influence in a manner that is not in the best interest of our other stockholders.

In addition, were China Pioneer and Mr. Fu to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer and Mr. Fu could ensure that four (4) of our seven (7) directors are either nominees of China Pioneer, Mr. Fu or China Kington after our 2021 annual meeting of stockholders. In the interim, China Pioneer, China Kington, and/or Mr. Fu could exert significant indirect influence on us and our management.

If we conduct offerings in the future, the price at which we offer our securities may trigger a price protection provision included in warrants originally issued in October 2015, reducing the probability and magnitude of any future share price appreciation.

As part of our October 2015 offering, we agreed to provide certain price protections affecting currently outstanding warrants exercisable for an aggregate of 38,000 shares that will expire on October 27, 2020 (the “October 2015 Warrants”). Specifically, in the event that we undertake a third-party equity financing of either: (1) common stock at a sale price of less than $5.00 per share; or (2) convertible securities with an exercise or conversion price of less than $5.00 per share, we agreed to reduce the exercise price of all Warrants to such lower price (with such provision only applicable to the October 2015 Warrants due to the expiration of the July 2011 Warrants and March 2015 Warrants). The exercise price of the October 2015 Warrants is currently set at $0.2061 as a result of the Company’s transaction with Triton Funds LP. Any further reduction of the exercise price for the October 2015 Warrants could limit the probability and magnitude of future share price appreciation, if any, by placing downward pressure on our stock price if it exceeds such offering sale price. All of the October 2015 Warrants are currently exercisable and will remain so after any exercise price adjustment. In the past, we extended the expiration dates or adjusted other terms of the Warrants as consideration for certain offering conditions, and we cannot assure you that we will not do so in the future to the October 2015 Warrants. Any such modifications would reduce the probability and magnitude of any share price appreciation during the period of the extension. We cannot guarantee that you will receive a return on your investment when you do sell your shares or that you will not lose the entire amount of your investment. If you do receive a return on your investment, it may be lower than the return you would have realized in the absence of the price protection provisions discussed hereof.

Subject to the satisfaction of certain conditions, we may issue warrants to certain officers of Shenzehn Microprofit Biotech Co., Ltd. which, if issued and/or exercised, could dilute the ownership percentages of our existing stockholders or cause the price of our common stock to decline.

On April 16, 2020, we entered into the Microprofit Agreement.  As consideration for the exclusive right to distribute the Test Kits, and subject to receipt of the Regulatory Approvals and shareholder approval of the increase in the number of the Company's authorized shares of common stock, the Company will issue purchase warrants (the “Microprofit Warrants”) for the Company’s common stock, par value $0.01, to certain Microprofit officers, exercisable for an aggregate number of shares of the Company’s common stock equivalent to twelve percent (12%) of the Company’s outstanding common stock on the same date. As a result, stockholders may incur dilution if the Microprofit Warrants are issued and/or exercised. In addition, we cannot predict the effect, if any, that the issuance and/or exercise of the Microprofit Warrants will have on the market price of our common stock but it could adversely affect such price.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382 of the Code. We have not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. If we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Relating to COVID-19

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States, including the San Francisco Bay area counties where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company has implemented a work-from-home policy for all staff members. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business, financial condition and results of operation, particularly in relation to our field sales representatives of selling Avenova. In particular, in April 2020, we have already seen a slowdown in Avenova sales in our prescription and in-office direct channels, as patient visits to eyecare specialists decreased substantially due to the nationwide shelter-in-place mandates. While working from home, our salesforce is keeping engaged with these specialists through phone contact to support sales following the lifting of shelter-in-place restrictions.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and elsewhere, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our business, financial condition and results of operations.

Our business may be adversely affected if there is a default on the PPP Loan.

The Company entered into a PPP Loan with Wells Fargo Bank, N.A. in an aggregate principal amount of $900,505, which was established under the CARES Act. Under the terms of the CARES Act, recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, particularly in light of the fact that the Small Business Administration has stated that it will issue additional guidance on loan forgiveness; therefore, the Company may be liable for paying the PPP Loan back in full.

The PPP Loan contains customary events of default relating to, among other things, payment defaults or breach of representations and warranties. If the PPP Loan is not forgiven, the Company may default on the PPP Loan and trigger the immediate repayment of all amounts outstanding and/or the Lender filing suit and obtaining judgment against the Company.

If the Test Kits are unable to gain acceptance in the market, prove to be ineffective or less effective than expected, and/or we do not receive the Regulatory Approvals, we may not realize anticipated revenue from the Test Kits and our results of operation could be materially harmed.

Although we believe that the Test Kits represent promising tests for COVID-19 virus exposure, they may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for the Test Kits and other companies are working to produce or have produced tests for COVID-19, which may lead to the diversion of customers. Gaining acceptance in medical communities requires increasing awareness of the Test Kits and its benefits. Industry professionals and regulatory agencies may not consider the results of the Test Kits sufficiently safe, effective or accurate.

Our ability to successfully market the Test Kits will depend on numerous factors, including:

●	our ability to demonstrate the efficacy, speed and cost of the Test Kits;

●	whether health care providers and governmental agencies believe the Test Kits are sufficiently safe, effective, and accurate; and

●	whether the medical community accepts the Test Kits as a supplement to, alternative to, or complementary to, current other tests for COVID-19 infection.

There can be no assurance that governmental agencies, including the FDA, will provide the Regulatory Approvals.  Failure to achieve widespread market acceptance of the Test Kits, or failure to obtain the Regulatory Approvals, could materially harm our business, financial condition, and results of operations. The Test Kits are new tests that have not yet generated any revenue and may not result in any revenue for us.

Additionally, we are committing financial resources and personnel to the marketing and sale of the Test Kits. This resource allocation may cause delays in, or otherwise negatively impact, our other business lines and products, including Avenova. Our business could also be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate and there is no guarantee that current or anticipated demand will continue.

We rely on a third party to manufacture the Test Kits.

With respect to the Test Kits, assuming Regulatory Approvals, we plan to act as a distributor of tests manufactured by a third party, Microprofit. We have limited control over Microprofit and any performance failure on their part (including failure to deliver compliant, quality components or finished goods on a timely basis) could affect our ability to market the Test Kits, supply Test Kits to our customers, produce additional losses and reduce or delay revenues. In addition, if something were to impair the relationship between us and Microprofit, or if Microprofit violates or is alleged to have violated any laws or regulations during the performance of its obligations to us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

The Company also began generating revenue from the distribution of KN95 masks in March 2020, which may constitute significant temporary revenue for the Company. The Company does not expect this revenue source to extend past the current COVID-19 pandemic.

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

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory clearances or approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only two employees. As a result, we may experience delays in connection with obtaining regulatory clearances or approvals for our products, if such clearances or approvals are obtained at all. We are currently seeking regulatory approval from the FDA for the Test Kits, but there is no guarantee that such approval will be received and that the Company will receive any revenue from the distribution of the Test Kits.

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

Despite all reasonable efforts to ensure safety, it is possible that we or our distributors will sell Avenova, NeutroPhase or KN95 masks or products that we currently do not sell but may sell in the future such as intelli-Case, which are defective, to which patients/customers react in an unexpected manner, or which are alleged to have side effects or otherwise not work for the product’s intended purpose. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management's time and attention, and could have a material adverse effect on our financial condition, business and results of operations.

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

ITEM 5.  OTHER INFORMATION

On May 3, 2020, the Company entered into that certain Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. (the “Lender”) pursuant to which the Company will receive loan proceeds of $900,505 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the Paycheck Protection Program (“PPP”), which was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.

The term of the PPP Loan is two years with a maturity date of May 3, 2022 and the annual interest rate on the PPP Loan is a fixed rate of 1.00%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the PPP Loan until November 1, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults or breach of representations and warranties. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding and/or filing suit and obtaining judgment against the Company.

Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses, including, but not limited to, to support the employment of our Avenova salesforce, which has been greatly restricted in its ability to solicit eye care professionals due to the COVID-19 “stay at home” orders. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part, particularly in light of the fact that the Small Business Administration has stated that it will issue additional guidance on loan forgiveness.

The foregoing description of the PPP Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Paycheck Protection Program Promissory Note and Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 10.28 and incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.2	Form of 2019 Domestic Warrant issued in August 2019	8-K	001-33678	4.1	8/9/2019
4.3	Form of 2019 Foreign Warrant issued in August 2019	8-K	001-33678	4.2	8/9/2019
4.4	Form of Warrant in June 2019 offering	8-K	001-33678	4.2	6/19/2019
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	8/12/2010
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.8	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.9	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.10	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008

10.11	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.12	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.13	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.14	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.15†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.16†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.17†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.18†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.19	Commission structure for warrant exercise	8-K	001-33678	Item 1.01	9/30/2016
10.20	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019
10.21	First Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated June 25, 2019	8-K	001-33678	10.1	6/26/2019
10.22	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.23	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.24	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019
10.25	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.26*	International Distribution Agreement between the Company and Shenzhen Microprofit Biotech Co., Ltd., dated April 16, 2020	8-K	001-33678	10.1	4/20/2020
10.27*	Intermediary Distribution Agreement between the Company and Chongqing Pioneer Pharma Holdings Limited, dated April 16, 2020	8-K	001-33678	10.2	4/20/2020
10.28	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between the Company and Wells Fargo Bank, N.A.					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

*

Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets because the confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
President and Chief Executive Officer (principal executive officer)

Date: May 7, 2020	/s/ Lynn Christopher
Lynn Christopher
Interim Chief Financial Officer (principal financial officer)