Form 10-Q
period 2020-06-30
NovaBay Pharmaceuticals, Inc.
filed 2020-08-06
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 41,739,904 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc.

NovaBay®, NovaBay Pharma®, Avenova™, NeutroPhase®, CelleRx®, intelli-Case™, AgaNase®, Aganocide®, AgaDerm®, Neutrox™ and Going Beyond Antibiotics™ are trademarks of NovaBay Pharmaceuticals, Inc. All other trademarks and trade names are the property of their respective owners.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,775	$6,937
Accounts receivable, net of allowance for doubtful accounts ($0 and $51 at June 30, 2020 and December 31, 2019, respectively)	1,391	1,066
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($206 and $247 at June 30, 2020 and December 31, 2019, respectively)	626	492
Prepaid expenses and other current assets	1,116	886
Total current assets	11,908	9,381
Operating lease right-of-use assets	803	1,252
Property and equipment, net	84	110
Other assets	477	477
TOTAL ASSETS	$13,272	$11,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,291	$331
Accrued liabilities	1,282	1,778
Deferred revenue	115	—
Operating lease liabilities	619	930
Notes payable, related party	104	1,202
Deferred income	432	—
Convertible note	418	1,409
Embedded derivative liability	1	3
Warrant liability	39	34
Total current liabilities	4,301	5,687
Operating lease liabilities-non-current	303	505
Warrant liability	7,685	4,055
Total liabilities	12,289	10,247

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 75,000 shares and 50,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 34,648 and 27,938 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	346	279
Additional paid-in capital	131,725	125,718
Accumulated deficit	(131,088)	(125,024)
Total stockholders' equity	983	973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,272	$11,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales:
Product revenue, net	$3,979	$1,789	$5,871	$3,239
Other revenue, net	5	—	5	41
Total sales, net	3,984	1,789	5,876	3,280

Product cost of goods sold	2,040	403	2,621	744
Gross profit	1,944	1,386	3,255	2,536

Research and development	115	32	124	117
Sales and marketing	1,423	1,535	2,983	5,066
General and administrative	1,477	1,198	2,754	2,803
Total operating expenses	3,015	2,765	5,861	7,986
Operating loss	(1,071)	(1,379)	(2,606)	(5,450)

Non-cash loss on changes in fair value of warrant liability	(3,772)	(487)	(3,635)	(544)
Non-cash (loss) gain on changes in fair value of embedded derivative liability	-	(246)	2	(246)
Other income (expense), net	362	(387)	176	(447)

Loss before provision for income taxes	(4,481)	(2,499)	(6,063)	(6,687)
Provision for income taxes	(1)	(2)	(1)	(3)
Net loss and comprehensive loss	$(4,482)	$(2,501)	$(6,064)	$(6,690)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.15)	$(0.14)	$(0.21)	$(0.38)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)	30,384	18,613	29,012	17,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019

Operating activities:
Net loss	$(6,064)	$(6,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	33
Impairment of operating lease right-of-use assets	—	125
Stock-based compensation expense for options and stock issued to employees and directors	137	202
Stock-based compensation expense for options and stock issued to non-employees	10	14
Stock option modification expense	36	21
Issuance of RSUs to employees	2	10
Non-cash loss on changes in fair value of warrant liability	3,635	544
Non-cash (gain) loss on changes in fair value of embedded derivative liability	(2)	246
Interest expense related to amortization of debt issuance and debt discount	143	263
Interest expense related to amortization of debt issuance related to related party notes payable	2	15
Changes in operating assets and liabilities:
Accounts receivable	(498)	1,849
Inventory	(134)	(383)
Prepaid expenses and other current assets	(230)	80
Operating lease right-of-use assets	449	458
Other assets	—	9
Accounts payable and accrued liabilities	473	(1,411)
Operating lease liabilities	(513)	(519)
Deferred revenue	115	(41)
Related party notes payable	73	115
Long-term obligations	—	60
Deferred income	432	—
Net cash used in operating activities	(1,906)	(5,000)

Investing activities:
Purchases of property and equipment	—	(19)
Net cash used in investing activities	—	(19)

Financing activities:
Proceeds from common stock issuances, net	5,220	2,467
Proceeds from issuance of related party notes payable	—	1,000
Proceeds from exercise of options, net	—	189
Proceeds from stock options & RSUs sold to cover taxes	—	4
Proceeds from exercise of warrants	669	46
Proceeds from convertible notes, net of discount	—	2,000
Payment on the convertible note	(1,145)	—
Payment on the related party loan	(1,000)	—
Debt issuance cost	—	(202)
Net cash provided by financing activities	3,744	5,504
Net increase in cash, cash equivalents, and restricted cash	1,838	485
Cash, cash equivalents and restricted cash, beginning of period	7,412	3,658
Cash, cash equivalents and restricted cash, end of period	$9,250	$4,143

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$55	$—

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash information:
Cumulative effect of adoption of ASU 2017-11	$—	$56
Addition of operating lease, right-of-use asset	$—	$2,473
Fixed asset purchases, included in accounts payable and accrued liabilities	$—	$10
Warrant liability transferred to equity	$—	$400
Non-cash payment of related party loan accrued interest offset by related party accounts receivable – see Note 9	$173	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	(1,582)	(1,582)
Issuance of common stock in connection with exercise of warrants	299	3	198	—	201
Vesting of employee restricted stock awards	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	45	—	45
Stock-based compensation expense related to non-employee stock options	—	—	12	—	12
Balance at March 31, 2020	28,239	$282	$125,975	$(126,606)	$(349)
Net loss	—	—	—	(4,482)	(4,482)
Issuance of common stock, net of offering costs	5,838	58	5,162	—	5,220
Issuance of common stock in connection with exercise of warrants	571	6	462	—	468
Stock-based compensation expense related to employee and director stock options	—	—	92	—	92
Stock-based compensation expense related to non-employee stock options	—	—	(2)	—	(2)
Stock option modification	—	—	36	—	36
Balance at June 30, 2020	34,648	$346	$131,725	$(131,088)	$983

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	17,089	$171	$119,764	$(114,981)	$4,954
Net loss	—	—	—	(4,189)	(4,189)
Reclassification of Warrant Liability to Equity – see Note 2	—	—	412	(356)	56
Vesting of employee restricted stock awards	6	—	10	—	10
Stock-based compensation expense related to employee and director stock options	—	—	107	—	107
Stock-based compensation expense related to non-employee stock options	—	—	7	—	7
Debt discount associated with convertible note – beneficial conversion feature	—	—	184	—	184
Balance at March 31, 2019	17,095	171	120,484	(119,526)	1,129
Net loss	—	—	—	(2,501)	(2,501)
Down round feature adjustment related to warrants	—	—	29	(29)	—
Issuance of common stock in connection with offering, net of offering costs	3,269	33	2,434	—	2,467
Issuance of common stock in connection with exercise of warrants	286	3	443	—	446
Issuance of common stock for option exercises	83	—	189	—	189
Stock-based compensation expense related to employee and director stock options	—	—	95	—	95
Stock-based compensation expense related to non-employee stock options	—	—	7	—	7
Stock option modification	—	—	21	—	21
Debt discount associated with convertible note – beneficial conversion feature	—	—	(184)	—	(184)
Balance at June 30, 2019	20,733	$207	$123,518	$(122,056)	$1,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a medical device company predominantly focused on eye care. Our main product is Avenova®, an FDA cleared product sold in the United States that has proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from skin around the eye, including the eyelid. Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid and is often prescribed by eyecare professionals for blepharitis and dry-eye disease. In the second quarter of 2020, we began selling disposable KN95 facial coverings (“KN95 Masks”) in response to the consumer demand created by the COVID-19 pandemic. Our KN95 Masks are manufactured by third parties and we import them on an as-needed basis.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. In April 2016, the Company dissolved DermaBay, a wholly-owned U.S. subsidiary that was formed to explore dermatological opportunities. The Company is managed as a single segment focused on commercializing Avenova in the United States, with the recent addition of KN95 Masks as a temporary and complementary product offering.

Liquidity

Based primarily on the funds available at June 30, 2020, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through June 30, 2021. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$8,775	$6,937
Restricted cash included in Other assets	475	475
Total cash, cash equivalents, and restricted cash in the statements of cash flows	$9,250	$7,412

The restricted cash amount included in other assets on the condensed consolidated balance sheets represents amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

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

During the three and six months ended June 30, 2020, revenues were derived primarily from sales of: (1) our KN95 Masks through the Company’s webstore and offline bulk orders and (2) Avenova directly to consumers through Amazon.com, directly to doctors and patients through the Company’s webstore, and to pharmacies via three major distribution partners and specialty pharmacies.

During the three and six months ended June 30, 2020 and 2019, revenues from each product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
KN95 Masks	$2,839	$—	$3,012	$—
Avenova	1,140	1,580	2,686	3,030
Other products	—	209	173	209
Total product revenue, net	3,979	1,789	5,871	3,239
Other revenue, net	5	—	5	41
Total sales, net	$3,984	$1,789	$5,876	$3,280

The Company does not expect KN95 Masks to provide a long-term source of revenue.

During the three and six months ended June 30, 2020 and 2019, Avenova revenues from our major distribution partners greater than 10% were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Major distribution or collaboration partner	2020		2019	2020		2019
Avenova Direct via Amazon	12%		* %	21%		* %
Avenova distributor A	*	%	13%	*	%	18%
Avenova distributor B	*	%	12%	*	%	15%
Avenova distributor C	*	%	23%	*	%	19%

*Not greater than 10%

As of June 30, 2020 and December 31, 2019, accounts receivable from our customers and distribution partners greater than 10% were as follows:

	June 30,		December 31,
Major distribution or collaboration partner	2020		2019
Customer A from sales of KN95 Masks	52%		—%
Avenova Direct via Amazon	*	%	20%
Avenova distributor A	12%		28%
Avenova distributor B	*	%	13%
Avenova distributor C	*	%	19%

*Not greater than 10%

The Company relies on two contract manufacturers to produce Avenova. The Company does not own any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Contract manufacturers may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that we may suffer from unexpected supply chain delays in light of the worldwide COVID-19 pandemic.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, related party notes payable, a convertible note, and warrants. The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and related party notes payable is carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Secured Convertible Promissory Note issued on March 26, 2019 (the “Convertible Note”) is carried at cost, which management believes approximates fair value. Additionally, the derivative liability related to certain embedded features contained within the Convertible Note is carried at fair value. Our warrant liabilities are also carried at fair value.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. Management did not record any reserves for accounts receivable at June 30, 2020. At December 31, 2019, management reserved $51 thousand based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2020 and December 31, 2019, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $206 thousand and $247 thousand, respectively.

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

Impairment of Long-Lived Assets and Operating Lease Right-of-Use Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations and comprehensive loss. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand. There was no such impairment charge during the three and six months ended June 30, 2020.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received.

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

Revenue Recognition

Revenue generated through the Company’s webstore for Avenova and KN95 Masks is recognized upon shipment to the customer through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs are incurred and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com for Avenova and other products is recognized upon fulfillment by Amazon.com, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by Amazon.com. Fees paid to Amazon.com for promoting our product are expensed as incurred, and are included in sales and marketing expenses within the operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners and a limited number of partner pharmacies. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company does not have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the distributor. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

Bulk orders of KN95 Masks are shipped directly to the customer from a manufacturer in China. Revenue is recognized when control of the product passes to the customer, which is upon delivery of the KN95 Masks to the customer. As such, customer orders are recorded as deferred revenue prior to product delivery.

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping and handling costs, and other costs associated with products sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include all costs associated with research, development and regulatory activities, including Emergency Use Authorization (“EUA”) submissions to the Food and Drug Administration (“FDA”). Research and development costs may vary depending on the type of item or service incurred, location of performance or production, level of availability of the item or service, and specificity required in production for certain compounds. The Company’s research, clinical and development activities are sometimes performed under agreements it enters into with external service providers. The Company estimates and accrues the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements. As actual costs are incurred, the Company adjusts its accruals. Historically, the Company’s accruals have been consistent with management’s estimates and no material adjustments to research and development expenses have been recognized.

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s condensed consolidated statements of stockholders’ equity (deficit) based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Common Stock Warrant Liability

The Company accounts for the issuance of common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option pricing model or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

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

During the three and six months ended June 30, 2020 and 2019, there was no difference between basic and diluted EPS in each period due to the Company’s net loss.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(4,482)	$(2,501)	$(6,064)	$(6,690)
Less retained earning reduction related to down round feature triggered	—	(29)	—	(29)
Net loss attributable to common stockholders	$(4,482)	$(2,530)	$(6,064)	$(6,719)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	30,384	18,613	29,012	17,857
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.14)	$(0.21)	$(0.38)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	As of June 30,
(in thousands)	2020	2019
Period end stock options to purchase common stock	2,692	2,274
Period end common stock warrants	7,105	1,624
	9,797	3,898

Shares underlying the Convertible Note were excluded from the EPS calculation as the Company intends to settle the Convertible Note in cash in lieu of stock pursuant to the securities purchase agreement, dated August 8, 2019, between the Company and certain domestic investors (the “August SPA”). See Note 12, “Stockholders’ Equity (Deficit)” for further discussion of the terms of the August SPA.

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

As of June 30, 2020, the Company’s warrants consisted of warrants to purchase the Company’s common stock issued in October 2015 and August 2019, all of which were classified as liabilities. 35,107 July 2011 Warrants (as defined below), which expired unexercised during the first quarter of 2020, were classified as liabilities prior to expiration. The expiration of the warrants resulted in a decrease of $15 thousand in warrant liability. The Company's warrant liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the warrant liability using the Black-Scholes valuation method or the Lattice valuation model where deemed appropriate. See Note 11, “Warrant Liability” for further discussion of the calculation of the fair value of the warrant liability.

A call option and the put feature within the Convertible Note (as defined below) is recorded as a derivative liability on the Company’s condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Convertible Note. The fair value of embedded derivative liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the embedded derivative liability using the Monte Carlo simulation model. See Note 10, “Convertible Note” for further discussion of the calculation of the fair value of the embedded derivative liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

		Fair Value Measurements Using
(in thousands)	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$7,724	$—	$—	$7,724
Embedded derivative liability	1	—	—	1
Total liabilities	$7,725	$—	$—	$7,725

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$4,089	$—	$—	$4,089
Embedded derivative liability	3	—	—	3
Total liabilities	$4,092	$—	$—	$4,092

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2020:

(in thousands)	Level 3 liabilities
Fair value of warrant liability and embedded derivative liability at December 31, 2019	$4,092
Decrease in fair value of warrant liability at March 31, 2020	(122)
Decrease in fair value of embedded derivative liability at March 31, 2020	(2)
Decrease in fair value related to warrants expired	(15)
Fair value of warrant liability and embedded derivative liability at March 31, 2020	3,953
Increase in fair value of warrant liability at June 30, 2020	3,772
Fair value of warrant liability and embedded derivative liability at June 30, 2020	$7,725

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30,	December 31,
	2020	2019
Prepaid insurance	$455	$94
Prepaid sales rebates	142	401
Receivables from at-the-marketing offering	96	—
Related party receivables	79	—
Prepaid inventory	73	—
Prepaid security deposit for lease	65	65
Prepaid patents	44	85
Prepaid dues and subscription	31	82
Retainer	17	46
Other	114	113
Total prepaid expenses and other current assets	$1,116	$886

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	June 30,	December 31,
	2020	2019
Raw materials and supplies	$180	$185
Finished goods	652	554
Less: Reserve for excess and obsolete inventory	(206)	(247)
Total inventory, net	$626	$492

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	June 30,	December 31,
	2020	2019
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	343	349
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	664	670
Less: accumulated depreciation and amortization	(580)	(560)
Total property and equipment, net	$84	$110

Depreciation and amortization expense was $14 thousand and $16 thousand for the three months ended June 30, 2020 and 2019, respectively, and $28 thousand and $33 thousand for the six months ended June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020, the Company disposed of damaged, unusable and fully depreciated property and equipment. As a result, the Company recognized an immaterial loss on the disposal of these assets. There was no loss on disposal of property and equipment during the three and six months ended June 30, 2019.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30,	December 31,
	2020	2019
Avenova contract liabilities	$478	$822
Employee payroll and benefits	237	463
Consulting service	210	109
Sublease security deposit	198	198
Prepaid rent from subleasee	118	—
Related party consulting service	—	33
Other	41	153
Total accrued liabilities	$1,282	$1,778

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2020.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2020.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration seeking severance in the amount of $370,000 as well as additional damages in connection with his separation from service with the Company. The Company does not believe the claims asserted by Mr. McGovern have any merit, and the Company intends to defend against all such claims. As of June 30, 2020, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term is through February 28, 2022. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. The Company intends to exercise the renewal option for this lease. The Company also has a lease commitment for laboratory facilities and office space at EmeryStation North in Emeryville, California (“EmeryStation”) under an operating lease set to expire on October 31, 2020. There are no stated renewal terms. Per the terms of the agreements, the Company does not have any residual value guarantees. On August 4, 2020, the parties entered into an amendment to the EmeryStation lease with an effective date of July 31, 2020 giving the EmeryStation landlord the right to terminate the lease on August 31, 2020 by providing the Company written notice within 30 days of such amendment.

In July 2016, the Company subleased all rentable square feet of real property at EmeryStation (“Sublease Agreement”). The Sublease Agreement commenced September 8, 2016. The Sublease Agreement is set to terminate on October 21, 2020 and there are no stated renewal terms. Per the terms of the Sublease Agreement, the sublessee does not have any residual value guarantees. On August 4, 2020, the parties entered into a sublease termination agreement with an effective date of July 31, 2020, in which the Sublease Agreement will terminate as of August 31, 2020 upon the EmeryStation landlord exercising its early termination right of the EmeryStation lease.

On August 4, 2020, the EmeryStation landlord provided written notice to the Company pursuant to the amendment to the EmeryStation lease described above that it is exercising its early termination right. Therefore, both the EmeryStation lease and the Sublease Agreement will terminate as of August 31, 2020.

In addition to the facility leases, the Company previously leased 54 vehicles under a master fleet lease agreement. Each lease was for a period of 36 months, which commenced upon the delivery of the vehicles during the first quarter of 2017. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment. The Company estimated fair value based on the lowest level of identifiable estimated future cash flows and recorded an impairment charge of $125 thousand, which is included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. During the fourth quarter of 2019, the Company terminated the lease agreement related to the idled vehicles early and had 15 leased vehicles as of December 31, 2019. The lease agreement expired in the first quarter of 2020.

Additionally, the Company has an operating lease for two copiers which will expire in October 2022. The monthly lease payment for the copiers is not material.

In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. The leases include variable components (e.g. common area maintenance) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability, but are reflected as an expense in the period incurred.

The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands except lease term and discount rate):

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$250	$276	$514	$588
Sublease income	(158)	(158)	(316)	(316)
Net lease cost	$92	$118	$198	$272

Other information
Operational cash flow used for operating leases	$284	$324	$580	$648

	June 30,
	2020	2019
Weighted-average remaining lease term (in years)	1.4	2.0
Weighted-average discount rate	12%	12%

Future lease payments under non-cancelable leases as of June 30, 2020 were as follows (in thousands):

Remaining in 2020	$461
2021	454
2022	88
Thereafter	—
Total future minimum lease payments	1,003
Less imputed interest	(81)
Total	$922

Reported as:
Operating lease liability	$619
Operating lease liability- non-current	303
Total	$922

Future lease payments to be received under non-cancelable leases as of June 30, 2020 was $194 thousand, all of which is due in 2020.

Contracts

On May 13, 2020, the Company entered into a services agreement with TLF Bio Innovation Lab LLC, (“TLF Bio Innovation”), a related party, to manage the relaunch of the Company’s CelleRx product. Under the agreement, the Company pays TLF Bio Innovation a monthly cash fee. Additionally, upon the successful completion of certain conditions, TLF Bio Innovation will be eligible to receive warrants exercisable for up to 2 million shares of the Company’s common stock with an exercise price of $0.865 per share. As of June 30, 2020, the likelihood that these conditions would be achieved was not probable and no warrants have been issued in conjunction with the agreement to date.

On April 16, 2020, the Company entered into an international distribution agreement with Shenzhen Microprofit Biotech Co., LTD, (“Microprofit”) (the “Microprofit Agreement”). The Microprofit Agreement grants the Company exclusive rights to distribute Microprofit’s SARS-CoV-2 IgG and IgM Antibody Combined Test Kit (“Test Kits”) in the United States through December 31, 2021. In accordance with the Microprofit Agreement, the Company is assisting Microprofit to apply for approval of the Test Kits by the U.S. Food & Drug Administration (“FDA”). Under the terms of the Microprofit Agreement, if such approvals are granted, the Company will issue warrants to certain Microprofit officers exercisable for an aggregate number of shares of the Company’s common stock equivalent to 12% of the Company’s outstanding common stock on the date of approval. As of June 30, 2020, the Company has determined that FDA approval of the Test Kits is not probable and no warrants have been issued in conjunction with the agreement to date.

In connection with the Microprofit Agreement, on April 16, 2020, the Company entered into an intermediary distribution agreement with Chongqing Pioneer Pharma Holdings Limited (“Chongqing Pioneer”), a related party, which was subsequently amended on June 29, 2020. The amended agreement provides that the Company will purchase all Test Kits from Pioneer as an intermediary.

NOTE 9. RELATED PARTY NOTES PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Pharma”), which was amended on June 25, 2019 and May 14, 2020 (the “Promissory Note”). The Promissory Note provided for an interest payment of $150 thousand which was initially amended to a payment of $300 thousand and subsequently to the delivery of 65,178 units of NeutroPhase (40ml) to Pioneer Pharma, inclusive of 40,644 units previously delivered in the first quarter of 2020. The second amendment to the Promissory Note also provided the Company with the right to repay the note at any time. On May 14, 2020, the Company repaid the $1.0 million principal balance of the Promissory Note using proceeds raised through the ATM program. As of June 30, 2020, the remaining interest payable was $104 thousand, which will be settled through the delivery of 24,534 units of NeutroPhase.

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

The interest expense recognized, including amortization of the issuance costs, was $27 thousand and $75 thousand during the three and six months ended June 30, 2020, respectively. The interest expense recognized, including amortization of the issuance costs, was $98 thousand and $130 thousand during the three and six months ended June 30, 2019, respectively.

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

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term	1.5

The Company determined that the fair value of the embedded derivative liability was immaterial as of June 30, 2020.

The key assumptions used to value the combined embedded derivative as of December 31, 2019 were as follows:

Assumption	As of December 31, 2019
Stock price	$0.65
Equity volatility	192.6%
Risk-free interest rate	1.60%
Remaining term	0.74

The aggregate $627 thousand discount, including the original issue discount, and the aggregate $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, were recorded at issuance, and were classified as an offset to the Convertible Note on the condensed consolidated balance sheet. The Convertible Note is presented as follows as of June 30, 2020:

(in thousands)
Principal amount	$419
Unamortized discount	(1)
Total debt	418
Less: short-term	418
Long-term	$—

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Note, assuming that the Convertible Note will be redeemed at the maximum $200 thousand per month beginning in September 2019. During both the three and six months ended June 30, 2020, the effective interest rate on the Convertible Note was 37% and 43%, respectively. Interest expense recognized, including amortization of the issuance costs and debt discount, was $59 thousand and $199 thousand during the three and six months ended June 30, 2020, respectively. During both the three and six months ended June 30, 2019, the effective interest rate on the Convertible Note was 54%. Interest expense recognized, including amortization of the issuance costs and debt discount, was $302 thousand and $322 thousand during the three and six months ended June 30, 2019, respectively.

On August 8, 2019, the Company entered into the August SPA with certain domestic investors for the sale and issuance of 4,198,566 shares of common stock in a registered direct offering and 4,198,566 warrants exercisable for 4,198,566 shares of common stock in a simultaneous private placement at an offering price of $1.00 per share. The August SPA prohibits the Company from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with the Lender and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 12, “Stockholders’ Equity (Deficit)” for further discussion of the terms of the August SPA.

The Lender has redeemed $200 thousand of the Convertible Note every month since September 27, 2019. During the three and six months ended June 30, 2020, the Company repaid a total of $600 thousand and $1.2 million in cash, $579 thousand and $1.1 million of which was applied against the outstanding balance of the convertible note, respectively. As of June 30, 2020, the Company's contractual maturity of the principal balance of the Convertible Note was as follows:

(in thousands)
2020	$419
2021 and thereafter	—
Total	$419

NOTE 11. WARRANT LIABILITY

In July 2011, the Company sold common stock and warrants in a registered direct financing. As part of this transaction, 139,520 warrants were issued with an exercise price of $33.25 and were exercisable from January 1, 2012 to July 5, 2016. The terms of the warrants require registered shares to be delivered upon each warrant’s exercise and also require possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, contractually defined to include various merger, acquisition or stock transfer activities. Under ASC 480, Distinguishing Liabilities from Equity, the Company’s ability to deliver registered shares upon an exercise of the warrants and the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur are deemed to be beyond the Company’s control. The warrants contain a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction. Due to this provision, ASC 480 requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice model, and the changes in the fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity. In addition, if the closing bid price per share of the common stock in the principal market equals or exceeds $66.50 for any ten trading days (which do not have to be consecutive) in a period of fifteen consecutive trading days, the Company has the right to require the exercise of one-third of the warrants then held by the warrant holders.

In October 2015, the holders of all warrants issued pursuant to the Company’s securities purchase agreement, dated March 3, 2015 (the “2015 Securities Purchase Agreement”), agreed to reduce the length of notice required to such investors prior to the Company’s issuance of new securities from twenty business days to two business days, for the remainder of such investors’ pre-emptive right period (which expired March 3, 2016). The Company entered into these agreements to enable it to expeditiously raise capital in the October 2015 Offering (as described below) and future offerings. As consideration for these agreements, the Company amended certain provisions of both the warrants with a 15-month term (the “Short-Term Warrants”) and warrants with a five-year term (the “Long-Term Warrants”) issued pursuant to the 2015 Securities Purchase Agreement (together, the “March 2015 Warrants”) and the warrants issued pursuant to the placement agent agreement, dated June 29, 2011 (the “July 2011 Warrants”). Specifically, the amendments decreased the exercise price for both the March 2015 Warrants and the July 2011 Warrants to $5.00 per share. In addition, the amendments extended the exercise expiration date for the Short-Term Warrants and the July 2011 Warrants, which have since expired on March 6, 2020. A price protection provision also was added to both the July 2011 Warrants and March 2015 Warrants, such that if the Company subsequently sold or otherwise disposed of Company common stock at a lower price per share than $5.00 or any securities exchangeable for common stock with a lower exercise price than $5.00, the exercise price of such warrants would be reduced to that lower price.

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

On March 6, 2020, 35,107 July 2011 Warrants and 7,419 March 2015 Warrants expired without being exercised. As of June 30, 2020, there were no July 2011 Warrants or March 2015 Warrants outstanding.

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

The key assumptions used to value the October 2015 Warrants as of June 30, 2020 and December 31, 2019 were as follows:

	As of
	June 30,	December 31,
Assumption	2020	2019
Expected price volatility	267%	184%
Expected term (in years)	0.33	0.83
Risk-free interest rate	0.17%	1.59%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.03	$0.49

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

In August 2019, the Company issued: (1) warrants to purchase up to 4,198,566 shares of Company common stock to certain domestic investors in connection with its registered direct offering of 4,198,566 shares of common stock (the “2019 Domestic Warrants”); (2) warrants to purchase up to 2,700,000 shares of Company common stock to certain foreign investors in connection with a private placement of the Series A Preferred Stock (the “2019 Foreign Warrants”); and (3) warrants to purchase up to 167,942 shares of Company common stock to Ladenburg Thalmann & Co., Inc. for its services as placement agent in the registered direct offering (the “2019 Ladenburg Warrants”). See Note 12, “Stockholders’ Equity (Deficit)” for further discussion of the terms of the financing transactions in August 2019 and Note 19, “Subsequent Events” for a discussion of the Warrant Inducement Transaction (as defined therein) whereby the exercise price of the warrants was reduced to $0.99 and the 2019 Domestic Warrants and 2019 Foreign Warrants were exercised.

The 2019 Domestic Warrants were exercisable six months after the date of issuance, with an exercise price of $1.15. See Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein). The terms of the 2019 Domestic Warrants required registered shares to be delivered upon each warrant’s exercise and also required possible cash payments to the warrant holders (in lieu of the warrant’s exercise) upon specified fundamental transactions involving the Company’s common stock, such as an acquisition of the Company. The 2019 Domestic Warrants contained a provision according to which the warrant holder would have the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there was a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 required the 2019 Domestic Warrants to be classified as liabilities. The fair values of these warrants were determined using the Black-Scholes option pricing model, and the changes in the fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the 2019 Domestic Warrants at issuance on August 13, 2019 was $3.1 million.

The key assumptions used to value the 2019 Domestic Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Domestic Warrants as of June 30, 2020 and December 31, 2019 were as follows:

	As of
	June 30,	December 31,
Assumption	2020	2019
Expected price volatility	178.79%	154.10%
Expected term (in years)	4.63	5.13
Risk-free interest rate	0.27%	1.70%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.09	$0.57

The 2019 Ladenburg Warrants were exercisable immediately upon issuance, with an exercise price of $1.25. See Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein). The terms of the 2019 Ladenburg Warrants were consistent with the 2019 Domestic Warrants, and therefore were classified as liabilities in accordance with ASC 480. The fair values of these warrants were determined using the Black-Scholes option pricing model, and the changes in the fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the 2019 Ladenburg Warrants at issuance on August 13, 2019 was $124 thousand.

The key assumptions used to value the 2019 Ladenburg Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	155.19%
Expected term (in years)	5.00
Risk-free interest rate	1.57%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.74

The key assumptions used to value the 2019 Ladenburg Warrants as of June 30, 2020 and December 31, 2019 were as follows:

	As of
	June 30,	December 31,
Assumption	2020	2019
Expected price volatility	183.79%	159.94%
Expected term (in years)	4.11	4.61
Risk-free interest rate	0.24%	1.69%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.08	$0.57

The 2019 Foreign Warrants were exercisable upon stockholders’ approval, which was received on October 9, 2019, with an exercise price of $1.15. See Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein). The terms of the warrants were consistent with the 2019 Domestic Warrants, and therefore were classified as liabilities in accordance with ASC 480. The fair values of these warrants were determined using the Black-Scholes option pricing model, and the changes in the fair value recorded in the condensed consolidated statement of operations and comprehensive loss. The fair value of the 2019 Foreign Warrants at issuance on August 13, 2019 was $2.0 million.

The key assumptions used to value the 2019 Foreign Warrants as of August 13, 2019 were as follows:

As of
August 13,
Assumption	2019
Expected price volatility	149.29%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Foreign Warrants as of June 30, 2020 and December 31, 2019 were as follows:

	As of
	June 30,	December 31,
Assumption	2020	2019
Expected price volatility	178.79%	154.10%
Expected term (in years)	4.63	5.13
Risk-free interest rate	0.27%	1.70%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$1.09	$0.57

The number of shares and fair value of the outstanding warrant liability as of June 30, 2020 were as follows (in thousands):

	Shares	Warrant Liability
Warrant liability - current
October 2015 Warrants	38	$39
	38	$39

Warrant liability – non-current
2019 Domestic Warrants	4,199	$4,567
2019 Foreign Warrants	2,700	2,937
2019 Ladenburg Warrants	168	181
	7,067	$7,685

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

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

As the conversion trigger was dependent upon stockholder approval which is considered to be outside the control of the Company, the Series A Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s interim balance sheet as of September 30, 2019. Upon conversion of the Series A Preferred Stock into shares of the Company’s common stock in October 2019, it was reclassified as equity in the Company’s balance sheet.

The Company applied the fair value allocation methodology for allocating the proceeds of $2.7 million received from the Series A financing. The Company first allocated $2.0 million based on the fair value of the warrants as of the issuance date, with the residual amount being allocated to the Series A Preferred Stock. See Note 11, “Warrant Liability” for further discussion of the key assumptions used to value the warrants.

China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $162 thousand. The Company incurred additional issuance costs of $33 thousand. The Company allocated $93 thousand to the warrant liability, which was expensed during the period, and $102 thousand was recorded as a reduction to the Series A Preferred Stock.

On October 9, 2019, the Company held a special meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders approved (i) the conversion of 2,700,000 shares of the Series A Preferred Stock into 2,700,000 shares of the Company’s common stock, and (ii) the 2,700,000 shares of Company common stock that may be issued upon the exercise of the 2,700,000 2019 Foreign Warrants, in accordance with the stockholder approval requirements of NYSE American. A beneficial conversion feature of $800 thousand was recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the Series A Preferred Stock was perpetual, in October 2019, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations and comprehensive loss, which is reflected in the results for the year ended December 31, 2019.

Common Stock

On May 27, 2020, after receiving stockholder approval at the Company’s 2020 Annual Meeting of Stockholders, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorize shares of Common Stock from 50,000,000 to 75,000,000.

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (“Triton”), pursuant to which the Company had the right to sell up to $3.0 million of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with Triton, pursuant to which the Company registered such shares for resale by Triton on a registration statement on Form S-3 filed with the SEC on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of Triton, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC. During the second quarter of 2019, the Company issued to Triton Funds LP an aggregate of 1,747,312 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $360 thousand. The Company also incurred and paid other offering costs of $122 thousand. On September 5, 2019, the Company received an additional $288 thousand in connection with the financing (no additional shares were issued for such payment) and recorded the amount in additional paid-in capital from issuance of common stock. The Common Stock Purchase Agreement with Triton Funds LP expired as of December 31, 2019 and the remaining registered but unsold shares were deregistered on February 1, 2020.

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

On August 8, 2019, the Company entered into the August SPA for the sale and issuance of 4,198,566 shares of common stock at an offering price of $1.00 per share. In connection with the August SPA, the Company issued 4,198,566 warrants to purchase 4,198,566 shares of Company common stock with an exercise price of $1.15. See Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein) whereby the exercise price was reduced to $0.99. Ladenburg Thalmann & Co. Inc. (“Placement Agent”) served as placement agent for the transaction in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $252 thousand, and the issuance of the 2019 Ladenburg Warrants to purchase up to 167,942 shares of the common stock with an exercise price of $1.25. See Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein) whereby the exercise price was reduced to $0.99. In addition, the Company reimbursed the Placement Agent $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $312 thousand. The August SPA limits the Company’s ability to issue new common stock or common stock equivalents for a period of one year (six months if it is an “at the market” offering with the Placement Agent) until the daily volume weighted average price of the Company’s common stock equals or exceeds $2.00 for a period of 10 consecutive days. The Company is prohibited from redeeming in common stock or common stock equivalents in satisfaction of the Promissory Note with Iliad Research & Trading, L.P. and may only issue common stock in satisfaction of the Promissory Note if the stock price equals or exceeds $2.00. See Note 10, “Convertible Note”, for detailed information related to the Convertible Note.

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

On April 27, 2020, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) which established an at-the-market equity program (the “ATM Program”) pursuant to which we may offer and sell shares of our common stock, par value $0.01 per share, from time to time as set forth in the ATM Agreement. The ATM Agreement provides for the sale of shares of our Common Stock having an aggregate offering price of up to the amount available pursuant to General Instruction I.B.6. of Form S-3, which was most recently up to $5,631,027. For additional information regarding the Agreement and the ATM Program, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 27, 2020 and June 15, 2020, respectively. During the three months ended June 30, 2020, 5,836,792 shares of common stock were issued under the ATM Program for total proceeds of $5.6 million, net of offering costs of $0.4 million.

On May 13, 2020, TLF Bio Innovation, a related party, purchased 1,000 shares of the Company’s common stock for total proceeds of $1 thousand in conjunction with the services agreement described in Note 8, “Commitments and Contingencies”.

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

In June 2019, the Company issued 1,371,427 warrants to purchase 1,371,427 shares of Company common stock in a private placement. Please see the preceding subsection, “Common Stock,” for further details regarding such private placement. Such warrants had a one (1)-year term and an exercise price of $0.87, callable by the Company if the closing price of the Company’s common stock, as reported on the NYSE American, is $1.00 or greater.

In July 2019, a total of 102,602 warrants to purchase 102,602 shares of common stock were exercised related to the October 2015 Warrants resulting in gross proceeds of $21 thousand.

In August 2019, the Company issued 4,198,566 warrants to purchase 4,198,566 shares of Company common stock in connection with a registered direct offering of common stock. Such warrants were exercisable six months after date of issuance, with an exercise price of $1.15. The Company issued 167,942 warrants to purchase 167,942 shares of Company common stock to the Placement Agent in connection with such offering. Such warrants were exercisable immediately upon issuance and will expire on August 8, 2024, with an exercise price of $1.25. Please see the preceding subsection, “Common Stock,” for further details regarding such offering and Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein) whereby the exercise prices of these warrants were reduced to $0.99 and the warrants were exercised.

In August 2019, the Company also issued 2,700,000 warrants to purchase 2,700,000 shares of Company common stock in connection with its private placement of Series A Preferred Stock. Such warrants were exercisable upon stockholders’ approval, with an exercise price of $1.15. Please see the preceding subsection, “Preferred Stock,” for further details regarding such private placement and Note 19, “Subsequent Events” for further discussion of the Warrant Inducement Transaction (as defined therein) whereby the exercise price of these warrants was reduced to $0.99 and the warrants were exercised.

During the first quarter of 2020, a total of 70,000 warrants to purchase 70,000 shares of common stock were exercised related to the March 2015 Warrants resulting in gross proceeds of $14 thousand.

On March 6, 2020, 35,107 July 2011 Warrants and 7,419 October 2015 Warrants expired unexercised. As of June 30, 2020, there were no July 2011 Warrants or March 2015 Warrants outstanding, and 38,000 October 2015 remained outstanding and will expire on October 27, 2020.

During the first quarter of 2020, a total of 228,571 warrants to purchase 228,571 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $199 thousand. The Company paid China Kington a fee equal to six percent (6%) of the gross proceeds, totaling $12 thousand, for brokering the transaction.

During the second quarter of 2020, a total of 571,428 warrants to purchase 571,428 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $497 thousand. The Company paid China Kington a fee equal to six percent (6%) of the gross proceeds, totaling $29 thousand, for brokering the transaction.

On June 17, 2020, 571,428 June 2019 Warrants expired unexercised. As of June 30, 2020, there was no June 2019 Warrants outstanding.

The details of all outstanding warrants as of June 30, 2020, were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2019	8,588	$1.09
Warrants granted	-	$-
Warrants exercised	(870)	$0.82
Warrants expired	(613)	$0.82
Outstanding at June 30, 2020	7,105	$1.15

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

For the years from 2009 to 2012, the number of shares of common stock authorized for awards under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board. Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for awards under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the stockholders voted to remove the 40,000-share cap and the 2007 Plan’s shares authorized for awards increased annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 139,449, 82,461, 32,646, 59,157 shares of common stock were authorized for awards under the 2007 Plan in 2016, 2015, 2014 and 2013, respectively. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock authorized for awards thereunder by 1,124,826 shares. In January 2017, the Company added 610,774 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. As a result of the foregoing, the aggregate number of shares authorized for awards under the 2007 Plan was 2,318,486 shares, prior to its expiration on March 15, 2017 (after taking into account prior awards under the 2007 Plan).

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of June 30, 2020, there were 3,044,090 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2020, and activity during the three-month period then ended:

(in thousands, except years and per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,183	$4.03	6.6	$43
Options granted	520	$0.97
Restricted stock units granted	160	$—
Options exercised	-	$—
Restricted stock units vested	(3)	$—
Options forfeited/cancelled	(167)	$5.83
Restricted stock units cancelled	(1)	$—
Outstanding at June 30, 2020	2,692	$3.10	6.97	$384

Vested and expected to vest at June 30, 2020	2,573	$3.20	6.84	$336

Vested at June 30, 2020	1,848	$4.04	5.85	$—

Exercisable at June 30, 2020	1,848	$4.04	5.85	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of June 30, 2020 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and six months ended June 30, 2020. There were 83 thousand stock option awards exercised for the three and six months ended June 30, 2019 for which the Company received cash payments of $189 thousand. There was no intrinsic value for stock option awards exercised for the six months ended June 30, 2019.

As of June 30, 2020, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $743 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.32 years.

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black-Scholes option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2, “Summary of Significant Account Policies,” for a description of the accounting policies that the Company applied to value its stock-based awards.

During the six months ended June 30, 2020 and 2019, the Company granted options to employees and directors to purchase an aggregate of 520,000 and 125,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2020	2019
Expected price volatility	159.81%	106.86%
Expected term (in years)	6.43	6.16
Risk-free interest rate	0.50%	2.08%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.93	$0.27

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

In addition, during the six months ended June 30, 2020, the Company granted 160,000 RSUs to employees. During the six months ended June 30, 2019, the Company did not grant RSUs to employees.

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $128 thousand and $116 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $174 thousand and $223 thousand, respectively, for stock-based awards to employees and directors.

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

In April 2020, the Company modified stock options held by Ms. Gail Maderis, who resigned as a director of the Company, effective April 1, 2020. The option exercise period for Ms. Maderis was extended from three months to three years, calculated from her date of resignation. Also, her stock option awards became fully vested at the date of her resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $36 thousand, which is included in the figure above.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2020 and 2019, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes option pricing model as discussed above.

In addition, during the six months ended June 30, 2020 and 2019, the Company did not grant RSUs to non-employees.

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of negative $2 thousand and $7 thousand, respectively, related to non-employee consultant stock and option grants. For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $9 thousand and $14 thousand, respectively, related to non-employee consultant stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$7	$13	$14	$24
Sales and marketing	11	27	20	46
General and administrative	108	83	149	167
Total stock-based compensation expense	$126	$123	$183	$237

Since the Company has operating losses and net operating loss carryforwards, there are no tax benefits associated with stock-based compensation expense.

NOTE 14. Revenue

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

The following table presents changes in the Company's contract assets and liabilities for the six months ended June 30, 2020 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$-	$674	$(559)	$115
Contract Liabilities: Accrued Liabilities	434	1,020	(1,096)	358
Total	$434	$1,694	$(1,655)	$473

During the six months ended June 30, 2020 and 2019, the Company recognized the following revenue (in thousands):

	Six Months Ended June 30,
	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$434	$1,473
New activities in the period:
Performance obligations satisfied	5,442	1,807

	$5,876	$3,280

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

Pursuant to the Purchase Agreement, we also received $2.5 million from China Pioneer for the purchase of restricted units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1.0 million, we reallocated $600,000 from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

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

The Distribution Agreement and the Purchase Agreement expired on December 31, 2019. The Company did not renew the agreement with China Pioneer.

On February 26, 2019, the Company entered into a private label agreement with Phase One Health, LLC., (“Phase One”) to distribute a private label with hypochlorous acid concentration of 0.025%. During the second quarter of 2020, the Company also received an upfront payment of $115 thousand for a one-time order of hypochlorous acid. It was recorded as deferred revenue in the condensed consolidated balance sheets as of June 30, 2020.

During both the three and six months ended June 30, 2020, the Company received $5 thousand licensing revenue related to the distribution agreement with Phase One. During the three and six months ended June 30, 2019, the Company earned $0 and $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with Pioneer China.

During the three and six months ended June 30, 2020, the Company earned $0 and $173 thousand for sales of NeutroPhase to China Pioneer. During the three and six months ended June 30, 2019, the Company earned $0 and $209 thousand for sales of NeutroPhase to China Pioneer. The sales are recorded in the product sales in the unaudited condensed consolidated statements of operations and comprehensive loss.

As further described in Note 8, “Commitments and Contingencies”, on April 16, 2020, the Company entered into an international distribution agreement with Microprofit and the related intermediary distribution agreement with Chongqing Pioneer, a related party, which was subsequently amended on June 29, 2020.

Avenova Distribution Agreements

In November 2014, the Company signed a nationwide distribution agreement for its prescription Avenova product with McKesson Corporation (“McKesson”). McKesson makes Avenova widely available in local pharmacies and major retail chains across the U.S., such as Wal-Mart, Costco, CVS and Target. In January 2015, the Company signed a nationwide distribution agreement for its prescription Avenova product with Cardinal Health. In April 2015, the Company also signed a distribution agreement with AmerisourceBergen to distribute prescription Avenova nationwide.

During the three months ended June 30, 2020 and 2019, the Company earned $0.4 million and $1.3 million, respectively, and $0.9 million and $2.5 million, respectively, for the six months ended June 30, 2020 and 2019, in product revenue under the prescription Avenova distribution agreements.

Under the prescription Avenova product distribution arrangements, the Company had a contract liability balance of $0.4 million at both June 30, 2020 and December 31, 2019. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The contract liability as of June 30, 2020 and December 31, 2019 included a prepayment of $0.1 million and $0.4 million rebate, respectively, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

During 2019 and through June 30, 2020, the number of pharmacies in our Partner Pharmacy Program increased from 4 to 16. Our partner pharmacies provide patients with a quality experience that includes a relatively short time between receiving the initial prescription and filling it, fast refills and home delivery. The combination of a pre-negotiated price along with a reduction in coupon and rebate usage improves our gross-to-net and per-script profitability. During the three months ended June 30, 2020 and 2019, the revenue generated from these pharmacies comprised 4% and 25% of our total product revenue, respectively. During the six months ended June 30, 2020 and 2019, the revenue generated from these pharmacies comprised 7% and 25% of our total product revenue, respectively.

Avenova Direct

In an effort to improve patient access, non-prescription Avenova Direct was launched on June 1, 2019 to U.S. customers exclusively on Amazon.com and the Company’s website (Avenova.com). Avenova Direct is the same strength hypochlorous formulation as our prescription Avenova product, but comes in a 20mL size. This channel provides the Company with more stable gross-to-net pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to high-deductible health plans, allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complementary digital and social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients. During the three and six months ended June 30, 2020, the revenue generated from Avenova Direct was $0.6 million and $1.4 million, respectively. During the three and six months ended June 30, 2019, the revenue generated from Avenova Direct was immaterial.

KN95 Masks

The Company recently engaged in reselling KN95 Masks. Revenue generated from the sale of KN95 Masks was $2.8 million during the three months ended June 30, 2020. Revenue generated from the sale of KN95 Masks was $3.0 million during the six months ended June 30, 2020. There was no comparable revenue during the three and six months ended June 30, 2019.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the three and six months ended June 30, 2020 or 2019.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Notes Payable” for a description of the Promissory Note issued on February 27, 2019, as amended on June 25, 2019 and May 14, 2020 and Note 12, “Stockholders’ Equity (Deficit)” for a description of the Company’s financing transactions in June 2019 and August 2019. During the second quarter of 2020, the Company repaid $1.0 million principal balance of the Promissory Note using proceeds raised through the ATM Program pursuant to the ATM Agreement, dated April 27, 2020, with Ladenburg.

Related Party Revenue

The Company recognized related party revenues from sales of NeutroPhase of $0 and $173 thousand for the three and six months ended June 30, 2020, respectively. The Company recorded cost of goods sold of $0 and $90 thousand for the three and six months ended June 30, 2020, respectively. The Company recognized related party revenues from product sales of $209 thousand for both the three and six months ended June 30, 2019. The Company recorded cost of goods sold of $176 thousand for both the three and six months ended June 30, 2019. The Company recognized related party revenues from license and collaboration fees of $0 and $41 thousand the three and six months ended June 30, 2019, respectively. The license and collaboration fees related to the Company's distribution agreements with China Pioneer, the Company's second largest stockholder. The Company did not have such license and collaboration revenue during the three and six months ended June 30, 2020. See Note 14, “Revenue” for additional information regarding the Company’s distribution agreements with China Pioneer, the Company’s second largest stockholder.

There were no related party accounts receivable as of June 30, 2020 and December 31, 2019, respectively, associated with related party revenue. The accounts receivable of $173 thousand related to the sales of NeutroPhase in the first quarter of 2020 was settled in conjunction with the amendment of the Promissory Note issued on February 27, 2019. See Note 9, “Related Party Notes Payable” for a description of the transactions.

Related Party Expenses

During the three and six months ended June 30, 2020, the Company purchased KN95 Masks through an affiliate of China Pioneer. As of June 30, 2020 and December 31, 2019, related party accounts payable was $418 thousand and $0, respectively.

The Company paid related party fees of $29 thousand and $144 thousand for the three months ended June 30, 2020 and 2019, respectively. The fee of $29 thousand paid to China Kington during the three months ended June, 2020 represented the broker fee for the exercise of the June 2019 Warrants by one of the warrant holders, and was recorded as a reduction to additional paid-in capital from the exercise of the warrants. The fee of $144 thousand paid to China Kington during the three months ended June 30, 2019 represented the commission for the private placement with three accredited investors which closed on June 26, 2019. The $144 thousand was recorded as an offset to the additional paid-in capital in the consolidated balance sheet. The Company paid related party fees of $91 thousand and $214 thousand for the six months ended June 30, 2020 and 2019, respectively. A fee of $12 thousand was paid to China Kington in the first quarter of 2020 and represented the broker fee for the exercise of the June 2019 Warrants by one of the warrant holders, and was recorded as a reduction to additional paid-in capital from the exercise of the warrants. A fee of $20 thousand was paid to China Kington in the first quarter of 2019 and represented the broker fee for the issuance of the Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd., and it was recorded as an offset to the related party notes payable in the consolidated balance sheet. A fee of $50 thousand was paid to Director Bob Wu during both the first quarter of 2020 and 2019, which represented the consulting fees pursuant to that certain Consulting Agreement, between the Company and China Kington, dated March 1, 2019. See Note 9, “Related Party Notes Payable”, Note 11, “Warrant Liability”, and Note 12, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding such commissions.

As further described in Note 8, “Commitments and Contingencies”, on May 13, 2020, the Company entered into a services agreement with TLF Bio Innovation. The Manager of TLF Bio Innovation is the god daughter of the Company’s largest shareholder. The Company paid related party fees of $75 thousand to TLF Bio Innovation during the three months ended June 30, 2020 under the agreement. TLF Bio Innovation also purchased 1,000 shares of the Company’s common stock for total proceeds of $1 thousand in conjunction with the agreement as described in Note 12, “Stockholders’ Equity (Deficit)”.

Other Related Party Transactions

During the second quarter of 2020, the Company paid $79 thousand for shipping and customs on behalf of Chongqing Pioneer for approximately 0.5 million EARNTZ masks shipped to one of Chongqing Pioneer’s customers in the US. Chongqing Pioneer agreed to reimburse the Company for the $79 thousand, which was recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

As further described in Note 8, “Commitments and Contingencies”, in connection with the Microprofit Agreement, on April 16, 2020, the Company entered into an intermediary distribution agreement with Pioneer, which was subsequently amended on June 29, 2020.

NOTE 18. PAYCHECK PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds in the amount of $901 thousand from Wells Fargo Bank, N.A. (the "Loan") pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020.

The Loan, which was in the form of a Note (the "Note"), dated May 3, 2020, matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent and utilities incurred during the 24-week period after receiving the PPP Loan (collectively, "Qualifying Expenses") in order for the Loan to be forgiven in whole or in part . The Company intends to use the entire Loan amount for the Qualifying Expenses and expects the loan to be forgiven in whole.

Since the Company determined that there is reasonable assurance that it will meet the conditions for forgiveness of the full loan amount, we accounted for the forgivable PPP Loan as a government grant that is earned through the entity’s compliance with the loan forgiveness criteria. PPP proceeds received was accounted for as an income grant. A deferred income liability was recognized upon receipt of the forgivable loan proceeds. The deferred income liability will be recognized as other income as Qualifying Expenses are incurred. For the three and six months ended June 30, 2020, $469 thousand was recognized as other income and recorded in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020 and December 31, 2019, deferred income related to the PPP Loan was $432 thousand and $0, respectively.

NOTE 19. SUBSEQUENT EVENTS

Beginning on July 20, 2020, the Company and the holders of the 2019 Domestic Warrants and the 2019 Foreign Warrants as well as Ladenburg entered into separate warrant repricing letter agreements. Pursuant to the agreements, in consideration for the exercise in full of the 2019 Domestic Warrants and the 2019 Foreign Warrants, the Company agreed to: (1) reduce the exercise price of the 2019 Domestic Warrants and 2019 Foreign Warrants to $0.99 per share, (2) reduce the exercise price of the 2019 Ladenburg Warrants to $0.99 per share and (3) in a private placement, issue new common stock purchase warrants (the “New Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of 2019 Domestic Warrants and 2019 Foreign Warrants (“the Warrant Inducement Transaction”). The Company received aggregate net proceeds of approximately $6.4 million from the exercise of the 2019 Domestic Warrants and 2019 Foreign Warrants.

The New Warrants are exercisable six months after their issuance, for an aggregate of 6,898,566 shares of common stock. The New Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance.

Additionally, in relation to the Company’s EmeryStation lease and Sublease Agreement, on August 4, 2020, the relevant parties entered into: (1) an amendment to the EmeryStation lease with an effective date of July 31, 2020 giving the EmeryStation landlord the right to terminate the lease on August 31, 2020 by providing the Company written notice within 30 days of such amendment and (2) a sublease termination agreement with an effective date of July 31, 2020, in which the Sublease Agreement will terminate as of August 31, 2020 upon the EmeryStation landlord exercising its early termination right of the EmeryStation lease. On August 4, 2020, the EmeryStation landlord provided written notice to the Company pursuant to the amendment to the EmeryStation lease described above that it is exercising its early termination right. Therefore, both the EmeryStation lease and the Sublease Agreement will terminate as of August 31, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, estimates and facts as of the date hereof and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

our assumptions, estimates and beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

●	the possible impact of COVID-19 on our ability to obtain financing;
●	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for forgiveness of the PPP Loan under the terms of the PPP;
●	our limited cash and our history of losses;
●	our ability to achieve profitability;
●	whether demand develops for our proprietary products;
●	the impact of competitive or alternative products and pricing;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our exposure to and ability to defend third-party claims and challenges to our patent and other intellectual property rights;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and our other filings with the SEC.

As a result of many factors, such as those listed above and set forth under the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a medical device company predominantly focused on eye care. We are currently focused primarily on commercializing Avenova®, an FDA cleared product sold in the United States that has proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from skin around the eye, including the eyelid. Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid and is often prescribed by eyecare professionals for blepharitis and dry-eye disease.

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

In April 2020, we saw a slowdown in Avenova sales in our prescription and in-office channels as patient visits to eyecare specialists decreased substantially because of the global pandemic and nationwide shelter-in-place mandates. While working from home, our salesforce has engaged with these specialists through phone contact to support sales following the lifting of shelter-in-place restrictions. As pandemic-related shelter-in-place restrictions began to lift in certain geographies in June and July of this year, we have experienced a gradual pickup in Avenova sales in our prescription and in-office direct channels.

On July 13, 2020, we announced testing results from an independent third-party laboratory confirming that Avenova kills SARS-CoV-2, the coronavirus that causes COVID-19. We expect these test results will broaden the appeal of Avenova and expand our customer base in the near term.

Beyond Avenova, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® and PhaseOne® for the wound care market and CelleRx® for the dermatology market.

In addition to our proprietary products, we have responded to the need for protective personal equipment since the outbreak of COVID-19 by tapping into our international supply network and launching the sale of KN95 Masks on our website in March 2020. In addition to the KN95 Masks, we have broadened our selection of personal protection equipment with a variety of other PPE, all available in bulk quantities through Avenova.com.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

We charge “Bad Debt” expense and set up an “Allowance for Doubtful Accounts” when management identifies amounts due that are in dispute and believes it unlikely a specific invoice will be collected.

Management did not record any reserves for accounts receivable at June 30, 2020. At December 31, 2019, management reserved $51 thousand based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. At June 30, 2020 and December 31, 2019, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $206 thousand and $247 thousand, respectively.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

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

Revenue Recognition

Revenue generated through the Company’s webstore for Avenova and KN95 Masks is recognized upon shipment to the customer through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs are incurred and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com for Avenova and other products is recognized upon fulfillment by Amazon.com, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by Amazon.com. Fees paid to Amazon.com for promoting our product are expensed as incurred, and are included in sales and marketing expenses within the operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners and a limited number of partner pharmacies. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company does not have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the distributor. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

Bulk orders of KN95 Masks are shipped directly to the customer from a manufacturer in China. Revenue is recognized when control of the product passes to the customer, which is upon delivery of the KN95 Masks to the customer. As such, customer orders are recorded as deferred revenue prior to product delivery.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands) during the six months ended June 30, 2020:

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2019	$(142)	$(13)	$153	$(432)	$(434)
Current provision related to sales made during current period	(204)	(33)	(754)	(29)	(1,020)
Payments and customer credits issued	266	38	620	172	1,096
Balance at June 30, 2020	$(80)	$(8)	$19	$(289)	$(358)

Cost of Goods Sold

Cost of goods sold includes third party manufacturing costs, shipping and handling costs, and other costs associated with products sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include all costs associated with research, development and regulatory activities, including Emergency Use Authorization (“EUA”) submissions to the Food and Drug Administration (“FDA”). Research and development costs may vary depending on the type of item or service incurred, location of performance or production, level of availability of the item or service, and specificity required in production for certain compounds. The Company’s research, clinical and development activities are sometimes performed under agreements it enters into with external service providers. The Company estimates and accrues the costs incurred under these agreements based on factors such as milestones achieved, patient enrollment, estimates of work performed, and historical data for similar arrangements. As actual costs are incurred, the Company adjusts its accruals. Historically, the Company’s accruals have been consistent with management’s estimates and no material adjustments to research and development expenses have been recognized.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s condensed consolidated statements of stockholders’ equity (deficit) based on their fair values as they are earned under the applicable vesting terms or the length of an offering period. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair value of the Company’s common stock as of the date of issuance.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option pricing model or the Binomial Lattice (“Lattice”) valuation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
(in thousands)	June 30,		Dollar	Percent
	2020	2019	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,979	$1,789	$2,190	122%
Other revenue, net	5	-	5	100%
Total sales, net	3,984	1,789	2,195	123%

Product cost of goods sold	2,040	403	1,637	406%
Gross profit	1,944	1,386	558	40%

Research and development	115	32	83	259%
Sales and marketing	1,423	1,535	(112)	(7%)
General and administrative	1,477	1,198	279	23%
Total operating expenses	3,015	2,765	250	9%
Operating loss	(1,071)	(1,379)	308	(22%)

Non-cash loss on changes in fair value of warrant liability	(3,772)	(487)	(3,285)	675%
Non-cash loss on changes in fair value of embedded derivative liability	-	(246)	246	(100%)
Other income (expense), net	362	(387)	749	(194%)

Loss before provision for income taxes	(4,481)	(2,499)	(1,982)	79%
Provision for income tax	(1)	(2)	1	(50%)
Net loss and comprehensive loss	$(4,482)	$(2,501)	$(1,981)	79%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $2.2 million, or 122%, to $4.0 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019. The change in product revenue, net, is primarily the result of revenue generated from the sale of KN95 Masks resulting in $2.8 million in product revenue, net, during the three months ended June 30, 2020 with no comparable revenue in the 2019 period.

Avenova revenue decreased $0.5 million from $1.6 million to $1.1 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2020. The decrease was the net result of an increase in Avenova units sold, offset by a decrease in the average net sales price of Avenova products. The decrease in the net selling price was largely due to a decrease in insurance coverage of the product by national payors that occurred in the first quarter of 2019, as well as a lower net selling price associated with Avenova Direct, which was launched in June 2019.

Product cost of goods sold increased by $1.6 million, or 406%, to $2.0 million for the three months ended June 30, 2020, from $0.4 million for the three months ended June 30, 2019. The increase was the result of the sale of KN95 Masks during the three months ended June 30, 2020 with no comparable results in the 2019 period as well as an increase in the number of Avenova units sold in the three months ended June 30, 2020 as compared to the 2019 period.

Gross profit increased by $0.5 million, or 40%, to $1.9 million for the three months ended June 30, 2020 from $1.4 million for the three months ended June 30, 2019. The increase in gross profit was primarily due to the addition of the KN95 Masks.

Research and Development

Research and development expenses increased by $83 thousand, or 259%, to $115 thousand for the three months ended June 30, 2020, from $32 thousand for the three months ended June 30, 2019. The increase is primarily the result of regulatory expenses incurred under the Microprofit Agreement as further described in Note 8, “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Sales and marketing

Sales and marketing expenses decreased by $0.1 million, or 7%, to $1.4 million for the three months ended June 30, 2020, down from $1.5 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in sales representative headcount. This decrease was partly off-set by an increase in Avenova Direct digital advertising and costs associated with the Company’s planned relaunch of CelleRx.

General and administrative

General and administrative expenses increased by $0.3 million, or 23%, to $1.5 million for the three months ended June 30, 2020, up from $1.2 million for the three months ended June 30, 2019. The increase is primarily a result of increased legal expenses.

Non-cash loss on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $ 3.8 million for the three months ended June 30, 2020 as compared to $0.5 million for the 2019 period. For additional information regarding the valuation of warrant liabilities, please see Note 11, “Warrant Liability”, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Non-cash loss on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a loss of $0.2 million for the three months ended June 30, 2019. The Company did not record a comparable loss or gain for the three months ended June 30, 2020. For additional information regarding the valuation of derivative liabilities, please see Note 10, “Convertible Note”, in the Notes to Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net

We recognized other income, net, of $362 thousand for the three months ended June 30, 2020. The balance consisted primarily of income of $469 thousand representing qualifying expenses which were incurred under the PPP loan program. Please see Note 18, “Paycheck Protection Program”, of the Notes to Unaudited Condensed Consolidated Financial Statements. The income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019.

The other income (expense), net, was an expense of $387 thousand for the three months ended June 30, 2019. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9, Related Party Notes Payable”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. For additional information regarding the Convertible Note, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
(in thousands)	June 30,		Dollar	Percent
	2020	2019	Change	Change
Statement of Operations
Sales:
Product revenue, net	$5,871	$3,239	$2,632	81%
Other revenue, net	5	41	(36)	(88%)
Total sales, net	5,876	3,280	2,596	79%

Product cost of goods sold	2,621	744	1,877	252%
Gross profit	3,255	2,536	719	28%

Research and development	124	117	7	6%
Sales and marketing	2,983	5,066	(2,083)	(41%)
General and administrative	2,754	2,803	(49)	(2%)
Total operating expenses	5,861	7,986	(2,125)	(27%)
Operating loss	(2,606)	(5,450)	2,844	(52%)

Non-cash loss on changes in fair value of warrant liability	(3,635)	(544)	(3,091)	568%
Non-cash gain (loss) on changes in fair value of embedded derivative liability	2	(246)	248	(101)%
Other income (expense), net	176	(447)	623	(139%)

Loss before provision for income taxes	(6,063)	(6,687)	624	(9%)
Provision for income tax	(1)	(3)	2	(67%)
Net loss and comprehensive loss	$(6,064)	$(6,690)	$626	(9%)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $2.7 million, or 81%, to $5.9 million from $3.2 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The change in product revenue, net, is primarily the result of revenue generated from the sale of KN95 Masks resulting in $3.0 million in product revenue, net, during the six months ended June 30, 2020 with no comparable revenue in the 2019 period.

Avenova revenue decreased $0.3 million from $3.0 million to $2.7 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2020. The decrease was the net result of an increase in Avenova units sold, offset by a decrease in the average net sales price of Avenova products. The decrease in the net selling price was largely due to a decrease in insurance coverage of the product by national payors that occurred in the first quarter of 2019, as well as a lower net selling price associated with Avenova Direct, which was launched in June 2019.

Other revenue decreased by $36 thousand, or 88%, to $5 thousand from $41 thousand for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company earned $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with Pioneer China. Other revenue was minimal during the six months ended June 30, 2020.

Product cost of goods sold increased by $1.9 million, or 252%, to $2.6 million for the six months ended June 30, 2020, from $0.7 million for the six months ended June 30, 2019. The increase was the result of revenue generated from the sale of KN95 Masks during the six months ended June 30, 2020 with no comparable results in the 2019 period as well as an increase in the number of Avenova units sold in the six months ended June 30, 2020 as compared to the 2019 period.

Gross profit increased by $0.7 million, or 28%, to $3.3 million for the six months ended June 30, 2020 from $2.6 million for the six months ended June 30, 2019. The increase in gross profit was primarily due to the addition of the KN95 Masks.

Research and Development

Research and development expenses remained consistent for the six months ended June 30, 2020 and 2019.

Sales and marketing

Sales and marketing expenses decreased by $2.1 million, or 41%, to $3.0 million for the six months ended June 30, 2020, down from $5.1 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease in sales representative headcount. This decrease was partly off-set by an increase in Avenova Direct digital advertising and costs associated with the Company’s planned relaunch of CelleRx.

General and administrative

General and administrative expenses remained consistent for the six months ended June 30, 2020 and 2019.

Non-cash loss on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $3.6 million for the six months ended June 30, 2020, compared to a loss of $0.5 million for the six months ended June 30, 2019. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-cash gain (loss) on changes in fair value of embedded derivative liability

The adjustments to the fair value of embedded derivative liability resulted in a gain of $2 thousand for the six months ended June 30, 2020, compared to a loss of $246 thousand for the six months ended June 30, 2019. For additional information, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other income (expense), net

The other income (expense), net, was an income of $176 thousand for the six months ended June 30, 2020. The income of $469 thousand was the result of income recognized as qualifying expenses were incurred under the PPP Loan. The income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019.

The other income (expense), net, was an expense of $447 thousand for the six months ended June 30, 2019. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9, “Related Party Notes Payable”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. For additional information regarding the Convertible Note, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, our cash and cash equivalents were $8.8 million, compared to $6.9 million as of December 31, 2019. Based primarily on the funds available at June 30, 2020, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through June 30, 2021. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

Net Cash Used In Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $1.9 million compared to $5.0 million for the six months ended June 30, 2019. The decrease was primarily due to the decrease of net loss by $0.6 million due to increased product sales combined with reduction in insurance coverage of the product by national payors, loss on change of the warrant liability fair value by $3.0 million, offset by the impairment of right-of-use assets of $0.1 million, decrease in stock compensation of $0.1 million, loss on change of the derivative liability fair value by $0.2 million and interest expense related to amortization of debt issuance cost and debt discount of $0.1 million.

Net Cash Used In Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities for the purchase of property and equipment was $0, compared to $19 thousand for the six months ended June 30, 2019.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2020. The Company received net proceeds of $5.2 million from the ATM Program, and an additional $0.7 million from exercise of warrants, which was offset by repayments of $1.1 million on the Convertible Note issued to Iliad Research and Trading L.P. and repayment of $1.0 million on the Promissory Note using proceeds raised through the ATM program pursuant to the ATM Agreement, dated April 27, 2020, with Ladenburg.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of June 30, 2020 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility leases	$672	$295	$-	$-	$967
Equipment leases	16	21	-	-	37
Total	$688	$316	$-	$-	$1,004

Our commitments as of June 30, 2020 consist of two operating facility leases and an operating lease for two copiers.

The total commitment for the Office Lease as of June 30, 2020 was $0.7 million due over the lease term, compared to $0.9 million as of December 31, 2019.

The total commitment of the EmeryStation lease as of June 30, 2020 was $0.3 million due over such lease term, compared to $0.6 million as of December 31, 2019. On July 11, 2016, we entered into a Sublease Agreement to sublease our former corporate headquarters. Sublease rental reimbursement is not deducted from the above table. We anticipate collecting $0.2 million in the year ending December 31, 2020 under the Sublease for the lease of EmeryStation.

We have an operating lease for 2 copiers as of June 30, 2020. The total commitment for the lease as of June 30, 2020 was $37 thousand due over the lease term, compared to $45 thousand as of December 31, 2019.

See Note 8, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

Beginning on July 20, 2020, the Company and the holders of the 2019 Domestic Warrants and the 2019 Foreign Warrants as well as Ladenburg entered into separate warrant repricing letter agreements. Pursuant to the agreements, in consideration for the exercise in full of the 2019 Domestic Warrants and the 2019 Foreign Warrants, the Company agreed to: (1) reduce the exercise price of the 2019 Domestic Warrants and 2019 Foreign Warrants to $0.99 per share, (2) reduce the exercise price of the 2019 Ladenburg Warrants to $0.99 per share and (3) in a private placement, issue new common stock purchase warrants (the “New Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of 2019 Domestic Warrants and 2019 Foreign Warrants (“the Warrant Inducement Transaction”). The Company received aggregate net proceeds of approximately $6.4 million from the exercise of the 2019 Domestic Warrants and 2019 Foreign Warrants.

The New Warrants are exercisable six months after their issuance, for an aggregate of 6,898,566 shares of common stock. The New Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance. Subject to limited exceptions, a Holder of New Warrants will not have the right to exercise any portion of its New Warrants if the Holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a Holder prior to the date of issuance, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon prior notice to the Company, the Holder may increase or decrease the Beneficial Ownership Limitation, provided further that in no event shall the Beneficial Ownership Limitation exceed 9.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice to us. Pursuant to the terms of the Exercise Agreements, the Holders are entitled to certain registration rights that provide for the Company to file a registration statement on behalf of the Holders for the New Warrants within 90 calendar days of the date of the Exercise Agreements and requires the Company to use its commercially reasonable efforts to cause the registration statement to become effective within six months of the date of the Exercise Agreements, that will provide for the resale of the shares of common stock underlying the New Warrants.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Liquidity

We have a history of losses and we may never achieve or maintain sustained profitability.

We have historically incurred net losses, and we may never achieve or maintain sustained profitability. In addition, at this time:

●	we expect to incur substantial marketing and sales expenses as we continue to attempt to increase sales of our Avenova and CelleRx products; and

●	our results of operations may fluctuate significantly.

We will need to generate significant revenues to achieve and maintain profitability. Even with current Avenova sales and the additional revenue of KN95 Masks and other COVID-19 related items, if we cannot successfully market and sell Avenova or successfully relaunch CelleRx as a lifestyle hygiene product, we may not be able to generate sufficient revenues to achieve or maintain profitability. Our failure to achieve and subsequently maintain profitability could have a material adverse impact on the market price of our common stock.

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

The stock prices of many companies in the pharmaceutical and biotechnology industry have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

●	the announcement of new products by us or our competitors;

●	the announcement of partnering arrangements by us or our competitors;

●	quarterly variations in our or our competitors’ results of operations;

●	announcements by us related to litigation;

●	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

●	developments in our industry; and

●

general, economic and market conditions, including volatility in the financial markets, a decrease in consumer confidence and other factors unrelated to our operating performance or the operating performance of our competitors.

Our common stock is subject to the risk of high volatility.

We have a number of large stockholders, including our two largest stockholders, Mr. Jian Ping Fu and Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Hong Kong”), a subsidiary of China Pioneer Pharma Holdings Limited (“China Pioneer”). As of June 30, 2020, each of Mr. Fu and Pioneer Hong Kong owned approximately 15.3% and 15.0% of our common stock, respectively. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially.

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

Pioneer Hong Kong, a subsidiary of China Pioneer, beneficially owns approximately 15.0% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of a certain bridge loan, facilitated by China Kington in January 2016, two (2) directors were nominated by China Kington, one of which currently serves on the Company’s Board of Directors, Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong. The Company’s largest stockholder, Mr. Fu, beneficially owns approximately 15.3% of our common stock. On July 20, 2019, Mr. Xiaopei (Ray) Wang, a nominee of Mr. Fu, was appointed to the Board of Directors. China Kington and its affiliates have served as placement agent for three purchases of Company securities by Mr. Fu during 2016, one purchase of Company securities by OP Financial Investments Limited in 2018 (which were subsequently purchased by Mr. Fu) and two private placements in 2019. Additionally, China Kington facilitated the Promissory Note from Pioneer Hong Kong in February 2019.

As a result, China Pioneer, Mr. Fu and China Kington have input on all matters before our Board of Directors and may be able to exercise significant influence over all matters requiring board and stockholder approval. China Pioneer and China Kington may choose to exercise their influence in a manner that is not in the best interest of our other stockholders.

In addition, were China Pioneer and Mr. Fu to cooperate, they could eventually unilaterally elect all of their preferred director nominees at a Company Annual Meeting of Stockholders. Even with our classified board, China Pioneer and Mr. Fu could ensure that five (5) of our six (6) directors are either nominees of China Pioneer, Mr. Fu or China Kington after our 2022 annual meeting of stockholders. In the interim, China Pioneer, China Kington, and/or Mr. Fu could exert significant indirect influence on us and our management.

Subject to the satisfaction of certain conditions, we may issue warrants to certain officers of Shenzehn Microprofit Biotech Co., Ltd. and to TLF Bio Innovation Lab, LLC, which, if issued and/or exercised, could dilute the ownership percentages of our existing stockholders or cause the price of our common stock to decline.

On April 16, 2020, we entered into the Microprofit Agreement.  As consideration for the exclusive right to distribute the Test Kits, and subject to receipt of the Regulatory Approvals and shareholder approval of the increase in the number of the Company's authorized shares of common stock, the Company will issue warrants (the “Microprofit Warrants”) for the Company’s common stock, par value $0.01, to certain Microprofit officers, exercisable for an aggregate number of shares of the Company’s common stock equivalent to twelve percent (12%) of the Company’s outstanding common stock on the same date. Subsequently, on May 26, 2020, the Company received stockholder approval to increase the Company’s authorizes shares of common stock with the Regulatory Approval still pending as of June 30, 2020. On May 13, 2020, we entered into that certain services agreement with TLF Bio Innovation. Pursuant to the agreement, upon TLF Bio Innovation’s successful completion of certain milestones and revenue metrics being met, the Company will issue TLF Bio Innovation up to 2,000,000 warrants for the Company’s common stock (the “TLF Bio Warrants”).  As a result, stockholders may incur dilution if the Microprofit Warrants and/or the TLF Bio Warrants are issued and/or exercised. In addition, we cannot predict the effect, if any, that the issuance and/or exercise of the Microprofit Warrants and/or TLF Bio Warrants will have on the market price of our common stock but it could adversely affect such price.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the San Francisco Bay area counties where the Company’s headquarters is located. Due to “shelter in place” orders and other public health guidance measures, the Company has implemented a work-from-home policy for all staff members. As the shelter-in-place restrictions are lifted, the Company has opened its business in phases by staggering the timeline for returning employees to work.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business, financial condition and results of operation, particularly in relation to our field sales representatives. In particular, in the second quarter of 2020, we experienced a slowdown in Avenova sales in our prescription and in-office direct channels, as patient visits to eyecare specialists decreased substantially due to the nationwide shelter-in-place mandates. While working from home, our salesforce is keeping engaged with these specialists through phone contact to support sales following the lifting of shelter-in-place restrictions.

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

We entered into a PPP Loan with Wells Fargo Bank, N.A. in an aggregate principal amount of $900,505, which was established under the CARES Act. Under the terms of the CARES Act, recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Small Business Administration has issued additional guidance on loan forgiveness. While we believe that we meet the qualifications for loan forgiveness, there is no assurance that the Company will obtain forgiveness of the PPP Loan, in whole or in part, and therefore, the Company may be liable for paying the PPP Loan back.

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

Our ability to successfully market the Test Kits will depend on numerous factors, including:

●	the level of approvals granted by the FDA;

●	our ability to demonstrate the efficacy, speed and cost of the Test Kits;

●	whether health care providers and governmental agencies believe the Test Kits are sufficiently safe, effective, and accurate; and

●	whether the medical community accepts the Test Kits as a supplement to, alternative to, or complementary to, current other tests for COVID-19 infection.

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

With respect to the Test Kits, assuming Regulatory Approvals, we plan to act as a distributor of tests manufactured by a third party, Microprofit. We have limited control over Microprofit and any performance failure on their part (including timely cooperation with the FDA to receive the Regulatory Approvals, failure to deliver compliant, quality components or finished goods on a timely basis) could affect our ability to market the Test Kits, supply Test Kits to our customers, produce additional losses and reduce or delay revenues. In addition, if something were to impair the relationship between us and Microprofit, or if Microprofit violates or is alleged to have violated any laws or regulations during the performance of its obligations to us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Revenue generated from the KN95 Masks and the Test Kits, if any, likely represents a temporary source of revenue for the Company.

During the global pandemic of the coronavirus (COVID-19), we tapped into our global healthcare supply network to secure the KN95 Masks and, after receiving the Regulatory Approvals, the Test Kits that we can offer at reasonable prices. While receiving a modest profit margin on the KN95 Masks and the Test Kits, if distributed, the Company does not believe that the revenue generated from the KN95 Masks and/or the Test Kits, if any, will be a long-term source of revenue for the Company. Once the demand for the KN95 Masks and/or the Test Kits declines, the Company will likely no longer be able to generate any revenue through the sales of the KN95 Masks and/or the Test Kits, if ever. The Company does not expect this revenue source to extend past the current COVID-19 pandemic.

Our future success is largely dependent on the successful commercialization of Avenova.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova and/or CelleRx, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

We expect continuous revenue from sales of Avenova, which is classified as a cleared medical device by the FDA, but we cannot guarantee that the FDA will continue to allow us to market and sell Avenova as a cleared medical device, which would halt our sales and marketing of Avenova and cause us to lose revenue and materially and adversely affect our results of operations and the value of our business.

Although we are having short-term revenue generation from the sales of KN95 Masks and hope to receive revenue from the distribution of the Test Kits and the relaunch of CelleRx as a lifestyle hygiene product, our ability to generate product sales will depend primarily on the commercial success of Avenova. Our ability to continue to commercialize Avenova and generate revenue depends upon, among other things:

●	the FDA allowing us to continue marketing Avenova as an FDA clearance;

●	acceptance in the medical community;

●	the safety of Avenova's predicate devices;

●	the number of patients who use Avenova for the intended target;

●	sufficient coverage or reimbursement by third party payors;

●	our ability to successfully market Avenova;

●	reopening and resurgence of patient visits to eyecare specialists after the nationwide shelter-in-place mandates cease; and

●	the amount and nature of competition from competing companies with similar products and procedures.

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

Our commercialized products such as Avenova and CelleRx, like our other cleared products, are not approved by the FDA as a drug, and we rely solely on the 510(k) clearance of our products as a medical device.

Our business and future growth depend on the development, use and sale of products that are subject to FDA regulation, clearance and approval. Under the U.S. Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the use of our products, except as allowed by the FDA. As a medical device, we may only legally make very limited claims that pertain to our products' cleared intended use. Without claims of efficacy, market acceptance of our products may be slow. The 510(k) status of Avenova also affects our ability to obtain formal insurance reimbursement by payors, and affects our ability to obtain Medicare coverage. If and to the extent that the relaunch of CelleRx as a lifestyle hygiene product is successful, we would have similar restrictions due to the status of CelleRx as a 510(k) cleared product.

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

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory clearances or approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only one employee. As a result, we may experience delays in connection with obtaining regulatory clearances or approvals for our products, if such clearances or approvals are obtained at all. We are currently seeking regulatory approval from the FDA for the Test Kits, which can require the response and cooperation of the manufacturer of the Test Kits. There is no guarantee that the manufacturer of the Test Kits will fully and timely cooperate and that such approval, based on such cooperation or other factors as the FDA determines, will be received and that the Company will receive any revenue from the distribution of the Test Kits.

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

We rely primarily upon a limited number of pharmaceutical wholesalers in connection with the distribution of our prescription Avenova product. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability. We rely on our distribution agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation to fill Avenova prescriptions at most of the retail pharmacies in the United States. If they are not able to ensure consistent availability of our product at retail pharmacies, our revenues will suffer. We mostly rely on Amazon.com for sales of Avenova Direct. If something were to impair the relationship between NovaBay and Amazon.com it would have a negative impact on our business.

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

The clearance that we have received from the FDA for our Avenova, NeutroPhase, and CelleRx products is subject to strict limitations on the indicated uses for which the products may be marketed. The labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for our products are subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the products or the withdrawal of the products from the market. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory clearance, product recalls, seizure of products, operating restrictions, injunctions, warning letters and other enforcement actions, and criminal prosecution. Any of these events could prevent us from marketing our products and our business may not be able to continue past such concerns.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of regulated products, such as Avenova, NeutroPhase, and CelleRx, in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our regulated products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

Despite all reasonable efforts to ensure safety, it is possible that we or our distributors will sell Avenova, CelleRx, NeutroPhase or KN95 Masks or products that we currently do not sell but may sell in the future such as intelli-Case or the Test Kits, which are defective, to which patients/customers react in an unexpected manner, or which are alleged to have side effects or otherwise not work for the product’s intended purpose. The manufacture and sale of such products may expose us to potential liability, and the industries in which our products are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management's time and attention, and could have a material adverse effect on our financial condition, business and results of operations.

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

ITEM 5.  OTHER INFORMATION

The Company leases 16,465 rentable square feet of real property at EmeryStation (the “Premises”) from EmeryStation Office II, LLC (the “Landlord”) under that certain Office Lease dated June 3, 2004 between the Company and the Landlord (the “Master Lease”), as amended on June 22, 2004, July 22, 2004, March 25, 2005, September 30, 2006, November 20, 2007, September 1, 2008, March 1, 2012 and April 10, 2013 (collectively, the “Amendments”). The Master Lease, as amended by the Amendments, was set to terminate on October 31, 2020. As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2016, on July 11, 2016, the Company entered into the Sublease Agreement, pursuant to which Zymergen, Inc. subleases the Premises from the Company, with such Sublease set to terminate on October 21, 2020.

On August 4, 2020, the parties entered into a Ninth Amendment to the Master Lease (the “Ninth Amendment”) with an effective date of July 31, 2020. Pursuant to the Ninth Amendment, the Landlord has the right to terminate the Master Lease early on August 31, 2020 by providing the Company written notice within 30 days of the Ninth Amendment.

On August 4, 2020, the parties entered into a Sublease Termination Agreement (the “Termination Agreement”) with an effective date of July 31, 2020. Pursuant to the Termination Agreement, contingent upon the Landlord exercising its early termination right pursuant to the Ninth Amendment, the Sublease Agreement will terminate as of August 31, 2020.

Subsequently, on August 4, 2020, the Landlord provided written notice to the Company pursuant to the Ninth Amendment that it is exercising its early termination right of the Master Lease. Therefore, both the Master Lease and the Sublease Agreement will terminate as of August 31, 2020.

The foregoing summary of the material terms of the Ninth Amendment and the Termination Agreement are qualified in their entirety by reference to the full text of the Ninth Amendment and the Termination Agreement, which are attached hereto as Exhibits 10.14 and 10.17, respectively, and incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.2	Form of 2019 Domestic Warrant issued in August 2019	8-K	001-33678	4.1	8/9/2019
4.3	Form of 2019 Foreign Warrant issued in August 2019	8-K	001-33678	4.2	8/9/2019
4.4	Form of Warrant in June 2019 offering	8-K	001-33678	4.2	6/19/2019
4.5	Form of Warrant pursuant to the International Distribution Agreement with Shenzhen Microprofit Biotech Co., Ltd., dated April 16, 2020	8-K	001-33678	4.1	4/20/2020
4.6	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.7	Form of New Warrant	8-K	001-33678	4.1	07/21/2020
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)					X
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017

10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.8+	Executive Employment Agreement (Employment Agreement of Andrew D. Jones)	8-K	001-33678	10.1	5/5/2020
10.9	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.10	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.11	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.12	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.13	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.14	Ninth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project					X
10.15	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.16	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.17	Sublease Termination Agreement by and between the Company and Zymergen, Inc.					X
10.18†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.19†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.20†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.21†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.22	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019
10.23	First Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated June 25, 2019	8-K	001-33678	10.1	6/26/2019
10.24	Second Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated May 14, 2020	8-K	001-33678	10.1	5/15/2020
10.25	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.26	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.27	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019

10.28	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.29*	International Distribution Agreement between the Company and Shenzhen Microprofit Biotech Co., Ltd., dated April 16, 2020	8-K	001-33678	10.1	4/20/2020
10.30*	Intermediary Distribution Agreement between the Company and Chongqing Pioneer Pharma Holdings Limited, dated April 16, 2020	8-K	001-33678	10.2	4/20/2020
10.31*	First Amendment to Intermediary Distribution Agreement between the Company and Chongqing Pioneer Pharma Holdings Limited, dated June 29, 2020					X
10.32	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated April 27, 2020	8-K	001-33678	1.1	4/27/2020
10.33	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between the Company and Wells Fargo Bank, N.A.	10-Q	001-33678	10.28	5/7/2020
10.34	Services Agreement between the Company and TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	10.1	5/18/2020
10.35	Securities Purchase Agreement between the Company and TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	10.2	5/18/2020
10.34	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.36	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.37	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: August 6, 2020	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
President and Chief Executive Officer (principal executive officer)

Date: August 6, 2020	/s/ Andrew Jones
Andrew Jones
Chief Financial Officer (principal financial officer)