Form 10-Q
period 2020-09-30
NovaBay Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 41,782,584 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,413	$6,937
Accounts receivable, net of allowance for doubtful accounts ($0 and $51 at September 30, 2020 and December 31, 2019, respectively)	1,119	1,066
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($194 and $247 at September 30, 2020 and December 31, 2019, respectively)	785	492
Prepaid expenses and other current assets	695	886
Total current assets	16,012	9,381
Operating lease right-of-use assets	518	1,252
Property and equipment, net	76	110
Other assets	476	477
TOTAL ASSETS	$17,082	$11,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$796	$331
Accrued liabilities	1,655	1,778
Operating lease liabilities	400	930
Note payable, related party	104	1,202
Convertible note	—	1,409
Other current liabilities	48	37
Total current liabilities	3,003	5,687
Operating lease liabilities-non-current	197	505
Warrant liability	—	4,055
Total liabilities	3,200	10,247

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 75,000 shares and 50,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 41,760 and 27,938 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	417	279
Additional paid-in capital	147,774	125,718
Accumulated deficit	(134,309)	(125,024)
Total stockholders' equity	13,882	973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,082	$11,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:
Product revenue, net	$2,167	$1,615	$8,038	$4,854
Other revenue, net	3	—	8	41
Total sales, net	2,170	1,615	8,046	4,895

Product cost of goods sold	536	401	3,157	1,145
Gross profit	1,634	1,214	4,889	3,750

Research and development	125	49	249	166
Sales and marketing	1,692	1,544	4,675	6,610
General and administrative	1,879	1,333	4,633	4,136
Total operating expenses	3,696	2,926	9,557	10,912
Operating loss	(2,062)	(1,712)	(4,668)	(7,162)

Non-cash (loss) gain on changes in fair value of warrant liability	(1,589)	1,480	(5,224)	936
Non-cash gain on changes in fair value of embedded derivative liability	1	669	3	423
Other income (expense), net	429	(719)	605	(1,166)

Loss before provision for income taxes	(3,221)	(282)	(9,284)	(6,969)
Provision for income taxes	—	—	(1)	(3)
Net loss and comprehensive loss	$(3,221)	$(282)	$(9,285)	$(6,972)

Net loss per share attributable to common stockholders (basic)	$(0.08)	$(0.01)	$(0.28)	$(0.36)
Net loss per share attributable to common stockholders (diluted)	$(0.08)	$(0.02)	$(0.28)	$(0.36)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic)	40,037	23,096	32,614	19,623
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (diluted)	40,067	23,213	32,642	19,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019

Operating activities:
Net loss	$(9,285)	$(6,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	50
Impairment of operating lease right-of-use assets	—	125
Gain on early termination of lease	(54)	—
(Gain) loss on disposal of property and equipment	(1)	32
Stock-based compensation expense for options and stock issued to employees and directors	279	270
Stock-based compensation expense for options and stock issued to non-employees	27	28
Stock option modification expense	53	45
Issuance of RSUs to employees	2	8
Issuance of RSUs related to employee separation agreement	—	220
Issuance of RSUs to non-employees for services	220	—
Issuance of warrants for service	—	59
Non-cash loss (gain) on changes in fair value of warrant liability	5,224	(936)
Non-cash gain on changes in fair value of embedded derivative liability	(3)	(423)
Interest expense related to amortization of debt issuance and debt discount	141	498
Interest expense related to amortization of debt issuance related to related party note payable	2	16
Changes in operating assets and liabilities:
Accounts receivable	(226)	1,880
Inventory	(293)	(558)
Prepaid expenses and other current assets	191	573
Operating lease right-of-use assets	734	679
Other assets - long term	1	10
Accounts payable and accrued liabilities	355	(1,551)
Operating lease liabilities	(784)	(788)
Related party note payable	73	159
Other current liabilities	28	(41)
Long-term obligations	—	117
Net cash used in operating activities	(3,276)	(6,500)

Investing activities:
Purchases of property and equipment	(5)	(19)
Net cash used in investing activities	(5)	(19)

Financing activities:
Proceeds from preferred stock issuance, net	—	2,598
Proceeds from common stock issuances, net	5,220	6,700
Proceeds from issuance of note payable, related party	—	1,000
Proceeds from exercise of options, net	6	189
Proceeds from stock options & RSUs sold to cover taxes	—	4
Proceeds from exercise of warrants, net	7,094	67
Proceeds from convertible note, net of discount	—	2,000
Payment on the convertible note	(1,563)	—
Payment on the note payable, related party	(1,000)	—
Debt issuance cost	—	(202)
Net cash provided by financing activities	9,757	12,356
Net increase in cash, cash equivalents, and restricted cash	6,476	5,837
Cash, cash equivalents and restricted cash, beginning of period	7,412	3,658
Cash, cash equivalents and restricted cash, end of period	$13,888	$9,495

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$61	$—
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$9,293	$553
Non-cash payment of related party loan accrued interest by offsetting related party accounts receivables - see Note 9	$173	$—
Cumulative effect of adoption of ASU 2017-11	$—	$56
Addition of operating lease, right-of-use asset	$—	$2,473
Fixed asset purchases, included in accounts payable and accrued liabilities	$—	$10
Fair value of warrants issued in connection with financings	$—	$5,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional		Total
2020	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at December 31, 2019	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	(1,582)	(1,582)
Issuance of common stock in connection with exercise of warrants	299	3	198	—	201
Vesting of employee restricted stock awards	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	45	—	45
Stock-based compensation expense related to non-employee stock options	—	—	12	—	12
Balance at March 31, 2020	28,239	$282	$125,975	$(126,606)	$(349)
Net loss	—	—	—	(4,482)	(4,482)
Issuance of common stock, net of offering costs	5,838	58	5,162	—	5,220
Issuance of common stock in connection with exercise of warrants	571	6	462	—	468
Stock-based compensation expense related to employee and director stock options	—	—	92	—	92
Stock-based compensation expense related to non-employee stock options	—	—	(2)	—	(2)
Stock option modification	—	—	36	—	36
Balance at June 30, 2020	34,648	$346	$131,725	$(131,088)	983
Net loss	—	—	—	(3,221)	(3,221)
Reclassification of warrant liability to equity – see Note 11	—	—	9,293	—	9,293
Issuance of common stock in connection with exercise of warrants, net	6,899	69	6,356	—	6,425
Issuance of RSUs to non-employees for services	193	2	218	—	220
Issuance of stock for option exercises	20	—	6	—	6
Stock-based compensation expense related to employee and director stock options	—	—	142	—	142
Stock-based compensation expense related to non-employee stock options	—	—	17	—	17
Stock option modification	—	—	17	—	17
Balance at September 30, 2020	41,760	$417	$147,774	$(134,309)	$13,882

					Additional		Total
	Preferred Stock		Common Stock		Paid-	Accumulated	Stockholders'
2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2018	—	$—	17,089	$171	$119,764	$(114,981)	$4,954
Net loss	—	—	—	—	—	(4,189)	(4,189)
Reclassification of warrant liability to equity – see Note 2	—	—	—	—	412	(356)	56
Vesting of employee restricted stock awards	—	—	6	—	10	—	10
Stock-based compensation expense related to employee and director stock options	—	—	—	—	107	—	107
Stock-based compensation expense related to non-employee stock options	—	—	—	—	7	—	7
Debt discount associated with convertible note – beneficial conversion feature	—	—	—	—	184	—	184
Balance at March 31, 2019	—	$—	17,095	$171	$120,484	$(119,526)	$1,129
Net loss	—	—	—	—	—	(2,501)	(2,501)
Down round feature adjustment related to warrants	—	—	—	—	29	(29)	—
Issuance of common stock in connection with offering, net of offering costs	—	—	3,269	33	2,434	—	2,467
Issuance of common stock in connection with exercise of warrants	—	—	286	3	443	—	446
Issuance of common stock for option exercises	—	—	83	—	189	—	189
Stock-based compensation expense related to employee and director stock options	—	—	—	—	95	—	95
Stock-based compensation expense related to non-employee stock options	—	—	—	—	7	—	7
Stock option modification	—	—	—	—	21	—	21
Debt discount associated with convertible note – beneficial conversion feature	—	—	—	—	(184)	—	(184)
Balance at June 30, 2019	—	$—	20,733	$207	$123,518	$(122,056)	$1,669
Net loss	—	—	—	—	—	(282)	(282)
Issuance of Series A Preferred Stock and common stock warrants, net of offering costs	2,700	584	—	—	—	—	—
Issuance of common stock in connection with offering, net of offering costs	—	—	4,198	42	994	—	1,036
Issuance of common stock in connection with exercise of warrants	—	—	103	1	173	—	174
Issuance of RSUs related to employee separation agreement	—	—	168	2	218	—	220
Stock-based compensation expense related to employee and director stock options	—	—	—	—	68	—	68
Stock-based compensation expense related to non-employee stock options	—	—	—	—	14	—	14
Stock option modification	—	—	—	—	24	—	24
Balance at September 30, 2019	2,700	$584	25,202	$252	$125,009	$(122,338)	$2,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) is a medical device company predominantly focused on eye care. Our main product is Avenova®, an FDA cleared product sold in the United States that has proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from skin around the eye, including the eyelid. Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid and is available direct to consumers through on-line distribution channels and is also often prescribed and dispensed by eyecare professionals for blepharitis and dry-eye disease. During the second quarter of 2020, our primary source of revenue was from third-party manufactured disposable KN95 facial coverings (“KN95 Masks”) which we offered in response to the consumer demand created by the COVID-19 pandemic. Sales of our KN95 Masks continued in the third quarter of 2020 but were not our primary source of revenue during that quarter. We do not anticipate that KN95 Masks will provide a significant future source of revenue.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as a single segment focused on commercializing Avenova in the United States.

Liquidity

Based primarily on the funds available at September 30, 2020, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through November 12, 2021. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, income taxes, and other contingencies. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosure made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash and cash equivalents reported in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported in the statement of cash flows:

	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$13,413	$6,937
Restricted cash included in other assets	475	475
Total cash, cash equivalents, and restricted cash in the statements of cash flows	$13,888	$7,412

The restricted cash amount included in other assets on the condensed consolidated balance sheets represents amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits of cash, cash equivalents and restricted cash with a highly-rated, major financial institution in the United States.

Deposits in this bank may exceed the amount of federal insurance provided on such deposits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institution in which the deposits are held.

During the three and nine months ended September 30, 2020, revenues were derived primarily from sales of Avenova. Avenova is sold directly to consumers through Amazon.com and Avenova.com. Avenova is also sold with a prescription through local pharmacies via three major distribution partners, at eye care specialist offices and through a limited number of partner pharmacies. During the nine months ended September 30, 2020, primarily during the second quarter, the Company also generated revenue from the sale of KN95 Masks through the Company’s webstore and offline bulk orders. The Company does not expect KN95 Masks to provide a significant future source of revenue.

During the three and nine months ended September 30, 2020 and 2019, revenues from each product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Avenova	$1,835	$1,615	$4,509	$4,645
KN95 Masks	69	—	3,081	—
Other products	263	—	448	209
Total product revenue, net	2,167	1,615	8,038	4,854
Other revenue, net	3	—	8	41
Total sales, net	$2,170	$1,615	$8,046	$4,895

During the three and nine months ended September 30, 2020 and 2019, Avenova revenues from our major distribution partners greater than 10% were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Major distribution partner	2020		2019	2020		2019
Avenova Direct via Amazon	40%		21%	26%		* %
Avenova distributor A	*	%	15%	*	%	17%
Avenova distributor B	*	%	13%	*	%	17%
Avenova distributor C	*	%	19%	*	%	16%

*Not greater than 10%

As of September 30, 2020 and December 31, 2019, accounts receivable from our customers and distribution partners greater than 10% were as follows:

	September 30,	December 31,
Major distribution partner or customer	2020	2019
Customer A from sales of KN95 Masks	21%	—%
Avenova distributor A	17%	28%
Avenova Direct via Amazon	14%	20%
Avenova distributor B	14%	19%
Avenova distributor C	12%	13%

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, related party note payable, and warrants liabilities. The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and related party note payable is carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

A liability for warrants that are expected to be issued upon the achievement of future milestones by TLF Bio Innovation (See Note 8, “Commitments and Contingencies”) is carried at fair value and included in accrued liabilities in the Company’s condensed consolidated balance sheet.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. Management did not record any reserves for accounts receivable at September 30, 2020. At December 31, 2019, management reserved $51 thousand based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At September 30, 2020 and December 31, 2019, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $194 thousand and $247 thousand, respectively.

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

The costs of normal maintenance, repairs, and minor replacements are expensed as incurred.

Impairment of Long-Lived Assets and Operating Lease Right-of-Use Assets

The Company accounts for long-lived assets and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets is present. Management periodically evaluates the carrying value of long-lived assets and right-of-use assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations and comprehensive loss. During the first quarter of 2019, in connection with the restructuring of its U.S. sales force, the Company reviewed its fleet leases for impairment and recorded an impairment charge of $125 thousand. There was no such impairment charge during the three and nine months ended September 30, 2020.

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

The Company has elected to combine lease and non-lease components as a single component for all leases in which it is a lessee or a lessor. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, as of the effective date, the Company no longer recognizes deferred rent on the condensed consolidated balance sheet.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported.

Revenue Recognition

Revenue generated through the Company’s webstore for Avenova and KN95 Masks is recognized upon receipt by the customer through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs are incurred and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com for Avenova and other products is recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our product are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company does not have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the distributor. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s condensed consolidated statements of stockholders’ equity (deficit) based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liability

The Company accounts for common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

The Company accounts for common stock purchase warrants issued in connection with share-based compensation agreements in accordance with the provisions of ASC 718, Stock Compensation, which encompasses the provisions of ASC 480, Distinguishing Liabilities from Equity.

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Additionally, for common stock purchase warrants accounted for in accordance with ASC 718, Stock Compensation, the Company classifies as liabilities any contracts where it believes the warrants are deemed to be probable of issuance.

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option pricing model, the Binomial Lattice (“Lattice”) valuation model, or the Monte Carlo simulation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

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

During the three months ended September 30, 2020, both basic and diluted EPS was a net loss of $0.08 per share. The gain on changes in fair value of the October 2015 warrant liability had a nominal impact on the diluted EPS. During the three months ended September 30, 2019, the basic EPS was a net loss of $0.01 per share, and the diluted EPS was a net loss of $0.02 per share, due to the gain on changes in fair value of warrant liability. During the nine months ended September 30, 2020 and 2019, both basic and diluted EPS was a net loss of $0.28 and $0.36, per share, respectively. The gain on changes in fair value of the October 2015 warrant liability had a nominal impact on the diluted EPS.

The following table sets forth the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except par value amounts)	2020	2019	2020	2019
Numerator
Net loss	$(3,221)	$(282)	$(9,285)	$(6,972)
Less retained earning reduction related to down round feature triggered	—	—	—	(29)
Net loss, basic	$(3,221)	$(282)	$(9,285)	$(7,001)
Less gain on changes in fair value of warrant liability	(19)	(75)	(14)	—
Net loss, diluted	$(3,240)	$(357)	$(9,299)	$(7,001)

Denominator
Weighted average shares outstanding, basic	40,037	23,096	32,614	19,623
Net loss per share, basic	$(0.08)	$(0.01)	$(0.28)	$(0.36)

Weighted average shares outstanding, basic	40,037	23,096	32,614	19,623
Effect of dilutive warrants	30	117	28	—
Weighted average shares outstanding, diluted	40,067	23,213	32,642	19,623
Net loss per share, diluted	$(0.08)	$(0.02)	$(0.28)	$(0.36)

The following outstanding stock options and stock warrants were excluded from the diluted net loss per share computation, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Period end stock options to purchase common stock	3,328	2,240	3,328	2,240
Period end common stock warrants	7,067	8,438	7,067	8,588
Period end Series A Preferred Stock	—	2,700	—	2,700
	10,395	13,378	10,395	13,528

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and certificates of deposit.

The Company’s warrant liability for outstanding warrants is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions using the Black-Scholes valuation method or the Lattice valuation model as appropriate. As of September 30, 2020, the Company’s warrant liability consisted of 38,000 October 2015 Warrants (see Note 11, “Warrant Liability”). The 2019 Domestic Warrants and 2019 Foreign Warrants (see Note 11, “Warrant Liability”) were amended and exercised in July 2020 (see Note 12, “Stockholders’ Equity (Deficit)”), resulting in a decrease of $9.1 million in warrant liability. The 2019 Ladenburg Warrants were also amended in July 2020 (see Note 12, “Stockholders’ Equity (Deficit)”), resulting in a decrease of $197 thousand in warrant liability.

A liability for warrants that are expected to be issued upon the achievement of future milestones by TLF Bio Innovation (See Note 8, “Commitments and Contingencies”) is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability. The Company determined the fair value of the liability using the Monte Carlo simulation model. The liability is included in accrued liabilities in the Company’s condensed consolidated balance sheet.

The embedded derivative liability related to the Convertible Note (as defined below) was fully settled in September 2020. See Note 10, “Convertible Note” for further discussion of the settlement of the Convertible Note and embedded derivative liability during the quarter ended September 30, 2020.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
(in thousands)	September 30,	Active Markets	Other	Unobservable
	2020	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$20	$—	$—	$20
TLF Bio Innovation consulting service liability related to potential warrant issuance	109	—	—	109
Total liabilities	$129	$—	$—	$129

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using
(in thousands)	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$4,089	$—	$—	$4,089
Embedded derivative liability	3	—	—	3
Total liabilities	$4,092	$—	$—	$4,092

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2020:

(in thousands)	Level 3
liabilities
Fair value of warrant liability and embedded derivative liability at December 31, 2019	$4,092
Decrease in fair value of warrant liability	(122)
Decrease in fair value of embedded derivative liability at March 31, 2020	(2)
Decrease in fair value related to warrants expired	(15)
Fair value of warrant liability and embedded derivative liability at March 31, 2020	$3,953
Increase in fair value of warrant liability	3,772
Fair value of warrant liability and embedded derivative liability at June 30, 2020	$7,725
Increase in fair value of warrant liability	1,589
Fair value of 2019 Preferred Warrant and 2019 Common Warrant liability transferred to equity upon exercise	(9,096)
Fair value of 2019 Ladenburg Warrant liability transferred to equity upon warrant modification	(197)
Elimination of embedded derivative liability upon settlement of convertible note	(1)
TLF Bio Innovation consulting service liability related to potential warrant issuance	109
Fair value of warrant liability and TLF Bio Innovation consulting service liability at September 30, 2020	$129

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30,	December 31,
	2020	2019
Prepaid insurance	$314	$94
Prepaid inventory	84	—
Prepaid patents	78	85
Prepaid security deposit for lease	65	65
Prepaid sales rebates	63	401
Prepaid dues and subscription	14	82
Retainer	—	46
Other	77	113
Total prepaid expenses and other current assets	$695	$886

NOTE 5. INVENTORY

Inventory consisted of the following:

(in thousands)	September 30,	December 31,
	2020	2019
Raw materials and supplies	$172	$185
Finished goods	807	554
Less: Reserve for excess and obsolete inventory	(194)	(247)
Total inventory, net	$785	$492

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	September 30,	December 31,
	2020	2019
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	347	349
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	668	670
Less: accumulated depreciation and amortization	(592)	(560)
Total property and equipment, net	$76	$110

Depreciation and amortization expense was $12 thousand and $17 thousand for the three months ended September 30, 2020 and 2019, respectively, and $40 thousand and $50 thousand for the nine months ended September 30, 2020 and 2019, respectively.

There was no impairment charge during the three months ended September 30, 2020. During the three months ended September 30, 2020, the Company disposed of damaged, unusable and fully depreciated property and equipment. As a result, the Company recognized an immaterial loss on the disposal of these assets. During the three and nine months ended September 30, 2019, the Company recorded an impairment charge of $32 thousand related to previously capitalized software.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30,	December 31,
	2020	2019
Settlement liability related to John McGovern case – see Note 8	$502	$—
Avenova contract liabilities	380	822
Employee payroll and benefits	246	463
Sublease security deposit	198	198
TLF Bio Innovation consulting service liability related to potential warrant issuance	109	—
Related party consulting service	—	33
Consulting service	43	109
Other	177	153
Total accrued liabilities	$1,655	$1,778

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2020.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2020.

Legal Matters

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business.

On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration in connection with his separation from service with the Company. On September 29, 2020, Mr. McGovern was granted severance in the amount of $370 thousand in an interim arbitration award; the arbitration is ongoing as relates to additional damages. As of September 30, 2020, the Company has accrued a liability of $502 thousand related to the matter.

As of September 30, 2020, there are no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term is through February 28, 2022. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. The Company intends to exercise the renewal option for this lease.

The Company also had a lease commitment for laboratory facilities and office space at EmeryStation North in Emeryville, California (“EmeryStation”) under an operating lease. In July 2016, the Company subleased the EmeryStation space (the “Sublease Agreement”). The Sublease Agreement commenced September 8, 2016. The EmeryStation lease and Sublease Agreement were terminated as of August 31, 2020 pursuant to a sublease termination agreement executed on July 31, 2020. In conjunction with the termination, the Company recognized a gain of $54 thousand which is recorded within the operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ending September 30, 2020.

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

Total operating lease costs and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2020 were as follows (in thousands):

Lease Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$212	$273	$726	$861
Sublease income	(105)	(158)	(421)	(474)
Net lease cost	$107	$115	$305	$387

Other information
Operational cash flow used for operating leases	$236	$322	$816	$970

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	September 30,
	2020	2019
Weighted-average remaining lease term (in years)	1.5	1.8
Weighted-average discount rate	12%	12%

Future lease payments under non-cancelable leases as of September 30, 2020 were as follows (in thousands):

Remaining in 2020	$111
2021	454
2022	88
Thereafter	—
Total future minimum lease payments	653
Less imputed interest	(56)
Total	$597

Reported as:
Operating lease liabilities	$400
Operating lease liabilities- non-current	197
Total	$597

Contracts

On May 13, 2020, the Company entered into an agreement with TLF Bio Innovation Lab LLC (“TLF Bio Innovation”), a related party, to manage the relaunch of the Company’s CelleRx product (the “TLF Agreement”) which was further amended on September 4, 2020. Under the agreement, the Company pays TLF Bio Innovation a monthly cash fee. Additionally, upon the successful completion of certain milestones, TLF Bio Innovation is eligible to receive warrants exercisable for up to 2 million shares of the Company’s common stock with an exercise price equal to the average closing price of the Company’s common stock for the last calendar month immediately prior to the date on which an individual milestone was achieved. As of September 30, 2020, the achievement of the first milestone was deemed probable. As a result, during the three months ended September 30, 2020, the Company recorded a $109 thousand consulting expense and related liability for the expected warrant issuance. The expense was included in sales and marketing expenses within operating expenses in the condensed consolidated statements of operations and comprehensive loss. The expense was based on the fair value of the warrants calculated using the Black-Scholes valuation model and  management’s estimates of the probable dates of issuance of the warrants,  the number of warrants probable of being issued, as well as the estimated exercise price calculated using the Monte Carlo valuation model as of September 30, 2020. The key assumptions used in the Monte Carlo valuation model to calculate the estimated exercise price were as follows:

Assumption	As of September 30, 2020
Stock price	$0.73
Expected equity volatility	89%
Risk-free interest rate	0.09%
Expected term (in days)	71

The key assumptions used in the Black-Scholes valuation model to value the TLF Bio Innovation consulting service liability related to potential warrant issuance as of September 30, 2020 were as follows:

Assumption	As of September 30, 2020
Expected equity volatility	136%
Risk-free interest rate	0.28%
Expected term (in years)	5.00
Weighted-average fair value of warrants	$0.64

On April 16, 2020, the Company entered into an international distribution agreement with Shenzhen Microprofit Biotech Co., LTD, (“Microprofit”) (the “Microprofit Agreement”). The Microprofit Agreement grants the Company exclusive rights to distribute Microprofit’s SARS-CoV-2 IgG and IgM Antibody Combined Test Kit (“Test Kits”) in the United States through December 31, 2021. In accordance with the Microprofit Agreement, the Company is assisting Microprofit to apply for approval of the Test Kits by the U.S. Food & Drug Administration (“FDA”). Under the terms of the Microprofit Agreement, if such approvals are granted, the Company will issue warrants to certain Microprofit officers exercisable for an aggregate number of shares of the Company’s common stock equivalent to 12% of the Company’s outstanding common stock on the date of approval. As of September 30, 2020, the Company has determined that the issuance of warrants under this agreement is not probable.

In connection with the Microprofit Agreement, on April 16, 2020, the Company entered into an intermediary distribution agreement with Chongqing Pioneer Pharma Holdings Limited (“Chongqing Pioneer”), a related party, which was subsequently amended on June 29, 2020. The amended agreement provides that the Company will purchase all Test Kits from Pioneer as an intermediary.

NOTE 9. RELATED PARTY NOTE PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Pharma”), which was amended on June 25, 2019 and May 14, 2020 (the “Promissory Note”). The Promissory Note provided for an interest payment of $150 thousand which was initially amended to a payment of $300 thousand and subsequently to the delivery of 65,178 units of NeutroPhase (40ml) to Pioneer Pharma, inclusive of 40,644 units previously delivered in the first quarter of 2020. The second amendment to the Promissory Note also provided the Company with the right to repay the note at any time. On May 14, 2020, the Company repaid the $1.0 million principal balance of the Promissory Note using proceeds raised through the ATM program (see Note 12, “Stockholders’ Equity (Deficit)”). As of September 30, 2020, the remaining interest payable was $104 thousand, which was settled through the delivery of 24,534 units of NeutroPhase subsequent to September 30, 2020 in October 2020. Upon full repayment of principal and interest during the fourth quarter of 2020, the Company was released from the Promissory Note with Pioneer Pharma.

In connection with the Promissory Note, the Company paid China Kington a 2% fee for brokering the transaction and entered into a consulting agreement with China Kington for a term of one year, which expired on March 1, 2020. Bob Wu, acting in a dual role as a member of the Company’s Board of Directors and as principal of China Kington, was paid $100 thousand pursuant to such consulting agreement. Upon the expiration of the original consulting agreement, the parties entered into a consulting agreement, in which no cash compensation will be paid. Debt issuance costs associated with the issuance of the Promissory Note of $20 thousand was recognized and recorded as an offset to the related party note payable in the condensed consolidated balance sheet.

The interest expense recognized, including amortization of the issuance costs, was $0 and $75 thousand during the three and nine months ended September 30, 2020, respectively. The interest expense recognized, including amortization of the issuance costs, was $45 thousand and $175 thousand during the three and nine months ended September 30, 2019, respectively.

NOTE 10. CONVERTIBLE NOTE

On March 26, 2019 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Iliad Securities Purchase Agreement) with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of the Closing Date. The Convertible Note had an original principal amount of $2.2 million and an interest rate of 10% per annum. The Company received net proceeds of $2.0 million after deducting an original issue discount of $200 thousand and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized an additional $182 thousand of debt issuance costs associated with the issuance of the Convertible Note. The Convertible Note was repaid in full prior to September 30, 2020. Upon full repayment, the Company was released from the Iliad Securities Purchase Agreement with Lender.

The Convertible Note provided the Lender with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into unregistered shares of the Company’s common stock at a conversion price of $1.65 per share. Beginning on September 26, 2019, the Convertible Note also provided the Lender with the right to redeem all or any portion of the Convertible Note (“Redemption Amount”) up to $200 thousand per calendar month. The payments of each Redemption Amount could be made, at the option of the Company, in cash, by converting such Redemption Amount into unregistered shares of Common Stock (“Redemption Conversion Shares”), or a combination thereof. The number of Redemption Conversion Shares equaled the portion of the applicable Redemption Amount being converted divided by the lesser of $1.65 or the Market Price. The Market Price was defined as 85% of the lowest closing bid price during the 20 trading days immediately preceding the applicable measurement date. In addition, the Company could redeem the Convertible Note at its option at any time at a redemption price equal to 115% of the aggregate outstanding balance of principal and interest.

The Convertible Note contained events of default upon the occurrence and during the continuance of which all obligations could be declared immediately due and payable. Under certain events of default, the outstanding balance of principal and interest could be automatically due and payable in cash. Upon other events of default, the Lender, at its option, could elect to increase the outstanding balance by up to 15%, depending on the magnitude of the default, without accelerating the outstanding balance.

The Company’s prepayment terms represented an embedded call option, the Lender’s share redemption terms represent an embedded put option and certain events of default represent embedded derivatives, each of which required bifurcation. A single derivative comprising all bifurcated features was measured at fair value using a Monte Carlo simulation model. The fair value of the embedded derivative at issuance of the Convertible Note on March 26, 2019 was $0.4 million. The key assumptions used to value the combined embedded derivative upon issuance on March 26, 2019 were as follows:

As of
Assumption	March 26, 2019
Stock price (latest bid price)	$1.28
Equity volatility	93.8%
Risk-free interest rate	2.34%
Remaining term (in years)	1.5

The key assumptions used to value the combined embedded derivative as of December 31, 2019 were as follows:

Assumption	As of December 31, 2019
Stock price	$0.65
Equity volatility	192.6%
Risk-free interest rate	1.60%
Remaining term (in years)	0.74

A $627 thousand discount, including the original issue discount, and $197 thousand of debt issuance costs, including the Company’s issuance costs and payment for the Lender’s transaction fees, were recorded at issuance and classified as an offset to the Convertible Note on the condensed consolidated balance sheet. The discount and debt issuance costs were amortized to interest expense using the effective interest rate method over the term of the Convertible Note. During the three and nine months ended September 30, 2020, the effective interest rate on the Convertible Note was 22% and 20%, respectively. Interest expense recognized, including amortization of the issuance costs and debt discount, was $16 thousand and $215 thousand during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the effective interest rate on the Convertible Note was 52% and 53%, respectively. Interest expense recognized, including amortization of the issuance costs and debt discount, was $293 thousand and $615 thousand during the three and nine months ended September 30, 2019, respectively.

During the three and nine months ended September 30, 2020, the Company repaid a total of $0.4 million and $1.6 million in cash,  which was applied against the outstanding principal balance of the convertible note, respectively.

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

On March 6, 2020, 35,107 July 2011 Warrants and 7,419 March 2015 Warrants expired without being exercised. As of September 30, 2020, there were no July 2011 Warrants or March 2015 Warrants outstanding.

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

The key assumptions used to value the October 2015 Warrants as of September 30, 2020 and December 31, 2019 were as follows:

	As of
	September 30,	December 31,
Assumption	2020	2019
Expected price volatility	108%	184%
Expected term (in years)	0.08	0.83
Risk-free interest rate	0.08%	1.59%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.52	$0.49

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

As further described in Note 12, “Stockholders’ Equity (Deficit)”, in the third quarter of 2019, the Company issued the 2019 Domestic Warrants, the 2019 Foreign Warrants and the 2019 Ladenburg Warrants. Beginning on July 20, 2020, the Company and the holders of the 2019 Domestic Warrants and the 2019 Foreign Warrants entered into Exercise Agreements (as defined below) which resulted in a reduction of the exercise prices underlying the warrants as well as the cash exercise of these warrants at the reduced exercise price. The Company also entered into Reprice Agreement (as defined below) with Ladenburg and amend the 2019 Ladenburg Warrants to reduce the exercise price to $0.99 per share. Each of the 2019 Domestic Warrants, the 2019 Foreign Warrants and the 2019 Ladenburg Warrants were classified as liabilities prior to the Exercise Agreements. The fair value of these liabilities was determined using the Black-Scholes option pricing model with the changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

The fair value of the 2019 Domestic Warrants at issuance on August 13, 2019 was determined to be $3.1 million in accordance with the following key assumptions:

As of
August 13,
Assumption	2019
Expected price volatility	149%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Domestic Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	154%
Expected term (in years)	5.13
Risk-free interest rate	1.70%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.57

The fair value of the 2019 Domestic Warrants was determined to be $4.9 million and was subsequently transferred to equity in the Company’s condensed consolidated balance sheets as of the date of exercise on July 21, 2020 in accordance with the following key assumptions:

As of
July 21,
Assumption	2020
Expected price volatility	178%
Expected term (in years)	4.57
Risk-free interest rate	0.25%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.18

The fair value of the 2019 Foreign Warrants at issuance on August 13, 2019 was determined to be $2.0 million in accordance with the following key assumptions:

As of
August 13,
Assumption	2019
Expected price volatility	149%
Expected term (in years)	5.50
Risk-free interest rate	1.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.75

The key assumptions used to value the 2019 Foreign Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	154%
Expected term (in years)	5.13
Risk-free interest rate	1.70%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.57

The fair value of the 2019 Foreign Warrants was determined to be $4.2 million and was subsequently transferred to equity in the Company’s condensed consolidated balance sheets as of the date of exercise on July 21, 2020 in accordance with the following key assumptions:

As of
July 21,
Assumption	2020
Expected price volatility	178%
Expected term (in years)	4.57
Risk-free interest rate	0.27%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.54

The fair value of the 2019 Ladenburg Warrants at issuance on August 13, 2019 was determined to be $124 thousand using the following key assumptions:

As of
August 13,
Assumption	2019
Expected price volatility	155%
Expected term (in years)	5.00
Risk-free interest rate	1.57%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.74

The key assumptions used to value the 2019 Ladenburg Warrants as of December 31, 2019 were as follows:

As of
December 31,
Assumption	2019
Expected price volatility	160%
Expected term (in years)	4.61
Risk-free interest rate	1.69%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.57

As further discussed below in Note 12, “Stockholders’ Equity (Deficit)”, in connection with the Reprice Agreement, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur was renegotiated to only apply in situations within the Company’s control. Pursuant to this change, the 2019 Ladenburg Warrants were no longer classified as liabilities.

The fair value of the 2019 Ladenburg Warrants was determined to be $0.2 million and was subsequently transferred to equity in the Company’s condensed consolidated balance sheets upon amendment on July 21, 2020 in accordance with the following key assumptions:

As of
July 21,
Assumption	2020
Expected price volatility	186%
Expected term (in years)	4.05
Risk-free interest rate	0.22%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.17

 The 2019 Ladenburg Warrants will no longer be adjusted to fair value in future periods.

As of September 30, 2020, the total number of warrants that are classified as liability was 38,000 October 2015 Warrants, with a warrant liability of $20 thousand. The warrant liability is included in other current liabilities in the condensed consolidated balance sheets.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Under the Company’s amended articles of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock and with such rights and preferences as may be approved by the Board of Directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

On August 8, 2019, the Company entered into a securities purchase agreement for the sale of (i) 2,700,000 shares of the Series A Preferred Stock that automatically converted into 2,700,000 shares of common stock, at a ratio of 1:1, upon the approval of the Company’s stockholders, which occurred on October 9, 2019, and (ii) 2,700,000 common stock purchase warrants exercisable for 2,700,000 shares of common stock (the “2019 Foreign Warrants).

As the conversion trigger was dependent upon stockholder approval which is considered to be outside the control of the Company, the Series A Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s interim balance sheet as of September 30, 2019. Upon conversion of the Series A Preferred Stock into shares of the Company’s common stock in October 2019, it was reclassified to equity in the Company’s consolidated balance sheet.

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

Common Stock

On May 27, 2020, after receiving stockholder approval at the Company’s 2020 Annual Meeting of Stockholders, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

On March 29, 2019, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP, a Delaware limited partnership (“Triton”), pursuant to which the Company had the right to sell up to $3.0 million of shares of common stock of the Company at a purchase price equal to 90% of the lowest trading price of the common stock of the Company for the five business days prior to the applicable closing date. The Company also entered into a Registration Rights Agreement on March 29, 2019 with Triton, pursuant to which the Company registered such shares for resale by Triton on a registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 and declared effective on April 12, 2019. In connection with the transaction with Triton Funds LP, the Company entered into a Letter Agreement with Triton Funds LLC, an affiliate of Triton, pursuant to which the Company issued 150,000 shares of common stock to Triton Funds LLC. During the second quarter of 2019, the Company issued to Triton Funds LP an aggregate of 1,747,312 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $360 thousand. The Company also incurred and paid other offering costs of $122 thousand. On September 5, 2019, the Company received an additional $288 thousand in connection with the financing (no additional shares were issued for such payment) and recorded the amount in additional paid-in capital from issuance of common stock. The Common Stock Purchase Agreement with Triton Funds LP expired as of December 31, 2019 and the remaining registered but unsold shares were deregistered on February 1, 2020.

On June 26, 2019, the Company entered into a private placement to sell 1,371,427 shares of Company common stock and warrants (the “June 2019 Warrants”) to purchase an additional 1,371,427 shares of Company common stock for an aggregate subscription price of $2.4 million to three accredited investors including Messrs. Xiao Rui Liu, Hai Dong Pang and Ping Huang, each of whom subscribed for $1.0 million, $0.4 million and $1.0 million, respectively. China Kington served as placement agent in exchange for a commission equal to six percent (6%) of the gross proceeds, totaling $144 thousand. The Company also incurred and paid other offering costs of $27 thousand.

On August 8, 2019, the Company entered into a purchase agreement for the sale and issuance of 4,198,566 shares of common stock at an offering price of $1.00 per share. In connection with such purchase agreement, the Company issued 4,198,566 warrants (the “2019 Domestic Warrants) to purchase 4,198,566 shares of Company common stock with an exercise price of $1.15. Ladenburg Thalmann & Co. Inc. (“Placement Agent”) served as placement agent for the transaction in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $252 thousand, and the issuance of the 2019 Ladenburg Warrants to purchase up to 167,942 shares of the Company’s common stock with an exercise price of $1.25 per share. In addition, the Company reimbursed the Placement Agent $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $312 thousand.

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

In July 2020, the holders of all the 2019 Domestic Warrants and the 2019 Foreign Warrants exercised their warrants at a reduced price of $0.99 per share, for which the Company received aggregate gross proceeds of approximately $6.8 million. The Company incurred and paid other offering costs of $0.2 million. The Company also incurred and paid a $0.2 million fee to China Kington for brokering the transaction, which equaled six percent (6%) of the gross proceeds from the 2019 Foreign Warrants. Please see the following subsection, “Stock Warrants,” for further details regarding the reprice of the 2019 Domestic Warrants and 2019 Foreign Warrants, the reprice of the Ladenburg Warrants, as well as issuance of 6,898,566 New Warrants (as defined below) in July 2020.

On April 27, 2020, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) which established an at-the-market equity program (the “ATM Program”) pursuant to which we may offer and sell shares of our common stock, par value $0.01 per share, from time to time as set forth in the ATM Agreement. The ATM Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to the amount available pursuant to General Instruction I.B.6. of Form S-3, which was most recently up to 4,105,492. For additional information regarding the Agreement and the ATM Program, see the Company’s Current Reports on Form 8-K filed with the SEC on April 27, 2020 and June 15, 2020, respectively. During the three months ended June 30, 2020, 5,836,792 shares of common stock were issued under the ATM Program for total proceeds of $5.6 million, net of offering costs of $0.4 million.

On May 13, 2020, TLF Bio Innovation, a related party, purchased 1,000 shares of the Company’s common stock for total proceeds of $1 thousand in conjunction with the services agreement described in Note 8, “Commitments and Contingencies”.

Stock Warrants

In February 2016, the exercise prices of the July 2011, March 2015, and October 2015 Warrants were reduced to $1.81 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Mr. Jian Ping Fu at that price. In May 2019, the strike price of the July 2011, March 2015, and October 2015 Warrants was further reduced to $0.2061 per share, pursuant to the price protection provisions in such warrants, because the Company sold common stock to Triton Funds LP at that price. The March 2015 Warrants were reclassified from warrant liabilities to equity upon adoption of ASU 2017-11. In March 2020, all remaining outstanding and unexercised July 2011 and March 2015 Warrants expired.

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

In August 2019, the Company issued 4,198,566 warrants to purchase 4,198,566 shares of Company common stock in connection with a registered direct offering of common stock. Such warrants were exercisable six months after date of issuance, with an exercise price of $1.15 per share. The Company issued 167,942 warrants to purchase 167,942 shares of Company common stock to the Placement Agent in connection with such offering. Such warrants were exercisable immediately upon issuance and will expire on August 8, 2024, with an exercise price of $1.25 per share. In August 2019, the Company also issued 2,700,000 warrants to purchase 2,700,000 shares of Company common stock in connection with its private placement of Series A Preferred Stock. Such warrants were exercisable upon stockholders’ approval, with an exercise price of $1.15 per share.

Beginning on July 20, 2020, the Company and all holders of the 2019 Domestic Warrants and 2019 Foreign Warrants (collectively, the “Holders”) entered into separate warrant repricing letter agreements (the “Exercise Agreements”). Pursuant to the Exercise Agreements, in consideration for the exercise in full of the Reprice Warrants (as defined below), the Company agreed to: (1) reduce the exercise price of an aggregate total of 4,198,566 Domestic Warrants and 2,700,000 Foreign Warrants (the “Reprice Warrants”) to $0.99 per share, and (2) in a private placement, issue new common stock purchase warrants (the “New Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of 2019 Domestic Warrants and 2019 Foreign Warrants currently held by such Holders upon the Holders exercising their warrants. The Company also entered into warrant repricing letter agreement (the “Reprice Agreement) with Ladenburg and amend the 2019 Ladenburg Warrants to reduce the exercise price of an aggregate total of 167,942 Ladenburg Warrants to $0.99 per share. The New Warrants will be exercisable six months after their issuance, for an aggregate of 6,898,566 shares of common stock. The New Warrants will have an exercise price of $1.65 per share and will expire five and a half years after their issuance. In connection with the Exercise Agreements and Reprice Agreement, the Company’s potential obligation to cash-settle the warrants if specified fundamental transactions occur was renegotiated to only apply in situations within the Company’s control. Pursuant to this change, the New Warrants are classified as equity. The Company determined that the common stock issued from exercise of the 2019 Domestic and 2019 Foreign Warrants, and the New Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the New Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital.

During the first quarter of 2020, a total of 70,000 warrants to purchase 70,000 shares of common stock were exercised related to the March 2015 Warrants resulting in gross proceeds of $14 thousand.

On March 6, 2020, 35,107 July 2011 Warrants and 7,419 October 2015 Warrants expired unexercised. As of September 30, 2020, there were no July 2011 Warrants or March 2015 Warrants outstanding, and 38,000 October 2015 remained outstanding and will expire on October 27, 2020.

During the first quarter of 2020, a total of 228,571 warrants to purchase 228,571 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $199 thousand. The Company paid China Kington a fee equal to six percent (6%) of the gross proceeds, totaling $12 thousand, for brokering the exercise transaction.

During the second quarter of 2020, a total of 571,428 warrants to purchase 571,428 shares of common stock were exercised related to the June 2019 Warrants resulting in gross proceeds of $497 thousand. The Company paid China Kington a fee equal to six percent (6%) of the gross proceeds, totaling $29 thousand, for brokering the exercise transaction.

On June 17, 2020, 571,428 June 2019 Warrants expired unexercised. As of September 30, 2020, there were no June 2019 Warrants outstanding.

The details of all outstanding warrants as of September 30, 2020, were as follows:

		Weighted-
	Warrants	Average
	(in thousands)	Exercise
		Price
Outstanding at December 31, 2019	8,588	$1.09
Warrants granted	6,899	$1.65
Warrants exercised	(7,769)	$0.97
Warrants expired	(613)	$0.82
Outstanding at September 30, 2020	7,105	$1.63

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

For the years from 2009 to 2012, the number of shares of common stock authorized for awards under the 2007 Plan increased annually in an amount equal to the lesser of (a) 40,000 shares; (b) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year; or (c) such lesser number as determined by the Board. Accordingly, an additional 40,000, 37,427, and 37,207 shares of common stock were authorized for awards under the 2007 Plan in January 2012, 2011 and 2010, respectively. Beginning in 2013, the stockholders voted to remove the 40,000-share cap and the 2007 Plan’s shares authorized for awards increased annually by 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding year. Accordingly, an additional 139,449, 82,461, 32,646 and 59,157 shares of common stock were authorized for awards under the 2007 Plan in 2016, 2015, 2014 and 2013, respectively. On May 26, 2016, the stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Company common stock authorized for awards thereunder by 1,124,826 shares. In January 2017, the Company added 610,774 shares to the 2007 Plan’s shares authorized for awards, per the 2007 Plan’s evergreen provision. As a result of the foregoing, the aggregate number of shares authorized for awards under the 2007 Plan was 2,318,486 shares, prior to its expiration on March 15, 2017 (after taking into account prior awards under the 2007 Plan).

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan will not affect awards previously granted under the 2007 Plan. The 2017 Plan allows for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. As of September 30, 2020, there were 2,160,894 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2020, and activity during the nine-month period then ended:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,183	$4.03	6.6	$43
Options granted	1,256	$1.01
Restricted stock units granted	353	$—
Options exercised	(20)	$0.30
Restricted stock units vested	(196)	$—
Options forfeited/cancelled	(247)	$6.73
Restricted stock units cancelled	(1)	$—
Outstanding at September 30, 2020	3,328	$2.52	7.44	$163

Vested and expected to vest at September 30, 2020	3,058	$2.66	7.24	$140

Vested at September 30, 2020	1,819	$3.77	5.70	$43

Exercisable at September 30, 2020	1,819	$3.77	5.70	$43

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of the dates noted in the table above for options that have a quoted market price in excess of the exercise price. There were 20 thousand stock option awards exercised during the three and nine months ended September 30, 2020 for which the Company received cash payments of $6 thousand. There was an intrinsic value of approximately $9 thousand for stock option awards exercised for the nine months ended September 30, 2020. There were 83 thousand stock option awards exercised during the nine months ended September 30, 2019 for which the Company received cash payments of $189 thousand. There was no intrinsic value for stock option awards exercised for the nine months ended September 30, 2019.

As of September 30, 2020, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $1,167 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.81 years.

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

During the nine months ended September 30, 2020 and 2019, the Company granted options to employees and directors to purchase an aggregate of 1,156,000 and 140,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2020	2019
Expected price volatility	160.57%	111.15%
Expected term (in years)	6.45	6.14
Risk-free interest rate	0.45%	2.01%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.94	$0.30

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

In addition, during the nine months ended September 30, 2020, the Company granted 160,000 RSUs to employees. During the nine months ended September 30, 2019, the Company did not grant RSUs to employees.

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $159 thousand and $92 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $332 thousand and $315 thousand, respectively, for stock-based awards to employees and directors.

In April 2019, the Company modified stock options held by Mr. Yonghao (Carl) Ma, who resigned as a director of the Company, effective April 29, 2019. The option exercise period for Mr. Ma was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $14 thousand, which is included in the figure above.

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

In August 2020, the Company modified stock options held by Mr. Xiaopei Wang, who resigned as a director of the Company, effective August 21, 2020. The option exercise period for Mr. Wang was extended from three months to three years, calculated from his date of resignation. Also, his stock option awards became fully vested at the date of his resignation. In connection with the stock option modification, the Company recognized stock-based compensation expense of $17 thousand, which is included in the figure above.

Stock-Based Awards to Non-Employees

During the nine months ended September 30, 2020, the Company granted 100,000 options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services. During the nine months ended September 30, 2019, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

The stock options are recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model based upon the following assumptions:

Nine Months Ended September 30,
Assumption	2020
Expected price volatility	162.30%
Expected term (in years)	6.34
Risk-free interest rate	0.33%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$1.27

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $17 thousand and $14 thousand, respectively, related to non-employee consultant stock and option grants. For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $27 thousand and $28 thousand, respectively, related to non-employee consultant stock and option grants.

In connection with Mr. Mark Sieczkarek resignation as discussed above, the Company granted 168 thousand shares of fully vested registered stock to Mr. Sieczkarek in the nine months ended September 30, 2019, as part of his settlement agreement. The expense related to this separation agreement was accrued for and expensed during July 2019. The Company also entered into a two-year consulting agreement with Mr. Sieczkarek (the “Consulting Agreement), pursuant to which Mr. Sieczkarek will provide consulting service to the Company in exchange for restricted stock units from the Company’s 2017 Omnibus Incentive Plan with an aggregate fair market value equal to $440 thousand as of the date of grant. The restricted stock units will be issued in two equal tranches on July 1, 2020 and July 1, 2021, respectively, with the share amount calculated using the closing price on each respective grant date. The shares will be fully vested as of the date of grant. The expense related to this separation agreement is being recorded over the term of the Consulting Agreement. In July 2020, the Company issued Mr. Sieczkarek 192,983 fully vested shared of registered stock pursuant to the Consulting Agreement.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$8	$12	$22	$36
Sales and Marketing	29	18	49	64
General and administrative	139	76	288	243
Total stock-based compensation expense	$176	$106	$359	$343

NOTE 14. Revenue

Transactions under the Company’s major distribution agreements are recognized upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to. The Company records contract liabilities for the amounts that are estimated to be subject to significant reversal, including allowances for services, discounts, rebate programs, chargebacks, and product returns.

The following table presents changes in the Company's contract assets and liabilities for the nine months ended September 30, 2020:

(in thousands)	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$—	$702	$(674)	$28
Contract Liabilities: Accrued Liabilities	434	1,496	(1,590)	340
Total	$434	$2,198	$(2,264)	$368

During the nine months ended September 30, 2020 and 2019, the Company recognized the following revenue:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$434	$1,473
New activities in the period:
Performance obligations satisfied	7,612	3,422

	$8,046	$4,895

License, Collaboration and Distribution Agreements

In January 2012, the Company entered into a distribution agreement with China Pioneer Pharma Holdings Limited (“China Pioneer”), a Shanghai-based company that markets high-end pharmaceutical products in China and the Company’s largest stockholder, for the commercialization of NeutroPhase in this territory. Under the terms of the agreement, NovaBay received an upfront payment of $313 thousand. NovaBay also received $313 thousand in January 2013, related to the submission of the first marketing approval for the product to the Chinese Food and Drug Administration (the “CFDA”). The deferred revenue was recognized as the purchase discounts were earned, with the remaining deferred revenue recognized ratably over the product distribution period. During the year ended December 31, 2014, NovaBay received $625 thousand upon receipt of a marketing approval of the product from the CFDA.

In September 2012, the Company entered into two agreements with China Pioneer: (1) an international distribution agreement (“Distribution Agreement”) and (2) a unit purchase agreement (“Purchase Agreement”). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

Pursuant to the terms of the Distribution Agreement, China Pioneer has the right to distribute NeutroPhase, upon a marketing approval from a Regulatory Authority, in certain territories in Asia (other than China). Upon execution of the Distribution Agreement, the Company received an upfront payment, which was recorded as deferred revenue. China Pioneer is also obligated to make certain additional payments to the Company upon receipt of the marketing approval. The Distribution Agreement further provides that China Pioneer is entitled to a cumulative purchase discount not to exceed $500 thousand upon the purchase of NeutroPhase product, payable in NovaBay unregistered restricted common stock.

Pursuant to the Purchase Agreement, we also received $2.5 million from China Pioneer for the purchase of units (comprising one share of common stock and a warrant for the purchase of one share of common stock). The unit purchase was completed in two tranches: (1) 800,000 units in September 2012; and (2) 1,200,000 units in October 2012, with both tranches at a purchase price of $1.25 per unit. The fair value of the total units sold was $3.5 million, based upon the trading price of our common stock on the dates the units were purchased and the fair value of the warrants based on the Black-Scholes option pricing model. Because the aggregate fair value of the units on the dates of purchase exceeded the $2.5 million in proceeds received from the unit purchase by approximately $1.0 million, we reallocated $600 thousand from deferred revenue to stockholders’ equity as consideration for the purchase of the units.

In December 2013, the Company announced it had expanded its NeutroPhase commercial partnership agreement with China Pioneer. The expanded agreement included licensing rights to Avenova and CelleRx, which were developed internally by NovaBay. The expanded partnership agreement covers the commercialization and distribution of these products in China and 11 countries in Southeast Asia.

The Distribution Agreement and the Purchase Agreement expired on December 31, 2019 and were not renewed.

During the three and nine months ended September 30, 2019, the Company earned $0 and $41 thousand in revenue due to the Company being relieved of contract liability as a result of changes in contract terms associated with the distribution agreement with China Pioneer.

During the three and nine months ended September 30, 2020, the Company earned $0 and $173 thousand for sales of NeutroPhase to China Pioneer. During the three and nine months ended September 30, 2019, the Company earned $0 and $209 thousand for sales of NeutroPhase to China Pioneer. The sales are recorded in the product sales in the unaudited condensed consolidated statements of operations and comprehensive loss.

As further described in Note 8, “Commitments and Contingencies”, on April 16, 2020, the Company entered into an international distribution agreement with Microprofit and the related intermediary distribution agreement with Chongqing Pioneer, a related party, which was subsequently amended on June 29, 2020.

On February 26, 2019, the Company entered into a private label agreement with PhaseOne Health, LLC., (“PhaseOne”) to distribute a private label product with hypochlorous acid concentration of 0.025%. During the three and nine months ended September 30, 2020, the Company recognized revenue of $225 thousand related to this contract.

Prescription Avenova Distribution Agreements

Prescription Avenova is made available in local pharmacies and major retail chains such as Wal-Mart, Costco, CVS and Target under nationwide distribution agreements with McKesson Corporation (“McKesson”), Cardinal Health and AmerisourceBergen. During the three months ended September 30, 2020 and 2019, the Company recorded  $0.6 million and $1.1 million, respectively, and $1.6 million and $3.6 million, respectively, for the nine months ended September 30, 2020 and 2019, in product revenue under these agreements.

Under the prescription Avenova product distribution arrangements, the Company had a contract liability balance of $0.4 million as of September 30, 2020 and $0.4 million as of December 31, 2019. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $63 thousand and $434 thousand rebate related to these distribution agreement as of September 30, 2020 and December 31, 2019, respectively, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

During 2019 and through September 30, 2020, the number of pharmacies in our Partner Pharmacy Program increased from 4 to 16. Our partner pharmacies provide patients with a quality experience that includes a relatively short time between receiving the initial prescription and filling it, fast refills and home delivery. The combination of a pre-negotiated price along with a reduction in coupon and rebate usage improves our gross-to-net and per-script profitability. During the three months ended September 30, 2020 and 2019, the revenue generated from these pharmacies comprised 5% and 20% of our total product revenue, respectively. During the nine months ended September 30, 2020 and 2019, the revenue generated from these pharmacies comprised 7% and 23% of our total product revenue, respectively.

Avenova Direct

In an effort to improve patient access, non-prescription Avenova Direct was launched on June 1, 2019 to U.S. customers. Avenova Direct is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. Avenova Direct is the same strength hypochlorous formulation as our prescription Avenova product, but comes in a 20mL size. This channel provides the Company with more stable pricing and provides customers with easy access to our product. This model capitalizes on a trend to sell pharmaceutical products directly to consumers in response to high-deductible health plans, allowing customers to forego a time-consuming doctor visit and trip to the pharmacy. We are promoting this program through complementary digital and social media marketing to target consumers in specific demographics, as well as to ophthalmologists, optometrists, and current and former Avenova patients. During the three and nine months ended September 30, 2020, the revenue generated from Avenova Direct was $1.0 million and $2.4 million, respectively. During the three and nine months ended September 30, 2019, the revenue generated from Avenova Direct was $0.3 million and $0.4 million, respectively.

KN95 Masks

During 2020, predominantly in the second quarter, the Company engaged in reselling KN95 Masks. Revenue generated from the sale of KN95 Masks was $69 thousand during the three months ended September 30, 2020. Revenue generated from the sale of KN95 Masks was $3.1 million during the nine months ended September 30, 2020. There was no comparable revenue during the three and nine months ended September 30, 2019.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during the three and nine months ended September 30, 2020 or 2019.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Financing

See Note 9, “Related Party Note Payable” for a description of the Promissory Note issued on February 27, 2019, as amended on June 25, 2019 and May 14, 2020 and Note 12, “Stockholders’ Equity (Deficit)” for a description of the Company’s financing transactions in June 2019 and August 2019. During the second quarter of 2020, the Company repaid the $1.0 million principal balance of the Promissory Note using proceeds raised through the ATM Program pursuant to the ATM Agreement, dated April 27, 2020, with Ladenburg.

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three and nine months ended September 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Related party revenue:
NeutroPhase	$—	$—	$173	$209
Licensing	—	—	—	41
Total related party revenue	$—	$—	$173	$250

Cost of goods sold
NeutroPhase	$—	$—	$90	$176
Licensing	—	—	—	—
Total related party expenses	$—	$—	$90	$176

There were no related party accounts receivable as of September 30, 2020 and December 31, 2019, respectively, associated with related party revenue.

Related Party Expenses

During the three and nine months ended September 30, 2020, the Company purchased KN95 Masks through an affiliate of China Pioneer. As of September 30, 2020 and December 31, 2019, related party accounts payable was $0.

The following table summarizes information about the Company’s related party expenses during the three and nine months ended September 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Commissions to China Kington related to:
June 2019 Private Placement	$—	$—	$—	$144
August 2019 Private Placement	—	162	—	162
Exercise of June 2019 Warrants	—	—	41	—
Exercise of 2019 Foreign Warrants	160	—	160	—
Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd.	—	—	—	20
Total commissions to China Kington	160	162	201	326
Board Director Bob Wu consulting fee	—	—	50	50
Total related party expenses	$160	$162	$251	$376

See Note 9, “Related Party Note Payable”, Note 11, “Warrant Liability”, and Note 12, “Stockholders’ Equity (Deficit)” – “Common Stock” for additional information regarding details of the transactions and fees and commissions paid to China Kington and Board Director Bob Wu.

As further described in Note 8, “Commitments and Contingencies”, on May 13, 2020, the Company entered into a services agreement with TLF Bio Innovation. On September 4, 2020, the parties entered into an amendment to the service agreement (the “First Amendment”). The Manager of TLF Bio Innovation is the god daughter of the Company’s former largest stockholder. The Company paid related party cash fees of $113 thousand and $188 thousand to TLF Bio Innovation during the three and nine months ended September 30, 2020, respectively, under the agreement. During the three and nine months ended September 30, 2020, the Company also recorded $109 thousand in consulting service expense related to warrants that TLF Bio Innovation is eligible to receive under the services agreement (see Note 8, “Commitments and Contingencies”). TLF Bio Innovation also purchased 1,000 shares of the Company’s common stock for total proceeds of $1 thousand in conjunction with the agreement as described in Note 12, “Stockholders’ Equity (Deficit)”.

Other Related Party Transactions

As further described in Note 8, “Commitments and Contingencies”, in connection with the Microprofit Agreement, on April 16, 2020, the Company entered into an intermediary distribution agreement with Pioneer, which was subsequently amended on June 29, 2020.

NOTE 17. PAYCHECK PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds in the amount of $901 thousand from Wells Fargo Bank, N.A. (the "PPP Loan") pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020.The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan provides for an interest rate of 1.00% per year, and matures two years after the date of initial disbursement, with initial principal and interest payments coming due late in fiscal 2021.  The Note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, rent and utilities incurred during the 24-week period after receiving the PPP Loan (collectively, "Qualifying Expenses") in order for the PPP Loan to be forgiven in whole or in part. The Company used the entire PPP Loan amount for the Qualifying Expenses and expects the PPP Loan to be forgiven in whole prior to repayment.

Since the Company determined that there is reasonable assurance that it will meet the conditions for forgiveness of the full loan amount, we accounted for the forgivable PPP Loan as a government grant that we earned through the Company’s compliance with the loan forgiveness criteria. PPP proceeds received was accounted for as an income grant. A deferred income liability was recognized upon receipt of the forgivable loan proceeds. The deferred income liability was recognized as other income as Qualifying Expenses were incurred. For the three and nine months ended September 30, 2020, $432 thousand and $901 thousand was recognized as other income and recorded in the condensed consolidated statements of operations and comprehensive loss, respectively.

NOTE 18. SUBSEQUENT EVENTS

On October 13, 2020, the Company was notified by NYSE American that the Company had regained compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide.

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

Overview

We are a medical device company predominantly focused on eye care. We are currently focused primarily on commercializing Avenova®, an FDA cleared product sold in the United States that has proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from skin around the eye, including the eyelid. Avenova is formulated with our proprietary, stable and pure form of hypochlorous acid. Avenova is available direct to consumers through our on-line sales channels and is also often prescribed and dispensed by eyecare professionals for blepharitis and dry-eye disease.

Avenova is available through four primary distribution channels: (1) Avenova Direct, our direct-to-consumer model, allowing customers to forego time-consuming doctor visits and trips to the pharmacy; (2) retail pharmacies, selling to consumers through local pharmacies across 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our Buy-and-Sell channel, allowing patients to buy Avenova during office visits to their preferred eye care specialist.

Avenova Direct was launched during the second quarter of 2019 to improve patient access to Avenova. By creating an over the counter product that does not require a doctor’s prescription, we made the product available to many more potential customers and broadened our addressable market. Avenova Direct is now our leading product by unit sales and net revenue despite having a lower average net selling price than prescription Avenova. Prescription Avenova remains an important source of revenue and the “doctor recommended” halo effect around our brand remains strong.

Despite the change in reimbursement conditions in 2019, we continue to pursue an increase in Avenova sales in all four of our distribution channels. During the third quarter of 2020, we experienced an improvement in unit sales and net revenue in all these channels when compared to the prior quarter. This was due in part to the easing of pandemic-related shelter-in-place restrictions in certain geographies across the country.  The third quarter recovery in sales was most notable in the Avenova Direct channel which also benefitted from an increase in focus and spending on digital marketing and public relations initiatives. Avenova Direct unit sales and net revenue during the third quarter of 2020 were the highest since its launch in the second quarter of 2019.

In the fourth quarter we will launch a rebranded CelleRx into the beauty industry as CelleRx Clinical Reset. Clinical Reset is formulated with NovaBay’s patented, pure, prescription-grade hypochlorous acid (HOCl), the same molecule produced by the human body’s immune system to fight infection and heal wounds.  It keeps the skin’s natural barrier intact, which when out of balance can allow acne, rosacea and infection to set in.  Clinical Reset is complementary to a daily beauty regime for use on clean skin or over makeup. Prior to this relaunch, our marketing of CelleRx focused on medical professionals only. With the rebranding, we intend to leverage new consumer focused messaging and the product’s pharmaceutical pedigree in robust social media and print advertising campaigns marketing CelleRx Clinical Reset in the beauty industry.

Beyond Avenova and CelleRx, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® and PhaseOne® for the wound care market.

In addition to our proprietary products, we responded to the national need for protective personal equipment (PPE) in the first quarter of 2020 by tapping into our international supply network and launching the sale of KN95 Masks and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we experienced a significant decrease in PPE sales in the third quarter as supply shortages narrowed, prices declined and distribution competition increased. As we return focus to our core business in eyecare, we do not currently anticipate dedicating significant future Company resources toward the sale of PPE and we do not expect significant future revenue from PPE sales.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to property and equipment and related depreciation calculations, , assumptions for valuing options and warrants, income taxes, and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

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

Management did not record any reserves for accounts receivable at September 30, 2020. At December 31, 2019, management reserved $51 thousand based on specific amounts that were in dispute or were over 120 days past due as of those dates.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the cost associated with manufacturing is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At September 30, 2020 and December 31, 2019, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $194 thousand and $247 thousand, respectively.

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

The Company has elected to combine lease and non-lease components as a single component for all leases in which it is a lessee or a lessor. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, as of the effective date, the Company no longer recognizes deferred rent on the condensed consolidated balance sheet.

Revenue Recognition

Revenue generated through the Company’s webstore for Avenova and KN95 Masks is recognized upon receipt by the customer through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs are incurred and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com for Avenova and other products is recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our product are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, chargebacks, and product returns. Because the Company does not have sufficient historical data to compute its own return rate, the return rate used to estimate the constraint on variable consideration for product returns is based on an average of peer and competitor company historical return rates. The Company updates the return rate assumption quarterly and applies it to the inventory balance that is held at the distributor and has not yet been sold through to the end customer. Payment for product supply is typically due 30 days after control transfers to the distributor. At any point in time there is generally one month of inventory in the sales channel, therefore uncertainty surrounding constraints on variable consideration is generally resolved one month from when control is transferred.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

Bulk orders of KN95 Masks are shipped directly to the customer from a manufacturer in China. Revenue is recognized when control of the product passes to the customer, which is upon delivery of the KN95 Masks to the customer. As such, customer orders are recorded as deferred revenue prior to product delivery.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands) during the nine months ended September 30, 2020:

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total
Balance at December 31, 2019	$(142)	$(13)	$153	$(432)	$(434)
Current provision related to sales made during current period	(316)	(49)	(1,085)	(46)	(1,496)
Payments	364	52	891	283	1,590
Balance at September 30, 2020	$(94)	$(10)	$(41)	$(195)	$(340)

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s condensed consolidated statements of stockholders’ equity (deficit) based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

The Company accounts for common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

The Company accounts for common stock purchase warrants issued in connection with share-based compensation agreements in accordance with the provisions of ASC 718, Stock Compensation, which encompasses the provisions of ASC 480, Distinguishing Liabilities from Equity.

The common stock purchase warrants issued in connection with share-based compensation agreements are variable compensation for services performed. At contract inception and at each reporting period, the Company evaluates whether the achievement of variable compensation criteria are considered probable of being reached and, if considered probable, are recognized at fair value for proportionate service-to-date.

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Additionally, for common stock purchase warrants accounted for in accordance with ASC 718, Stock Compensation, the Company classifies as liabilities any contracts where it believes the warrants will vest within six months.

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants have been determined using the Black-Scholes option pricing model, the Binomial Lattice (“Lattice”) valuation model, or the Monte Carlo simulation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,		Dollar	Percent
(in thousands)	2020	2019	Change	Change
Statement of Operations
Sales:
Product revenue, net	$2,167	$1,615	$552	34%
Other revenue, net	3	—	3	100%
Total sales, net	2,170	1,615	555	34%

Product cost of goods sold	536	401	135	34%
Gross profit	1,634	1,214	420	35%

Research and development	125	49	76	155%
Sales and marketing	1,692	1,544	148	10%
General and administrative	1,879	1,333	546	41%
Total operating expenses	3,696	2,926	770	26%
Operating loss	(2,062)	(1,712)	(350)	20%

Non-cash (loss) gain on changes in fair value of warrant liability	(1,589)	1,480	(3,069)	(207%)
Non-cash gain on changes in fair value of embedded derivative liability	1	669	(668)	(100%)
Other income (expense), net	429	(719)	1,148	(160%)

Loss before provision for income taxes	(3,221)	(282)	(2,939)	1042%
Provision for income tax	—	—	—	—
Net loss and comprehensive loss	$(3,221)	$(282)	$(2,939)	1042%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $0.6 million, or 34%, to $2.2 million for the three months ended September 30, 2020 from $1.6 million for the three months ended September 30, 2019. The increase was primarily the result of a $0.2 million increase in Avenova revenue as well as an additional $0.2 million in revenue generated from sales of PhaseOne, a private label prescription skin and wound care product, during the three months ended September 30, 2020 with no comparable revenue in the 2019 period.

Avenova revenue, net, increased by $0.2 million from $1.6 million for the three months ended September 30, 2019 to $1.8 million for the three months ended September 30, 2020. The increase was the net result of an overall increase in Avenova units sold which was partially offset by an overall decrease in the average net selling price of Avenova products. The increase in units sold reflects a higher number of Avenova Direct and buy-and-sell units sold, partially offset by a decrease in the number of prescription units sold. The decrease in the overall net selling price was largely due to a lower net selling price associated with Avenova Direct, which was launched in June 2019.

Product cost of goods sold increased by $135 thousand, or 34%, to $536 thousand for the three months ended September 30, 2020, from $401 thousand for the three months ended September 30, 2019. The increase was primarily the result of an overall increase in the number of Avenova units sold as well as the sale of PhaseOne units during the three months ended September 30, 2020 with no comparable sales in the 2019 period.

Gross profit increased by $0.4 million, or 35%, to $1.6 million for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019. The increase in gross profit was primarily due to increased sales of Avenova and PhaseOne as discussed above.

Research and Development

Research and development expenses increased by $76 thousand, or 155%, to $125 thousand for the three months ended September 30, 2020, from $49 thousand for the three months ended September 30, 2019. The increase is primarily the result of regulatory expenses incurred under the Microprofit Agreement as further described in Note 8, “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Sales and marketing

Sales and marketing expenses increased by $148 thousand, or 10%, to $1.7 million for the three months ended September 30, 2020, from $1.5 million for the three months ended September 30, 2019. The increase was primarily due to the increase in Avenova Direct digital advertising and costs associated with the Company’s planned relaunch of CelleRx, which we expect during the fourth quarter. This increase was partly off-set by a decrease in sales representative headcount, and lower travel and related expenses due to the impact of COVID-19.

General and administrative

General and administrative expenses increased to $1.9 million for the three months ended September 30, 2020, up from $1.3 million for the three months ended September 30, 2019. The increase is primarily a result of increased legal expenses incurred and the settlement amount expected to be paid in conjunction with a dispute with the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer (see Note 8, “Commitments and Contingencies”).

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $1.6 million for the three months ended September 30, 2020 as compared to a gain of $1.5 million for the three months ended September 30, 2019. For additional information regarding the valuation of warrant liabilities, please see Note 11, “Warrant Liability”, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a $1 thousand gain for the three months ended September 30, 2020 and a gain of $669 thousand for the three months ended September 30, 2019. For additional information regarding the valuation of derivative liabilities, please see Note 10, “Convertible Note”, in the Notes to Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net

We recognized other income, net, of $429 thousand for the three months ended September 30, 2020. The balance consisted primarily of income of $432 thousand representing qualifying expenses which were incurred under the PPP Loan program. Please see Note 17, “Paycheck Protection Program”, of the Notes to Unaudited Condensed Consolidated Financial Statements.

We incurred other expense, net, of $719 thousand for the three months ended September 30, 2019. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9, Related Party Note Payable”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. For additional information regarding the Convertible Note, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,		Dollar	Percent
(in thousands)	2020	2019	Change	Change
Statement of Operations
Sales:
Product revenue, net	$8,038	$4,854	$3,184	66%
Other revenue, net	8	41	(33)	(80%)
Total sales, net	8,046	4,895	3,151	64%

Product cost of goods sold	3,157	1,145	2,012	176%
Gross profit	4,889	3,750	1,139	30%

Research and development	249	166	83	50%
Sales and marketing	4,675	6,610	(1,935)	(29%)
General and administrative	4,633	4,136	497	12%
Total operating expenses	9,557	10,912	(1,355)	(12%)
Operating loss	(4,668)	(7,162)	2,494	(35%)

Non-cash (loss) gain on changes in fair value of warrant liability	(5,224)	936	(6,160)	(658%)
Non-cash gain on changes in fair value of embedded derivative liability	3	423	(420)	(99%)
Other income (expense), net	605	(1,166)	1,771	(152%)

Loss before provision for income taxes	(9,284)	(6,969)	(2,315)	33%
Provision for income tax	(1)	(3)	2	(67%)
Net loss and comprehensive loss	$(9,285)	$(6,972)	$(2,313)	33%

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $3.2 million, or 66%, to $8.0 million from $4.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The change in product revenue, net, is primarily the result of $3.1 million in product revenue, net, generated from the sale of KN95 Masks during the nine months ended September 30, 2020 with no comparable revenue in the 2019 period.

Avenova revenue decreased $0.1 million from $4.6 million for the nine months ended September 30, 2019 to $4.5 million for the nine months ended September 30, 2020. The decrease was the net result of an overall decrease in the average net selling price of Avenova products which was partially offset by an overall increase in Avenova units sold. The decrease in the overall net selling price was largely due to a lower net selling price associated with Avenova Direct, which was launched in June 2019. The increase in units sold reflects a higher number of Avenova Direct units sold, partially offset by a decrease in the number of prescription units sold.

Product cost of goods sold increased by $2.0 million, or 176%, to $3.2 million for the nine months ended September 30, 2020, from $1.1 million for the nine months ended September 30, 2019. The increase was the result of the cost of KN95 Masks sold during the nine months ended September 30, 2020 with no comparable sales in the 2019 period, as well as an increase in the number of Avenova units sold in the nine months ended September 30, 2020 as compared to the 2019 period.

Gross profit increased by $1.1 million, or 30%, to $4.9 million for the nine months ended September 30, 2020 from $3.8 million for the nine months ended September 30, 2019. The increase in gross profit was primarily due to the addition of the KN95 Masks sales.

Research and Development

Research and development expenses increased by $83 thousand, or 50%, to $249 thousand for the nine months ended September 30, 2020, from $166 thousand for the nine months ended September 30, 2019. The increase is primarily the result of regulatory expenses incurred under the Microprofit Agreement as further described in Note 8, “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Sales and marketing

Sales and marketing expenses decreased by $1.9 million, or 29%, to $4.7 million for the nine months ended September 30, 2020, down from $6.6 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in sales representative headcount, and lower travel and related expenses due to the impact of COVID-19. This decrease was partly off-set by an increase in Avenova Direct digital advertising and costs associated with the Company’s planned relaunch of CelleRx, which we expect during the fourth quarter.

General and administrative

General and administrative expenses increased to $4.6 million for the nine months ended September 30, 2020, up from $4.1 million for the nine months ended September 30, 2019. The increase is primarily a result of increased legal expenses incurred and the settlement amount expected to be paid in conjunction with a dispute with the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer (see Note 8, “Commitments and Contingencies”).

Non-cash (loss) gain on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a loss of $5.2 million for the nine months ended September 30, 2020, compared to a gain of $0.9 million for the nine months ended September 30, 2019. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of embedded derivative liability resulted in a gain of $3 thousand for the nine months ended September 30, 2020, compared to a gain of $423 thousand for the nine months ended September 30, 2019. For additional information, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other income (expense), net

We recognized other income, net, of $605 thousand for the nine months ended September 30, 2020. The Company recorded income of $901 thousand as the result of income recognized as qualifying expenses incurred under the PPP Loan. Please see Note 17, “Paycheck Protection Program”, of the Notes to Unaudited Condensed Consolidated Financial Statements. This income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019.

We incurred other expense, net, of $1.2 million for the nine months ended September 30, 2019. The expense was due to the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note, please see Note 9, “Related Party Note Payable”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. For additional information regarding the Convertible Note, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, our cash and cash equivalents were $13.4 million, compared to $6.9 million as of December 31, 2019. Based primarily on the funds available at September 30, 2020, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through November 12, 2021. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

Net Cash Used In Operating Activities

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2020, which consisted primarily of a net loss of $9.3 million, adjusted by non-cash loss of $5.2 million on the change in fair value of warrant liability, stock compensation expenses of $0.4 million, issuance of RSUs for services of $0.2 million, non-cash interest expense related to amortization of debt issuance cost and debt discount of $0.1 million, and a net increase of $0.1 million in our net operating assets and liabilities.

Net cash used in operating activities was $6.5 million for the nine months ended September 30, 2019, which consisted primarily of a net loss of $7.0 million, adjusted by non-cash gain of $0.9 million on the change in fair value of warrant liability, non-cash interest expense related to amortization of debt issuance cost and debt discount of $0.5 million, non-cash gain of $0.4 million on the change in fair value of embedded derivative liability, stock compensation expenses of $0.3 million, issuance of RSUs related to employee separation agreement of $0.2 million, non-cash impairment of operating lease right-of-use assets of $0.1 million and a net increase of $0.5 million in our net operating assets and liabilities.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities for the purchase of property and equipment was $5 thousand, compared to $19 thousand for the nine months ended September 30, 2019.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $9.8 million for the nine months ended September 30, 2020. The Company received net proceeds of $5.2 million from the ATM Program, and an additional $7.1 million from exercise of warrants, which was offset by repayments of $1.6 million on the Convertible Note issued to Iliad Research and Trading L.P. and repayment of $1.0 million on the Promissory Note using proceeds raised through the ATM program pursuant to the ATM Agreement, dated April 27, 2020, with Ladenburg.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of September 30, 2020 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$435	$185	$-	$-	$620
Equipment leases	16	17	-	-	33
Total	$451	$202	$-	$-	$653

Our commitments as of September 30, 2020 consist primarily of a facility operating lease and an operating lease for two copiers.

The total commitment for the facility lease as of September 30, 2020 was $0.6 million due over the lease term, compared to $0.9 million as of December 31, 2019.

We have an operating lease for 2 copiers as of September 30, 2020. The total commitment for the lease as of September 30, 2020 was $33 thousand due over the lease term, compared to $45 thousand as of December 31, 2019.

See Note 8, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

On October 13, 2020, the Company was notified by NYSE American that the Company had regained compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Liquidity

We have a history of losses and we may never achieve or maintain sustained profitability.

We have historically incurred net losses, and we may never achieve or maintain sustained profitability. In addition, at this time:

●	we expect to incur substantial marketing and sales expenses as we continue efforts to increase sales of our Avenova and CelleRx products; and

●	our results of operations may fluctuate significantly.

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

On April 12, 2019, we received a letter from the NYSE American notifying us that our stockholders’ equity as of December 31, 2018 was below the minimum requirements of Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) (requiring stockholders’ equity of $6.0 million or more if a company has reported losses from continuing operations and/or net losses in its five most recent fiscal years) and requiring the Company to submit a plan to regain compliance by October 12, 2020. On May 16, 2019, the Company was further notified by NYSE American that the Company was not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide requiring stockholders’ equity of $2.0 million or more and $4.0 million or more, respectively, if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years. The Company submitted a plan to regain compliance on May 11, 2019. The Company was notified on June 27, 2019 that the Company’s plan to regain compliance had been accepted. On October 13, 2020, the Company was notified by the NYSE American that the Company had regained compliance with the minimum stockholders’ equity requirements of Section 1003(a)(i) and 1003(a)(ii) of the Company Guide.

In accordance with Section 1009(h) of the Company Guide, if the Company is again determined to be below any of the continued listing standards prior to October 13, 2021, the NYSE American will examine the relationship between the two incidents of non-compliance and re-evaluate the Company’s method of financial recovery from the first incident. The NYSE American will take the appropriate action which, depending on the circumstances, may include initiating its compliance procedures or initiating delisting proceedings. If our common stock is delisted, this could, among other things, substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants, subscription agreements or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management's time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

As publicly disclosed, we have a number of large stockholders, including China Pioneer Pharma Holdings Limited (“China Pioneer”) and several passive investors. As of September 30, 2020, based on publicly-filed reports, China Pioneer owned approximately 12.7% of our common stock. The sale of a substantial number of shares of common stock by such large stockholders within a short period of time could cause our stock price to decrease substantially.

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

China Pioneer and/or China Kington might influence our corporate matters in a manner that is not in the best interest of our other stockholders.

Pioneer Hong Kong, a subsidiary of China Pioneer, beneficially owns approximately 12.7% of our outstanding common stock. Our director Mr. Xinzhou “Paul” Li is the chairman of China Pioneer. Pursuant to the arrangement of a certain bridge loan, facilitated by China Kington in January 2016, two (2) directors were nominated by China Kington, one of which currently serves on the Company’s Board of Directors, Mr. Mijia “Bob” Wu, who is the Managing Director of China Kington and Non-Executive Director of Pioneer Hong Kong.

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

On April 16, 2020, we entered into the Microprofit Agreement.  As consideration for the exclusive right to distribute the Test Kits, and subject to receipt of the Regulatory Approvals and stockholder approval of the increase in the number of the Company's authorized shares of common stock, the Company will issue warrants (the “Microprofit Warrants”) for the Company’s common stock, par value $0.01, to certain Microprofit officers, exercisable for an aggregate number of shares of the Company’s common stock equivalent to twelve percent (12%) of the Company’s outstanding common stock on the same date. Subsequently, on May 26, 2020, the Company received stockholder approval to increase the Company’s authorized shares of common stock with the Regulatory Approval still pending as of September 30, 2020. On May 13, 2020, we entered into that certain services agreement with TLF Bio Innovation, as amended on September 4, 2020. Pursuant to the agreement, upon TLF Bio Innovation’s successful completion of certain milestones and revenue metrics being met, the Company will issue TLF Bio Innovation up to 2,000,000 warrants for the Company’s common stock (the “TLF Bio Warrants”).  As a result, stockholders may incur dilution if the Microprofit Warrants and/or the TLF Bio Warrants are issued and/or exercised. In addition, we cannot predict the effect, if any, that the issuance and/or exercise of the Microprofit Warrants and/or TLF Bio Warrants will have on the market price of our common stock but it could adversely affect such price.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the San Francisco Bay area counties where the Company’s headquarters is located. Due to “shelter in place” orders and other public health guidance measures, the Company has implemented a work-from-home policy for all staff members. As the shelter-in-place restrictions are lifted, the Company has opened its business in phases by staggering the timeline for returning employees to work.  Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business, financial condition and results of operation, particularly in relation to our field sales representatives. In particular, in the second quarter of 2020, we experienced a slowdown in Avenova sales in our prescription and in-office direct channels, as patient visits to eyecare specialists decreased substantially due to the nationwide shelter-in-place mandates. It is possible we may experience another similar slowdown this winter if there is a COVID-19 resurgence and patient visits again decline. When and as needed to work from home during this time, our salesforce is keeping engaged with these specialists through phone contact to support sales following the lifting of shelter-in-place restrictions.

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

With respect to the Test Kits, assuming Regulatory Approvals, we plan to act as a distributor of tests manufactured by a third party, Microprofit. We have limited control over Microprofit and any performance failure on its part (including timely cooperation with the FDA to receive the Regulatory Approvals, failure to deliver compliant, quality components or finished goods on a timely basis) could affect our ability to market the Test Kits, supply Test Kits to our customers, produce additional losses and reduce or delay revenues. In addition, if something were to impair the relationship between us and Microprofit, or if Microprofit violates or is alleged to have violated any laws or regulations during the performance of its obligations to us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory clearances or approvals, and our clinical, regulatory and quality assurance personnel are currently composed of only one employee. As a result, we may experience delays in connection with obtaining regulatory clearances or approvals for our products, if such clearances or approvals are obtained at all. We are currently seeking regulatory approval from the FDA for the Test Kits, which requires the response and cooperation of the manufacturer of the Test Kits. There is no guarantee that the manufacturer of the Test Kits will fully and timely cooperate and that such approval, based on such cooperation or other factors as the FDA determines, will be received and that the Company will receive any revenue from the distribution of the Test Kits.

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

We rely primarily upon a limited number of pharmaceutical wholesalers in connection with the distribution of our prescription Avenova product. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability. We rely on our distribution agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation to fill Avenova prescriptions at most of the retail pharmacies in the United States. If they are not able to ensure consistent availability of our product at retail pharmacies, our revenues will suffer. We mostly rely on Amazon.com for sales of Avenova Direct. If something were to impair the relationship between NovaBay and Amazon.com, it may have a negative impact on our business.

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

Even though we have concluded or suspended all of our clinical trials, an inherent risk remains. If a claim were to arise in the future based on our past clinical trial activity, we would most likely incur substantial expenses. Our inability to obtain sufficient clinical trial insurance at an acceptable cost to protect us against potential clinical trial claims could prevent or inhibit the commercialization of our products or product candidates. Our current clinical trial insurance covers individual and aggregate claims up to $5.0 million. This insurance may not cover all claims, and we may not be able to obtain additional insurance coverage at a reasonable cost, if at all, in the future. In addition, if our agreements with any future corporate collaborators entitle us to indemnification against product liability losses and clinical trial liability, such indemnification may not be available or adequate should any claim arise.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant issued in October 2015 offering, as amended	10-K	001-33678	4.5	3/23/2017
4.2	Form of 2019 Domestic Warrant issued in August 2019	8-K	001-33678	4.1	8/9/2019
4.3	Form of 2019 Foreign Warrant issued in August 2019	8-K	001-33678	4.2	8/9/2019
4.4	Form of Warrant in June 2019 offering	8-K	001-33678	4.2	6/19/2019
4.5	Form of Warrant pursuant to the International Distribution Agreement with Shenzhen Microprofit Biotech Co., Ltd., dated April 16, 2020	8-K	001-33678	4.1	4/20/2020
4.6	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.7	Form of New Warrant	8-K	001-33678	4.1	07/21/2020
10.1+	Indemnity Agreement (Form of Indemnity Agreement between the Company and its Directors and Officers)	10-Q	001-33678	10.1	08/06/2020
10.2+	NovaCal Pharmaceuticals, Inc. 2005 Stock Option Plan	S-1 as amended	333-140714	10.2	3/30/2007
10.3+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017

10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.5+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.6+	Non-Employee Director Compensation Plan	8-K	001-33678	10.1	10/11/2018
10.7+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.8+	Executive Employment Agreement (Employment Agreement of Andrew D. Jones)	8-K	001-33678	10.1	5/5/2020
10.9	Office Lease between EmeryStation Associates II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North	S-1, as amended	333-140714	10.10	3/30/2007
10.10	Fifth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.20	3/14/2008
10.11	Sixth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q, as amended	001-33678	10.1	11/14/2008
10.12	Seventh Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.2	8/09/2012
10.13	Eighth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-K	001-33678	10.19	3/04/2016
10.14	Ninth Amendment to Lease between EmeryStation Office II, LLC (Landlord) and NovaCal Pharmaceuticals, Inc. (Tenant), EmeryStation North Project	10-Q	001-33678	10.14	08/06/2020
10.15	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.16	Sublease Agreement by and between NovaBay Pharmaceuticals, Inc. and Zymergen, Inc., dated July 11, 2016	8-K	001-33678	10.1	7/15/2016
10.17	Sublease Termination Agreement by and between the Company and Zymergen, Inc.	10-Q	001-33678	10.17	08/06/2020
10.18†	Collaboration and License Agreement by and between NovaBay Pharmaceuticals, Inc. and Galderma S.A.	10-Q, as amended	001-33678	10.2	8/04/2009
10.19†	Amendment No. 1 to the Collaboration and License Agreement	10-K	001-33678	10.18	3/30/2010
10.20†	Amendment No. 2 to the Collaboration and License Agreement	10-K	001-33678	10.24	3/10/2011
10.21†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.22	Promissory Note Payable to Pioneer Pharma (Hong Kong) Company Limited, dated February 27, 2019	8-K	001-33678	10.1	3/01/2019
10.23	First Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated June 25, 2019	8-K	001-33678	10.1	6/26/2019
10.24	Second Amendment to the Promissory Note (payable to Pioneer Pharma (Hong Kong) Company Limited), dated May 14, 2020	8-K	001-33678	10.1	5/15/2020
10.25	Security Agreement with China Kington Asset Management Co. Ltd., dated February 27, 2019 (in connection with the Promissory Note of the same date)	8-K	001-33678	10.2	3/01/2019
10.26	Securities Purchase Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.2	3/28/2019
10.27	Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.3	3/28/2019

10.28	Security Agreement between the Company and Iliad Research and Trading, L.P., dated March 26, 2019	8-K	001-33678	10.4	3/28/2019
10.29*	International Distribution Agreement between the Company and Shenzhen Microprofit Biotech Co., Ltd., dated April 16, 2020	8-K	001-33678	10.1	4/20/2020
10.30*	Intermediary Distribution Agreement between the Company and Chongqing Pioneer Pharma Holdings Limited, dated April 16, 2020	8-K	001-33678	10.2	4/20/2020
10.31*	First Amendment to Intermediary Distribution Agreement between the Company and Chongqing Pioneer Pharma Holdings Limited, dated June 29, 2020	10-Q	001-33678	10.31	08/06/2020
10.32	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated April 27, 2020	8-K	001-33678	1.1	4/27/2020
10.33	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between the Company and Wells Fargo Bank, N.A.	10-Q	001-33678	10.28	5/7/2020
10.34	Services Agreement between the Company and TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	10.1	5/18/2020
10.35†	First Amendment to Services Agreement between the Company and TLF Bio Innovation Lab, LLC, dated September 4, 2020	8-K	001-33678	10.1	09/10/2020
10.36	Securities Purchase Agreement between the Company and TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	10.2	5/18/2020
10.37	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.38	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.39	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: November 12, 2020	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2020	/s/ Andrew Jones
Andrew Jones
Chief Financial Officer (principal financial officer)