Form 10-Q
period 2021-03-31
NovaBay Pharmaceuticals, Inc.
filed 2021-05-06
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 41,782,584 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,508	$11,952
Accounts receivable, net of allowance for doubtful accounts ($18 and $0 at March 31, 2021 and December 31, 2020, respectively)	1,038	1,106
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($201 and $236 at March 31, 2021 and December 31, 2020, respectively)	850	608
Prepaid expenses and other current assets	750	576
Total current assets	13,146	14,242
Operating lease right-of-use assets	350	436
Property and equipment, net	100	84
Other assets	476	476
TOTAL ASSETS	$14,072	$15,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$833	$302
Accrued liabilities	1,851	2,115
Operating lease liabilities	396	416
Total current liabilities	3,080	2,833
Operating lease liabilities-non-current	9	87
Total liabilities	3,089	2,920

Stockholders' equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 75,000 shares authorized, 41,782 shares issued and outstanding at March 31, 2021 and December 31, 2020	418	418
Additional paid-in capital	148,146	147,963
Accumulated deficit	(137,581)	(136,063)
Total stockholders' equity	10,983	12,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,072	$15,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Sales:
Product revenue, net	$1,801	$1,892
Other revenue, net	6	—
Total sales, net	1,807	1,892

Product cost of goods sold	455	581
Gross profit	1,352	1,311
Operating expenses:
Research and development	5	9
Sales and marketing	1,680	1,560
General and administrative	1,187	1,277
Total operating expenses	2,872	2,846
Operating loss	(1,520)	(1,535)

Non-cash gain on changes in fair value of warrant liability	—	137
Non-cash gain on changes in fair value of embedded derivative liability	—	2
Other income (expense), net	2	(186)

Loss before provision for income taxes	(1,518)	(1,582)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(1,518)	$(1,582)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.04)	$(0.06)
Weighted-average shares of common stock used in computing net loss per share attributable to common stockholders (basic and diluted)	41,782	27,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In		Equity
	Shares	Amount	Capital	Accumulated Deficit	(Deficit)
Balance at December 31, 2020	41,782	$418	$147,963	$(136,063)	$12,318
Net loss	—	—	—	(1,518)	(1,518)
Stock-based compensation expense related to employee and director stock options	—	—	130	—	130
Stock-based compensation expense related to non-employee stock options	—	—	53	—	53
Balance at March 31, 2021	41,782	$418	$148,146	$(137,581)	$10,983

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	(1,582)	(1,582)
Issuance of common stock in connection with exercise of warrants, net of issuance cost	299	3	198	—	201
Vesting of employee restricted stock awards	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	45	—	45
Stock-based compensation expense related to non-employee stock options	—	—	12	—	12
Balance at March 31, 2020	28,239	$282	$125,975	$(126,606)	$(349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020

Operating activities:
Net loss	$(1,518)	$(1,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	14
Stock-based compensation expense for options and stock issued to employees and directors	130	45
Stock-based compensation expense for options and stock issued to non-employees	53	12
Issuance of RSUs to employees	—	2
Non-cash gain on changes in fair value of warrant liability	—	(137)
Non-cash gain on changes in fair value of embedded derivative liability	—	(2)
Interest expense related to amortization of debt issuance and debt discount	—	105
Interest expense related to amortization of debt issuance related to related party notes payable	—	1
Changes in operating assets and liabilities:
Accounts receivable	68	113
Inventory	(242)	(59)
Prepaid expenses and other current assets	(174)	223
Operating lease right-of-use assets	86	224
Other assets	—	1
Accounts payable and accrued liabilities	267	384
Operating lease liabilities	(98)	(252)
Related party notes payable	—	47
Long-term obligations	—	(4)
Net cash used in operating activities	(1,419)	(865)

Investing activities:
Purchases of property and equipment	(25)	—
Net cash used in investing activities	(25)	—

Financing activities:
Proceeds from exercise of warrants	—	201
Payment on the convertible note	—	(565)
Net cash used in financing activities	—	(364)
Net decrease in cash, cash equivalents, and restricted cash	(1,444)	(1,229)
Cash, cash equivalents and restricted cash, beginning of year	12,427	7,412
Cash, cash equivalents and restricted cash, end of year	$10,983	$6,183

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$—	$35

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

We continue to promote Avenova through all four of our primary distribution channels: (1) our over-the-counter direct-to-consumer model, allowing customers to purchase online or off-the-shelf at retailers and forego time-consuming doctor visits and pharmacy wait times; (2) retail pharmacies, selling to consumers through local pharmacies across 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our physician dispensed channel, allowing patients to buy Avenova during office visits to their preferred eye care specialist. We achieved record overall Avenova unit sales in 2020 despite the global COVID-19 pandemic and general economic conditions that challenged many businesses throughout 2020.

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

On March 31, 2021 we also announced the availability of our new warm eye compress as a complement to Avenova and NovaWipes on Amazon.com and on Avenova.com.

In addition to our proprietary products, we responded to the national need for protective personal equipment (PPE) in the first half of 2020 by tapping into our international supply network and launching the sale of KN95 Masks and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we experienced a significant decrease in PPE sales in the third and fourth quarters of 2020 as supply shortages narrowed, prices declined and distribution competition increased. We have returned our focus to our core business in eyecare and we do not anticipate dedicating significant future Company resources toward the sale of PPE and we do not expect significant future revenue from PPE sales.

Liquidity

Based primarily on the funds available at March 31, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through May 6, 2022. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$10,508	$11,952
Restricted cash included in other assets	475	475
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$10,983	$12,427

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

During the three months ended March 31, 2021 and 2020, revenues were derived primarily from sales of Avenova. Avenova is sold directly to consumers through Amazon.com, Avenova.com, Walmart.com and in CVS stores. Avenova is also sold with a prescription through local pharmacies via three major distribution partners, at eye care specialist offices and through a limited number of partner pharmacies.

During the three months ended March 31, 2021 and 2020, revenues from each product were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Avenova	$1,575	$1,539
KN95 Masks	8	173
NeutroPhase	—	173
Other products	218	7
Total product revenue, net	1,801	1,892
Other revenue, net	6	—
Total sales, net	$1,807	$1,892

During the three months ended March 31, 2021 and 2020, sales of Avenova via Amazon comprised 65% and 49% of total Avenova net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova net revenue during the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, accounts receivable from our major distribution partners greater than 10% were as follows:

	March 31,	December 31,
Major distribution partner	2021	2020
Distributor A	19%	14%
Amazon	19%	11%
Distributor B	18%	18%
Chongqing Pioneer Pharma Holdings Limited	13%	16%
Distributor C	11%	14%

The Company relies on two contract manufacturers to produce its products. The Company does not own any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Contract manufacturers may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that we may suffer from unexpected supply chain delays in light of the ongoing COVID-19 pandemic.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. At March 31, 2021, management reserved $18 thousand for accounts receivable. Management recorded a nominal reserve for accounts receivable at December 31, 2020.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both March 31, 2021 and December 31, 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $0.2 million.

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

Revenue Recognition

Revenue generated through the Company’s webstores, Avenova.com and CelleRx.com, for Avenova and CelleRx (as well as the KN95 Masks) is recognized upon receipt by the customer through multiple third-party carriers. Shipping and handling costs are expensed as incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com and Walmart.com is recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of a delivery by Amazon or Walmart, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our products are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to the distributor.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer. Revenue for product sales to CVS is recognized upon transfer of control to CVS, net of estimated future product returns.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of stockholders’ equity (deficit) based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

During the three months ended March 31, 2021 and 2020, there was no difference between basic and diluted EPS in each period due to the Company’s net loss.

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator	2021	2020
Net loss	$(1,518)	$(1,582)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	41,782	27,978
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.06)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2021	2020
Stock options	3,138	2,099
Stock warrants	7,082	8,247
	10,220	10,346

Recent Accounting Pronouncements

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

The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2021(in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Insurance claim receivable	$321	$—
Prepaid insurance	77	165
Prepaid sales rebates	68	144
Prepaid inventory	68	—
Prepaid security deposit for lease	—	65
Prepaid dues and subscription	54	53
Prepaid patents	31	47
Other	131	102
Total prepaid expenses and other current assets	$750	$576

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials and supplies	$193	$159
Finished goods	858	685
Less: Reserve for excess and obsolete inventory	(201)	(236)
Total inventory, net	$850	$608

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	390	365
Production equipment	65	65
Leasehold improvements	79	79
Total property and equipment, at cost	711	686
Less: accumulated depreciation and amortization	(611)	(602)
Total property and equipment, net	$100	$84

Depreciation and amortization expense was $9 thousand and $14 thousand for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Avenova contract liabilities	$862	$730
Employee payroll and benefits	265	632
Sublease security deposit	175	198
Consulting services	153	98
Audit services	122	—
Inventory purchases	—	181
Other	274	276
Total accrued liabilities	$1,851	$2,115

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2021.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2021.

Legal Matters

On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration in connection with his separation from service with the Company. The arbitration was settled in December 2020. Mr. McGovern released the Company from all outstanding obligations upon settlement.

During the first quarter of 2021, the Company’s insurance carrier determined that the Company was entitled to a $0.3 million reimbursement for litigation costs incurred in conjunction with the McGovern matter. The balance was recorded in the prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet as of March 31, 2021 (see Note 4, “Prepaid Expenses and Other Current Assets”).

As of March 31, 2021, there were no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

Lease Costs	Three Months Ended March 31,
	2021	2020
Operating lease cost	$99	$264
Sublease income	—	(158)
Net lease cost	$99	$106

Other information
Operational cash flow used for operating leases	$113	$296

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term (in years)	1.0	1.5
Weighted-average discount rate	12%	12%

Future lease payments under non-cancelable leases as of March 31, 2021 were as follows (in thousands):

2021	$341
2022	88
Thereafter	—
Total future minimum lease payments	429
Less imputed interest	(24)
Total	$405

Reported as:
Operating lease liability	$396
Operating lease liability- non-current	9
Total	$405

Contracts

On May 13, 2020, the Company entered into an agreement with TLF Bio Innovation Lab LLC (“TLF Bio Innovation”) to manage the relaunch of the Company’s CelleRx product (the “TLF Agreement”) which was further amended on September 4, 2020 and subsequently terminated on February 4, 2021. TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 on January 15, 2021.

On April 16, 2020, the Company entered into an international distribution agreement with Shenzhen Microprofit Biotech Co., LTD (“Microprofit”) (the “Microprofit Agreement”). In accordance with the Microprofit Agreement, the Company assisted Microprofit in applying for approval of Microprofit’s SARS-CoV-2 IgG and IgM Antibody Combined Test Kit (“Test Kits”) by the FDA. Under the terms of the Microprofit Agreement, if such approvals were granted, the Company would issue warrants to certain Microprofit officers exercisable for an aggregate number of shares of the Company’s common stock equivalent to 12% of the Company’s outstanding common stock on the date of approval. If FDA approval were received, the Microprofit Agreement would grant the Company exclusive rights to distribute the Test Kits in the United States through December 31, 2021. As of March 31, 2021, the Company has determined that the issuance of warrants under this agreement is not probable.

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

The interest expense recognized, including amortization of the issuance costs, was $48 thousand during the three months ended March 31, 2020. There was no comparable expense during the three months ended March 31, 2021.

NOTE 10. CONVERTIBLE NOTE

On March 26, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of March 26, 2019. The Convertible Note had an original principal amount of $2.2 million, bore interest at a rate of 10% per annum and matured on September 26, 2020, unless earlier paid, redeemed or converted in accordance with its terms. The Company received net proceeds of $2.0 million after deducting an original issue discount of $0.2 million and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized an additional $0.2 million of debt issuance costs associated with the issuance of the Convertible Note. The Convertible Note was repaid in full during the third quarter of 2020. Upon full repayment, the Company was released from the Iliad Securities Purchase Agreement with Lender.

During the three months ended March 31, 2020, the Company recorded a gain of $2 thousand in the unaudited condensed consolidated statements of operations and comprehensive loss. There was no comparable gain or loss during the three months ended March 31, 2021.

During the three months ended March 31, 2020, the effective interest rate on the Convertible Note was 54% and interest expense recognized, including amortization of the debt discount and issuance costs, was $0.1 million. There was no comparable expense during the three months ended March 31, 2021.

NOTE 11. WARRANT LIABILITY

July 2011 Warrants

The Company issued the July 2011 Warrants (as defined in Note 12, “Stockholders’ Equity”) in the third quarter of 2011. The terms of the July 2011 Warrants required registered shares to be delivered upon warrant exercise and potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to deliver registered shares and cash-settle the warrants were deemed to be beyond the Company’s control. The fair value of outstanding July 2011 Warrants was determined at each reporting date using a Lattice model with changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

On March 6, 2020, the remaining 35,107 July 2011 Warrants expired unexercised. There were no July 2011 Warrants outstanding as of March 31, 2021.

October 2015 Warrants

The Company issued the October 2015 Warrants (as defined in Note 12, “Stockholders’ Equity”) in the third quarter of 2015. The terms of the October 2015 Warrants required potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to cash-settle the warrants was deemed to be beyond the Company’s control. The fair value of outstanding October 2015 Warrants was determined at each reporting date using a Lattice model with changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

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

On October 27, 2020, 15,320 October 2015 expired unexercised. There were no October 2015 Warrants outstanding as of March 31, 2021.

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

Upon issuance, the fair value of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants was determined to be $3.1 million, $2.0 million and $0.1 million, respectively.

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

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of March 31, 2021.

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

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of March 31, 2021.

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by its Board of Directors under its Amended and Restated Certificate of Incorporation. There were no shares of preferred stock outstanding as of March 31, 2021 and December 31, 2020.

Common Stock

April 2020 At the Market Offering

In the second quarter of 2020, the Company established the ATM Program with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). For additional information regarding the offering and equity program, see the Company’s Current Reports on Form 8-K filed with the SEC on April 27, 2020 and June 15, 2020. During the second quarter of 2020, 5,836,792 shares of common stock were issued under the ATM Program for total net proceeds of $5.6 million, net of offering costs of $0.4 million.

TLF Bio Innovation Stock Purchase

On May 13, 2020, TLF Bio Innovation purchased 1,000 shares of the Company’s common stock for total proceeds of $1 thousand in conjunction with the services agreement described in Note 8, “Commitments and Contingencies”.

Common Stock Warrants

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

In March 2020, a total of 35,107 July 2011 Warrants expired unexercised. As of March 31, 2021, there were no July 2011 Warrants outstanding.

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

In the first quarter of 2020, all remaining 7,419 March 2015 Warrants expired unexercised. As of March 31, 2021, there were no March 2015 Warrants outstanding.

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

During the fourth quarter of 2020, all remaining 15,320 October 2015 Warrants expired unexercised. As of March 31, 2021, there were no October 2015 Warrants outstanding.

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

During the second quarter of 2020, all remaining 571,428 June 2019 Warrants expired unexercised. As of March 31, 2021, there were no June 2019 Warrants outstanding.

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

Ladenburg served as the placement agent for the transaction in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $0.3 million, and 167,942 common stock purchase warrants exercisable for 167,942 shares of common stock with an exercise price of $1.25 per share and an expiration date of August 8, 2024 (the “2019 Ladenburg Warrants”). In addition, the Company reimbursed the Placement Agent $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $0.3 million.

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

TLF Bio Innovation 2021 Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 (the “TLF Warrants”). The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity.

The details of all outstanding warrants as of March 31, 2021 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2020	7,067	$1.63
Warrants granted	15	$0.67
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding at March 31, 2021	7,082	$1.63

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On January 15, 2021, the number of shares available for future awards under the 2017 Plan was increased by 1,671,303 shares. As of March 31, 2021, there were 3,646,727 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at March 31, 2021 and activity during the period ended March 31, 2021:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,165	$2.05	7.6	$189
Options granted	55	$1.09
Restricted stock units granted	-	$—
Options exercised	-	$—
Restricted stock units vested	-	$—
Options forfeited/cancelled	(82)	$3.97
Restricted stock units cancelled	-	$—
Outstanding at March 31, 2021	3,138	$1.98	7.4	$309

Vested and expected to vest at March 31, 2021	2,797	$2.12	7.2	$254

Vested at March 31, 2021	1,459	$3.21	5.3	$64

Exercisable at March 31, 2021	1,459	$3.21	5.3	$64

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2021 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three months ended March 31, 2021 and 2020. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2021 and 2020.

As of March 31, 2021, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.9 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.62 years.

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

During the three months ended March 31, 2021 and 2020, the Company granted options to employees and directors to purchase an aggregate of 55,000 and 20,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Three Months Ended March 31,
Assumption	2021	2020
Expected price volatility	164.44%	143.83%
Expected term (in years)	6.19	6.46
Risk-free interest rate	1.09%	0.99%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.04	$0.53

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

In addition, during the three months ended March 31, 2021 and 2020, the Company did not grant restricted stock to employees.

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $130 thousand and $45 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2021 and March 31, 2020, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model as discussed above.

In addition, during the three months ended March 31, 2021 and 2020, the Company did not grant restricted stock to non-employees.

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $53 thousand and $12 thousand, respectively, related to non-employee stock option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$4	$7
Sales and marketing	31	9
General and administrative	148	41
Total stock-based compensation expense	$183	$57

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

The following table presents changes in the Company's contract assets and liabilities for the three months ended March 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at March 31, 2021
Contract Liabilities: Deferred Revenue	$2	$1	$(2)	$1
Contract Liabilities: Accrued Liabilities	573	573	(352)	794
Total	$575	$574	$(354)	$795

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$575	$434
New activities in the period:
Performance obligations satisfied	1,232	1,458

	$1,807	$1,892

Avenova Distribution Agreements and Specialty Pharmacies

Prescription Avenova is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended March 31, 2021 and 2020, the Company earned $0.1 million and $0.6 million, respectively, in sales revenue for its Avenova product from these distribution and partner pharmacy agreements.

Under the prescription Avenova product distribution arrangements, the Company had a contract liability balance of $0.9 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheets. The Company also recorded a prepayment of $68 thousand and $0.1 million for rebates related to these distribution agreements as of March 31, 2021 and December 31, 2020, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

Over-the-counter Avenova

Non-prescription Avenova was launched online on June 1, 2019 direct to U.S. customers. Over-the-counter Avenova is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com as well as in CVS stores. Over-the-counter Avenova is the same strength hypochlorous formulation as our prescription Avenova product, but comes in a smaller size. This channel provides the Company with more stable pricing and provides customers with easy access to our product. During the three months ended March 31, 2021 and 2020, the revenue generated from over-the-counter Avenova was $1.2 million and $0.8 million, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during either the three months ended March 31, 2021 or 2020.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Related party revenue:
NeutroPhase	$—	$173
Total related party revenue	$—	$173

Cost of goods sold
NeutroPhase	$—	$90
Total related party expenses	$—	$90

Related party accounts receivable was $0.1 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

Other Related Party Expenses

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company purchased KN95 Masks through an affiliate of China Pioneer. As of March 31, 2021 and December 31, 2020, related party accounts payable was $10 thousand and $8 thousand, respectively.

The following table summarizes information about the Company’s other related party expenses excluding stock-based compensation during the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Commissions to China Kington related to:
Exercise of June 2019 Warrants	$—	$12
Total commissions to China Kington	—	12
Board Director Bob Wu consulting fee	—	50
Total related party expenses	$—	$62

In connection with the Company's re-launch of CelleRx Clinical Reset, on November 17, 2020, the Company entered into a consulting agreement with Eric Wu (the “Consulting Agreement”). Eric Wu is Partner and Senior Vice President of China Kington and the brother of Bob Wu, who serves on the Company’s Board of Directors. Pursuant to the Consulting Agreement, Eric Wu will act as a consultant to the Company in support of the CelleRx product re-launch as well as in potential financings and other transaction opportunities. The term of the Consulting Agreement is for twelve months. As consideration for his services, the Company granted Eric Wu options exercisable for 300,000 shares of the Company’s common stock under the Company’s 2017 Omnibus Incentive Plan with an exercise price equal to the Company’s closing stock price on the date of the grant and vesting on the one year anniversary of the grant date. Stock-based compensation expense of $30 thousand was recorded for the three months ended March 31, 2021 related to Eric Wu’s options.

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

NOTE 18. SUBSEQUENT EVENTS

The disclosure set forth in Part II, Item 5 of this report regarding certain compensation related decisions by the Company’s Board of Directors is incorporated herein by reference.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021. This discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “should,” “goals,” “potential,” “plans,” “believes,” “estimates,” “predicts,” “projects,” variations of these words, and similar expressions are intended to identify these forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, estimates and facts as of the date hereof and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

the ongoing trajectory of COVID-19 and the extent to which and speed at which the global economy recovers, the nature and extent of ongoing governmental measures to contain the pandemic, the speed and efficacy of the vaccine roll out, and our assumptions, estimates and beliefs regarding the possible effect of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

●	the potential for forgiveness of the PPP Loan under the terms of the PPP;
●	our history of losses and our ability to achieve or maintain sustained profitability;
●	whether demand develops for our proprietary products;
●	the impact of competitive or alternative products and pricing;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our exposure to and ability to defend third-party claims and challenges to our patent and other intellectual property rights;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and our other filings with the SEC.

As a result of many factors, such as those listed above and set forth under the section entitled “Risk Factors” in Part II, Item 1A elsewhere in this report or otherwise described in our filings with the SEC, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference and have filed as exhibits thoroughly and with the understanding that forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report and our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, even if new information becomes available in the future.

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

We continue to promote Avenova through all four of our primary distribution channels: (1) our over-the-counter direct-to-consumer model, allowing customers to purchase online or off-the-shelf at retailers and forego time-consuming doctor visits and pharmacy wait times; (2) retail pharmacies, selling to consumers through local pharmacies across 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our physician dispensed channel, allowing patients to buy Avenova during office visits to their preferred eye care specialist. We achieved record overall Avenova unit sales in 2020 despite the global COVID-19 pandemic and general economic conditions that challenged many businesses throughout 2020.

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

On March 31, 2021 we also announced the availability of our new warm eye compress as a complement to Avenova and NovaWipes on Amazon.com and on Avenova.com.

In addition to our proprietary products, we responded to the national need for protective personal equipment (PPE) in the first half of 2020 by tapping into our international supply network and launching the sale of KN95 Masks and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we experienced a significant decrease in PPE sales in the third and fourth quarters of 2020 as supply shortages narrowed, prices declined and distribution competition increased. We have returned our focus to our core business in eyecare and we do not anticipate dedicating significant future Company resources toward the sale of PPE and we do not expect significant future revenue from PPE sales.

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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. At March 31, 2021, management reserved $18 thousand for accounts receivable. Management recorded a nominal reserve for accounts receivable at December 31, 2020.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both March 31, 2021 and December 31, 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $0.2 million.

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

Revenue Recognition

Revenue generated through the Company’s webstores, Avenova.com and CelleRx.com, for Avenova and CelleRx (as well as the KN95 Masks) is recognized upon receipt by the customer through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs and are incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com and Walmart.com for Avenova and other products is recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon or Walmart delivery, to the customer. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our product are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon shipment to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to the distributor.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

Revenue for product sales to CVS is recognized upon transfer of control to CVS, net of estimated future product returns.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands) during the three months ended March 31, 2021:

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total

Balance at December 31, 2020	$(91)	$(10)	$55	$(527)	$(573)
Current provision related to sales made during current period	(77)	(13)	(201)	(282)	(573)
Payments	44	13	133	162	352
Balance at March 31, 2021	$(124)	$(10)	$(13)	$(647)	$(794)

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,		Dollar	Percent
	2021	2020	Change	Change
Statement of Operations
Sales:
Product revenue, net	$1,801	$1,892	$(91)	(5%)
Other revenue, net	6	—	6	100%
Total sales, net	1,807	1,892	(85)	(4%)

Product cost of goods sold	455	581	(126)	(22%)
Gross profit	1,352	1,311	41	3%

Research and development	5	9	(4)	(44%)
Sales and marketing	1,680	1,560	120	8%
General and administrative	1,187	1,277	(90)	(7%)
Total operating expenses	2,872	2,846	26	1%
Operating loss	(1,520)	(1,535)	15	(1%)

Non-cash gain on changes in fair value of warrant liability	—	137	(137)	(100%)
Non-cash gain on changes in fair value of embedded derivative liability	—	2	(2)	(100%)
Other income (expense), net	2	(186)	188	(101%)

Loss before provision for income taxes	(1,518)	(1,582)	64	(4%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(1,518)	$(1,582)	$64	(4%)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $0.1 million, or 5%, to $1.8 million for the three months ended March 31, 2021, from $1.9 million for the three months ended March 31, 2020. The change in product revenue, net, is primarily the result of an overall decrease in revenue generated from products other than Avenova during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. Avenova revenue increased by 2% to $1.6 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020. The increase reflects continued higher number of over-the-counter units sold, partially offset by a decrease in the net number of units sold through our pharmacy channels. The increase in revenue due to unit sales was partially offset by the lower average net selling price associated with over-the-counter units.

Cost of goods sold decreased by $0.1 million, or 22%, to $0.5 million for the three months ended March 31, 2021, from $0.6 million for the three months ended March 31, 2020. The decrease was the net result of a decrease in the cost of products other than Avenova sold during the 2021 period which was partially offset by an increase in the relatively lower cost of Avenova products sold.

Gross profit increased by 3%, to $1.4 million for the three months ended March 31, 2021, from $1.3 million for the three months ended March 31, 2020. The increase was the net result of the changes in product revenue, net, and product costs of goods sold discussed above.

Sales and marketing

Sales and marketing expenses increased by $0.1 million, or 8%, to $1.7 million for the three months ended March 31, 2021, from $1.6 million for the three months ended March 31, 2020. The increase was primarily due to an increase in Avenova and CelleRx digital advertising and was partly off-set by a decrease in sales representative headcount.

General and administrative

General and administrative expenses decreased by $0.1 million, or 7%, to $1.2 million for the three months ended March 31, 2021, from $1.3 million for the three months ended March 31, 2020. The decrease was primarily the result of an insurance reimbursement for costs incurred in conjunction with an arbitration with the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer as further described in Note 8, “Commitments and Contingencies”, to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of warrant liability

The Company recorded a non-cash gain on a change in fair value of warrant liability of $0.1 million for the three months ended March 31, 2020. There was no comparable result for the three months ended March 31, 2021. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, to the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of embedded derivative liability

The Company recorded a non-cash gain on a change in the fair value of embedded derivative liability of $2 thousand for the three months ended March 31, 2020. There was no comparable result for the three months ended March 31, 2021. For additional information, please see Note 10, “Convertible Note”, to the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Other income (expense), net

Other income, net was $2 thousand for the three months ended March 31, 2021, compared to other expense, net, of $0.2 million for the three months ended March 31, 2020. The 2020 result was due primarily to interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note and Convertible Note, please see Note 9, “Related Party Note Payable” and Note 10, “Convertible Note”, to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, our cash and cash equivalents were $10.5 million, compared to $12.0 million as of December 31, 2020. Based primarily on the funds available at March 31, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through May 6, 2022. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2021, which consisted primarily of a net loss of $1.5 million, adjusted by stock-based compensation expenses of $0.2 million, and a net change of $0.1 million in our net operating assets and liabilities.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2020, which consisted primarily of a net loss of $1.6 million, adjusted by non-cash gain of $0.1 million on the change in fair value of warrant liability, stock-based compensation expenses of $0.1 million, non-cash interest expense related to amortization of debt issuance cost and debt discount of $0.1 million, and a net change of $0.7 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities for the purchase of property and equipment was $25 thousand, with no comparable result for the three months ended March 31, 2020.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2020. The Company received an additional $0.2 million from the exercise of warrants, which was offset by repayments of $0.6 million on the Convertible Note issued to Iliad Research and Trading L.P. during the first quarter of 2020.

There was no cash used in, or provided by, financing activities during the three months ended March 31, 2021.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of $117.3 million and $96.2 million, respectively. The federal net operating loss carryforwards consist of $100.1 million generated before January 1, 2018, which will begin to expire in 2024 and $17.2 million that will carryforward indefinitely but are subject to an 80% limitation for years following December 31, 2020. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) changed net loss carryforward provisions, allowing a full utilization of net operating loss carryforwards through December 31, 2020. The state net operating loss carryforwards will begin to expire in 2028. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2020, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of March 31, 2021 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$404	$—	$—	$—	$404
Equipment leases	16	9	—	—	25
Total	$420	$9	$—	$—	$429

Our commitments as of March 31, 2021 consisted primarily of a facility operating lease and an operating lease for two copiers.

The total commitment for the facility lease as of March 31, 2021 was $0.4 million due over the lease term, compared to $0.5 million as of December 31, 2020.

We had an operating lease for 2 copiers as of March 31, 2021. The total commitment for the lease as of March 31, 2021 was $25 thousand due over the lease terms, compared to $29 thousand as of December 31, 2020.

See Note 8, “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

The disclosure set forth in Part II, Item 5 of this report regarding certain compensation related decisions by the Company’s Board of Directors is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The “Legal Matters” section of Note 8. “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

On May 4, 2021, the Compensation Committee of the Board of Directors of NovaBay Pharmaceuticals, Inc. (the “Company”) (1) approved the annual base salaries and target bonus percentages for 2021 for certain named executive officers of the Company, (2) awarded performance restricted stock units (“Performance RSUs”) to certain named executive officers of the Company, and (3) approved certain updates to the 2021 Non-Employee Director Compensation Plan. The following disclosure updates the information previously made available in the Company’s 2021 Annual Proxy Statement, as filed with the Securities and Exchange Commission on April 7, 2021, which disclosed compensation information prior to the decisions described herein being made.

The Compensation Committee retained Pay Governance LLC (the “Compensation Consultant”) to conduct a survey (the “Pay Governance Survey”) of the Company’s executive compensation program and board compensation program and recommend any appropriate changes for 2021, which it presented to the Compensation Committee in April 2021.  The Pay Governance Survey benchmarks the Company’s compensation practices as compared to the Company’s peer group. The Company’s peer group was approved by the Compensation Committee on May 4, 2021 and is comprised of the following 17 comparably-sized pharmaceutical companies:

AcelRx Pharmaceuticals, Inc. Adamis Pharmaceuticals Corporation Alimera Sciences, Inc. Anika Therapeutics, Inc. Aytu BioScience, Inc. BioDelivery Sciences International, Inc.	Cipher Pharmaceuticals Inc. Cumberland Pharmaceuticals Inc. DURECT Corporation EyeGate Pharmaceuticals, Inc. EyePoint Pharmaceuticals, Inc. Harrow Health, Inc.	Jaguar Health, Inc. Neos Therapeutics, Inc. Otonomy, Inc. Plus Therapeutics, Inc. Sonoma Pharmaceuticals, Inc.

The Pay Governance Survey found that while the Company is positioned slightly above the 25th percentile of the peer group on a revenue basis, the Company’s overall compensation to Messrs. Hall and Jones was below the peer median, particularly (1) the Company’s base salary amount and target bonus amount for Mr. Hall, which was below the market 25th percentile, (2) the Company’s base salary amount and target bonus amount for Mr. Jones, which was below the regressed revenue median, and (3) the Company’s long-term incentive equity grants for both Messrs. Hall and Jones, which were below the market 25th percentile. As a result of the Pay Governance Survey and based on the Compensation Consultant’s recommendations, the Compensation Committee recommended increases to Messrs. Hall’s and Jones’ annual base salary and target bonus amounts as well as Performance RSUs being granted to Messrs. Hall and Jones.

(i)	Executive Annual Base Salaries and Target Bonus Amounts

The Compensation Committee approved increases to annual base salaries and target bonus amounts for 2021 for certain named executive officers, with the annual base salaries to be effective as of May 1, 2021. The base salary of Mr. Justin Hall, the Company’s Chief Executive Officer and General Counsel, increased from $286,000 to $350,000 and his target bonus percentage of base salary increased from 40% to 50%. The base salary of Mr. Andrew Jones, the Company’s Chief Financial Officer, increased from $275,000 to $300,000 and his target bonus percentage of base salary increased from 30% to 35%.

(ii)	Performance Restricted Stock Units

The Compensation Committee granted Performance RSUs under the Company’s 2017 Omnibus Incentive Plan to Messrs. Hall and Jones in the amount of 500,000 Performance RSUs and 250,000 Performance RSUs, respectively.

The Performance RSUs are designed to align each executive’s total direct compensation with the long-term interests of the Company and its stockholders by further linking compensation to performance. In doing so, the Compensation Committee designed the Performance RSUs as described herein. The Performance RSUs represent the right to receive a number of shares of the Company’s common stock on a one-to-one basis with the number of Performance RSUs granted, subject to the Company's achievement of certain performance goals set forth in the award agreement. Under the Performance RSUs, the awards will vest based on the achievement of three performance goals as determined by the Compensation Committee at the end of a three-year performance period ending December 31, 2023.

The Performance RSUs are tied to three categories of performance goals to be achieved during the performance period, which will be equally weighted at the end of the performance period: (1) 1/3 of the Performance RSUs will be earned if the Company’s revenue meets a threshold amount for a trailing 12 month period; (2) 1/3 of the Performance RSUs will be earned if the Company achieves a threshold amount of cash flow for at least two consecutive quarters; and (3) 1/3 of the Performance RSUs will be earned if the Company achieves a threshold market capitalization for twenty consecutive trading days.

The Performance RSUs will only vest upon the achievement of the performance goals as determined by the Compensation Committee at the end of the performance period, subject, in general, to the executive's continuous employment with the Company through the end of the performance period; provided, however, an executive  will be entitled to  a pro-rated portion of the award in the event that his employment ceases upon his death or permanent disability. Further, if a change in control of the Company occurs, the Performance RSUs will immediately vest, even if the performance goals have not been met, and be settled in the form of consideration consistent with the terms of the change in control.

The Performance RSUs are subject to the terms and conditions of the award agreements evidencing the grants and the Company’s 2017 Omnibus Incentive Plan. The foregoing summary of the Performance RSUs does not purport to be complete and is qualified in its entirety by reference to the full text of the Performance RSUs for Messrs. Hall and Jones, which are filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

(iii)	Non-Employee Director Compensation Plan

The Pay Governance Survey also found that the Company’s 2021 Non-Employee Director Compensation Plan was below the market 25th percentile of the Company’s peers. As a result of the Pay Governance Survey and the Compensation Consultant’s recommendations, the Board of Directors, upon the recommendation of the Compensation Committee, also revised the previously adopted 2021 Non-Employee Director Compensation Plan to be effective as of July 1, 2021 and provide for the following compensation:

Board Meetings	Chairman of Committee for Committee Meetings	All Other Members for Committee Meetings

Chairman of the Board: Annual cash compensation of $52,000 per year.

Member of the Board: The annual fee consists of: (i) $40,000 in cash and (ii) 30,000 restricted stock units granted. The restricted stock units are granted at the Company’s Annual Meeting of Stockholders, and vest on the one year anniversary of the grant date.

Chairman of the Audit Committee: Annual cash compensation of $17,500 per year.

Chairman of the Compensation Committee:  Annual cash compensation of $13,000 per year.

Chairman of the N&CG Committee:  Annual cash compensation of $10,000 per year.

Lead Independent Director (if different from Chairman of the Board): Annual cash compensation of $30,000 per year.

Member of the Audit Committee: Annual cash compensation of $7,500 per year.

Member of the Compensation Committee:  Annual cash compensation of $6,000 per year for each committee.

Member of the N&CG Committee:  Annual cash compensation of $5,000 per year for each committee.

In comparison to the previously adopted plan, the updates include: (1) increasing the director’s annual cash retainer from $30,000 to $40,000, (2) changing the director’s annual grant of 20,000 stock options to 30,000 restricted stock units (to fully vest on the one-year grant date anniversary), (3) increasing the annual cash compensation of the chair of the Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee to $17,500, $13,000 and $10,000, respectively (from $12,000, $10,000 and $8,000, respectively), and (4) increasing the annual cash compensation for members of the Audit Committee and Compensation Committee to $7,500 and $6,000 (from $6,000 and $5,000, respectively) with the annual cash compensation for the Nominating & Corporate Governance Committee remaining the same at $5,000. Further, while the annual cash compensation for the Chairman of the Board remains at $52,000, the annual cash compensation for the Lead Independent Director if different from the Chairman of the Board (to the extent the Company’s Board of Directors has such a position in the future) was increased from $20,000 to $30,000.

The foregoing summary of the 2021 Non-Employee Director Compensation Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2021 Non-Employee Director Compensation Plan, which is filed herewith as Exhibit 10.3, and is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
10.1	Performance Restricted Stock Unit Award Agreement with Mr. Justin Hall +†					X
10.2	Performance Restricted Stock Unit Award Agreement with Mr. Andrew Jones +†					X
10.3	2021 Non-Employee Director Compensation Plan					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: May 6, 2021	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: May 6, 2021	/s/ Andrew Jones
Andrew Jones
Chief Financial Officer (principal financial officer)