Form 10-Q
period 2021-06-30
NovaBay Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 44,943,364 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,294	$11,952
Accounts receivable, net of allowance for doubtful accounts ($0 at June 30, 2021 and December 31, 2020)	1,232	1,106
Inventory, net of allowance for excess and obsolete inventory ($185 and $236 at June 30, 2021 and December 31, 2020, respectively)	682	608
Prepaid expenses and other current assets	564	576
Total current assets	12,772	14,242
Operating lease right-of-use assets	262	436
Property and equipment, net	94	84
Other assets	475	476
TOTAL ASSETS	$13,603	$15,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$208	$302
Accrued liabilities	1,883	2,115
Operating lease liabilities	298	416
Total current liabilities	2,389	2,833
Operating lease liabilities-non-current	5	87
Total liabilities	2,394	2,920
Commitments & contingencies (please refer to Note 8)
Stockholders' equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000 and 75,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 44,615 and 41,782 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	447	418
Additional paid-in capital	150,202	147,963
Accumulated deficit	(139,440)	(136,063)
Total stockholders' equity	11,209	12,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,603	$15,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales:
Product revenue, net	$2,126	$3,979	$3,927	$5,871
Other revenue, net	7	5	13	5
Total sales, net	2,133	3,984	3,940	5,876

Product cost of goods sold	614	2,040	1,069	2,621
Gross profit	1,519	1,944	2,871	3,255
Operating expenses:
Research and development	21	115	26	124
Sales and marketing	1,788	1,423	3,468	2,983
General and administrative	1,569	1,477	2,756	2,754
Total operating expenses	3,378	3,015	6,250	5,861
Operating loss	(1,859)	(1,071)	(3,379)	(2,606)

Non-cash loss on changes in fair value of warrant liability	—	(3,772)	—	(3,635)
Non-cash gain on changes in fair value of embedded derivative liability	—	—	—	2
Other income, net	—	362	2	176

Loss before provision for income taxes	(1,859)	(4,481)	(3,377)	(6,063)
Provision for income taxes	—	(1)	-	(1)
Net loss and comprehensive loss	$(1,859)	$(4,482)	$(3,377)	$(6,064)

Net loss per share (basic and diluted)	$(0.04)	$(0.15)	$(0.08)	(0.21)
Weighted-average shares of common stock used in computing net loss per share (basic and diluted)	42,561	30,384	42,174	$29,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	41,782	$418	$147,963	$(136,063)	$12,318
Net loss	—	—	—	(1,518)	(1,518)
Stock-based compensation expense related to employee and director stock options	—	—	130	—	130
Stock-based compensation expense related to non-employee stock options	—	—	53	—	53
Balance at March 31, 2021	41,782	$418	$148,146	$(137,581)	$10,983
Net loss	—	—	—	(1,859)	(1,859)
Issuance of warrants	—	—	13	—	13
Issuance of common stock, net of offering costs	2,673	27	1,749	—	1,776
Vesting of employee restricted stock awards	160	2	(2)	—	—
Stock-based compensation expense related to employee and director stock options	—	—	242	—	242
Stock-based compensation expense related to non-employee stock options	—	—	54	—	54
Balance at June 30, 2021	44,615	$447	$150,202	$(139,440)	$11,209

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	(1,582)	(1,582)
Issuance of common stock in connection with exercise of warrants	299	3	198	—	201
Vesting of employee restricted stock awards	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	45	—	45
Stock-based compensation expense related to non-employee stock options	—	—	12	—	12
Balance at March 31, 2020	28,239	$282	$125,975	$(126,606)	$(349)
Net loss	—	—	—	(4,482)	(4,482)
Issuance of common stock, net of offering costs	5,838	58	5,162	—	5,220
Issuance of common stock in connection with exercise of warrants	571	6	462	—	468
Stock-based compensation expense related to employee and director stock options	—	—	92	—	92
Stock-based compensation expense related to non-employee stock options	—	—	(2)	—	(2)
Stock option modification	—	—	36	—	36
Balance at June 30, 2020	34,648	$346	$131,725	$(131,088)	$983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020

Operating activities:
Net loss	$(3,377)	$(6,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	28
Stock-based compensation expense for options and stock issued to employees and directors	372	137
Stock-based compensation expense for options and stock issued to non-employees	107	10
Stock option modification expense	—	36
Vesting of employee restricted stock awards	(2)	2
Issuance of warrants	13	—
Non-cash loss on changes in fair value of warrant liability	—	3,635
Non-cash (gain) on changes in fair value of embedded derivative liability	—	(2)
Interest expense related to amortization of debt issuance and debt discount	—	143
Interest expense related to amortization of debt issuance related to related party notes payable	—	2
Changes in operating assets and liabilities:
Accounts receivable	(126)	(498)
Inventory	(74)	(134)
Prepaid expenses and other current assets	12	(230)
Operating lease right-of-use assets	174	449
Other assets	(1)	—
Accounts payable and accrued liabilities	(326)	473
Operating lease liabilities	(200)	(513)
Deferred revenue	2	115
Related party notes payable	—	73
Long-term obligations	—	432
Net cash used in operating activities	(3,406)	(1,906)

Investing activities:
Purchases of property and equipment	(27)	—
Net cash used in investing activities	(27)	—

Financing activities:
Proceeds from common stock issuances, net	1,775	5,220
Proceeds from exercise of warrants	—	669
Payment on the Convertible Note (see Note 10)	—	(1,145)
Payment on the Promissory Note (see Note 9)	—	(1,000)
Net cash provided by financing activities	1,775	3,744
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,658)	1,838
Cash, cash equivalents and restricted cash, beginning of year	12,427	7,412
Cash, cash equivalents and restricted cash, end of period	$10,769	$9,250

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$—	$55

Supplemental disclosure of non-cash information:
Non-cash payment of related party loan accrued interest	$—	$173
offset by related party accounts receivable

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

We continue to promote Avenova through all four of our primary distribution channels: (1) our over-the-counter direct-to-consumer model, allowing customers to purchase either online or at select brick and mortar stores; (2) retail pharmacies, dispensing Avenova to patients through national pharmacy chains across all 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our physician dispensed channel, allowing patients to buy Avenova during office visits to their preferred eye care specialist. We continue to achieve record overall Avenova unit sales quarter over quarter with more people using Avenova than ever before.

Avenova was launched as a prescription only product in 2016. To expand our addressable market, we launched Avenova as an over-the-counter product during the second quarter of 2019. By creating a consumer driven product that does not require a doctor’s prescription, we made Avenova available to many more potential customers. Over-the-counter Avenova also capitalizes on a trend to sell over-the-counter pharmaceutical products directly to consumers and adds convenience by allowing customers to forego a time-consuming doctor visit and trip to the pharmacy.

The launch of over-the-counter Avenova online proved to be especially fortuitous during the COVID-19 pandemic as it allowed consumers to order Avenova online without a prescription and without leaving their homes.

Over-the-counter Avenova is now our leading product by unit sales and net revenue despite having a lower average net selling price than prescription Avenova. This sales performance reflects our ongoing focus and increasing spend on digital marketing and public relations initiatives to promote Avenova directly to the end consumer. Avenova is available on Amazon.com, Walmart.com, and Avenova.com. Beginning in February 2021, Avenova became available at CVS store locations throughout the U.S. and on CVS.com, one of the nation’s largest retail chains.

Although we expect the online sales channel to continue to be our fastest-growing channel, support for Avenova from the medical community is important to maintaining its reputation as a preferred product. The “doctor recommended” halo effect around our brand remains strong due in part to our continued promotion of prescription Avenova.

Earlier this year, we launched a rebranded CelleRx® into the beauty industry as CelleRx® Clinical Reset™. Prior to this rebranding, our marketing of CelleRx focused on medical professionals only. Clinical Reset is formulated with NovaBay’s patented, pure, prescription-grade hypochlorous acid, a naturally occurring oxidant that is also produced by white blood cells within the human body. It keeps the skin’s natural barrier intact, which when out of balance can allow acne, rosacea and infection to set in.  Clinical Reset is complementary to a daily beauty regime for use on clean skin or over makeup. With the rebranding, we are leveraging new consumer focused messaging and the product’s pharmaceutical pedigree in robust social media and print advertising campaigns marketing CelleRx Clinical Reset in the beauty industry.

Beyond Avenova and CelleRx, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® and PhaseOne® for the wound care market. NeutroPhase is only sold in China through our exclusive distributor, Pioneer Pharma Co. Ltd. PhaseOne is only sold in the United States through our exclusive distributor, PhaseOne Health, LLC.

Last year, we responded to the national need for protective personal equipment (“PPE”) by tapping into our international supply network and launching the sale of third-party manufactured disposable KN95 facial coverings (“KN95 Masks”) and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we experienced a significant decrease in PPE sales in the third and fourth quarters of 2020 as supply shortages narrowed, prices declined and distribution competition increased. We have returned our focus to our core business in eyecare and we do not anticipate dedicating significant future Company resources toward the sale of PPE and we do not expect significant future revenue from PPE sales.

During the second quarter of this year, we introduced two complementary products to support the use of Avenova. Our Warm Eye Compress not only provides effective heat therapy for many eye conditions, but it also improves Avenova’s ability to restore the eyes’ natural defenses against tear evaporation. Additionally, the i-Chek Illuminated Eye Examination Mirror (“i-chek”) allows Avenova customers to get a closer look at common eye conditions that are often of concern to Avenova customers. These eye conditions include blepharitis, chalazion and styes. The i-Chek also helps Avenova users who suffer from dry eye to identify dirt, oil or debris that need removed from the eyelids and eyelashes for optimum ocular health. The use of Avenova and both products is meant to provide Avenova customers with a holistic approach to lid and lash hygiene.

Liquidity

Based primarily on our funds available on  June 30, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through August 12, 2022. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

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

The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same reported in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$10,294	$11,952
Restricted cash included in other assets	475	475
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$10,769	$12,427

The restricted cash amount included in other assets on the condensed consolidated balance sheets represents amounts held as certificates of deposit for Company credit cards and lease arrangements as contractually required by our financial institution and landlord.

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

During the three and six months ended June 30, 2021, Company revenues were derived primarily from sales of Avenova. During the three and six months ended June 30, 2020, revenues were derived primarily from sales of KN95 Masks and Avenova.

During the three and six months ended June 30, 2021 and 2020, revenues from each product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Avenova	$1,883	$1,140	$3,458	$2,686
KN95 Masks	—	2,839	—	3,012
NeutroPhase	175	—	175	173
Other products	68	—	294	—
Total product revenue, net	2,126	3,979	3,927	5,871
Other revenue, net	7	5	13	5
Total sales, net	$2,133	$3,984	$3,940	$5,876

During the three months ended June 30, 2021 and 2020, sales of Avenova via Amazon comprised 52% and 42% of total Avenova net revenue, respectively. During the six months ended June 30, 2021 and 2020, sales of Avenova via Amazon comprised 58% and 46% of total Avenova net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova net revenue during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, accounts receivable from our major distribution partners greater than 10% were as follows:

	June 30,	December 31,
Major distribution partner	2021	2020
Distributor C	29%	14%
Distributor A	19%	18%
CVS	14%	* %
Avenova Direct via Amazon	13%	11%
Congqing Pioneer Pharma Holdings Limited	10%	16%
Distributor B	*	14%

* Less than 10%

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. At June 30, 2021 and December 31, 2020, management recorded no reserve for accounts receivable.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both June 30, 2021 and December 31, 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $0.2 million.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office equipment, three years for computer equipment and software, and seven years for furniture and fixtures. Leasehold improvements are amortized over the lease term.

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

Revenue Recognition

Revenue generated through the Company’s webstores, Avenova.com and CelleRx.com, for Avenova and CelleRx (as well as the KN95 Masks) is recognized upon fulfillment, which generally occurs upon delivery of the related products to multiple third-party carriers. Shipping and handling costs are expensed as incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through Amazon.com and Walmart.com is recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our products are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

The Company also generates Avenova product revenue through product sales to its major distribution partners. Product supply of Avenova is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon receipt by the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to the distributor.

Revenue gener

ated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer. Revenue for product sales to CVS is recognized upon transfer of control to CVS, which generally occurs upon delivery of the related products to a third-party carrier, net of estimated future product returns.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $0.7 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Advertising expenses were $1.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of stockholders’ equity (deficit) based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (board members and consultants) based on the fair market value of the Company’s common stock as of the date of issuance.

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

During the three and six months ended June 30, 2021 and 2020, there was no difference between basic and diluted EPS in each period due to the Company’s net loss.

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2021	2020	2021	2020
Net loss	$(1,859)	$(4,482)	$(3,377)	$(6,064)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	42,561	30,384	42,174	29,012
Net loss per share, basic and diluted	$(0.04)	$(0.15)	$(0.08)	$(0.21)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2021	2020
Stock options	3,873	2,692
Stock warrants	7,082	7,105
	10,955	9,797

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021.

NOTE 3. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

		Fair Value Measurements Using
Assets	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements Using
Assets	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$168	$165
Prepaid inventory	104	—
Prepaid financing costs	68	—
Prepaid dues and subscriptions	54	53
Prepaid sales rebates (Avenova contract asset)	42	144
Prepaid patents	31	47
Prepaid security deposit for lease	—	65
Other	97	102
Total prepaid expenses and other current assets	$564	$576

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials and supplies	$294	$159
Finished goods	573	685
Less: Reserve for excess and obsolete inventory	(185)	(236)
Total inventory, net	$682	$608

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment and software	$395	$365
Furniture and fixtures	157	157
Leasehold improvements	79	79
Production equipment	65	65
Office equipment	20	20
Total property and equipment, at cost	716	686
Less: accumulated depreciation and amortization	(622)	(602)
Total property and equipment, net	$94	$84

Depreciation and amortization expense was $11 thousand and $14 thousand for the three months ended June 30, 2021 and 2020, respectively, and $20 thousand and $28 thousand for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Avenova contract liabilities	$943	$730
Employee payroll and benefits	421	632
Consulting services	208	98
Inventory purchases	121	181
Sublease security deposit	—	198
Other	190	276
Total accrued liabilities	$1,883	$2,115

NOTE 8. COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2021.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2021.

Legal Matters

On July 29, 2019, Mr. John McGovern, the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer, submitted a demand for arbitration in connection with his separation from service with the Company. The arbitration was settled in December 2020. Mr. McGovern released the Company from all outstanding obligations upon settlement.

The Company’s insurance carrier determined that the Company was entitled to a $0.3 million reimbursement for litigation costs incurred in conjunction with the McGovern matter. The Company received a $0.3 million reimbursement on April 23, 2021 which was offset against general and administrative expenses in the Company’s Consolidated Statement of Operation and Comprehensive Loss for the three months ended March 31, 2021.

As of June 30, 2021, there were no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$99	$250	$199	$514
Sublease income	—	(158)	—	(316)
Net lease cost	$99	$92	$199	$198

Other information
Operational cash flow used for operating leases	$113	$284	$226	$580

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (in years)	0.7	1.4
Weighted-average discount rate	12%	12%

Future lease payments under non-cancelable leases as of June 30, 2021 were as follows (in thousands):

2021	$228
2022	89
Thereafter	—
Total future minimum lease payments	317
Less imputed interest	(14)
Total	$303

Reported as:
Operating lease liability	$298
Operating lease liability- non-current	5
Total	$303

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

On April 16, 2020, the Company entered into an international distribution agreement with Shenzhen Microprofit Biotech Co., Ltd. (“Microprofit”) (the “Microprofit Agreement”). In accordance with the Microprofit Agreement, the Company assisted Microprofit in applying for approval of Microprofit’s SARS-CoV-2 IgG and IgM Antibody Combined Test Kit (“Test Kits”) by the FDA. Under the terms of the Microprofit Agreement, if such approvals were granted, the Company would issue warrants to certain Microprofit officers exercisable for an aggregate number of shares of the Company’s common stock equivalent to 12% of the Company’s outstanding common stock on the date of approval. If FDA approval were received, the Microprofit Agreement would grant the Company exclusive rights to distribute the Test Kits in the United States through December 31, 2021. As of June 30, 2021, the Company determined that the issuance of warrants under the Microprofit Agreement is not probable. Accordingly, the parties mutually agreed to terminate the agreement subsequent to June 30, 2021 on August 10, 2021.

In connection with the Microprofit Agreement, on April 16, 2020, the Company entered into an intermediary distribution agreement with Chongqing Pioneer Pharma Holdings Limited (“Chongqing Pioneer”), a related party, which was subsequently amended on June 29, 2020 (the “Distribution Agreement”). The Distribution Agreement provided that the Company will purchase all Test Kits from Chongqing Pioneer as an intermediary. The Distribution Agreement was terminated subsequent to June 30, 2021 on August 10, 2021.

NOTE 9. RELATED PARTY NOTE PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Pharma”), which was amended on June 25, 2019 and May 14, 2020 (the “Promissory Note”). The Promissory Note provided for an interest payment of $0.2 million which was initially amended to a payment of $0.3 million and subsequently amended to replace the cash interest payment with the delivery of 65,178 units of NeutroPhase (40ml) to Pioneer Pharma. The second amendment to the Promissory Note also provided the Company with the right to repay the note at any time. On May 14, 2020, the Company repaid the $1.0 million principal balance of the Promissory Note using proceeds raised through the at-the-market offering and equity program (“ATM Program”) (see Note 12, “Stockholders’ Equity”). The Company settled the accrued interest through two separate shipments of NeutroPhase in 2020. Upon full repayment of principal and interest during the year ended December 31, 2020, the Company was released from the Promissory Note with Pioneer Pharma.

In connection with the Promissory Note, the Company paid China Kington a 2% fee for brokering the transaction and entered into a consulting agreement with China Kington for a term of one year, which expired on March 1, 2020 (the “Consulting Agreement”). Bob Wu, acting in a dual role as a member of the Company’s Board of Directors (the “Board”) and as principal of China Kington, was paid $0.1 million pursuant to the Consulting Agreement. Upon the expiration of the Consulting Agreement, the parties entered into a new consulting agreement, in which no cash compensation will be paid. Debt issuance costs associated with the issuance of the Promissory Note of $20 thousand was recognized and recorded as an offset to the related party note payable in the consolidated balance sheets.

The interest expense recognized, including amortization of the issuance costs, was $27 thousand and $75 thousand during the three and six months ended June 30, 2020, respectively. There was no comparable expense during the three and six months ended June 30, 2021.

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

During the three and six months ended June 30, 2020, the Company recorded a gain of $0 and $2 thousand, respectively, in the unaudited condensed consolidated statements of operations and comprehensive loss. There was no comparable gain or loss during the three and six months ended June 30, 2021.

During both the three and six months ended June 30, 2020, the effective interest rate on the Convertible Note was 37% and 43%, respectively. Interest expense recognized, including amortization of the issuance costs and debt discount, was $59 thousand and $199 thousand during the three and six months ended June 30, 2020, respectively. There was no comparable expense during the three and six months ended June 30, 2021.

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

On March 6, 2020, the remaining 35,107 July 2011 Warrants expired unexercised. There were no July 2011 Warrants outstanding as of June 30, 2021.

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

On October 27, 2020, 15,320 October 2015 expired unexercised. There were no October 2015 Warrants outstanding as of June 30, 2021.

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

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of June 30, 2021.

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

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of June 30, 2021.

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by its Board of Directors under its Amended and Restated Certificate of Incorporation. There were no shares of preferred stock outstanding as of June 30, 2021 and December 31, 2020.

Common Stock

April 2020 At the Market Offering

In the second quarter of 2020, the Company established the 2020 ATM Program with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). For additional information regarding the offering and equity program, see the Company’s Current Reports on Form 8-K filed with the SEC on April 27, 2020 and June 15, 2020. During the second quarter of 2020, 5,836,792 shares of common stock were issued under the 2020 ATM Program for total net proceeds of $5.6 million, net of offering costs of $0.4 million.

May 2021 At the Market Offering

In the second quarter of 2021, the Company established the 2021 ATM Program with Ladenburg. For additional information regarding the offering and equity program, see the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021. During the second quarter of 2021, 2,672,000 shares of common stock were issued under the 2021 ATM Program for total net proceeds of $1.8 million, net of offering costs of $0.1 million.

TLF Bio Innovation Stock Purchase

On May 13, 2020, TLF Bio Innovation purchased 1,000 shares of the Company’s common stock for total proceeds of $1 thousand pursuant to the TLF Agreement described in Note 8, “Commitments and Contingencies”.

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

In March 2020, a total of 35,107 July 2011 Warrants expired unexercised. As of June 30, 2021, there were no July 2011 Warrants outstanding.

March 2015 Warrants

In the first quarter of 2015, the Company issued 649,133 common stock purchase warrants exercisable for 649,133 shares of common stock in connection with a private placement offering (the “March 2015 Warrants”). The exercise price of individual March 2015 Warrants varied between $15.00 and $16.25 per share at the time of issuance. The Company issued 278,200 of the March 2015 Warrants with an expiration date of March 6, 2020 and the remaining 370,933 March 2015 Warrants with an expiration date of June 6, 2015. In October 2015, in connection with a separate financing event, the exercise price of all outstanding March 2015 Warrants was reduced to $5.00 per share and the expiration date of all outstanding warrants expiring on June 6, 2015 was extended to March 6, 2020. In February 2016 and May 2019, the exercise price of all outstanding July 2011 Warrants was reduced to $1.81 and $0.2061 per share, respectively, pursuant to price protection provisions of the warrants.

During the first quarter of 2020, a total of 70,000 March 2015 Warrants were exercised, resulting in gross proceeds of $14 thousand. Also in the first quarter of 2020, all remaining 7,419 March 2015 Warrants expired unexercised. As of June 30, 2021, there were no March 2015 Warrants outstanding.

October 2015 Warrants

In the fourth quarter of 2015, the Company issued 442,802 common stock purchase warrants exercisable for 442,802 shares of common stock in connection with a public offering (the “October 2015 Warrants”). The warrants were issued with an exercise price of $5.00 and an expiration date of October 27, 2020. In February 2016 and May 2019, the exercise price of outstanding October 2015 Warrants was reduced to $1.81 and $0.2061 per share, respectively, pursuant to price protection provisions of the warrants. Also during the fourth quarter of 2020, a total of 22,680 October 2015 Warrants were exercised, resulting in gross proceeds of $5 thousand.

During the fourth quarter of 2020, all remaining 15,320 October 2015 Warrants expired unexercised. As of June 30, 2021, there were no October 2015 Warrants outstanding.

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

During the second quarter of 2020, a total of 571,428 June 2019 Warrants were exercised, resulting in gross proceeds of $497 thousand. The Company paid China Kington a fee of $29 thousand, or six percent (6%) of the gross proceeds, for brokering the exercise transaction. Also during the second quarter of 2020, all remaining 571,428 June 2019 Warrants expired unexercised. As of June 30, 2021, there were no June 2019 Warrants outstanding.

August 2019 Common Stock Purchase Agreement, 2019 Domestic Warrants, 2019 Ladenburg Warrants and 2019 Foreign Warrants

In the third quarter of 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) for the sale of (i) 4,198,566 shares of common stock and (ii) 4,198,566 common stock purchase warrants exercisable for 4,198,566 shares of common stock (the “2019 Domestic Warrants”) for gross proceeds of $4.2 million. The 2019 Domestic Warrants were issued with an exercise price of $1.15 and an expiration date of February 13, 2025.

The Company allocated the proceeds between the common stock and 2019 Domestic Warrants by applying the relative fair value allocation methodology. The Company first allocated $3.1 million to the 2019 Domestic Warrants, with the residual amount allocated to the common stock. See Note 11, “Warrant Liability” for further discussion of the key assumptions used to value the 2019 Domestic Warrants.

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

The Company incurred total issuance costs of $0.5 million in conjunction with the 2019 Purchase Agreement. The Company allocated $0.2 million of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations and comprehensive loss during the period. The remaining $0.3 million was recorded as a reduction of additional paid-in capital in the Company’s consolidated balance sheets. As the 2019 Ladenburg Warrants were accounted for as a stock issuance cost, $59 thousand was allocated to the warrant liability and expensed during the period and $65 thousand was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets. See Note 11, “Warrant Liability” for a discussion of the key assumptions used to value the 2019 Ladenburg Warrants.

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

During the third quarter of 2020, the Company and all holders of the 2019 Domestic Warrants and 2019 Foreign Warrants entered into warrant repricing letter agreements. Pursuant to the agreement, in consideration for the exercise in full of the 2019 Domestic Warrants and 2019 Foreign Warrants, the Company agreed to: (1) reduce the exercise price of the 2019 Domestic Warrants and the 2019 Foreign Warrants to $0.99 per share prior to exercise, and (2) in a private placement, issue new common stock purchase warrants (the “New Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of 2019 Domestic Warrants and 2019 Foreign Warrants currently held by such holders upon the holders exercising their warrants.

The New Warrants became exercisable six months after their issuance, for an aggregate of 6,898,566 shares of common stock. The New Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance. The Company determined that the common stock issued from the exercise of the 2019 Domestic and 2019 Foreign Warrants, and the New Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the New Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital.

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

TLF Bio Innovation 2021 Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 (the “TLF Warrants”) pursuant to the TLF Agreement described in Note 8, “Commitments and Contingencies”. The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity.

The details of all outstanding warrants as of June 30, 2021 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2020	7,067	$1.63
Warrants granted	15	$0.67
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding at June 30, 2021	7,082	$1.63

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On January 15, 2021, the number of shares available for future awards under the 2017 Plan was increased by 1,671,303 shares. As of June 30, 2021, there were 2,751,227 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at June 30, 2021 and activity during the period ended June 30, 2021:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,165	$2.05	7.6	$189
Options granted	92	$0.94
Sales and marketing	900	$—
Options exercised	-	$—
Restricted stock units vested	(160)	$—
Options forfeited/cancelled	(124)	$3.19
Restricted stock units cancelled	-	$—
Outstanding at June 30, 2021	3,873	$1.59	7.7	$669

Vested and expected to vest at June 30, 2021	3,480	$1.69	7.6	$593

Vested at June 30, 2021	1,564	$3.06	5.3	$37

Exercisable at June 30, 2021	1,564	$3.06	5.3	$37

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of June 30, 2021 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and six months ended June 30, 2021 and 2020. The Company received no cash payments for the exercise of stock options during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $1.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.47 years.

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

During the six months ended June 30, 2021 and 2020, the Company granted options to employees and directors to purchase an aggregate of 92,000 and 520,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2021	2020
Expected price volatility	164.31%	159.81%
Sales and marketing	6.19	6.43
Risk-free interest rate	1.09%	0.50%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.90	$0.93

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

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate

In addition, during the six months ended June 30, 2021, the Company granted 900,000 shares of restricted stock to employees and directors. During the six months ended June 30, 2020, the Company granted 160,000 shares of restricted stock to employees and directors.

For the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $242 thousand and $128 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $372 thousand and $174 thousand, respectively, for stock-based awards to employees and directors.

In April 2020, the Company modified stock options held by Ms. Gail Maderis, who resigned as a director of the Company, effective April 1, 2020. The option exercise period for Ms. Maderis was extended from three months to three years, calculated from her date of resignation. Also, her stock option awards became fully vested at the date of her resignation. In connection with the stock option modification, the Company recognized incremental stock-based compensation expense of $36 thousand, which is included in the figure above.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2021 and 2020, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model as discussed above.

In addition, during the six months ended June 30, 2021 and 2020, the Company did not grant restricted stock to non-employees.

For the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $54 thousand and negative $2 thousand, respectively, related to non-employee consultant stock and option grants. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $107 thousand and $9 thousand, respectively, related to non-employee consultant stock and option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$3	$7	$7	$14
Sales and marketing	34	11	65	20
General and administrative	259	108	407	149
Total stock-based compensation expense	$296	$126	$479	$183

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

The following table presents changes in the Company's contract assets and liabilities for the six months ended June 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
Contract Liabilities: Deferred Revenue	$2	$2	$(2)	$2
Contract Liabilities: Accrued Liabilities (includes contract assets)	573	923	(594)	902
Total	$575	$925	$(596)	$904

During the six months ended June 30, 2021 and 2020, the Company recognized the following revenue (in thousands):

	Six Months Ended June 30,
	2021	2020
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$573	$434
New activities in the period:
Performance obligations satisfied	3,367	5,442
	$3,940	$5,876

Avenova Distribution Agreements and Specialty Pharmacies

Prescription Avenova is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended June 30, 2021 and 2020, the Company earned $0.3 million and $0.4 million, respectively, in sales revenue for its Avenova product from these distribution and partner pharmacy agreements. During the six months ended June 30, 2021 and 2020, the Company earned $0.4 million and $0.9 million, respectively, in sales revenue for its Avenova product from these distribution and partner pharmacy agreements.

Under the prescription Avenova product distribution arrangements, the Company had a contract liability balance of $0.9 million and $0.7 million at  June 30, 2021 and December 31, 2020, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheets. The Company also recorded a prepayment of $42 thousand and $0.1 million for rebates related to these distribution agreements as of June 30, 2021 and December 31, 2020, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheets. See Note 4, “Prepaid Expenses and Other Current Assets”.

Over-the-counter Avenova

Non-prescription Avenova was launched online on June 1, 2019 direct to U.S. customers. Over-the-counter Avenova is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com as well as in CVS stores. Over-the-counter Avenova is the same strength hypochlorous formulation as our prescription Avenova product, but comes in a smaller size. This channel provides the Company with more stable pricing and provides customers with easy access to our product. During the three and six months ended June 30, 2021, the revenue generated from over-the-counter Avenova was $1.3 million and $2.6 million, respectively. During the three and six months ended June 30, 2020, the revenue generated from over-the-counter Avenova was $0.6 million and $1.4 million, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and made no contributions during either the three or six months ended June 30, 2021 or 2020.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Related party revenue:
NeutroPhase	$175	$—	$175	$173
Total related party revenue	$175	$—	$175	$173

Cost of goods sold:
NeutroPhase	$131	$—	$131	$90
Total related party expenses	$131	$—	$131	$90

Related party accounts receivable was $0.1 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.

Other Related Party Expenses

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company purchased KN95 Masks through an affiliate of China Pioneer. As of June 30, 2021 and December 31, 2020, related party accounts payable was $10 thousand and $8 thousand, respectively.

The following table summarizes information about the Company’s other related party expenses excluding stock-based compensation during the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commissions to China Kington related to:
Exercise of June 2019 Warrants	$—	$29	$—	$41
Total commissions to China Kington	—	29	—	41
Board Director Bob Wu consulting fee	—	—	—	50
Total related party expenses	$—	$29	$—	$91

In connection with the Company's re-launch of CelleRx Clinical Reset, on November 17, 2020, the Company entered into a consulting agreement with Eric Wu (the “Consulting Agreement”). Eric Wu is Partner and Senior Vice President of China Kington and the brother of Bob Wu, who serves on the Company’s Board of Directors. Pursuant to the Consulting Agreement, Eric Wu will act as a consultant to the Company in support of the CelleRx product re-launch as well as in potential financings and other transaction opportunities. The term of the Consulting Agreement is for twelve months. As consideration for his services, the Company granted Eric Wu options exercisable for 300,000 shares of the Company’s common stock under the Company’s 2017 Omnibus Incentive Plan with an exercise price equal to the Company’s closing stock price on the date of the grant and vesting on the one-year anniversary of the grant date. There was no stock-based compensation expense recorded for the three or six months ended June 30, 2020 related to Eric Wu’s options. For the three and six months ended June 30, 2021, a fee of $30 and $60 thousand was recorded.

NOTE 17. PAYCHECK PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds in the amount of $0.9 million from Wells Fargo Bank, N.A. (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on June 5, 2020. The PPP loan provides for an interest rate of 1.00% per year and matures two years after the date of initial disbursement, with initial principal and interest payments coming due late in fiscal 2021. The Note could be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, rent and utilities incurred during the 24-week period after receiving the PPP Loan (collectively, “Qualifying Expenses”) in order for the PPP Loan to be forgiven in whole or in part. The Company used the entire PPP Loan amount for Qualifying Expenses.

Since the Company determined that there was reasonable assurance that it would meet the conditions for forgiveness of the full loan amount, the Company accounted for the forgivable PPP Loan as a government income grant that we earned through the Company’s compliance with the loan forgiveness criteria. A deferred income liability was recognized upon receipt of the forgivable loan proceeds. The deferred income liability was recognized as other income as Qualifying Expenses were incurred. For the three and six months ended June 30, 2020, $469 thousand was recognized as other income and recorded in the condensed consolidated statements of operations and comprehensive loss. No amount was recognized for the three and six six months ended June 30, 2021.

The Company received notice, dated May 24, 2021, from Wells Fargo Bank, N.A. confirming the full loan amount of $0.9 million was forgiven.

NOTE 18. SUBSEQUENT EVENTS

On August 10, 2021, the Company terminated the Microprofit Agreement, dated April 16, 2020, with Microprofit and the Distribution Agreement, dated April 16, 2020, with Chongqing Pioneer, as amended by the First Amendment, dated June 29, 2020, as further described in Note 8, “Commitments and Contingencies”.

Pursuant to the Microprofit Agreement and the Distribution Agreement, Microprofit granted the Company exclusive rights to distribute the Test Kits in the United States through December 31, 2021, subject to various assumptions including the approval by the FDA, with Chongqing Pioneer to act as an intermediary between Microprofit and the Company in the distribution of the Test Kits if approved by the FDA. As previously disclosed, on June 7, 2021, the Company was notified by the FDA that it declined to review the Company’s Emergency Use Authorization request for the Test Kits. As such, the Test Kits are not authorized to be distributed or used as proposed in the United States, and the Microprofit Agreement and Distribution Agreement were terminated by the parties mutual agreement for administrative and accounting purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021. This discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “should,” “goals,” “potential,” “plans,” “believes,” “estimates,” “predicts,” “projects,” variations of these words, and similar expressions are intended to identify these forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, estimates and facts as of the date hereof and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

the ongoing trajectory of COVID-19, including the new Delta variant of COVID-19 which appears to be the most transmissible variant to date, and the extent to which and speed at which the global economy recovers, the nature and extent of ongoing governmental measures to contain the pandemic, the speed and efficacy of the vaccine roll out, and our assumptions, estimates and beliefs regarding the possible effect of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

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

We continue to promote Avenova through all four of our primary distribution channels: (1) our over-the-counter direct-to-consumer model, allowing customers to purchase either online or at select brick and mortar stores; (2) retail pharmacies, dispensing Avenova to patients through national pharmacy chains across all 50 states; (3) our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing; and (4) our physician dispensed channel, allowing patients to buy Avenova during office visits to their preferred eye care specialist We continue to achieve record overall Avenova unit sales quarter over quarter with more people using Avenova than ever before.

Avenova was launched as a prescription only product in 2016. To expand our addressable market, we launched Avenova as an over-the-counter product during the second quarter of 2019. By creating a consumer driven product that does not require a doctor’s prescription, we made Avenova available to many more potential customers. Over-the-counter Avenova also capitalizes on a trend to sell over-the-counter pharmaceutical products directly to consumers and adds convenience by allowing customers to forego a time-consuming doctor visit and trip to the pharmacy.

The launch of over-the-counter Avenova online proved to be especially fortuitous during the COVID-19 pandemic as it allowed consumers to order Avenova online without a prescription and without leaving their homes.

Over-the-counter Avenova is now our leading product by unit sales and net revenue despite having a lower average net selling price than prescription Avenova. This sales performance reflects our ongoing focus and increasing spend on digital marketing and public relations initiatives to promote Avenova directly to the end consumer. Avenova is available on Amazon.com, Walmart.com, and Avenova.com. Beginning in February 2021, Avenova became available at CVS store locations throughout the U.S. and on CVS.com, one of the nation’s largest retail chains.

Although we expect the online sales channel to continue to be our fastest-growing channel, support for Avenova from the medical community is important to maintaining its reputation as a preferred product. The “doctor recommended” halo effect around our brand remains strong due in part to our continued promotion of prescription Avenova.

Earlier this year, we launched a rebranded CelleRx® into the beauty industry as CelleRx® Clinical Reset™. Prior to this rebranding, our marketing of CelleRx focused on medical professionals only. Clinical Reset is formulated with NovaBay’s patented, pure, prescription-grade hypochlorous acid, a naturally occurring oxidant that is also produced by white blood cells within the human body.  It keeps the skin’s natural barrier intact, which when out of balance can allow acne, rosacea and infection to set in. Clinical Reset is complementary to a daily beauty regime for use on clean skin or over makeup. With the rebranding, we are leveraging new consumer focused messaging and the product’s pharmaceutical pedigree in robust social media and print advertising campaigns marketing CelleRx Clinical Reset in the beauty industry.

Beyond Avenova and CelleRx, we have developed additional products containing our proprietary, stable and pure form of hypochlorous acid, including NeutroPhase® and PhaseOne® for the wound care market. NeutroPhase is only sold in China through our exclusive distributor, Pioneer Pharma Co. Ltd. PhaseOne is only sold in the United States through our exclusive distributor, PhaseOne Health, LLC.

Last year, we responded to the national need for PPE by tapping into our international supply network and launching the sale of KN95 Masks and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we experienced a significant decrease in PPE sales in the third and fourth quarters of 2020 as supply shortages narrowed, prices declined and distribution competition increased. We have returned our focus to our core business in eyecare and we do not anticipate dedicating future Company resources toward the sale of PPE and we do not expect future revenue from PPE sales.

During the second quarter of this year, we introduced two complementary products to support the use of Avenova. Our Warm Eye Compress not only provides effective heat therapy for many eye conditions, but it also improves Avenova’s ability to restore the eyes’ natural defenses against tear evaporation. Additionally, the i-Chek Illuminated Eye Examination Mirror allows Avenova customers to get a closer look at common eye conditions that are often of concern to Avenova customers. These eye conditions include blepharitis, chalazion and styes. The i-Chek also helps Avenova users who suffer from dry eye to identify dirt, oil or debris that need removed from the eyelids and eyelashes for optimum ocular health. The use of Avenova and both products is meant to provide Avenova customers with a holistic approach to lid and lash hygiene.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. Management recorded no reserve for accounts receivable at June 30, 2021 and December 31, 2020.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both June 30, 2021 and December 31, 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $0.2 million.

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

Revenue Recognition

Revenue generated through the Company’s webstores, Avenova.com and CelleRx.com, for Avenova and CelleRx (as well as the KN95 Masks previously offered and sold) is recognized upon receipt by the customer through multiple third-party carriers. Shipping and handling costs are expensed as fulfillment costs and are incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

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

Revenue for product sales to CVS is recognized upon transfer of control to CVS, which generally occurs upon delivery of the related products to a third-party carrier, net of estimated future product returns.

The following table summarizes the activity in the accounts related to product revenue allowances during the six months ended June 30, 2021 (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebates	Returns	Total

Balance at December 31, 2020	$(91)	$(10)	$55	$(527)	$(573)
Current provision related to sales made during current period	(137)	(27)	(423)	(336)	(923)
Payments	63	19	320	192	594
Balance at June 30, 2021	$(165)	$(18)	$(13)	$(671)	$(902)

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, non-employee directors and consultants. The expense associated with these grants is recognized in the Company’s consolidated statements operations and comprehensive loss based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (board members and consultants) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended
	June 30,		Dollar	Percent
(in thousands)	2021	2020	Change	Change
Statement of Operations
Sales:
Product revenue, net	$2,126	$3,979	$(1,853)	(47%)
Other revenue, net	7	5	2	40%
Total sales, net	2,133	3,984	(1,851)	(46%)

Product cost of goods sold	614	2,040	(1,426)	(70%)
Gross profit	1,519	1,944	(425)	(22%)

Research and development	21	115	(94)	(82%)
Sales and marketing	1,788	1,423	365	26%
General and administrative	1,569	1,477	92	6%
Total operating expenses	3,378	3,015	363	12%
Operating loss	(1,859)	(1,071)	(788)	74%

Non-cash loss on changes in fair value of warrant liability	-	(3,772)	3,772	(100%)
Other income, net	-	362	(362)	(100%)

Loss before provision for income taxes	(1,859)	(4,481)	2,622	(59%)
Provision for income taxes	-	(1)	1	(100%)
Net loss and comprehensive loss	$(1,859)	$(4,482)	$2,623	(59%)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.9 million, or 47%, to $2.1 million for the three months ended June 30, 2021, from $4.0 million for the three months ended June 30, 2020. The change in product revenue, net, is primarily the result of revenue generated from the sale of KN95 Masks resulting in $2.8 million in product revenue, net, during the three months ended June 30, 2020 with no comparable revenue in the 2021 period. We do not anticipate dedicating future Company resources toward the sale of KN95 Masks or other PPE and we do not expect any 2021 or future revenue from KN95 Masks or other PPE.

Avenova revenue increased by 65% to $1.9 million for the three months ended June 30, 2021, from $1.1 million for the three months ended June 30, 2020. The increase reflects a continued higher number of overall Avenova units sold, primarily a result of an increase in the number of over-the-counter units. The increase in over-the-counter units includes the impact of our ongoing focus and increasing spend on digital marketing initiatives to promote Avenova directly to end consumers. The increase was partially offset by a decrease in the number of units sold through our pharmacy channels. The overall increase in revenue due to unit sales was also partially offset by the lower average net selling price associated with over-the-counter units as compared to units sold through our pharmacy channels.

Cost of goods sold decreased by $1.4 million, or 70%, to $0.6 million for the three months ended June 30, 2021, from $2.0 million for the three months ended June 30, 2020. The decrease was primarily the result of cost of goods sold from the sale of KN95 Masks during the three months ended June 30, 2020, with no comparable result in the 2021 period. This decrease was partially offset by the overall increase in the number of Avenova units sold during the three months ended June 30, 2021, as compared to the 2020 period.

Gross profit decreased by $0.4 million, to $1.5 million for the three months ended June 30, 2021, from $1.9 million for the three months ended June 30, 2020. The decrease was primarily the result of the lack of sales of KN95 Masks in the 2021 period, partially offset by the increase in overall Avenova revenue.

Research and Development

Research and development expenses decreased by $94 thousand to $21 thousand for the three months ended June 30, 2021, from $115 thousand for the three months ended June 30, 2020. The decrease was primarily the result of regulatory expenses incurred in the 2020 period under the Microprofit Agreement as further described in Note 8, “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, with no comparable expenditures in the 2021 period. The parties mutually agreed to terminate the agreement on August 10, 2021.

Sales and Marketing

Sales and marketing expenses increased by $0.4 million, or 26%, to $1.8 million for the three months ended June 30, 2021, from $1.4 million for the three months ended June 30, 2020. The increase was primarily due to an increase in Avenova and CelleRx digital advertising costs and was partly off-set by a decrease in sales representative headcount.

General and Administrative

General and administrative expenses increased by $0.1 million, to $1.6 million for the three months ended June 30, 2021, from $1.5 million for the three months ended June 30, 2020. The increase was primarily the result of an increase in the overall cost of general and administrative personnel which was partially offset by a decrease in the cost of consultants and legal expenses. The 2020 period includes legal expenses incurred in conjunction with a dispute with the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer (see Note 8, “Commitments and Contingencies”) with no comparable costs incurred in the 2021 period.

Non-Cash Gain on Changes in Fair Value of Warrant Liability

The Company recorded a non-cash loss on a change in fair value of warrant liability of $3.8 million for the three months ended June 30, 2020. There was no comparable result for the three months ended June 30, 2021. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, to the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Other Income, Net

The Company recorded other income, net of $362 thousand  for the three months ended June 30, 2020. There was no comparable result for the three months ended June 30, 2021. The 2020 result consisted primarily of income of $469 thousand representing qualifying expenses incurred under the PPP loan program. For additional information, see Note 17 “Paycheck Protection Program” The income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019.  For additional information regarding the Promissory Note and Convertible Note, please see Note 9, “Related Party Note Payable” and Note 10, “Convertible Note”, to the Notes to Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.”

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,		Dollar	Percent
(in thousands)	2021	2020	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,927	$5,871	$(1,944)	(33%)
Other revenue, net	13	5	8	160%
Total sales, net	3,940	5,876	(1,936)	(33%)

Product cost of goods sold	1,069	2,621	(1,552)	(59%)
Gross profit	2,871	3,255	(384)	(12%)

Research and development	26	124	(98)	(79%)
Sales and marketing	3,468	2,983	485	16%
General and administrative	2,756	2,754	2	0%
Total operating expenses	6,250	5,861	389	7%
Operating loss	(3,379)	(2,606)	(773)	30%

Non-cash loss on changes in fair value of warrant liability	-	(3,635)	3,635	(100%)
Non-cash gain on changes in fair value of embedded derivative liability	-	2	(2)	(100%)
Other income, net	2	176	(174)	(99%)

Loss before provision for income taxes	(3,377)	(6,063)	2,686	(44%)
Provision for income taxes	-	(1)	1	(100%)
Net loss and comprehensive loss	$(3,377)	$(6,064)	$2,687	(44%)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.9 million, or 33%, to $3.9 million for the six months ended June 30, 2021, from $5.9 million for the six months ended June 30, 2020. The change in product revenue, net, is primarily the result of revenue generated from the sale of KN95 Masks resulting in $3.0 million in product revenue, net, during the six months ended June 30, 2020 with no comparable revenue in the 2021 period. We do not anticipate dedicating future Company resources toward the sale of KN95 Masks or other PPE and we do not expect any 2021 or future revenue from KN95 Masks or other PPE.

Avenova revenue increased by 29% to $3.5 million for the six months ended June 30, 2021, from $2.7 million for the six months ended June 30, 2020. The increase reflects a continued higher number of overall Avenova units sold, primarily a result of an increase in the number of over-the-counter units. The increase in over-the-counter units includes the impact of our ongoing focus and increasing spend on digital marketing initiatives to promote Avenova directly to end consumers. The increase was partially offset by a decrease in the number of units sold through our pharmacy channels. The overall increase in revenue due to unit sales was also partially offset by the lower average net selling price associated with over-the-counter units as compared to units sold through our pharmacy channels.

Cost of goods sold decreased by $1.6 million, or 59%, to $1.1 million for the six months ended June 30, 2021, from $2.6 million for the six months ended June 30, 2020. The decrease was primarily the result of cost of goods sold from the sale of KN95 Masks during the six months ended June 30, 2020, with no comparable result in the 2021 period. This decrease was partially offset by the overall increase in the number of Avenova units sold during the six months ended June 30, 2021, as compared to the 2020 period.

Gross profit decreased by $0.4 million, to $2.9 million for the six months ended June 30, 2021, from $3.3 million for the six months ended June 30, 2020. The decrease was primarily the result of the Company no longer selling the KN95 Masks in the 2021 period, partially offset by the increase in overall Avenova revenue.

Research and Development

Research and development expenses decreased by $98 thousand to $26 thousand for the six months ended June 30, 2021, from $124 thousand for the six months ended June 30, 2020. The decrease was primarily the result of regulatory expenses incurred in the 2020 period under the Microprofit Agreement as further described in Note 8, “Commitments and Contingencies”, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, with no comparable expenditures in the 2021 period. The parties mutually agreed to terminate the agreement on August 10, 2021.

Sales and Marketing

Sales and marketing expenses increased by $0.5 million, or 16%, to $3.5 million for the six months ended June 30, 2021, from $3.0 million for the six months ended June 30, 2020. The increase was primarily due to an increase in Avenova and CelleRx digital advertising costs and was partly off-set by a decrease in sales representative headcount.

General and Administrative

General and administrative expenses remained consistent for the six months ended June 30, 2021 and 2020.

Non-Cash Loss on Changes in Fair Value of Warrant Liability

The adjustments to the fair value of warrant liability resulted in a loss of $3.6 million for the six months ended June 30, 2020. There was no comparable result for the six months ended June 30, 2021. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-Cash Gain on Changes in Fair Value of Embedded Derivative Liability

The adjustments to the fair value of embedded derivative liability resulted in a gain of $2 thousand for the six months ended June 30, 2020. There was no comparable result for the six months ended June 30, 2021. For additional information, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other Income, Net

The other income, net, was $2 thousand and $176 thousand for the six months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2020, we recognized  income of $469 thousand which was a result of income recognized as a qualifying expense which were incurred under the PPP Loan. For additional information, see Note 17, “Paycheck Protection Program”. This income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note and Convertible Note, please see Note 9, “Related Party Note Payable” and Note 10, “Convertible Note”, to the Notes to Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.”

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, our cash and cash equivalents were $10.3 million, compared to $12.0 million as of December 31, 2020. Based primarily on the funds available at June 30, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through August 12, 2022. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company also may consider other plans to fund operations including raising additional capital through debt and equity financings or from other sources. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings (including the ATM Program), which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”).  Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2021, which consisted primarily of a net loss of $3.4 million, adjusted by stock-based compensation expenses of $0.5 million, and a net change of $0.5 million in our net operating assets and liabilities.

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2020, which consisted primarily of a net loss of $6.1 million due to increased product sales combined with reduction in insurance coverage of the product by national payors, loss on change of the warrant liability fair value by $3.6 million, decrease in stock compensation of $0.1 million, loss on change of the derivative liability fair value by $2 thousand and interest expense related to amortization of debt issuance cost and debt discount of $0.1 million.

Net Cash Used in Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities for the purchase of property and equipment was $27 thousand, with no comparable result for the six months ended June 30, 2020.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2021. The Company received net proceeds of $1.8 million raised from the ATM program pursuant to the ATM Agreement, dated May 14, 2021, with Ladenburg.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our prescription business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of June 30, 2021 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$295	$—	$—	$—	$295
Equipment leases	16	6	—	—	22
Total	$311	$6	$—	$—	$317

Our commitments as of June 30, 2021 consisted primarily of a facility operating lease and an operating lease for two copiers.

The total commitment for the facility lease as of June 30, 2021 was $0.3 million due over the lease term, compared to $0.5 million as of December 31, 2020.

We had an operating lease for 2 copiers as of June 30, 2021. The total commitment for the lease as of June 30, 2021 was $22 thousand due over the lease terms, compared to $29 thousand as of December 31, 2020.

See Note 8, “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

The disclosure set forth in Part II, Item 5 of this report regarding the termination of the Microprofit Agreement and the Distribution Agreement is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The “Legal Matters” section of Note 8. “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

On August 10, 2021, the Company terminated the Microprofit Agreement, dated April 16, 2020, with Microprofit and the Distribution Agreement, dated April 16, 2020, with Chongqing Pioneer, as amended by the First Amendment, dated June 29, 2020, the terms of which were previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020 and the Company’s Quarter Report on Form 10-Q filed with the SEC on August 6, 2020.

Pursuant to the Microprofit Agreement and the Distribution Agreement, Microprofit granted the Company exclusive rights to distribute the Test Kits in the United States through December 31, 2021, subject to various assumptions including the approval by the FDA, with Chongqing Pioneer to act as an intermediary between Microprofit and the Company in the distribution of the Test Kits if approved by the FDA. As previously disclosed, on June 7, 2021, the Company was notified by the FDA that it declined to review the Company’s Emergency Use Authorization request for the Test Kits. As such, the Test Kits are not authorized to be distributed or used as proposed in the United States, and the Microprofit Agreement and Distribution Agreement were terminated by the parties mutual agreement for administrative and accounting purposes.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
10.1	At the Market Offering Agreement, dated May 14, 2021, between NovaBay Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	001-33678	1.1	5/14/2021
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
Chief Executive Officer (principal executive officer)

Date: August 12, 2021	/s/ Andrew Jones
Andrew Jones
Chief Financial Officer (principal financial officer)