Form 10-Q
period 2021-09-30
NovaBay Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 44,943,364 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,028	$11,952
Accounts receivable, net of allowance for doubtful accounts ($0 at September 30, 2021 and December 31, 2020)	843	1,106
Inventory, net of allowance for excess and obsolete inventory ($149 and $236 at September 30, 2021 and December 31, 2020, respectively)	969	608
Prepaid expenses and other current assets	657	576
Total current assets	11,497	14,242
Operating lease right-of-use assets	170	436
Property and equipment, net	96	84
Other assets	476	476
TOTAL ASSETS	$12,239	$15,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,354	$302
Accrued liabilities	1,325	2,115
Operating lease liabilities	195	416
Total current liabilities	2,874	2,833
Operating lease liabilities-non-current	1	87
Total liabilities	2,875	2,920
Commitments & contingencies (Note 8)
Stockholders' equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000 and 75,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 44,943 and 41,782 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	450	418
Additional paid-in capital	150,643	147,963
Accumulated deficit	(141,729)	(136,063)
Total stockholders' equity	9,364	12,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,239	$15,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:
Product revenue, net	$1,834	$2,167	$5,761	$8,038
Other revenue, net	6	3	19	8
Total sales, net	1,840	2,170	5,780	8,046

Product cost of goods sold	493	536	1,562	3,157
Gross profit	1,347	1,634	4,218	4,889
Operating expenses:
Research and development	10	125	36	249
Sales and marketing	1,855	1,692	5,323	4,675
General and administrative	1,771	1,879	4,527	4,633
Total operating expenses	3,636	3,696	9,886	9,557
Operating loss	(2,289)	(2,062)	(5,668)	(4,668)

Non-cash loss on changes in fair value of warrant liability	—	(1,589)	—	(5,224)
Non-cash gain on changes in fair value of embedded derivative liability	—	1	—	3
Other income, net	—	429	2	605

Loss before provision for income taxes	(2,289)	(3,221)	(5,666)	(9,284)
Provision for income taxes	—	—	—	(1)
Net loss and comprehensive loss	$(2,289)	$(3,221)	$(5,666)	$(9,285)
Net loss per share (basic and diluted)	$(0.05)	$(0.08)	$(0.13)	$(0.28)
Weighted-average shares of common stock used in computing net loss per share (basic and diluted)	44,921	40,037	43,100	32,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	41,782	$418	$147,963	$(136,063)	$12,318
Net loss	—	—	—	(1,518)	(1,518)
Stock-based compensation expense related to employee and director stock options	—	—	130	—	130
Stock-based compensation expense related to non-employee stock options	—	—	53	—	53
Balance at March 31, 2021	41,782	$418	$148,146	$(137,581)	$10,983
Net loss	—	—	—	(1,859)	(1,859)
Issuance of warrants	—	—	13	—	13
Issuance of common stock, net of offering costs	2,673	27	1,749	—	1,776
Vesting of employee restricted stock awards	160	2	(2)	—	—
Stock-based compensation expense related to employee and director stock options	—	—	242	—	242
Stock-based compensation expense related to non-employee stock options	—	—	54	—	54
Balance at June 30, 2021	44,615	$447	$150,202	$(139,440)	$11,209
Net loss	—	—	—	(2,289)	(2,289)
Vesting of employee restricted stock awards	328	3	217	—	220
Stock-based compensation expense related to employee and director stock options	—	—	151	—	151
Stock-based compensation expense related to non-employee stock options	—	—	73	—	73
Balance at September 30, 2021	44,943	$450	$150,643	$(141,729)	$9,364

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	(1,582)	(1,582)
Issuance of common stock in connection with exercise of warrants	299	3	198	—	201
Vesting of employee restricted stock awards	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	45	—	45
Stock-based compensation expense related to non-employee stock options	—	—	12	—	12
Balance at March 31, 2020	28,239	$282	$125,975	$(126,606)	$(349)
Net loss	—	—	—	(4,482)	(4,482)
Issuance of common stock, net of offering costs	5,838	58	5,162	—	5,220
Issuance of common stock in connection with exercise of warrants	571	6	462	—	468
Stock-based compensation expense related to employee and director stock options	—	—	92	—	92
Stock-based compensation expense related to non-employee stock options	—	—	(2)	—	(2)
Stock option modification	—	—	36	—	36
Balance at June 30, 2020	34,648	$346	$131,725	$(131,088)	$983
Net loss	—	—	—	(3,221)	(3,221)
Reclassification of warrant liability to equity – see Note 11	—	—	9,293	—	9,293
Issuance of common stock in connection with exercise of warrants, net	6,899	69	6,356	—	6,425
Issuance of RSUs to non-employees for services	193	2	218	—	220
Issuance of stock for option exercises	20	—	6	—	6
Stock-based compensation expense related to employee and director stock options	—	—	142	—	142
Stock-based compensation expense related to non-employee stock options	—	—	17	—	17
Stock option modification	—	—	17	—	17
Balance at September 30, 2020	41,760	$417	$147,774	$(134,309)	$13,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020

Operating activities:
Net loss	$(5,666)	$(9,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	40
Gain on early termination of lease	—	(54)
(Loss) on disposal of property and equipment	—	(1)
Stock-based compensation expense for options and stock issued to employees and directors	523	279
Stock-based compensation expense for options and stock issued to non-employees	180	27
Stock option modification expense	—	53
Vesting of employee restricted stock awards	2	2
Issuance of warrants	—	—
Issuance of RSU’s to non-employees for services	13	220
Non-cash loss on changes in fair value of warrant liability	—	5,224
Non-cash (gain) on changes in fair value of embedded derivative liability	—	(3)
Interest expense related to amortization of debt issuance and debt discount	—	141
Interest expense related to amortization of debt issuance related to related party notes payable	—	2
Changes in operating assets and liabilities:
Accounts receivable	263	(226)
Inventory	(361)	(293)
Prepaid expenses and other current assets	(81)	191
Operating lease right-of-use assets	266	734
Other assets	0	1
Accounts payable and accrued liabilities	262	355
Operating lease liabilities	(307)	(784)
Other current liabilities	—	28
Related party notes payable	—	73
Net cash used in operating activities	(4,874)	(3,276)

Investing activities:
Purchases of property and equipment	(44)	(5)
Net cash used in investing activities	(44)	(5)

Financing activities:
Proceeds from common stock issuances, net	1,994	5,220
Proceeds from exercise of options	—	6
Proceeds from exercise of warrants	—	7,094
Payment on the Convertible Note (see Note 10)	—	(1,563)
Payment on the Promissory Note (see Note 9)	—	(1,000)
Net cash provided by financing activities	1,994	9,757
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,924)	6,476
Cash, cash equivalents and restricted cash, beginning of year	12,427	7,412
Cash, cash equivalents and restricted cash, end of period	$9,503	$13,888

	Nine months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$—	$61

Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$—	$9,293
Non-cash payment of related party loan accrued interest offset by related party accounts receivable	$—	$173

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

Over-the-counter Avenova is now our leading product by unit sales and net revenue despite having a lower average net selling price than Avenova sold through pharmacy channels. This sales performance reflects our ongoing focus and spend on digital marketing, social media and public relations initiatives to promote Avenova directly to the end consumer. Avenova is available on Amazon.com, Walmart.com, and Avenova.com. Beginning in February 2021, Avenova became available at CVS store locations throughout the U.S. and on CVS.com, one of the nation’s largest retail chains.

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

Last year, we responded to the national need for protective personal equipment (“PPE”) by tapping into our international supply network and launching the sale of third-party manufactured disposable KN95 facial coverings (“KN95 Masks”) and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we subsequently experienced a significant decrease in PPE sales as supply shortages narrowed, prices declined and distribution competition increased. We have returned our focus to our core business in eyecare and we do not anticipate dedicating significant future Company resources toward the sale of PPE and we do not expect significant future revenue from PPE sales.

During the second quarter of this year, we introduced two complementary products to support the use of Avenova. Our Warm Eye Compress not only provides effective heat therapy for many eye conditions, but it also improves Avenova’s ability to restore the eyes’ natural defenses against tear evaporation. Additionally, the i-Chek Illuminated Eye Examination Mirror (“i-Chek”) allows Avenova customers to get a closer look at common eye conditions that are often of concern to Avenova customers. These eye conditions include blepharitis, chalazion and styes. The i-Chek also helps Avenova users who suffer from dry eye to identify dirt, oil or debris that need to be removed from the eyelids and eyelashes for optimum ocular health. The use of Avenova and both products is meant to provide Avenova customers with a holistic approach to lid and lash hygiene.

Liquidity

Based on our funds available on  September 30, 2021, as well as the proceeds from the Company’s private placement of its Series B Non-Voting Convertible Preferred Stock and common stock warrants that was completed on November 2, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through November 12, 2022, including the cost to acquire and integrate DERMAdoctor. See Note 18, “DERMAdoctor LLC Transaction”. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same reported in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$9,028	$11,952
Restricted cash included in other assets	475	475
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$9,503	$12,427

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

During the three and nine months ended September 30, 2021 and 2020, Company revenues were derived primarily from sales of Avenova. During the nine months ended 2020, revenues during the second quarter of that period were derived primarily from sales of KN95 Masks in response to the national need for PPE.

During the three and nine months ended September 30, 2021 and 2020, revenues from each product were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Avenova	$1,763	$1,835	$5,221	$4,509
KN95 Masks	—	69	—	3,081
Other products	71	263	540	448
Total product revenue, net	1,834	2,167	5,761	8,038
Other revenue, net	6	3	19	8
Total sales, net	$1,840	$2,170	$5,780	$8,046

During the three months ended September 30, 2021 and 2020, sales of Avenova via Amazon comprised 55% and 47% of total Avenova net revenue, respectively. During the nine months ended September 30, 2021 and 2020, sales of Avenova via Amazon comprised 57% and 46% of total Avenova net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova net revenue during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, accounts receivable from our major distribution partners greater than 10% were as follows:

	September 30,	December 31,
Major distribution partner	2021	2020
Avenova Direct via Amazon	26%	11%
Distributor A	18%	18%
Distributor B	16%	14%
Chongqing Pioneer Pharma Holdings Limited	15%	16%
Distributor C	* %	14%
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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. At September 30, 2021 and December 31, 2020, management recorded no reserve for accounts receivable.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both September 30, 2021 and December 31, 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $0.1 million and $0.2 million, respectively.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $0.8 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Advertising expenses were $2.3 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

The following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2021	2020
Stock options	3,947	3,328
Stock warrants	7,082	7,067
	11,029	10,395

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. Since that date and as of the date of this report, there has been no change to management’s expectations about the potential impact of recent accounting pronouncements.

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

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

		Fair Value Measurements Using
Assets	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements Using
Assets	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.

NOTE 4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid inventory	$214	$—
Prepaid insurance	150	165
Prepaid financing costs	104	—
Prepaid sales rebates (Avenova contract asset)	44	144
Prepaid dues and subscriptions	18	53
Prepaid patents	10	47
Prepaid security deposit for lease	—	65
Other	117	102
Total prepaid expenses and other current assets	$657	$576

NOTE 5.  INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials and supplies	$271	$159
Finished goods	847	685
Less: Reserve for excess and obsolete inventory	(149)	(236)
Total inventory, net	$969	$608

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment and software	$409	$365
Furniture and fixtures	157	157
Leasehold improvements	79	79
Production equipment	65	65
Office equipment	20	20
Total property and equipment, at cost	730	686
Less: accumulated depreciation and amortization	(634)	(602)
Total property and equipment, net	$96	$84

Depreciation and amortization expense was $13 thousand and $12 thousand for the three months ended September 30, 2021 and 2020, respectively, and $32 thousand and $40 thousand for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Avenova contract liabilities	$579	$730
Employee payroll and benefits	396	632
Sublease security deposit	—	198
Inventory purchases	—	181
Consulting services	—	98
Other	350	276
Total accrued liabilities	$1,325	$2,115

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Directors and Officers Indemnification

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2021.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2021.

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

As of September 30, 2021, there were no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

Lease Costs	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$99	$212	$298	$726
Sublease income	—	(105)	—	(421)
Net lease cost	$99	$107	$298	$305

Other information
Operational cash flow used for operating leases	$113	$236	$339	$816

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (in years)	0.5	1.5
Weighted-average discount rate	12%	12%

Future lease payments under non-cancelable leases as of September 30, 2021 were as follows (in thousands):

2021	$114
2022	88
Total future minimum lease payments	202
Less imputed interest	(6)
Total	$196

Reported as:
Operating lease liability	$195
Operating lease liability- non-current	1
Total	$196

NOTE 9.  RELATED PARTY NOTE PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Pharma”), which was amended on September 25, 2019 and May 14, 2020 (the “Promissory Note”). The Promissory Note provided for an interest payment of $0.2 million which was initially amended to a payment of $0.3 million and subsequently amended to replace the cash interest payment with the delivery of 65,178 units of NeutroPhase (40ml) to Pioneer Pharma. The second amendment to the Promissory Note also provided the Company with the right to repay the note at any time. On May 14, 2020, the Company repaid the $1.0 million principal balance of the Promissory Note using proceeds raised through the at-the-market offering and equity program (“ATM Program”) (see Note 12, “Stockholders’ Equity”). The Company settled the accrued interest through two separate shipments of NeutroPhase in 2020. Upon full repayment of principal and interest during the year ended December 31, 2020, the Company was released from the Promissory Note with Pioneer Pharma.

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

The interest expense recognized, including amortization of the issuance costs, was $0 and $75 thousand during the three and nine months ended September 30, 2020, respectively. There was no comparable expense during the three and nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2020, the effective interest rate on the Convertible Note was 22% and 20%, respectively. Interest expense recognized, including amortization of the issuance costs and debt discount, was $16 thousand and $215 thousand during the three and nine months ended September 30, 2020, respectively. There was no comparable expense during the three and nine months ended September 30, 2021.

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

On March 6, 2020, the remaining 35,107 July 2011 Warrants expired unexercised. There were no July 2011 Warrants outstanding as of September 30, 2021.

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

On October 27, 2020, 15,320 October 2015 expired unexercised. There were no October 2015 Warrants outstanding as of September 30, 2021.

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

Upon issuance in the third quarter of 2019, the fair value of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants was determined to be $3.1 million, $2.0 million and $0.1 million, respectively.

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

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of September 30, 2021.

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

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of September 30, 2021.

NOTE 12.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by its Board of Directors under its Amended and Restated Certificate of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2021 and December 31, 2020.

Common Stock

April 2020 At the Market Offering

In the second quarter of 2020, the Company established the 2020 ATM Program with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). For additional information regarding the offering and equity program, see the Company’s Current Reports on Form 8-K filed with the SEC on April 27, 2020 and September 15, 2020. During the second quarter of 2020, 5,836,792 shares of common stock were issued under the 2020 ATM Program for total net proceeds of $5.6 million, net of offering costs of $0.4 million.

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

In March 2020, a total of 35,107 July 2011 Warrants expired unexercised. As of September 30, 2021, there were no July 2011 Warrants outstanding.

March 2015 Warrants

In the first quarter of 2015, the Company issued 649,133 common stock purchase warrants exercisable for 649,133 shares of common stock in connection with a private placement offering (the “March 2015 Warrants”). The exercise price of individual March 2015 Warrants varied between $15.00 and $16.25 per share at the time of issuance. The Company issued 278,200 of the March 2015 Warrants with an expiration date of March 6, 2020 and the remaining 370,933 March 2015 Warrants with an expiration date of September 6, 2015. In October 2015, in connection with a separate financing event, the exercise price of all outstanding March 2015 Warrants was reduced to $5.00 per share and the expiration date of all outstanding warrants expiring on September 6, 2015 was extended to March 6, 2020. In February 2016 and May 2019, the exercise price of all outstanding July 2011 Warrants was reduced to $1.81 and $0.2061 per share, respectively, pursuant to price protection provisions of the warrants.

During the first quarter of 2020, a total of 70,000 March 2015 Warrants were exercised, resulting in gross proceeds of $14 thousand. Also in the first quarter of 2020, all remaining 7,419 March 2015 Warrants expired unexercised. As of September 30, 2021, there were no March 2015 Warrants outstanding.

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

During the fourth quarter of 2020, all remaining 15,320 October 2015 Warrants expired unexercised. As of September 30, 2021, there were no October 2015 Warrants outstanding.

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

During the second quarter of 2020, a total of 571,428 June 2019 Warrants were exercised, resulting in gross proceeds of $497 thousand. The Company paid China Kington a fee of $29 thousand, or six percent (6%) of the gross proceeds, for brokering the exercise transaction. Also during the second quarter of 2020, all remaining 571,428 June 2019 Warrants expired unexercised. As of September 30, 2021, there were no June 2019 Warrants outstanding.

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

The New Warrants became exercisable nine months after their issuance, for an aggregate of 6,898,566 shares of common stock. The New Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance. The Company determined that the common stock issued from the exercise of the 2019 Domestic and 2019 Foreign Warrants, and the New Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the New Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital.

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

The details of all outstanding warrants as of September 30, 2021 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2020	7,067	$1.63
Warrants granted	15	$0.67
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding at September 30, 2021	7,082	$1.63

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

In  March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on  June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning  January 1, 2018 through  January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On  January 15, 2021, the number of shares available for future awards under the 2017 Plan was increased by 1,671,303 shares. As of  September 30, 2021, there were 2,325,118 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at  September 30, 2021 and activity during the period ended  September 30, 2021:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,165	$2.05	7.6	$189
Options granted	291	$0.74
Restricted stock units granted	1,228	$—
Options exercised	-	$—
Restricted stock units vested	(488)	$—
Options forfeited/cancelled	(249)	$2.39
Restricted stock units cancelled	-	$—
Outstanding at September 30, 2021	3,947	$1.54	7.6	$633

Vested and expected to vest at September 30, 2021	3,601	$1.64	7.4	$562

Vested at September 30, 2021	1,802	$2.77	5.6	$34

Exercisable at September 30, 2021	1,802	$2.77	5.6	$34

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of  September 30, 2021 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and nine months ended  September 30, 2021. The Company received no cash payments for the exercise of stock options during the three and nine months ended  September 30, 2021. There were 20 thousand stock option awards exercised during the three and nine months ended  September 30, 2020, for which the Company received cash payments of $6 thousand.

As of  September 30, 2021, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $1.2 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.45 years.

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

During the nine months ended  September 30, 2021 and 2020, the Company granted options to employees and directors to purchase an aggregate of 291,000 and 1,156,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2021	2020
Expected price volatility	163.95%	160.57%
Expected term (in years)	6.19	6.45
Risk-free interest rate	0.92%	0.45%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.71	$0.94

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

In addition, during the nine months ended  September 30, 2021, the Company granted 1,228,359 shares of restricted stock to employees and directors. During the nine months ended  September 30, 2020, the Company granted 160,000 shares of restricted stock to employees and directors.

For the three months ended  September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $151 thousand and $159 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended  September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $523 thousand and $332 thousand, respectively, for stock-based awards to employees and directors.

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

Stock-Based Awards to Non-Employees

During the nine months ended  September 30, 2021, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services. During the nine months ended  September 30, 2020, the Company granted 100,000 options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

The stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

Nine Months Ended September 30,
Assumption	2020
Expected price volatility	162.30%
Expected term (in years)	6.34
Risk-free interest rate	0.33%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$1.27

For the three months ended  September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $73 thousand and $17 thousand, respectively, related to non-employee consultant stock and option grants. For the nine months ended  September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $180 thousand and $27 thousand, respectively, related to non-employee consultant stock and option grants.

In connection with Mr. Mark Sieczkarek’s resignation in 2019, the Company also entered into a two-year consulting agreement with Mr. Sieczkarek (the “Consulting Agreement), pursuant to which Mr. Sieczkarek provided consulting service to the Company in exchange for restricted stock units from the Company’s 2017 Omnibus Incentive Plan with an aggregate fair market value equal to $440 thousand as of the date of grant. The restricted stock units were issued in two equal tranches on July 1, 2020 and July 1, 2021, respectively, with the share amount calculated using the closing price on each respective grant date. The shares were fully vested as of the date of grant. The expense related to this separation agreement was recorded over the term of the Consulting Agreement. In July 2020, the Company issued Mr. Sieczkarek 192,983 fully vested shares of registered stock pursuant to the Consulting Agreement. In July 2021, the Company issued Mr. Sieczkarek 328,359 fully vested shares of registered stock pursuant to the Consulting Agreement.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$2	$8	$8	$22
Sales and Marketing	53	29	118	49
General and administrative	169	139	576	288
Total stock-based compensation expense	$224	$176	$702	$359

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

The following table presents changes in the Company's contract assets and liabilities for the nine months ended September 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
Contract Liabilities: Deferred Revenue	$2	$122	$(2)	$122
Contract Liabilities: Accrued Liabilities (includes contract assets)	573	1,213	(1,250)	536
Total	$575	$1,335	$(1,252)	$658

During the nine months ended September 30, 2021 and 2020, the Company recognized the following revenue (in thousands):

	Nine Months Ended September 30,
	2021	2020
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$573	$434
New activities in the period:
Performance obligations satisfied	5,207	7,612
	$5,780	$8,046

Avenova Distribution Agreements and Specialty Pharmacies

Prescription Avenova is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended September 30, 2021 and 2020, the Company earned $0.3 million and $0.6 million, respectively, in sales revenue for its Avenova product from these distribution and partner pharmacy agreements. During the nine months ended September 30, 2021 and 2020, the Company earned $0.6 million and $1.6 million, respectively, in sales revenue for its Avenova product from these distribution and partner pharmacy agreements.

Under the prescription Avenova product distribution arrangements, the Company had a contract liability balance of $0.6 million and $0.7 million at  September 30, 2021 and December 31, 2020, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheets. The Company also recorded a prepayment of $40 thousand and $0.1 million for rebates related to these distribution agreements as of September 30, 2021 and December 31, 2020, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheets. See Note 4, “Prepaid Expenses and Other Current Assets”.

Over-the-counter Avenova

Non-prescription Avenova was launched online on September 1, 2019 direct to U.S. customers. Over-the-counter Avenova is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com as well as in CVS stores. Over-the-counter Avenova is the same strength hypochlorous formulation as our prescription Avenova product, but comes in a smaller size. This channel provides the Company with more stable pricing and provides customers with easy access to our product. During the three and nine months ended September 30, 2021, the revenue generated from over-the-counter Avenova was $1.2 million and $3.8 million, respectively. During the three and nine months ended September 30, 2020, the revenue generated from over-the-counter Avenova was $1.0 million and $2.4 million, respectively.

NOTE 15.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company was not required to contribute to the plan and made no contributions during either the three or nine months ended September 30, 2021 or 2020. Due to a change in the terms of the 401(k) plan, beginning on January 1, 2022, the Company will be required to make a matching contribution equal to 100% of deferrals up to 3% of eligible pay plus 50% of deferrals between 3% and 5% of eligible pay.

NOTE 16.  RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Related party revenue:
NeutroPhase	$—	$—	$175	$173
Total related party revenue	$—	$—	$175	$173

Cost of goods sold:
NeutroPhase	$—	$—	$131	$90
Total related party expenses	$—	$—	$131	$90

Related party accounts receivable was $0.1 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.

Other Related Party Expenses

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company purchased KN95 Masks through an affiliate of China Pioneer. As of September 30, 2021 and December 31, 2020, related party accounts payable was $0 and $8 thousand, respectively.

The following table summarizes information about the Company’s other related party expenses excluding stock-based compensation during the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended eptember 30,
	2021	2020	2021	2020
Commissions to China Kington related to:
Exercise of 2019 Foreign Warrants	$—	$160	$—	$160
Exercise of June Warrants	—	—	—	41
Total commissions to China Kington	—	160	—	201
Board Director Bob Wu consulting fee	—	—	—	50
Total related party expenses	$—	$160	$—	$251

In connection with the Company's re-launch of CelleRx Clinical Reset, on November 17, 2020, the Company entered into a consulting agreement with Eric Wu (the “Consulting Agreement”). Eric Wu is Partner and Senior Vice President of China Kington and the brother of Bob Wu, who serves on the Company’s Board of Directors. Pursuant to the Consulting Agreement, Eric Wu will act as a consultant to the Company in support of the CelleRx product re-launch as well as in potential financings and other transaction opportunities. The term of the Consulting Agreement is for twelve months. As consideration for his services, the Company granted Eric Wu options exercisable for 300,000 shares of the Company’s common stock under the Company’s 2017 Omnibus Incentive Plan with an exercise price equal to the Company’s closing stock price on the date of the grant and vesting on the one-year anniversary of the grant date. There was no stock-based compensation expense recorded for the three or nine months ended September 30, 2020 related to Eric Wu’s options. For the three and nine months ended September 30, 2021, a fee of $31 thousand and $91 thousand, respectively, was recorded.

NOTE 17.  PAYCHECK PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds in the amount of $0.9 million from Wells Fargo Bank, N.A. (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on September 5, 2020. The PPP loan provided for an interest rate of 1.00% per year and maturity two years after the date of initial disbursement, with initial principal and interest payments coming due late in fiscal 2021. The Note could be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Funds from the PPP Loan could only be used for payroll costs, costs used to continue group health care benefits, rent and utilities incurred during the 24-week period after receiving the PPP Loan (collectively, “Qualifying Expenses”) in order for the PPP Loan to be forgiven in whole or in part. The Company used the entire PPP Loan amount for Qualifying Expenses.

Since the Company determined that there was reasonable assurance that it would meet the conditions for forgiveness of the full loan amount, the Company accounted for the forgivable PPP Loan as a government income grant that we earned through the Company’s compliance with the loan forgiveness criteria. A deferred income liability was recognized upon receipt of the forgivable loan proceeds. The deferred income liability was recognized as other income as Qualifying Expenses were incurred. For the three and nine months ended September 30, 2020, $432 thousand and $901 thousand, respectively, was recognized as other income and recorded in the condensed consolidated statements of operations and comprehensive loss. No amount was recognized for the three or nine months ended September 30, 2021.

The Company received notice, dated May 24, 2021, from Wells Fargo Bank, N.A. confirming the full loan amount of $0.9 million was forgiven.

NOTE 18.  DERMADOCTOR LLC TRANSACTION

On September 27, 2021, the Company entered into a Membership Unit Purchase Agreement by and among (i) the Company, (ii) DERMAdoctor, LLC, a Missouri limited liability company (“DERMAdoctor”), (iii) Jeff Kunin and Audrey Kunin, individuals residing in the State of Kansas; (iv) Papillon Partners, Inc., a Missouri corporation that is owned by the Founders; and (v) Midwest Growth Partners, L.L.L.P., an Iowa limited liability limited partnership. Pursuant to the Purchase Agreement, the Company will acquire 100% of the membership units of DERMAdoctor (the “Transaction”). DERMAdoctor is an omni-channel skincare company that was formed in 1998 and is primarily focused on the creation of products that are designed to target common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor currently sells over 30 products under lines that include Ain’t Misbehavin’, Calm Cool + Corrected, Kakadu C, KP Duty, and Wrinkle Revenge and sells its products through major retailers such as Macy’s, QVC, Costco, digital beauty retailers such as SkinStore and Amazon, and its own website.

The Closing was subject to certain conditions, including the Company completing a financing to raise capital sufficient to fund the purchase price for the Transaction, which the Company completed in the fourth quarter of 2021 as described further in Note 19, “Subsequent Events”.

NOTE 19.  SUBSEQUENT EVENTS

On October 29, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers named therein (the “Purchasers”). Pursuant to such Securities Purchase Agreement, the Company agreed to sell in a private placement an aggregate of 15,000 shares of the Company’s Series B non-voting convertible preferred stock, par value $0.01 per share (the “Preferred Stock”) convertible into an aggregate of 37,500,000 shares (the “Conversion Shares”) of the Company’s common stock and common stock warrants (“Warrants”) exercisable for 37,500,000 shares (the “Warrant Shares”) of common stock for an aggregate purchase price of $15,000,000 (collectively, the “Private Placement”). The Company closed the Private Placement on November 2, 2021. In connection with the Private Placement, the Company is seeking stockholder approval of the conversion of all of the Preferred Stock into the Conversion Shares and the exercisability of all of the Warrants into the Warrant Shares.

On November 5, 2021, the Company completed the acquisition of DERMAdoctor in accordance with the terms of the Membership Unit Purchase Agreement. Following the acquisition of DERMAdoctor, DERMAdoctor is now a wholly-owned subsidiary of the Company (see Note 18, “DERMAdoctor LLC Transaction”).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021. This discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “should,” “goals,” “potential,” “plans,” “believes,” “estimates,” “predicts,” “projects,” variations of these words, and similar expressions are intended to identify these forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, estimates and facts as of the date hereof and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

costs relating to the acquisition of DERMAdoctor and the Company recognizing the anticipated benefits of the acquisition and integrating DERMAdoctor’s business into the Company’s business, which may be affected by, among other things, competition, and our ability to grow and manage growth profitability and retain our key employees;

●

receipt of the stockholder approvals required by the Private Placement, which, if not received, will cause the Company to be subject to ongoing restrictions on its ability to raise additional capital as may be needed in the future;

●

the ongoing trajectory of COVID-19, including its variants, the extent to which and speed at which the global economy recovers, the nature and extent of ongoing governmental measures to contain the pandemic, the speed and efficacy of the vaccine roll out, and our assumptions, estimates and beliefs regarding the possible effect of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

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

Over-the-counter Avenova is now our leading product by unit sales and net revenue despite having a lower average net selling price than Avenova sold through pharmacy channels. This sales performance reflects our ongoing focus and spend on digital marketing, social media and public relations initiatives to promote Avenova directly to the end consumer. Avenova is available on Amazon.com, Walmart.com, and Avenova.com. Beginning in February 2021, Avenova became available at CVS store locations throughout the U.S. and on CVS.com, one of the nation’s largest retail chains.

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

Last year, we responded to the national need for PPE by tapping into our international supply network and launching the sale of KN95 Masks and other PPE. Although sales from the KN95 Masks were significant in the second quarter of 2020, we experienced a significant decrease in PPE sales as supply shortages narrowed, prices declined and distribution competition increased. We have returned our focus to our core business in eyecare and we do not anticipate dedicating future Company resources toward the sale of PPE and we do not expect future revenue from PPE sales.

During the second quarter of this year, we introduced two complementary products to support the use of Avenova. Our Warm Eye Compress not only provides effective heat therapy for many eye conditions, but it also improves Avenova’s ability to restore the eyes’ natural defenses against tear evaporation. Additionally, the i-Chek Illuminated Eye Examination Mirror allows Avenova customers to get a closer look at common eye conditions that are often of concern to Avenova customers. These eye conditions include blepharitis, chalazion and styes. The i-Chek also helps Avenova users who suffer from dry eye to identify dirt, oil or debris that need to be removed from the eyelids and eyelashes for optimum ocular health. The use of Avenova and both products is meant to provide Avenova customers with a holistic approach to lid and lash hygiene.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and it believes are unlikely to be collected. Management recorded no reserve for accounts receivable at September 30, 2021 and December 31, 2020.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both September 30, 2021 and December 31, 2020, management recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $0.1 million and $0.2 million, respectively.

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

The following table summarizes the activity in the accounts related to product revenue allowances during the nine months ended September 30, 2021 (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total

Balance at December 31, 2020	$(91)	$(10)	$55	$(527)	$(573)
Current provision related to sales made during current period	(188)	(38)	(564)	(423)	(1,213)
Payments	194	41	499	517	1,250
Balance at September 30, 2021	$(85)	$(7)	$(10)	$(433)	$(536)

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

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, non-employee directors and consultants. The expense associated with these grants is recognized in the Company’s consolidated statements of operations and comprehensive loss based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (board members and consultants) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended
(in thousands)	September 30,		Dollar	Percent
	2021	2020	Change	Change
Statement of Operations
Sales:
Product revenue, net	$1,834	$2,167	$(333)	(15%)
Other revenue, net	6	3	3	100%
Total sales, net	1,840	2,170	(330)	(15%)

Product cost of goods sold	493	536	(43)	(8%)
Gross profit	1,347	1,634	(287)	(18%)

Research and development	10	125	(115)	(92%)
Sales and marketing	1,855	1,692	163	10%
General and administrative	1,771	1,879	(109)	(6%)
Total operating expenses	3,636	3,696	(60)	(2%)
Operating loss	(2,289)	(2,062)	(226)	11%

Non-cash loss on changes in fair value of warrant liability	-	(1,589)	1,589	(100%)
Non-cash gain on changes in fair value of embedded derivative liability	-	1	(1)	(100%)
Other income, net	-	429	(429)	(100%)

Loss before provision for income taxes	(2,289)	(3,221)	933	(29%)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(2,289)	$(3,221)	$933	(29%)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $0.3 million, or 15%, to $1.8 million for the three months ended September 30, 2021, from $2.2 million for the three months ended September 30, 2020. The change in product revenue, net, is primarily the result of $0.2 million in revenue, net, generated from sales of PhaseOne, a private label prescription skin and wound care product, and $0.1 million in revenue, net, generated from the sale of PPE, during the three months ended September 30, 2020 with no comparable revenue in the 2021 period. We do not anticipate dedicating future Company resources toward the sale of KN95 Masks or other PPE and we do not expect any 2021 or future revenue from KN95 Masks or other PPE.

Avenova revenue, net, was $1.8 million for both the three months ended September 30, 2021 and 2020.

Cost of goods sold decreased by $43 thousand or 8%, to $493 thousand for the three months ended September 30, 2021, from $536 thousand for the three months ended September 30, 2020. The decrease was primarily the result of cost of goods sold from the sale of PhaseOne and PPE during the three months ended September 30, 2020, with no comparable result in the 2021 period. This decrease was partially offset by the overall increase in the number of Avenova units sold during the three months ended September 30, 2021, as compared to the 2020 period.

Gross profit decreased by $0.3 million, to $1.3 million for the three months ended September 30, 2021, from $1.6 million for the three months ended September 30, 2020. The decrease was primarily due to the lack of sales of the KN95 Masks and other PPE in the 2021 period, partially offset by the increase in overall Avenova revenue.

Research and Development

Research and development expenses decreased by $115 thousand to $10 thousand for the three months ended September 30, 2021, from $125 thousand for the three months ended September 30, 2020. The decrease was primarily the result of one-time regulatory expenses incurred in the 2020 period with no comparable expenditures in the 2021 period.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million, or 10%, to $1.9 million for the three months ended September 30, 2021, from $1.7 million for the three months ended September 30, 2020. The increase was primarily due to an increase in Avenova digital advertising and related consulting costs and was partly off-set by a decrease in sales representative headcount.

General and Administrative

General and administrative expenses decreased by $0.1 million, to $1.8 million for the three months ended September 30, 2021, from $1.9 million for the three months ended September 30, 2020. The decrease was primarily the result of legal expenses and the settlement amount incurred in conjunction with a dispute with the Company’s former Interim President & Chief Executive Officer and Chief Financial Officer (see Note 8, “Commitments and Contingencies”) in the 2020 period with no comparable costs incurred in the 2021 period. This decrease was partially offset by legal costs incurred in the 2021 period in conjunction with the Company’s acquisition of DERMAdoctor (see Item 1, Note 18, “DERMAdoctor LLC Transaction”) with no comparable cost incurred in the 2020 period. The Company expects general and administrative expenses to increase temporarily due to continued costs to close the acquisition and costs to integrate DERMAdoctor’s operations, primarily in the fourth quarter of 2021 and the first quarter of 2022.

Non-Cash Loss on Changes in Fair Value of Warrant Liability

The Company recorded a non-cash loss on a change in fair value of warrant liability of $1.6 million for the three months ended September 30, 2020. There was no comparable result for the three months ended September 30, 2021. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, to the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Non-Cash Gain on Changes in Fair Value of Embedded Derivative Liability

The adjustment to the fair value of embedded derivative liability resulted in a gain of $1 thousand for the three months ended September 30, 2020. There was no comparable adjustment for the nine months ended September 30, 2021. For additional information, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other Income, Net

The Company recorded other income, net of $429 thousand for the three months ended September 30, 2020. There was no comparable result for the three months ended September 30, 2021. The 2020 result consisted primarily of income of $432 thousand representing qualifying expenses incurred under the PPP loan program. For additional information, see Note 17 “Paycheck Protection Program” The income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019.  For additional information regarding the Promissory Note and Convertible Note, please see Note 9, “Related Party Note Payable” and Note 10, “Convertible Note”, to the Notes to Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.”

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
(in thousands)	September 30,		Dollar	Percent
	2021	2020	Change	Change
Statement of Operations
Sales:
Product revenue, net	$5,761	$8,038	$(2,277)	(28%)
Other revenue, net	19	8	11	138%
Total sales, net	5,780	8,046	(2,266)	(28%)

Product cost of goods sold	1,562	3,157	(1,595)	(51%)
Gross profit	4,218	4,889	(671)	(14%)

Research and development	36	249	(213)	(86%)
Sales and marketing	5,323	4,675	648	14%
General and administrative	4,527	4,633	(106)	(2%)
Total operating expenses	9,886	9,557	329	3%
Operating loss	(5,668)	(4,668)	(1,000)	21%

Non-cash loss on changes in fair value of warrant liability	-	(5,224)	5,224	(100%)
Non-cash gain on changes in fair value of embedded derivative liability	-	3	(3)	(100%)
Other income, net	2	605	(602)	(100%)

Loss before provision for income taxes	(5,666)	(9,284)	3,619	(39%)
Provision for income taxes	-	(1)	1	(100%)
Net loss and comprehensive loss	$(5,666)	$(9,285)	$3,620	(39%)

Sales, Product Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $2.3 million, or 28%, to $5.8 million for the nine months ended September 30, 2021, from $8.0 million for the nine months ended September 30, 2020. The change in product revenue, net, is primarily the result of revenue generated from the sale of KN95 Masks and other PPE resulting in $3.1 million in product revenue, net, during the nine months ended September 30, 2020 with no comparable revenue in the 2021 period. We do not anticipate dedicating future Company resources toward the sale of KN95 Masks or other PPE and we do not expect any 2021 or future revenue from KN95 Masks or other PPE.

Avenova revenue increased by 16% to $5.2 million for the nine months ended September 30, 2021, from $4.5 million for the nine months ended September 30, 2020. The increase reflects a continued higher number of overall Avenova units sold, primarily a result of an increase in the number of over-the-counter units. The increase in over-the-counter units includes the impact of our ongoing focus and increasing spend on digital marketing and social media initiatives to promote Avenova directly to end consumers. The overall increase in revenue due to unit sales was also partially offset by the lower average net selling price associated with over-the-counter units as compared to units sold through our pharmacy channels.

Cost of goods sold decreased by $1.6 million, or 51%, to $1.6 million for the nine months ended September 30, 2021, from $3.2 million for the nine months ended September 30, 2020. The decrease was primarily the result of cost of goods sold from the sale of KN95 Masks and other PPE during the nine months ended September 30, 2020, with no comparable result in the 2021 period. This decrease was partially offset by the overall increase in the number of Avenova units sold during the nine months ended September 30, 2021, as compared to the 2020 period.

Gross profit decreased by $0.7 million, to $4.2 million for the nine months ended September 30, 2021, from $4.9 million for the nine months ended September 30, 2020. The decrease was primarily due to the lack of sales of the KN95 Masks and other PPE in the 2021 period, partially offset by the increase in overall Avenova revenue.

Research and Development

Research and development expenses decreased by $213 thousand to $36 thousand for the nine months ended September 30, 2021, from $249 thousand for the nine months ended September 30, 2020. The decrease was primarily the result of one-time regulatory expenses incurred in the 2020 period with no comparable expenditures in the 2021 period.

Sales and Marketing

Sales and marketing expenses increased by $0.6 million, or 14%, to $5.3 million for the nine months ended September 30, 2021, from $4.7 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in Avenova and CelleRx digital advertising and related consulting costs and was partly off-set by a decrease in sales representative headcount.

General and Administrative

General and administrative expenses remained consistent for the nine months ended September 30, 2021 and 2020.

Non-Cash Loss on Changes in Fair Value of Warrant Liability

The adjustment to the fair value of warrant liability resulted in a loss of $5.2 million for the nine months ended September 30, 2020. There was no comparable adjustment for the nine months ended September 30, 2021. For additional information regarding the warrants and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-Cash Gain on Changes in Fair Value of Embedded Derivative Liability

The adjustment to the fair value of embedded derivative liability resulted in a gain of $3 thousand for the nine months ended September 30, 2020. There was no comparable adjustment for the nine months ended September 30, 2021. For additional information, please see Note 10, “Convertible Note”, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other Income, Net

The other income, net, was $2 thousand and $605 thousand for the nine months ended September 30, 2021 and 2020, respectively.  For the nine months ended September 30, 2020, we recognized income of $901 thousand which was a result of income recognized as a qualifying expense incurred under the PPP Loan. For additional information, see Note 17, “Paycheck Protection Program”. This income was partially offset by the interest due on the Promissory Note issued in February 2019 and the amortization of discount and issuance cost related to the Convertible Note issued in March 2019. For additional information regarding the Promissory Note and Convertible Note, please see Note 9, “Related Party Note Payable” and Note 10, “Convertible Note”, to the Notes to Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, our cash and cash equivalents were $9.0 million, compared to $12.0 million as of December 31, 2020. Based on our funds available on September 30, 2021, and proceeds from the Company’s private placement of its Series B Non-Voting Convertible Preferred Stock and common stock warrants that was completed on November 2, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through November 12, 2022, including the cost to acquire and integrate DERMAdoctor (see Item 1, Note 18, “DERMAdoctor LLC Acquisition”). However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions. The Company also may consider other plans to fund operations including raising additional capital through debt and equity financings or from other sources. The Company may issue securities, including common stock and warrants, through private placement transactions or registered public offerings (including the ATM Program), which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”).  Notably, the Company has completed the Private Placement for gross proceeds of $15.0 million, and the terms of such Private Placement include certain restrictions regarding the Company’s right to raise further capital, including the Company being restricted from (i) issuing or entering into any agreement to issue any shares of common stock or common stock equivalents, (ii) incurring, entering into any agreement to incur or announcing the incurrence or proposed incurrence of any indebtedness, or (iii) filing any registration statement or any amendment or supplement thereto, until ninety (90) days after certain stockholder approval has been received in connection with the Private Placement and certain registration statements for the securities issued in the Private Placement have been declared effective. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2021, which consisted primarily of a net loss of $5.7 million, adjusted by stock-based compensation expenses of $0.7 million, and a net change of $42 thousand in our net operating assets and liabilities.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities for the purchase of property and equipment was $44 thousand and $5 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2021. The Company received net proceeds of $1.8 million raised from the ATM program pursuant to the ATM Agreement, dated May 14, 2021, with Ladenburg.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021.

Seasonality

Consistent with our peers in the United States pharmaceutical industry, our prescription business experiences seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins.

Contractual Obligations

Our contractual cash commitments as of September 30, 2021 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$185	$—	$—	$—	$185
Equipment leases	16	1	—	—	17
Total	$201	$1	$—	$—	$202

Our commitments as of September 30, 2021 consisted primarily of a facility operating lease and an operating lease for two copiers.

The total commitment for the facility lease as of September 30, 2021 was $0.2 million due over the lease term, compared to $0.5 million as of December 31, 2020.

We had an operating lease for 2 copiers as of September 30, 2021. The total commitment for the lease as of September 30, 2021 was $17 thousand due over the lease terms, compared to $29 thousand as of December 31, 2020.

See Note 8, “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

Recent Events

On October 29, 2021, the Company entered into a Securities Purchase Agreement with the Purchasers. Pursuant to such Securities Purchase Agreement, the Company agreed to sell in a private placement an aggregate of 15,000 shares of the Preferred Stock convertible into an aggregate of 37,500,000 Conversion Shares and Warrants exercisable for 37,500,000 Warrant Shares for an aggregate purchase price of $15,000,000. The Company closed the Private Placement on November 2, 2021. In connection with the Private Placement, the Company is seeking stockholder approval of the conversion of all of the Preferred Stock into the Conversion Shares and the exercisability of all of the Warrants into the Warrant Shares.

On November 5, 2021, the Company completed the acquisition of DERMAdoctor in accordance with the terms of the Membership Unit Purchase Agreement. Following the acquisition of DERMAdoctor, DERMAdoctor is now a wholly-owned subsidiary of the Company.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The “Legal Matters” section of Note 8. “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021, and the section titled “Risk Factors” in the Company’s Preliminary Proxy Statement, filed with the SEC on November 2, 2021. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1*	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers	8-K	001-33678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated September 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Certificate of Designation for the Company’s Series B Non-Voting Convertible Preferred Stock	8-K	001-33678	3.1	11/01/2021
3.6	Bylaws	8-K	001-33678	3.2	6/29/2010
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of November 2021 Warrant	8-K	001-33678	4.1	11/01/2021
10.1*	Form of Securities Purchase Agreement	8-K	001-33678	1.1	11/01/2021
10.2	Form of Registration Rights Agreement	8-K	001-33678	10.1	11/01/2021
10.3	Executive Employment Agreement with Dr. Audrey Kunin, dated November 5, 2021	8-K	001-33678	10.1	11/12/2021
10.4	Executive Employment Agreement with Dr. Jeff Kunin, dated November 5, 2021	8-K	001-33678	10.2	11/12/2021
10.5	Side Letter with Dr. Audrey Kunin, dated November 5, 2021	8-K	001-33678	10.3	11/12/2021
10.6*	Performance Restricted Stock Unit Award Agreement with Dr. Audrey Kunin	8-K	001-33678	10.4	11/12/2021
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

*Certain schedules and exhibits were omitted as well as certain confidential portions of the agreements by means of marking such portions with brackets (due to such confidential portions are not material and would be competitively harmful if publicly disclosed) pursuant to Item 601 of Regulation S-K promulgated by the SEC. The Company agrees to supplementally furnish a copy of any omitted schedule, exhibit or confidential portions to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	NOVABAY PHARMACEUTICALS, INC.

/s/ Justin Hall
Justin Hall
Chief Executive Officer (principal executive officer)

Date: November 12, 2021	/s/ Andrew Jones
Andrew Jones
Chief Financial Officer (principal financial officer)