Form 10-K
period 2021-12-31
NovaBay Pharmaceuticals, Inc.
filed 2022-03-29
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities Registered Pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE American, was approximately $23,677,038. This figure excludes an aggregate of 9,276,143 shares of common stock held by affiliates, including officers and directors, as of June 30, 2021. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 24, 2022, there were 51,418,364 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2022 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the end of the Registrant’s year ended December 31, 2021.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and its wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns over 45 live trademark registrations, which include NovaBay®, NovaBay Pharma®, Avenova®, NeutroPhase®, CelleRx®, Aganocide®, AgaDerm®, Neutrox®, Going Beyond Antibiotics®, Kakadu C®, AIN’T Misbehavin’® and KP Duty®. All other trademarks and trade names are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements regarding our product candidates, the integration of DERMAdoctor, market opportunities, competitors, strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this report and the documents that we reference and have filed as exhibits thoroughly and with the understanding that forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report and our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

NovaBay Pharmaceuticals, Inc. develops and sells scientifically-created and clinically-proven eyecare and skincare products.

Our leading product, Avenova® Antimicrobial Lid and Lash Solution (“Avenova Spray”), is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek.

On November 5, 2021 (the “Acquisition Closing”), we significantly expanded our business by acquiring DERMAdoctor, LLC (“DERMAdoctor”) as our wholly-owned subsidiary (the “DERMAdoctor Acquisition”). DERMAdoctor offers over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors.

We expect to grow commercial sales of both Avenova and DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings under both brand names.

Products

Avenova Branded Optical Products

Avenova Spray is a proprietary solution of hypochlorous acid that acts as an antimicrobial preservative in solution and has been shown to neutralize bacterial toxins in laboratory tests. Because it is a gentle isotonic solution, it is well suited for daily use on the lids and lashes. Avenova Spray offers distinct advantages when compared to alternative lid and lash regimens that contain soaps, bleach, and other impurities, as Avenova Spray removes unwanted microorganisms from the skin without the use of those harmful ingredients. Avenova Spray’s target market is the millions of Americans who suffer from minor irritation of the skin around the eye (commonly referred to as blepharitis) as well as anyone who suffers from dry eye (commonly described as a gritty sandy sensation while blinking). Avenova Spray is available both over-the-counter and as a prescription. We promote Avenova Spray direct to consumers and make it available through Avenova.com, other online channels and at select brick-and-mortar stores. In total, this was our leading sales channel by unit sales and net revenue in 2021. Avenova Spray is also available (1) at optometrists’ and ophthalmologists’ offices, through our physician dispensed channel; (2) at national pharmacy chains across all 50 states; and (3) through our Partner Pharmacy Program, providing a consistent patient experience at contracted pricing.

Because Avenova Spray can be purchased as both an over-the-counter and prescription product, it is available to a wide range of potential customers and addressable markets. Making it available over-the-counter capitalizes on a trend to sell pharmaceutical products directly to consumers in response to increased cost shifting to consumers through high-deductible health plans. Our ongoing focus on promoting Avenova Spray online is reflected in increasing our spend on digital marketing and public relations initiatives. Avenova Spray is available on Avenova.com, Amazon.com, Walmart.com, and select other online channels. Avenova Spray also became available at CVS store locations throughout the U.S. and on CVS.com beginning in the first quarter of 2021.

Support from ophthalmologists and optometrists for Avenova Spray remains strong. The continual endorsement of medical professionals has created a “doctor recommended” halo effect around our brand. This is a key differentiating factor in a crowded consumer space and is a result of our high quality and reliable efficacy. Our Buy-and-Sell physician dispensed channel is particularly important in this regard as it gives patients the opportunity to purchase Avenova Spray conveniently and immediately upon recommendation in the doctor’s office. We believe this also creates repeat Avenova Spray customers who subsequently purchase Avenova Spray and often other Avenova branded products through other channels.

We also make Avenova Spray accessible nationwide in nearly all retail pharmacies across the United States through agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation. We continue to build our prescription business under a value pricing model. We maintain a rebate program for electronic payment transactions and in the form of instant rebate cards. The rebate cards are intended to be used by patients who either do not have insurance coverage or whose insurance coverage does not cover Avenova Spray, thereby lowering the price for the patient at the pharmacy.

We also have agreements directly with some preferred pharmacy networks through our Partner Pharmacy Program. These agreements provide greater control over the patient experience at consistent contract pricing. Our Partner Pharmacy Program also ensures that proper insurance reimbursement occurs, and that our patients are receiving the best possible price. In 2021, we added ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses, to our Partner Pharmacy Program.

There are many companies that sell lid and lash solutions, most of which, to the best of our knowledge, are surfactant (soap) based. Unlike these detergent-based products that contain a mix of numerous chemicals, Avenova Spray consists solely of saline and 0.01% pure hypochlorous acid, a molecule naturally produced by the human body. Elegant in its simplicity, Avenova Spray works without the toxic impurities included in competitive offerings. While cheaper antibacterial soaps are commonly used to reduce or prevent bacterial contamination on the skin, we do not view them as true competitors of Avenova Spray.

DERMAdoctor Branded Dermatology Products

Through the DERMAdoctor Acquisition, we added a comprehensive portfolio of dermatological solutions to address common skincare concerns including: keratosis pilaris, rosacea and eczema, anti-aging, SPF, hyperhidrosis, excessive hair, and acne. These products are organized into several product families, including: (i) Kakadu C®; (ii) KP Duty®; (iii) Total Non-scents Antiperspirant; (iv) Wrinkle Revenge®; (v) AIN’T Misbehavin’®; and (vi) Calm, Cool & Corrected®. DERMAdoctor continues to develop its pipeline of additional new products to address a variety of common skin conditions.

DERMAdoctor products are offered within the large and steadily growing skincare category of the beauty industry. The skincare market is divided into facial care, hand and body care and sun care. Within the skincare market, our DERMAdoctor products sell and compete across all major product categories with a wide variety of products at various price points. Skincare products can also be subdivided into prestige and mass segments. Prestige products are characterized by higher price points and are typically sold in high-end specialty stores and department stores.

Our marketing strategy for the DERMAdoctor brand is to focus on educating our target consumers about the unique attributes of such products, developing intimate relationships with these consumers and capitalizing on our omni-channel distribution strategy to effectively reach and engage these consumers. Our target demographic for both the Avenova and DERMAdoctor brands encompasses women between the ages of 25 to 65 who have a college education and an above average household income. We plan to continue DERMAdoctor’s efforts to engage in educational media such as appearances on television shows, information and research provided on our websites and physical presence at specialty retailers and department stores, primarily by Dr. Audrey Kunin, to further strengthen the DERMAdoctor brand image and provide additional points of contact to educate consumers about such products. In addition, we also plan to leverage our consumer focused messaging and the products’ pharmaceutical pedigree to create brand awareness through digital marketing, influencers and third-party advertising companies.

The skincare industry is highly competitive and subject to rapid changes due to consumer preferences and industry trends. Competition in the skincare industry is generally based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. These products compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels, including large multinational consumer products companies that have many skincare brands under ownership, as well as standalone skincare brands, including those that may target the latest trends or specific distribution channels. We expect our DERMAdoctor products to encounter competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies like Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., L’Oréal Group, Shiseido, Coty, Mary Kay, Inc. and The Proctor & Gamble Company, each of which have skincare brands.

NeutroPhase and PhaseOne Branded Wound Care Products

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

Both NeutroPhase and PhaseOne compete in a crowded wound cleanser market with many older and lower-priced products with similar uses, such as Vashe and Betadine Surgical Scrub. However, we believe our NeutroPhase and PhaseOne solutions have distinct competitive advantages because they are made without the toxic chemicals found in other products. NeutroPhase and PhaseOne are gentle, non-irritating, and non-sensitizing to skin and new tissue. PhaseOne is distributed through commercial partners in the United States, and NeutroPhase is distributed in China by Pioneer Pharma (Hong Kong) Company Ltd.

DERMAdoctor Acquisition and Financing Transaction

On September 27, 2021, we entered into a Membership Unit Purchase Agreement (the “Acquisition Purchase Agreement”) by and among (i) us, (ii) DERMAdoctor, (iii) Dr. Jeffrey Kunin and Dr. Audrey Kunin (the “Founders”); (iv) Papillon Partners, Inc., a Missouri corporation that is owned by the Founders (“Papillon”); and (v) Midwest Growth Partners, L.L.L.P., an Iowa limited liability limited partnership (“MGP” and together with Papillon, the “Sellers”). Pursuant to the Acquisition Purchase Agreement, we acquired 100% of the membership units of DERMAdoctor for an agreed upon purchase price of approximately $15.0 million (the “Purchase Price”). The Purchase Price was comprised of a payment of approximately $12.0 million in cash to the Sellers at closing, which amount was (i) reduced to account for payments we made to satisfy DERMAdoctor’s indebtedness and its transaction expenses as of closing, and (ii) increased by the DERMAdoctor cash and cash equivalents that remained as of closing. The remaining amount of the Purchase Price is comprised of up to an aggregate of $3.0 million in earn out payments after the Acquisition Closing, which are contingent upon the legacy DERMAdoctor business achieving predetermined contribution margin financial targets for the 2022 and the 2023 calendar fiscal years (the “Earn Out Payments”). DERMAdoctor is now a wholly-owned subsidiary of NovaBay.

On October 29, 2021, we entered into a Securities Purchase Agreement with various institutional investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, we agreed to sell in a private placement offering (the “2021 Private Placement”) (i) an aggregate of 15,000 shares of our newly-created Series B Non-Voting Convertible Preferred Stock (the “Preferred Stock”) convertible into an aggregate of 37,500,000 shares of common stock, par value $0.01 (“Common Stock”), and (ii) warrants (the “2021 Warrants”) exercisable for 37,500,000 shares of Common Stock for an aggregate purchase price of $15.0 million. The 2021 Private Placement closed on November 2, 2021. We used a portion of the net proceeds from the 2021 Private Placement to partially fund the Purchase Price of the DERMAdoctor Acquisition, with the remaining amount to be used for working capital purposes.

Customers, Manufacturing and Suppliers

Avenova branded products are available on Amazon.com, Walmart.com, CVS.com and Avenova.com. Online sales now account for the majority of Avenova Spray revenue. Internationally, Avenova Spray is available in Australia through a distribution partner. NeutroPhase and PhaseOne sales rely solely on distribution partners in China and the U.S., respectively.

Our DERMAdoctor products are sold in the United States and internationally (including in China, the Middle East, Europe, Canada, and Central and South America). Such products are distributed online, through wholesale distribution, in physical store locations and, particularly as relates to international sales, through marketing and distribution agreements with local partners.

For the Avenova Spray, we currently outsource manufacturing to two contract manufacturers with facilities located in the United States. For our DERMAdoctor products, we also use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components, and packaging products and to manufacture finished products relating to the DERMAdoctor brand. We utilize a total of seven different product fillers and numerous ingredient and packaging suppliers from which we source and contract the manufactures of our DERMAdoctor products.

We believe that we have good relationships with our manufacturers and that our manufacturers have adequate manufacturing capacity to satisfy our demands for all products. Further, we believe that there are often alternative sources available in the event that one or more of these manufacturers are not available. However, the products manufactured by alternative manufacturers may not be identical to our current products as some of our product formulations, particularly as relates to our DERMAdoctor products, are sometimes owned by that particular manufacturer. We continually review our manufacturing needs against the capacity of our contract manufacturers to ensure that we are able to meet our production goals, reduce costs, and operate more efficiently.

Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. We rely on patents, trademarks, trade secrets and know-how to maintain our competitive position. We own over 40 live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®”, “KP Duty®” and depictions of Dr. Audrey Kunin, some of which are held directly by NovaBay and others by our wholly-owned subsidiary DERMAdoctor.

We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how and technological innovation to operate, without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. In order to maintain our trade secrets, we rely on and use reasonable business activities to protect trade secrets, such as confidentiality/invention rights agreements with employees, confidentiality agreements with manufacturers, proprietary expertise and product formulations, continuing innovation efforts and techniques, and other know-how to develop and maintain a competitive position.

Research and Development

For the years ended December 31, 2021 and 2020, we incurred total research and development expenses of approximately $44 thousand and $285 thousand, respectively. DERMAdoctor focuses a significant portion of its product development efforts on creating new products and improving existing products based on feedback and suggestions from its consumers. Many of these suggestions are the catalyst for new DERMAdoctor product development, as well as product extensions. DERMAdoctor’s testing activities are performed by laboratories with ISO 17025 accreditation and FDA registration. The finished products DERMAdoctor develops, including packaging, must meet adequate quality control, and performance tests before they are marketed. Pursuant to our current business strategy, we plan to continue DERMAdoctor’s practice of creating new products and improving existing products in our core product lines by incorporating consumer feedback into our product development efforts.

Seasonality

Avenova Branded Products

Consistent with our peers in the United States pharmaceutical industry, prescriptions for Avenova Spray experience seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins. Sales of Avenova Spray through non-prescription channels, along with the other Avenova branded products, experience less seasonality with demands, consistent throughout the year.

Dermatology/Skincare Products

Our DERMAdoctor products are sold through wholesale distribution relationships with third parties such as Costco and others; therefore, we may receive periodic large orders that result in large chunks of revenue that are received in irregular intervals during the year. Historically, sales of DERMAdoctor products that contain sunscreen and antiperspirants are higher in the summer seasons and sales of DERMAdoctor products that contain moisturizers are higher in the fall and winter months. In addition, DERMAdoctor products will typically experience an uptick in sales during the fourth quarter around the holidays of each country in which its products are sold, particularly in the United States and China.

Government Regulation

We are subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries. Governmental authorities in the United States extensively regulate the pre-clinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, among other things, of pharmaceutical, medical device and cosmetic products under various federal laws including the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and under comparable laws by the states in the United States and in most foreign countries. We also hold our CE Mark and ISO 13485 certifications. To maintain these certifications, we undergo significant quality control audits with the relevant European authorities every year.

FDA Approval/Clearance Requirements

Some of our products that we market in the U.S. require FDA 510(k) clearance or approval through the OTC Drug Monograph process. We believe we have obtained the required FDA clearance or approval for each of our current products, if necessary.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, or the “General Controls”, which include compliance with the applicable portions of the FDA's quality system regulations, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) PMN process described below. Avenova Spray is classified as a Class I medical device. None of our products are Class II or Class III medical devices. All DERMAdoctor products are classified either as a cosmetic or an OTC monograph drug.

Pervasive and Continuing FDA Regulation

A host of regulatory requirements apply to our marketed devices, including the quality system regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Reporting Regulations (which require that manufacturers report to the FDA specified types of adverse events involving their products), labeling regulations, and the FDA's general prohibition against promoting products for unapproved or "off-label" uses. Unanticipated changes in existing regulatory requirements or adoption of new current Good Manufacturing Practice (“cGMP”) requirements could hurt our business, financial condition, and results of operations.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created certain criminal statutes relating to health care, including health care fraud and false statements related to healthcare matters. The health care fraud statute prohibits, among others, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Third-Party Reimbursement

Historically, many customers who were prescribed Avenova Spray relied on third-party payors, such as indemnity insurers and managed care plans, to cover and reimburse all or part of the cost. As a result, demand of Avenova Spray is partially dependent in part on the coverage and reimbursement policies of these payors. Private payors often follow the coverage and reimbursement policies of Medicare. We cannot assure you that private third-party payors will cover and reimburse Avenova Spray or any of our other products in whole or in part in the future or that payment rates will be adequate. Currently, none of our products are reimbursed by federal healthcare programs, such as Medicare and Medicaid, and we do not anticipate they will be reimbursed by such programs in the future.

Trade Regulation

Our products, particularly our DERMAdoctor products, are also subject to regulation by the U.S. Consumer Product Safety Commission (“CPSC”) and the U.S. Federal Trade Commission (“FTC”). These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of products.

Foreign Regulation

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA, CPSC and FTC. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.

In addition, we export DERMAdoctor products outside of the United States, and those products are subject to several United States statutes and regulations that regulate exportation from the United States. These products do not require an export license so long as the product is not shipped or otherwise transferred to a comprehensively embargoed country or for a potentially prohibited purpose. DERMAdoctor has developed, maintains and follows internal controls to ensure that it is not exporting its products to embargoed countries or for prohibited purposes.

Other U.S. Regulation

We must also comply with numerous federal, state, municipal and local laws relating to matters such as health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those relating to the handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements.

Human Resources

As of December 31, 2021, on a consolidated basis, we had a total of 31 employees, 29 of whom were full-time employees and 2 were part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We comply with the latest employment best practices and consider our relationship with our employees to be good.

Facilities

Our principal executive office is located in Emeryville, California. We are party to an Office Lease (the “Lease”), dated August 24, 2016, as subsequently amended on January 24, 2022, pursuant to which we lease approximately 7,675 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC (the “Landlord”), for our principal executive offices. The expiration date of the Lease is July 31, 2027, unless earlier terminated pursuant to the provisions of the Lease. We believe that our office and administration facilities are suitable and adequate for our current operations and its current purpose, but we may require additional space and facilities as our business expands.

Our wholly-owned subsidiary, DERMAdoctor, is party to a lease with Green Bay Packaging Inc., as landlord, and DERMAdoctor, as tenant, dated August 27, 2019 (the “Subsidiary Lease”), for 19,136 square feet of space located at 4346 Belgium Boulevard, Building 2, Riverside, Missouri, which DERMAdoctor utilizes for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024.

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

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC before deciding to buy, sell or hold our Common Stock. If any of the following risks actually occur, our business, financial condition, results of operations and the market price of our Common Stock could be materially adversely affected, the value of our Common Stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our Company, but those that we consider to be material. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Please also read carefully the section below entitled “Special Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business

Our business may be adversely affected by the continuing coronavirus outbreak.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the San Francisco Bay area counties where our headquarters is located. Due to “shelter in place” orders and other public health guidance measures, we implemented a temporary work-from-home policy for all staff members that has since been lifted. Overall, the impact of COVID-19 to date has been minimal on the sales of Avenova Spray as an increase in online sales has made up for the decrease in revenue from other channels. In addition, we recently acquired DERMAdoctor and have not yet fully integrated its business, operations or products with ours and the impact of COVID-19 on this integration and/or the future sales of our DERMAdoctor products is uncertain given the shift in sales channels away from brick-and-mortar retail stores. Although we and DERMAdoctor have not experienced a material disruption in our supply chain to date due to COVID-19, as the pandemic continues, the availability of raw materials, goods and/or services from our suppliers could be disrupted and/or not provided in a timely manner or in the quantities that we require in order to operate our business in the ordinary course, which could materially and adversely affect our product sales, customer service levels and our overall business. In addition, any increases in the costs of goods and services for our business that could result from such disruptions in our supply chain or as a result of inflation in the overall costs of goods and services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations.

The COVID-19 global pandemic continues to evolve. The extent to which the outbreak and the different variants may continue to affect our business, financial condition and results of operations will depend on future developments, which are uncertain and cannot be predicted at this time, such as the duration of the outbreak, evolution of COVID-19 into novel strands of the disease, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing, quarantines or lock-downs in the United States and elsewhere, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease through vaccination. Future developments in these and other areas present material uncertainty and risk with respect to our business, financial condition, and results of operations. Since the success of our business, including DERMAdoctor’s business, relies upon the strength of the United States and other retail economies, any sustained economic downturn in the United States or the other countries in which we conduct business could materially and adversely affect our business, operating results and financial condition.

Our future success is largely dependent on the successful commercialization of our products, particularly Avenova Spray, and of the newly acquired DERMAdoctor products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products, including the products that we recently acquired as a result of the DERMAdoctor Acquisition. While we believe we are creating an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova branded, and/or our DERMAdoctor branded products, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

Acceptance and use of Avenova and/or DERMAdoctor branded products by physicians, retail partners and other customers may depend on a number of factors including: (i) perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products; (ii) published studies demonstrating the cost-effectiveness of our products relative to competing products; (iii) availability of reimbursement for our products from government or commercial payers as relates to Avenova Spray; and (iv) effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any. The failure of any of our products to find market acceptance would harm our business and could require us to seek additional financing to fund our operations.

We face substantial competition in the eyecare and the skincare markets in which we operate.

Avenova Spray faces intense competition in the eyecare market, which is focused on cost-effectiveness, price, service, product effectiveness and quality, patient convenience and technological innovation. There is substantial competition in the eyecare market from companies of all sizes in the United States and abroad, including, among others, large companies such as Allergan plc and Shire plc, and against products such as Restasis, Xiidra, eye wipes, baby shampoo and soap. There are also over-the-counter products that contain hypochlorous acid that compete with Avenova Spray.

For our newly acquired DERMAdoctor products that operate in the skincare and beauty industries, we also face vigorous competition from companies globally, including large multinational consumer products companies that have many skincare brands under ownership and standalone skincare brands, including those that may target the latest trends or specific distribution channels. The skincare and beauty industries are highly competitive and subject to rapid changes due to consumer preferences and industry trends. Competition in the skincare industry is generally based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels. Our skincare and other beauty products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies like Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., Johnson & Johnson, Inc., L’Oréal Group, Shiseido, Coty, Mary Kay, Inc. and The Proctor & Gamble Company, each of which have launched skincare brands. In addition, we compete with brands including Dr. Dennis Gross, Kate Somerville, Murad, Perricone M.D., Dr. Brandt, Clarins, Clinique, Dermalogica, Exuviance, La Roche-Posay and Vichy. We also compete with numerous other companies that market skincare products. Competition may increase further as existing competitors enhance their offerings or additional companies enter our markets or modify their existing products to compete directly with our products.

These companies that we compete against in the eyecare, skincare and beauty industries may have substantially greater financial, technical and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, our products may be rendered obsolete or non-competitive. In addition, if our competitors develop more effective or affordable products, or achieve earlier intellectual property protection or product commercialization than we do, our operating results will materially suffer. Competition may increase further as existing competitors enhance their offerings or additional companies enter our markets or modify their existing products to compete directly with our products. We may not be able to sustain growth as competitive pressures, including pricing pressure from competitors, increase. Our ability to compete depends on the continued strength of our brand and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third parties to supply raw materials used in our products and to manufacture our products. Any interruption or failure by these suppliers or other disruptions to our supply chain may materially adversely affect our business, financial condition, results of operations and cash flows.

Our ability to make, move, and sell our products is critical to our success. Historically, we have predominately relied on a single product, Avenova Spray, for our primary revenue stream, which is comprised of our proprietary, stable and pure form of hypochlorous acid. In acquiring DERMAdoctor, we are greatly expanding our product offerings and operations, as DERMAdoctor has an extensive global platform, currently selling over 30 products in various countries, with over 40 commercial relationships that supply its products from around the globe. While product sales in the United States have historically driven DERMAdoctor’s revenue, it has strategically sought international opportunities for the sale and distribution of its products. DERMAdoctor’s products are currently offered internationally in China, the Middle East, Europe, Canada, and Central and South America. With this larger operational business and range of product offerings around the globe, comes additional opportunity for us as well as corresponding risk in certain areas. A key risk area, which is emphasized further by the current pandemic environment and conflict between Russia and Ukraine, is that of supply chain risk. Our subsidiary, DERMAdoctor, also uses third party contract manufacturers and suppliers, some internationally, to obtain substantially all raw materials, components, and packaging products and to manufacture finished products.

Damage or disruption to our supply chain, including third-party manufacturing, assembly or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 pandemic), strikes, government action, war (such as the conflict between Russia and Ukraine) or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results.

Further, we rely on third parties to supply raw materials, components, and packaging products, to manufacture finished products, and distribute our products. Any interruption or failure by our suppliers, distributors and other partners to meet their obligations on schedule or in accordance with our expectations, misappropriation of our proprietary information, including trade secrets and know-how, or any termination by these third parties of their arrangements with us, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent the manufacture or commercialization of our products, disrupt our operations or cause reputational harm to our company, particularly with wholesale customers, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In particular, a large portion of DERMAdoctor’s revenue is from wholesale customers, which in accordance with standard industry practice, do not typically operate under written contracts or advance commitments for products. Such wholesale customers generally place large orders shortly before such products are needed. Due to cost and product shelf life, the DERMAdoctor business does not keep a large inventory on hand, however, it must have the ability to quickly provide products to wholesale customers upon demand. Therefore, our DERMAdoctor business relies on its third-party suppliers to be able to quickly respond to DERMAdoctor product needs, and if such supply chain is interrupted, could cause a material adverse effect on our business, reputation with wholesale customers and financial condition.

DERMAdoctor’s operating results are dependent on sales to a few significant retail partners and the loss of, or substantial decline in, sales to one of these retail partners could have a material adverse effect on our expected future revenues and profitability.

Retail partners that purchase our DERMAdoctor products account for a substantial percentage of net sales revenue, and the loss of all or a portion of the sales to any one of these customers could have a material adverse effect on the results of operations generated by the DERMAdoctor business. In particular, prior to the DERMAdoctor Acquisition, sales to retail partners accounted for approximately 50.8% of DERMAdoctor’s gross sales revenue in fiscal 2020. We expect that a small group of retail partners will continue to account for a significant portion of DERMAdoctor’s gross sales revenue for the foreseeable future. Although DERMAdoctor developed long-standing relationships with its major retail partners, it generally does not, consistent with industry norms, have written agreements or advance commitments that require these retail partners to buy from DERMAdoctor or to purchase a minimum amount of DERMAdoctor products. A substantial decrease in sales to any of DERMAdoctor’s major retail partners could have a material adverse effect on the DERMAdoctor business and our financial condition and operating results.

Potential disruptions to our distribution facility could cause interruptions or delays in our business and adversely affect our net sales and results of operations.

Our ability to meet the needs of our consumers and retail customers depends on the proper operation of our Riverside, Missouri distribution facility, where a significant portion of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facility, and any loss, damage or disruption of this facility, or loss or damage of the inventory and contents stored there, could materially and adversely affect our business, financial condition and results of operations. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause loss of inventory and interruptions or delays in our business and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Our warehouse is located in an area that has historically been subject to severe storms and tornados. This increases our susceptibility to the risk that severe weather conditions could harm the operations of our distribution facility. In the event that a storm, tornado, fire, natural disaster or other catastrophic event were to destroy a significant part of the facility or interrupt our operations for an extended period of time, our net sales could be reduced, and our results of operations could be harmed.

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

Adverse U.S. or international economic conditions could negatively affect our business, financial condition and results of operations.

We face risks associated with U.S. and international economic conditions and are subject to events beyond our control including war, public health crises (such as the COVID-19 pandemic), trade disputes, economic sanctions, and their collateral impacts. In particular, consumer spending on skincare and beauty products, as well as eyecare products, is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. In addition, deterioration in global financial markets could make future financing difficult or more expensive, which could have a material adverse effect on our ability to finance the acquisition of inventory for sale to our customers. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions imposed by the U.S. and other countries against Russia, following Russia’s invasion of Ukraine, to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

Risks Related to the DERMAdoctor Acquisition and DERMAdoctor’s Products

Uncertainty about the DERMAdoctor Acquisition may adversely affect the relationships that we and DERMAdoctor have with our respective customers, service providers and employees.

Parties with whom we or DERMAdoctor do business may experience uncertainty associated with the recent DERMAdoctor Acquisition, including with respect to current or future business relationships with us or DERMAdoctor. These business relationships may be subject to disruption as end customers, suppliers, manufacturers, distributors and others may attempt to (i) negotiate changes in existing business relationships, (ii) delay, defer or cease supplying or manufacturing for, or purchasing products from, us or DERMAdoctor or (iii) consider entering into business relationships with parties other than us or DERMAdoctor, including our competitors or those of DERMAdoctor. These disruptions, if they occur, could have a material adverse effect on the combined business and upon our operating results and financial condition.

Uncertainties associated with the DERMAdoctor Acquisition may cause a loss of management personnel and other key employees that could adversely affect our future business, operations and financial results.

With the DERMAdoctor Acquisition having been completed, the ongoing integration of the combined businesses could disrupt our business. We and DERMAdoctor are both dependent on the experience and industry knowledge of our respective senior management and other key employees to develop new products and execute our respective business plans. Our success will depend in part upon our ability to retain both key management personnel and key employees of DERMAdoctor. Although we entered into employment agreements with Dr. Audrey Kunin and Dr. Jeffrey Kunin, who are also incentivized to team with us over the next two years to achieve potential Earn Out Payments pursuant to the terms of the Purchase Agreement, and all of the other employees of DERMAdoctor continued as employees after the Acquisition Closing, there is no guarantee that current and prospective future employees we hire for the DERMAdoctor business will continue with us, which may have an adverse effect on our ability to effectively integrate DERMAdoctor into our business or for us to attract or retain key management and other key personnel. All of DERMAdoctor’s existing and new products in development were conceived by its product design team led by Dr. Audrey Kunin, who is a board-certified dermatologist. Dr. Kunin is continuing post-transaction in her leadership role of new product development, and the loss of Dr. Kunin’s service in this capacity could have a material and adverse effect on our ability to effectively develop and launch new products until such position could be filled by us.

The DERMAdoctor Acquisition involves risks associated with acquisitions and integrating acquired businesses and the intended benefits of the DERMAdoctor Acquisition may not be realized by us.

The DERMAdoctor Acquisition, which was completed on November 5, 2021, involves risks that are associated with acquisitions and integrating acquired businesses and their operations with existing operations, including:

●	our senior management’s attention may be diverted from the management of daily operations to the integration of DERMAdoctor’s products and business that we have acquired;
●	the challenges, including delays or any other unanticipated changed circumstances, and costs involved in integrating and/or developing DERMAdoctor products and other assets that we have acquired;
●	failure of the products and other assets that we acquired in the DERMAdoctor Acquisition to generate anticipated revenues, and/or otherwise perform in accordance with our expectations; and
●	failure to achieve the anticipated efficiencies and cost savings or realize other expected benefits of the DERMAdoctor Acquisition within the expected time frame or at all.

If these risks or other unexpected costs and liabilities were to materialize, any desired benefits of the DERMAdoctor Acquisition may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted. In addition, if the combined company does not perform as we or the market expects, then this could have an adverse effect on the price of our Common Stock.

Actual results may differ from any statements made by us concerning the anticipated impact of the DERMAdoctor Acquisition on the operating results of the combined company, and these differences could be material.

Although we believe that we have a reasonable basis for such forward-looking statements, these statements are based on our projections of future events that are subject to risks, uncertainties and other factors that may cause the combined company’s actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements to differ in a material way. Additional risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to successfully integrate DERMAdoctor; unanticipated increases in costs or expenses; our ability to realize expected cost synergies; our ability to reach profitability as a result of the DERMAdoctor Acquisition, and the other risks identified herein and the documents included herein that we urge you to read. Our actual financial condition and results of operations as a result of the DERMAdoctor Acquisition may not be consistent with, or evident from, the statements for the periods covered by this report. Consequently, actual results or developments anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to, or effects on, us. In particular, while the DERMAdoctor Acquisition is expected to be accretive to NovaBay’s profitability in the first year after close, there can be no assurance with respect to the timing and scope of the accretive effect or whether it will be accretive at all. Any failure to meet expectations regarding the prospects for the combined company could have a material adverse effect on our business, financial condition, results of operation, as well as the trading price and/or volume of our Common Stock.

Charges to earnings resulting from the application of the purchase method of accounting following the Closing of the DERMAdoctor Acquisition may adversely affect the market value of our Common Stock.

The DERMAdoctor Acquisition will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our Common Stock. Under the purchase method of accounting, the total estimated Purchase Price will be allocated to DERMAdoctor’s pro forma net tangible assets and identifiable intangible assets based on their respective fair values as of the Acquisition Closing. Any excess of the Purchase Price over those fair values will be recorded as goodwill. As a result of the consolidation of DERMAdoctor with our Company, we will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the Purchase Agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we may be required to incur charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

Risk Related to Government Regulation

We expect continuous revenue from sales of Avenova Spray, which is classified as a cleared medical device by the FDA, but we cannot guarantee that the FDA will continue to allow us to market and sell Avenova Spray as a cleared medical device, which marketing inability would halt our sales and marketing of Avenova Spray and cause us to lose revenue and materially and adversely affect our results of operations and the value of our business.

Our ability to continue to commercialize Avenova Spray and generate revenue from Avenova Spray depends upon, among other things:

●	the FDA allowing us to continue marketing Avenova Spray as an FDA cleared medical device;
●	acceptance in the medical community;
●	the safety of Avenova Spray’s predicate devices;
●	the number of patients who use Avenova Spray;
●	coverage or reimbursement by third-party payors of Avenova Spray;
●	our ability to successfully market Avenova Spray to both doctors and patients; and
●	the amount and nature of competition from competing companies with similar products.

Revenue from the Avenova brand will be subject to, among other things, regulatory and commercial and market uncertainties that may be outside of our control. The clearance that we have received from the FDA for our Avenova Spray, NeutroPhase, PhaseOne and other products is subject to strict limitations on the indicated uses for which the products may be marketed. The labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping for all of our products, including those that are not subject to FDA clearance, are subject to extensive regulatory requirements.

In addition, there can be no assurance that government regulations applicable to our products will not change and thereby prevent the marketing of some or all of our products for a period of time or permanently. The FDA’s policies may change and additional government regulations may be enacted that could modify, prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or in other countries. We cannot guarantee that Avenova Spray, our other cleared products, or products that may be approved or cleared for marketing in the future, will not be materially adversely impacted by a change in industry standards or regulations. If changes to industry standards, practices or regulations applicable to Avenova Spray or our other cleared products that we may market and sell in the future cause a delay in continued commercialization or if we cannot make a change to satisfy the industry standards, practices or regulations, we may not be able to meet market demand which may have a materially adverse effect on our business, financial condition, results of operations, and prospects.

Additionally, the FDA may request that we submit another 510(k) premarket submission that compares to another predicate device. If we are unable to find an adequate predicate device that is substantially equivalent to Avenova Spray for the treatment claims that we use to sell and market Avenova Spray, we may not be able to obtain the necessary FDA clearance to continue to market and sell Avenova Spray without performing comprehensive clinical trials. In such event, we would need to seek premarket approval from the FDA for the applicable product before we could continue to sell and market Avenova Spray in the United States, which would be significantly more time consuming, expensive, and uncertain.

Our commercialized products such as Avenova and DERMAdoctor branded products are not approved by the FDA as a drug, and we rely solely on the 510(k) clearance for Avenova Spray and certain of our other products as a medical device.

Our business and future growth depend on the development, use and sale of products that are subject to FDA regulation, clearance and approval. Under the U.S. Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the use of our products, except as allowed by the FDA. Our products, particularly our DERMAdoctor products, are also subject to regulation by the CPSC and the FTC. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of such products. As Avenova Spray is a medical device, we may only make very limited claims that pertain to its cleared intended use. Without claims of efficacy, market acceptance of our products may be slow. The 510(k) status of Avenova Spray also affects our ability to obtain formal insurance reimbursement by payors and affects our ability to obtain Medicare coverage.

The FDA does not currently require pre-market approval for products intended to be sold as non-prescription skincare products, so long as they are not marketed for the treatment or prevention of a disease, or as affecting the structure or function of the human body. However, the FDA may in the future require pre-market approval, clearance, or registration/notification of skincare products. Moreover, such products could also be regulated as both drugs and skincare simultaneously, as the categories are not mutually exclusive. If the FDA determines that any of our products intended to be sold as skincare should be classified and regulated as drug products, and we are unable to comply with applicable drug requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our skincare products and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

There is significant risk that the FDA or other federal or state law enforcement authorities may determine that the nature and scope of our sales and marketing activities constitutes the promotion of our products for non-FDA-approved uses in violation of applicable law and as the sale of unapproved drugs, which is prohibited under applicable law. We face the risk that the FDA may take enforcement action against us for the way that we promote and sell our products. This risk may grow with the increased visibility of Avenova Spray online, as well as the FDA’s increased focus on antimicrobial products in the wake of the COVID-19 pandemic. We also face the risk that the FDA or other regulatory authorities might pursue enforcement actions based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities.

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

Even after obtaining regulatory clearances, certain developments may decrease demand for our products, including the re-review of products that are already marketed; new scientific information and evolution of scientific theories; the recall or loss of regulatory clearance of products that are already marketed; changing government standards or public expectations regarding safety, efficacy, or labeling changes; and greater scrutiny in advertising and promotion. If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of a product, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes. In addition, some health authorities appear to have become more cautious when examining new products and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes.

There is also greater regulatory scrutiny, especially in the United States, on advertising (in particular, direct to consumer advertising), promotion and pricing of pharmaceutical products. Certain regulatory changes or decisions could make it more difficult for us to sell our products. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory clearance, product recalls, seizure of products, operating restrictions, injunctions, warning letters, criminal prosecution and other enforcement actions. Any of these events could prevent us from marketing our products and our business may not be able to continue past such concerns. If any of the above occurs to Avenova Spray, or our DERMAdoctor products, our business, results of operations, financial condition and cash flows could be materially adversely affected.

We do not have our own manufacturing capacity, and we rely on partnering arrangements or third-party manufacturers for the manufacture of our products and potential products.

The FDA and other governmental authorities require that all of our products, including those of DERMAdoctor, be manufactured in strict compliance with federal Quality Systems Regulations (“QSR”) and other applicable government regulations and corresponding foreign standards. We do not currently operate manufacturing facilities for production of our products. As a result, we have partnered with third parties to manufacture our products or rely on contract manufacturers to supply, store and distribute our products and help us meet legal requirements. As we have limited control over our commercial partners, any performance failure on their part (including failure to deliver compliant, quality components or finished goods on a timely basis or properly branded products) could affect the commercialization of our products, producing additional losses and reducing or delaying product revenues. If any of our commercial partners or manufacturers have violated or is alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer significant financial, operational and reputational harm or other negative outcomes, including costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales of nonconforming products, or initiating product recalls, change product labelling, packaging or advertising or take other corrective action and possible legal consequences.

Our products require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers and partners often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Accordingly, we and our third-party manufacturers are also subject to periodic unannounced inspections by the FDA to determine compliance with the FDA's requirements, including primarily current cGMP, the QSR, medical device reporting regulations (where applicable for Avenova Spray), proper and compliant labeling and other applicable government regulations and corresponding foreign standards, including ISO 13485.

The results of these inspections can include inspectional observations on FDA’s Form 483, untitled letters, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our FDA-cleared products are ineffective, make additional therapeutic claims that are not commensurate to the accepted labeling claims, or pose an unreasonable health risk, the FDA could take a number of regulatory actions, including preventing us from manufacturing any or all of our products or performing laboratory testing on human specimens, which could materially adversely affect our business. In addition, a prolonged interruption in the manufacturing of one or more of our products as a result of non-compliance could decrease our supply of products available for sale, which could reduce our net sales, gross profits and market share, as well as harm our overall business, prospects, financial condition and results of operations.

Avenova Spray’s FDA-clearance and our other products that have been cleared by the FDA or products that we may obtain FDA-clearance in the future, if at all, are subject to limitations on the intended uses for which the product may be marketed, which can reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities. In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements where applicable for Avenova Spray, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory clearance to one or all of our products that may be cleared in the future, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

If we were to lose, or have restrictions imposed on, FDA clearances we may receive in the future, our business, operations, financial condition and results of operations would likely be materially adversely impacted.

Risks Relating to Our Liquidity

We have a history of losses and we may never achieve or maintain sustained profitability.

We have historically incurred net losses, and we may never achieve or maintain sustained profitability. In addition, at this time, we expect to incur expenses, including marketing and sales expenses, as we integrate the DERMAdoctor business and its products with ours and our continued efforts to increase sales of our Avenova branded and newly acquired DERMAdoctor products, and our results of operations may fluctuate significantly.

While we believe that increased revenues and operating expense efficiencies expected to be achieved as a result of the DERMAdoctor Acquisition will result in our Company achieving profitability, there is no assurance that this will occur. We will need to generate significant revenues to achieve and maintain profitability. Even with the combined sales of Avenova branded and DERMAdoctor products, there is no assurance that we will be able to generate sufficient revenues to achieve or maintain profitability. Our failure to achieve and subsequently maintain profitability could have a material adverse impact on the market price of our Common Stock.

Risks Relating to Owning Our Common Stock

The price of our Common Stock may fluctuate substantially, which may result in losses to our stockholders.

The stock prices of many companies in our market segments have generally experienced wide fluctuations, which are often unrelated to the operating performance of those companies. The market price of our Common Stock is likely to be volatile and could fluctuate in response to, among other things:

●	the announcement of new products by us or our competitors;
●	the announcement of partnering arrangements by us or our competitors;
●	quarterly variations in our or our competitors’ results of operations;
●	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;
●	developments in our industry;
●	the sale of a substantial number of shares of Common Stock by any large stockholder, especially within a short period of time; and
●

general, economic and market conditions, including volatility in the financial markets, a decrease in consumer confidence and other factors unrelated to our operating performance or the operating performance of our competitors.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since our formation, we have raised capital through the issuance of capital stock on many occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382 of the Code. We have not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. If we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We have not paid dividends or repurchased stock in the past and do not expect to pay dividends or repurchase stock in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on, or repurchased shares of, our Common Stock and do not anticipate paying cash dividends or repurchasing shares of our Common Stock in the foreseeable future. In addition, we do not anticipate paying any dividends or repurchasing any shares of our Preferred Stock; however, if we pay dividends on our shares of Common Stock, we are required to pay dividends on our Preferred Stock on an as converted basis. The payment of dividends on, or the repurchase of shares of, our Common Stock or Preferred Stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends or repurchase stock, holders of our Common Stock will experience a return on their investment in our shares only if our stock price appreciates.

If our stockholders' equity does not meet the minimum standards of the NYSE American or we are not able to comply with other continued listing requirements, we may be subject to delisting procedures.

Our Common Stock is currently listed on the NYSE American. If we are unable to comply with the continued listing requirements of the NYSE American, our Common Stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our Common Stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. Historically, our stockholders’ equity has at times been below the minimum requirements of Section 1003(a) of the Company Guide though we have met all such minimum requirements since October 13, 2020. In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards in the future, the NYSE American will take the appropriate action which, depending on the circumstances, may include initiating its compliance procedures or initiating delisting proceedings. If our Common Stock is delisted, this could, among other things, substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants, subscription agreements or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management's time and attention and could have a material adverse effect on our financial condition, business and results of operations.

We may issue additional shares of our Common Stock, other series or classes of preferred stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of our Common Stock, other series or classes of preferred stock, in addition to the Preferred Stock and 2021 Warrants that we recently issued and sold in the 2021 Private Placement, or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our 2017 Omnibus Incentive Plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of our Common Stock, preferred stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in NovaBay will decrease;
●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; or
●	the market price of your shares of Common Stock may decline.

We may require additional capital funding, the receipt of which may impair the value of our Common Stock and Preferred Stock.

If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing Common Stock. In addition, the new equity securities may be offered in the future at a price that is below the then in effect conversion price of the Preferred Stock, which would result in the lowering of the conversion price of the Preferred Stock and a greater number of shares of Common Stock being issuable upon conversion of the Preferred Stock for no additional consideration, causing even greater dilution to our stockholders.

Offers or availability for sale of a substantial number of shares of our Common Stock, including as a result of the conversion of the Preferred Stock and/or the exercise of the 2021 Warrants, may cause the price of our publicly traded securities to decline.

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock and make it more difficult for us to raise funds through future offerings of Common Stock. The Preferred Stock that we issued in the 2021 Private Placement provides for conversion into an aggregate of 37,500,000 shares of Common Stock (based on the current conversion price). In addition, the Preferred Stock may become convertible into a greater number of shares of Common Stock that would be available for sale as a result of the full-ratchet anti-dilution price protection in the Certificate of Designation for the Preferred Stock, which would be triggered if we were to issue Common Stock in the future at an effective Common Stock purchase price that is less than the current conversion price for the Preferred Stock. In the 2021 Private Placement, we also issued 2021 Warrants that are exercisable into 37,500,000 shares of Common Stock. Assuming that all of the shares of Preferred Stock issued in the 2021 Private Placement are converted based on the conversion price as of the date hereof, and all of the 2021 Warrants are exercised, it would result in a total of 75,000,000 additional shares of Common Stock becoming issued and outstanding, which represents approximately 50% of the total number of shares of Common Stock authorized as of January 31, 2022. In addition, our stockholders and the holders of our stock options and other warrants that we issued may also sell amounts of our Common Stock in the public market. The sale of a significant portion of any of these shares of Common Stock in the public market at one time could create downward pressure on the market price of our Common Stock. In addition, the fact that our stockholders, including the holders of Preferred Stock, option holders and warrant holders, including the 2021 Warrants, could sell substantial amounts of our Common Stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and/or at a price that we deem reasonable or appropriate, or at all.

Risks Related to Potential Litigation

The pharmaceutical and biopharmaceutical industries are characterized by patent litigation, and any litigation or claim against us may impose substantial costs on us, place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation.

There has been substantial litigation in the pharmaceutical and biopharmaceutical industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. For the most part, these lawsuits relate to the validity, enforceability, and infringement of patents. We rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position, and we may initiate claims to defend our intellectual property rights as a result. Other parties may have issued patents or be issued patents that may prevent the sale of our products or know-how or require us to license such patents and pay significant fees or royalties to produce our products. In addition, future patents may be issued to third parties which our technology may infringe. Because patent applications can take many years to issue and because patent applications are not published for a period of time, or in some cases at all, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe.

Intellectual property litigation, regardless of outcome, is expensive and time-consuming, would divert management's attention from our business and could have a material negative effect on our business, operating results, or financial condition. If a dispute involving our proprietary technology were resolved against us, it could mean the earlier entry of some or all third parties seeking to compete in the marketplace for a given product, and a consequent significant decrease in the price we could charge for our product. If such a dispute alleging that our technology or operations infringed third-party patent rights were to be resolved against us, we might be required to pay substantial damages, including treble damages and attorney's fees if we were found to have willfully infringed a third party's patent, to the party claiming infringement, to develop non-infringing technology, to stop selling any products we develop, to cease using technology that contains the allegedly infringing intellectual property or to enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all.

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

We also rely on trade secrets and proprietary know-how that we seek to protect by confidentiality agreements with our employees, consultants, and collaborators. If these agreements are not enforceable, or are breached, we may not have adequate remedies for any breach, and our trade secrets and proprietary know-how may become known or be independently discovered by competitors.

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

Our principal executive offices and administrative operations are located at 2000 Powell Street, Suite 1150, Emeryville, California. In total, we lease approximately 7,675 square feet of office space in the facility pursuant to the Lease expiring on July 31, 2027.

Our wholly-owned subsidiary, DERMAdoctor, leases approximately 19,136 square feet of space at 4346 Belgium Boulevard, Building 2, Riverside, Missouri, for light manufacturing, storage, distribution of products and administrative functions, pursuant to the Subsidiary Lease expiring on December 31, 2024.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of December 31, 2021, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American, under the symbol “NBY.”

Holders

As of March 24, 2022, there were approximately 123 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as "expects," "anticipated," "will," "may," "goals," "plans," "believes," "estimates," "concludes," determines," variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled "Risk Factors" in Item 1A. and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a company focused on the development and sale of scientifically-created and clinically-proven eyecare and skincare products. Our portfolio of products includes a number of eyecare products under our Avenova brand, led by Avenova Spray which contains our proprietary, stable and pure form of hypochlorous acid, and over 30 dermatologist-developed skincare products under our DERMAdoctor brand, as further described in Item 1. (Business).

On November 5, 2021, we purchased DERMAdoctor, LLC (“DERMAdoctor”) (the “DERMAdoctor Acquisition”) for approximately $12.0 million as well as $3.0 million of contingent consideration payable in cash or our common stock over the next two years upon the achievement of certain contribution margin targets. For additional information regarding the DERMAdoctor Acquisition, see Note 3 “Business Combination” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

The DERMAdoctor Acquisition was funded, in part, through the sale of an aggregate of 15,000 shares of Preferred Stock (convertible into an aggregate of 37,500,000 shares of Common Stock) and the 2021 Warrants (exercisable for 37,500,000 shares of Common Stock) for an aggregate purchase price of $15.0 million. For additional information regarding the Preferred Stock and the 2021 Warrants, see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

In 2021, we also continued to expand our Avenova product offerings, including adding the following products under the Avenova eyecare brand: (1) Avenova Moist Heating Eye Compress and (2) the i-Chek. We expanded our distribution efforts through our partnership with ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses to promote Avenova Spray.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products and integrate the DERMAdoctor business. Our net losses were $5.8 million and $11.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $141.9 million and current assets totaling $13.2 million.

We expect to grow commercial sales of Avenova and DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings under both brand names.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes, earnout contingency, and warrant liability. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute, and it believes are unlikely to be collected. Management recorded no reserve for accounts receivable at December 31, 2021 and December 31, 2020.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At December 31, 2021 and 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $641 thousand and $236 thousand, respectively.

Business Combinations

We account for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

The determination of estimated fair value requires us to make significant estimates and assumptions. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.  As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

Transaction costs associated with business combinations are expensed as they are incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired.

Intangible Asset	Fair Value (in thousands)	Useful Life (in years)	Amortization Method
Customer relationships	$290	7	Straight line
Trade secrets / product formulations	2,890	9	Straight line
Trade names	2,080	Indefinite	N/A
Goodwill	4,528	Indefinite	N/A
	$9,788

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our consolidated statements of operations until such time as the specified milestone achievement period is complete.

Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets, and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. There were no impairment charges during the years ended December 31, 2021 and 2020, respectively.

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

Revenue Recognition

Revenue generated through the Company’s webstores, primarily Avenova.com and DERMAdoctor.com, is recognized upon fulfillment, which generally occurs upon delivery of the related products to multiple third-party carriers. Shipping and handling costs are expensed as incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through third-party online retailers is also recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our product are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

The Company also generates Avenova Spray revenue through major pharmacy distribution partners. Product supply of Avenova Spray is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon delivery to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to the distributor.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

Revenue for product sales to other retailers is generally recognized upon transfer of control to the retailer, which generally occurs upon delivery of the related products to a third-party carrier, net of estimated future product returns.

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands):

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total

Balance at December 31, 2020	$(91)	$(10)	$55	$(527)	$(573)
Current provision related to sales made during current period	(249)	(60)	(723)	(819)	(1,851)
Payments	256	57	293	548	1,154
Balance at December 31, 2021	$(84)	$(13)	$(375)	$(798)	$(1,270)

Cost of Goods Sold

Cost of goods sold includes third-party manufacturing costs, shipping and handling costs, and other costs associated with products sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include all costs associated with research, development, and regulatory activities, including submissions to the Food and Drug Administration (“FDA”).

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 15, “Equity-Based Compensation” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Common Stock Warrant Liabilities

The Company accounts for common stock warrants issued in connection with its equity offerings in accordance with the provisions of Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

The Company accounts for common stock warrants issued in connection with share-based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation, which encompasses the provisions of ASC 480, Distinguishing Liabilities from Equity.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
	(in thousands)		(in thousands)
Statement of Operations
Sales:
Product revenue, net	$8,397	$9,916	$(1,519)	(15%)
Other revenue, net	24	18	6	33%
Total sales, net	8,421	9,934	(1,513)	(15%)

Cost of goods sold	2,776	3,970	(1,194)	(30%)
Gross profit	5,645	5,964	(319)	(5%)

Research and development	44	285	(241)	(85%)
Sales and marketing	7,223	6,173	1,050	17%
General and administrative	7,240	5,932	1,308	22%
Total operating expenses	14,507	12,390	2,117	17%
Operating loss	(8,862)	(6,426)	(2,436)	38%

Non-cash gain (loss) on changes in fair value of warrant liability	4,615	(5,216)	9,831	(188%)
Non-cash gain on changes in fair value of embedded derivative liability	-	3	(3)	(100%)
Other (expense) income, net	(1,577)	605	(2,182)	(361%)

Loss before provision for income taxes	(5,824)	(11,034)	5,210	(47%)
Provision for income taxes	-	(5)	5	(100%)
Net loss and comprehensive loss	$(5,824)	$(11,039)	$5,215	(47%)

Impact of DERMAdoctor Acquisition

The above results include the financial results of DERMAdoctor beginning at the time of the Acquisition Closing on November 5, 2021 (see Note 3, “Business Combination” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) which includes product revenue, net, of $0.6 million, goods sold of $0.3 million, $0.2 million in sales and marketing costs and $0.3 million in general and administrative costs.

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $1.5 million, or 15%, to $8.4 million for the year ended December 31, 2021, from $9.9 million for the year ended December 31, 2020. During the year ended December 31, 2020, we generated $3.1 million from the sale of KN95 Masks with no comparable revenue during the year ended December 31, 2021. We do not anticipate dedicating future Company resources toward the sale of KN95 Masks or other personal protective equipment and we do not expect any related future revenue.

Offsetting this decrease, revenue from Avenova Spray increased $0.8 million in 2021 from $6.0 million for the year ended December 31, 2020 to $6.8 million for the year ended December 31, 2021. The increase was the result of an overall increase in the number of Avenova Spray units sold. The increase in units sold reflects continued higher number of over-the-counter and physician dispensed units sold, partially offset by continued decrease in the number of units sold through pharmacy channels. The increase in over-the-counter units includes the impact of our ongoing focus and increasing spend on digital marketing and social media initiatives to promote Avenova Spray directly to end consumers. The overall increase in revenue due to unit sales was also partially offset by the lower average net selling price associated with over-the-counter and physician dispensed units as compared to units sold through our pharmacy channels.

We also recognized product revenue, net, of $0.6 million from the sale of DERMAdoctor products during the period after completion of the DERMAdoctor Acquisition on November 5, 2021, with no comparable revenue during the year ended December 31, 2020.

Cost of goods sold decreased by $1.2 million, or 30%, to $2.8 million for the year ended December 31, 2021, from $4.0 million for the year ended December 31, 2020. The decrease was primarily the result of cost of goods sold from the sale of KN95 Masks during the 2020 period, with no comparable cost in the 2021 period. This decrease was partially offset by the overall increase in the number of Avenova Spray units sold during the year ended December 31, 2021, as compared to the 2020 period. We also recognized cost of goods sold of $0.3 million from the sale of DERMAdoctor products during the period after completion of the DERMAdoctor Acquisition, with no comparable cost of goods sold during the year ended December 31, 2020.

Gross profit decreased by $0.3 million, or 5%, to $5.6 million for the year ended December 31, 2021, from $6.0 million for the year ended December 31, 2020. The decrease reflects the lack of KN95 Mask sales during 2021, offset by an increase in sales of higher margin Avenova Spray during the 2021 period as well as the sale of DERMAdoctor products after the completion of the DERMAdoctor Acquisition.

Research and development

Research and development expenses decreased by $241 thousand, or 85%, to $44 thousand for the year ended December 31, 2021, from $285 thousand for the year ended December 31, 2020. The decrease was primarily the result of one-time regulatory expenses incurred in the 2020 period with no comparable expenditures in the 2021 period.

Sales and marketing

Sales and marketing expenses increased by $1.0 million, or 17%, to $7.2 million for the year ended December 31, 2021, from $6.2 million for the year ended December 31, 2020. This is reflective of an increase in marketing costs for Avenova branded products, primarily digital advertising, and costs associated with the Company’s relaunch of CelleRx Clinical Reset. Going forward, the Company anticipates focusing resources on the DERMAdoctor brand instead of driving growth of CelleRx Clinical Reset. The 2021 period also includes $0.2 million in sales and marketing costs incurred in connection with DERMAdoctor products during the period after the DERMAdoctor Acquisition on November 5, 2021 with no comparable expense during the year ended December 31, 2020. These increases were partially offset by a decrease in sales representative headcount and associated costs in the first quarter of 2021.

General and administrative

General and administrative expenses increased by $1.3 million, or 22%, to $7.2 million for the year ended December 31, 2021, from $5.9 million for the year ended December 31, 2020.

The increase was primarily a result of one-time costs incurred in conjunction with the DERMAdoctor Acquisition and the related financing during the year ended December 31, 2021 with no comparable expense in the 2020 period. Employee-related costs, consisting primarily of non-cash stock-based compensation costs, also increased in the 2021 period as compared to 2020. The 2021 period also includes $0.3 million in general and administrative costs incurred by DERMAdoctor during the period after the DERMAdoctor Acquisition on November 5, 2021 with no comparable costs during the year ended December 31, 2020.

These increases were partially offset overall by a decrease in 2021 in costs incurred in conjunction with a dispute with the Company’s former Interim President and Chief Executive Officer and Chief Financial Officer as further described in Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. The Company also received an insurance reimbursement for these costs which further reduced general and administrative costs in the 2021 period.

Non-cash gain (loss) on changes in fair value of warrant liability

The adjustments to the fair value of warrant liability resulted in a gain of $4.6 million for the year ended December 31, 2021 and a loss of $5.2 million for the year ended December 31, 2020. For additional information regarding the warrants and their valuation, please see Note 13, “Warrant Liability”, in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Other (expense) income, net

Other (expense) income, net, was a net expense of $1.6 million for the year ended December 31, 2021 as compared to a net income of $0.6 million for the year ended December 31, 2020. The expense of $1.6 million for the year ended December 31, 2021 represented issuance costs related to the 2021 Warrants. For additional information regarding the issuance of the 2021 Warrants, please see Note 14 “Stockholders’ Equity”. During the year ended December 31, 2020, the Company recorded income of $0.9 million as the result of income recognized as qualifying expenses incurred under the PPP Loan. Please see Note 20, “Paycheck Protection Program”, to the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Comparison of Years Ended December 31, 2020 and 2019

For this discussion, see the “Comparison of Years Ended December 31, 2020 and 2019 in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, our cash and cash equivalents were $7.5 million, compared to $12.0 million as of December 31, 2020. Based primarily on the funds available at December 31, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through March 29, 2023. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as the COVID-19 pandemic and the conflict between Russia and Ukraine.

Cash Used in Operating Activities

Net cash used in operating activities was $9.2 million for the year ended December 31, 2021, which consisted primarily of a net loss of $5.8 million, adjusted primarily by non-cash gain of $4.6 million on the change in fair value of warrant liability, stock-based compensation expenses of $0.9 million, and a net decrease of $38 thousand in our net operating assets and liabilities.

Net cash used in operating activities was $4.7 million for the year ended December 31, 2020, which consisted primarily of a net loss of $11.0 million, adjusted primarily by non-cash loss of $5.2 million on the change in fair value of warrant liability, stock-based compensation expenses of $0.5 million, issuance of RSUs for services of $0.2 million, non-cash interest expense related to amortization of debt issuance cost and debt discount of $0.2 million, and a net increase of $0.2 million in our net operating assets and liabilities.

Cash Used in Investing Activities

For the years ended December 31, 2021, cash used in investing activities was $12.0 million which was primarily the result of $12.0 million, net of cash, paid at closing of the DERMAdoctor Acquisition (see Note 3, “Business Combination” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report). Capital expenditures were $52 thousand and $26 thousand for the years ended December 31, 2021 and 2020, respectively, for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $17.0 million for the year ended December 31, 2021. The Company received net proceeds of $14.9 million from the 2021 Private Placement. Additionally, the Company received net proceeds of $1.8 million from an at-the-market offering and equity program (“ATM Program”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). See Note 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding the 2021 Private Placement and the ATM Program.

Net cash provided by financing activities was $9.8 million for the year ended December 31, 2020. The Company received net proceeds of $5.2 million from an ATM Program, and an additional $7.1 million from the exercise of warrants. These amounts were offset by repayments of $1.5 million on the Convertible Note (as later defined) issued to Iliad Research and Trading L.P. and repayment of $1.0 million on the Promissory Note (as later defined), both paid using proceeds raised through an ATM Program with Ladenburg. See Note 14, “Stockholders’ Equity,” Note 12, “Convertible Note” and Note 11, “Related Party Note Payable” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding the ATM Program, Convertible Note and Promissory Note.

Quarterly Results of Operations (unaudited)

The following table presents unaudited quarterly results of operations for the eight most recent quarters ending with the quarter ended December 31, 2021. This information has been derived from our unaudited consolidated financial statements and has been prepared by us on a basis consistent with our audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands, except per share data)
Statements of Operations Data:
Sales:
Product revenue, net	$2,636	$1,834	$2,126	$1,801	$1,878	$2,167	$3,979	$1,892
Other revenue, net	5	6	7	6	10	3	5	—
Total sales, net	2,641	1,840	2,133	1,807	1,888	2,170	3,984	1,892

Cost of goods sold	1,214	493	614	455	813	536	2,040	581
Gross profit	1,427	1,347	1,519	1,352	1,075	1,634	1,944	1,311
Operating expenses:
Research and development	9	10	21	5	36	125	115	9
Sales and marketing	1,900	1,855	1,788	1,680	1,498	1,692	1,423	1,560
General and administrative	2,713	1,771	1,569	1,187	1,299	1,879	1,477	1,277
Total operating expenses	4,622	3,636	3,378	2,872	2,833	3,696	3,015	2,846
Operating loss	(3,195)	(2,289)	(1,859)	(1,520)	(1,758)	(2,062)	(1,071)	(1,535)

Non-cash gain (loss) on changes in fair value of warrant liability	4,615	—	—	—	8	(1,589)	(3,772)	137
Non-cash gain (loss) on changes in fair value of embedded derivative liability	—	—	—	—	—		—	2
Other (expense) income, net	(1,579)	—	—	2	—	429	362	(186)
Loss before provision for income taxes	(159)	(2,289)	(1,859)	(1,518)	(1,750)	(3,221)	(4,481)	(1,582)
Provision for income taxes	—	—	—	—	(4)	—	(1)	—
Net loss	$(159)	$(2,289)	$(1,859)	$(1,518)	$(1,754)	$(3,221)	$(4,482)	$(1,582)

Less: Preferred deemed dividend	735	—	—	—	—	—	—	—
Net loss attributable to common stockholders	$(894)	$(2,289)	$(1,859)	$(1,518)	$(1,754)	$(3,221)	$(4,482)	$(1,582)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.04)	$(0.04)	$(0.08)	$(0.15)	$(0.06)
Shares used in computing net loss per share:
Basic and diluted	45,311	44,921	42,561	41,782	41,776	40,037	30,384	27,978

As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $125.9 million and $106.8 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $31.0 million that will carryforward indefinitely but are subject to an 80% limitation for years following December 31, 2021. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) changed net loss carryforward provisions, allowing a full utilization of NOL carryforwards through December 31, 2020. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2021, we also had tax credit carryforwards for federal income tax purposes of $1.3 million and $0.3 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2026. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2021 and December 31, 2020 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality

Avenova Branded Products

Consistent with our peers in the United States pharmaceutical industry, prescriptions for Avenova Spray experience seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins. Sales of Avenova Spray through non-prescription channels, along with the other Avenova branded products, experience less seasonality with demands consistent throughout the year.

Dermatology/Skincare Products

Our DERMAdoctor products are sold through wholesale distribution relationships with third parties such as Costco, Amazon and others; therefore, we may receive periodic large orders that result in large chunks of revenue that are received in irregular intervals during the year. Historically sales of DERMAdoctor products that contain sunscreen and antiperspirants are higher in the summer seasons and sales of DERMAdoctor products that contain moisturizers are higher in the fall and winter months. In addition, DERMAdoctor products will typically experience an uptick in sales during the fourth quarter around the holidays of each country in which its products are sold, particularly in the United States and China.

Contractual Obligations

Our contractual cash commitments as of December 31, 2021 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$203	$259	$—	$—	$462
Equipment leases	13	—	—	—	13
Total	$216	$259	$—	$—	$475

Our commitments as of December 31, 2021 consisted primarily of facility operating leases and an operating lease for two copiers.

The total commitment for the facility leases were $0.5 million due over the leases’ terms as of December 31, 2021 and December 31, 2020, respectively. Our corporate headquarters lease was subsequently amended on January 19, 2022, which included extending the lease term until 2027.

We had an operating lease for two copiers as of December 31, 2021. The total commitment for the lease as of December 31, 2021 was $13 thousand due over the lease terms, compared to $29 thousand as of December 31, 2020.

See Note 10, “Commitments and Contingencies” and Note 22, “Subsequent Events” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding these leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2021 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2021 and 2020, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

With most of our focus on the domestic U.S. market, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth below. Our quarterly financial information is set forth in Item 7 of this report and is hereby incorporated into this Item 8 by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

NovaBay Pharmaceuticals Inc.

Emeryville, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NovaBay Pharmaceuticals Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2020 and for each of the two years in the period ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown PC on July 15, 2021, and rendered their opinion on such statements on March 25, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of DERMAdoctor, LLC – Valuation of Certain Intangible Assets

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of DERMAdoctor, LLC. (“DERMAdoctor”) on November 5, 2021. The acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including $2.1 million for the DERMAdoctor trade names and $2.9 million for proprietary product formulations.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimates and assumptions management made to determine the fair value of the DERMAdoctor trade names and proprietary product formulations. Trade names were valued using the relief-from-royalty method and proprietary product formulations were valued using the multi-period excess earnings model.  The determination of the fair value of these intangible assets required management to make significant estimates and assumptions related to forecasted sales growth rates, cash flows, market-based royalty rates, and estimated discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s accounting for the acquisition, including reviewing the purchase agreement, evaluating the significant assumptions and methods used in developing the fair value estimates, and testing the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; (3) the fair value of contingent consideration (as discussed below) and (4) goodwill measured as a residual.

To test the estimated fair value of the trade names and proprietary product formulations intangible assets, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies used and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, and to the historical results of the acquired business and other guideline companies. We involved our valuation specialists to assist in our evaluation of the significant assumptions and models used in the fair value estimates.

Valuation of Contingent Consideration

Description of the Matter

As described in Note 2 to the consolidated financial statements, in accounting for the acquisition of DERMAdoctor, the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date. As mentioned above, the Company applied the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities would be recorded within the consolidated statements of operations and comprehensive loss in the period of change. The contingent consideration liability is based on the achievement of certain predetermined financial targets for the 2022 and 2023 fiscal years.  At December 31, 2021, the Company recorded $0.6 million in contingent earnout liability that was associated with DERMAdoctor business combination. This amount represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.

Auditing the valuation of the contingent consideration liability was complex and required significant auditor judgment due to the complexity of the valuation method and the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of the contingent consideration liability. Management determined the estimated fair value of the contingent consideration liability using a Monte Carlo simulation model.  The significant assumptions and estimates include the probability the Company will achieve a specified range of revenue, profitability levels, volatility and discount rate. These significant assumptions are forward looking and consider anticipated market conditions, which in turn, requires subjective auditor judgement.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the contingent consideration liability, our audit procedures included, among others, inspecting the terms of the executed acquisition agreement, assessing the scenario analysis valuation method used, and testing the key inputs and significant assumptions discussed above. We involved our valuation specialists who assisted in evaluating the appropriateness of the selected valuation methodology and evaluating the reasonableness of certain significant assumptions used to estimate the fair value of the contingent consideration. We evaluated whether the assumptions and estimates used, including the probability the Company will achieve a specified range of revenue and profitability levels, by considering the past performance of the acquired business and current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

Product Revenue Allowances for Product Returns

Description of the Matter

As described in Note 2 to the consolidated financial statements, when recognizing revenue from product sales of Avenova Spray to the Company’s major distribution partners, the Company makes an estimate of the amount of consideration the Company expects to be entitled to receive. Upon recognition of these product sales, the Company records estimates for variable consideration consisting of service fees, discounts, rebates, and product returns, resulting in a reduction in product revenue. The variable consideration provisions are recorded within accrued liabilities and in the same period that the related revenue is recognized. Liabilities related to allowance for product returns involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include historical sales and return rates and inventory levels in the distribution channel and utilizing existing return policies with customers.

Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of rebates and product returns.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s processes for estimating product returns. We evaluated the significant accounting policies relating to product returns, as well as management’s application of the policies, for appropriateness and reasonableness.

To test management’s estimate of product returns, we obtained management’s calculations for the estimates and performed one or more of the following procedures: clerically tested the calculation, agreed relevant inputs to the terms of relevant policies, assessed subsequent events related to these estimates, evaluated the methodologies and assumptions used and the underlying data used by the Company, evaluated the assumptions used by management against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results.

/s WithumSmith+Brown, PC

We have served as the Company's auditor since 2010.

San Francisco California

March 29, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

NovaBay Pharmaceuticals, Inc.

Emeryville, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NovaBay Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ OUM & CO. LLP

We served as the Company's auditor since 2010.

San Francisco, California

March 25, 2021

PCAOB ID Number 252

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$7,504	$11,952
Accounts receivable, net of allowance for doubtful accounts ($0 at December 31, 2021 and December 31, 2020)	1,668	1,106
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($641 and $236 at December 31, 2021 and December 31, 2020, respectively)	3,220	608
Prepaid expenses and other current assets	778	576
Total current assets	13,170	14,242
Operating lease right-of-use assets	411	436
Property and equipment, net	193	84
Goodwill	4,528	—
Other intangible assets, net	5,200	—
Other assets	476	476
TOTAL ASSETS	$23,978	$15,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,045	$302
Accrued liabilities	2,092	2,115
Line of credit	105	—
Operating lease liabilities	200	416
Total current liabilities	3,442	2,833
Operating lease liabilities-non-current	246	87
Warrant liability	9,558	—
Contingent earnout liability	561	—
Total liabilities	13,807	2,920
Commitments & contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 14 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	680	—
Common stock, $0.01 par value; 100,000 and 75,000 shares authorized, 47,766 and 41,782 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	478	418
Additional paid-in capital	150,900	147,963
Accumulated deficit	(141,887)	(136,063)
Total stockholders' equity	10,171	12,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,978	$15,238

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Sales:
Product revenue, net	$8,397	$9,916	$6,556
Other revenue, net	24	18	43
Total sales, net	8,421	9,934	6,599

Cost of goods sold	2,776	3,970	1,738
Gross profit	5,645	5,964	4,861

Research and development	44	285	184
Sales and marketing	7,223	6,173	8,767
General and administrative	7,240	5,932	5,310
Total operating expenses	14,507	12,390	14,261
Operating loss	(8,862)	(6,426)	(9,400)

Non-cash gain (loss) on changes in fair value of warrant liability	4,615	(5,216)	749
Non-cash gain on changes in fair value of embedded derivative liability	—	3	424
Other (expense) income, net	(1,577)	605	(1,425)

Loss before provision for income taxes	(5,824)	(11,034)	(9,652)
Provision for income taxes	—	(5)	(6)
Net loss and comprehensive loss	$(5,824)	$(11,039)	$(9,658)

Less: Preferred deemed dividend	735	—	800
Less: Retained earnings reduction related to warrants down round feature triggered	—	—	29
Net loss attributable to common stockholders	$(6,559)	$(11,039)	$(10,487)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.15)	$(0.31)	$(0.48)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)	43,657	35,076	21,641

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	—	$—	17,089	$171	$119,764	$(114,981)	$4,954
Net loss	—	—	—	—	—	(9,658)	(9,658)
Reclassification of warrant liability to equity related to adoption of ASU 2017-11	—	—	—	—	412	(356)	56
Down round feature adjustment related to warrants	—	—	—	—	29	(29)	—
Issuance of Series A Preferred Stock and common stock warrants, net of offering costs	2,700	584	—	—	—	—	—
Conversion of Series A Preferred Stock to common stock	(2,700)	(584)	2,700	27	557	—	584
Beneficial conversion feature upon issuance of Series A Preferred Stock	—	—	—	—	800	—	800
Deemed dividend from beneficial conversion feature of Series A Preferred Stock	—	—	—	—	(800)	—	(800)
Issuance of common stock in connection with offering, net of offering costs	—	—	7,467	75	3,427	—	3,502
Issuance of common stock in connection with exercise of warrants	—	—	389	4	616	—	620
Issuance of RSUs related to employee separation agreement	—	—	168	2	218	—	220
Issuance of common stock for option exercises	—	—	83	—	189	—	189
Issuance of RSUs to non-employees for services	—	—	36	—	20	—	20
Vesting of employee restricted stock awards	—	—	6	—	10	—	10
Stock-based compensation expense related to employee and director stock options	—	—	—	—	334	—	334
Stock-based compensation expense related to non-employee stock options	—	—	—	—	37	—	37
Stock option modification	—	—	—	—	105	—	105
Balance at December 31, 2019	—	$—	27,938	$279	$125,718	$(125,024)	$973
Net loss	—	—	—	—	—	(11,039)	(11,039)
Reclassification of warrant liability to equity related to warrant modification	—	—	—	—	197	—	197
Issuance of common stock, net of offering costs	—	—	5,838	58	5,162	—	5,220
Issuance of common stock in connection with exercise of warrants, net	—	—	7,791	78	16,128	—	16,206
Issuance of RSUs to non-employees for services	—	—	193	2	218	—	220
Issuance of stock for option exercises	—	—	20	1	6	—	7
Vesting of employee restricted stock awards	—	—	2	—	2	—	2
Stock-based compensation expense related to employee and director stock options	—	—	—	—	415	—	415
Stock-based compensation expense related to non-employee stock options	—	—	—	—	64	—	64
Stock option modification	—	—	—	—	53	—	53
Balance at December 31, 2020	—	$—	41,782	$418	$147,963	$(136,063)	$12,318
Net loss	—	—	—	—	—	(5,824)	(5,824)
Issuance of warrants in connection with TLF warrants	—	—	—	—	13	—	13
Issuance of common stock, net of offering costs	—	—	2,673	27	1,749	—	1,776
Vesting of employee restricted stock awards	—	—	160	2	(2)	—	—
Issuance of RSUs to non-employees for services	—	—	328	3	217	—	220
Issuance of Series B Preferred Stock and common stock warrants, net of offering costs	15	735	—	—	—	—	735
Conversion of Series B Preferred Stock to common stock	(1)	(55)	2,823	28	27	—	—

Beneficial conversion feature upon Issuance of Series B Preferred Stock	—	—	—	—	735	—	735
Deemed dividend from beneficial Conversion feature of Series B Preferred Stock	—	—	—	—	(735)	—	(735)

Stock-based compensation expense related to employee and director stock options	—	—	—	—	693	—	693
Stock-based compensation expense related to non-employee stock options	—	—	—	—	240	—	240

Balance at December 31, 2021	14	$680	47,766	$478	$150,900	$(141,887)	$10,171

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019

Operating activities:
Net loss	$(5,824)	$(11,039)	$(9,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	51	65
Gain from early operating lease termination	—	(54)	—
Impairment of property and equipment	—	—	32
Loss on disposal of property and equipment	—	1	3
Impairment of operating lease right-of-use assets	—	—	125
Stock-based compensation expense for options and stock issued to employees and directors	693	415	334
Stock-based compensation expense for options and stock issued to non-employees	240	64	37
Stock option modification expense	—	53	105
Issuance of RSUs to employees	—	2	10
Issuance of RSUs related to employee separation agreement	—	—	220
Issuance of RSUs to non-employees for services	233	220	20
Non-cash (gain) loss on changes in fair value of warrant liability	(4,615)	5,216	(749)
Non-cash (gain) on changes in fair value of embedded derivative liability	—	(3)	(424)
Interest expense related to amortization of debt issuance and debt discount	—	141	670
Interest expense related to amortization of debt issuance related to related party note payable	—	2	18
Issuance of warrants for services	—	—	59
Changes in operating assets and liabilities:
Accounts receivable	452	(317)	2,319
Inventory	(243)	(116)	(212)
Prepaid expenses and other current assets	(52)	310	888
Operating lease right-of-use assets	25	816	861
Other assets	—	1	9
Accounts payable and accrued liabilities	(163)	(321)	(1,841)
Operating lease liabilities	(57)	(878)	(1,066)
Deferred rent	—	—	—
Related party note payable	—	73	204
Long-term obligations	—	—	42
Net cash used in operating activities	(9,192)	(4,721)	(7,929)

Investing activities:
Acquisition, net of cash	(11,993)	—	—
Purchases of property and equipment	(52)	(26)	(19)
Net cash used in investing activities	(12,045)	(26)	(19)

Financing activities:
Proceeds from preferred stock issuances, net	14,908	—	2,598
Proceeds from common stock issuances, net	1,776	5,220	6,698
Proceeds from exercise of warrants	—	7,098	67
Proceeds from exercise of options, net	—	7	189
Proceeds from issuance of related party note payable	—	—	1,000
Proceeds from stock options & RSUs sold to cover taxes	—	—	4
Proceeds from convertible notes, net of discount	—	—	2,000
Proceeds from line of credit	105	—	—
Payment on the convertible note (Note 12)	—	(1,563)	(652)
Payment on the related party loan (Note 11)	—	(1,000)	—
Debt issuance cost	—	—	(202)
Net cash provided by financing activities	16,789	9,762	11,702
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,448)	5,015	3,754
Cash, cash equivalents and restricted cash, beginning of year	12,427	7,412	3,658
Cash, cash equivalents and restricted cash, end of year	$7,979	$12,427	$7,412

	Year ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$—	$49	$148
Income taxes paid	$21	$14	$14

	Year ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity in connection with exercise of warrants	$—	$9,108	$553
Warrant liability transferred to equity related to warrant modification	$—	$197	$—
Non-cash payment of related party loan accrued interest by offsetting related party accounts receivables - see Note 11	$—	$277	$—
Cumulative effect of adoption of ASU 2017-11	$—	$—	$56
Addition of operating lease, right-of-use asset	$376	$—	$2,473
Fixed asset purchases, included in accounts payable and accrued liabilities	$—	$—	$10
Fair value of warrants issued in connection with financings	$14,172	$—	$5,269
Conversion of preferred stock to common stock	$55	$—	$584
Reclassification of EmeryStation lease security deposit from long term to short term	$—	$—	$65
Reclassification of EmeryStation sublease security deposit from long term to short term	$—	$—	$198

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. develops and sells scientifically-created and clinically-proven eyecare and skincare products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution (“Avenova Spray”), is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States. Avenova Spray is available direct to consumers through online distribution channels and is also often prescribed and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek.

On November 5, 2021, we significantly expanded our business by acquiring DERMAdoctor, LLC (“DERMAdoctor”) (the “DERMAdoctor Acquisition”). DERMAdoctor offers over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. See Note 3, “Business Combination” below.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as a single segment focused on commercializing Avenova Spray in the United States.

Liquidity

Based primarily on the funds available at December 31, 2021, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through March 29, 2023. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include contract liabilities related to product sales, useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, the fair value of contingent consideration, intangible assets, and goodwill, stock-based compensation, income taxes and other contingencies

These estimates are based on management’s best estimates and judgment. Actual results may differ from these estimates. Estimates, judgments, and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Uncertainty about these assumptions, judgments and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to the total of the same reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$7,504	$11,952
Restricted cash included in other assets	475	475
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$7,979	$12,427

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

During the year ended December 31, 2021, revenues were derived primarily from sales of Avenova Spray directly to doctors through the Company’s webstore, directly to consumers through Amazon.com, national retailers and to pharmacies via three major distribution partners and specialty pharmacies. During the year ended December 31, 2020, revenues were derived primarily from sales of Avenova Spray directly to three major distribution partners, to doctors through the Company's internal sales team, and also generated revenue from the sale of KN95 Masks in response to the national need for personal protective equipment.

During the years ended December 31, 2021, 2020 and 2019, revenues from each product were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Avenova Spray	$6,844	$5,974	$6,347
DERMAdoctor	587	—	—
KN95 Masks	—	3,124	—
NeutroPhase	368	524	209
Other products	598	294	—
Total product revenue, net	8,397	9,916	6,556
Other revenue, net	24	18	43
Total sales, net	$8,421	$9,934	$6,599

During the years ended December 31, 2021, 2020 and 2019, Avenova Spray revenues from our major distribution partners greater than 10% were as follows:

	Year Ended December 31,
Major distribution	2021		2020		2019
Avenova Direct via Amazon	59%		50%		15%
Avenova distributor A	*	%	*	%	17%
Avenova distributor B	*	%	*	%	16%
Avenova distributor C	*	%	*	%	15%

*Not greater than 10%

As of December 31, 2021 and 2020, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	Year Ended December 31,
Major distribution partner	2021		2020
Major U.S. Retailer	33%		* %
Avenova Spray Pharmacy Distributor A	13%		18%
Avenova Spray Pharmacy Distributor C	11%		14%
Chongqing Pioneer Pharma Holdings Limited	*	%	16%
Avenova Spray Pharmacy Distributor B	*	%	14%
Amazon	*	%	11%

*Not greater than 10%

The Company relies on seven contract manufacturers to produce its products. The Company does not own any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Contract manufacturers may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that we may suffer from unexpected supply chain delays in light of the worldwide COVID-19 pandemic.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and contingent consideration. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and believes are unlikely to be collected. Management recorded no reserve for accounts receivable at December 31, 2021 and December 31, 2020.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At December 31, 2021 and 2020, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $641 thousand and $236 thousand, respectively.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three to five years for computer equipment and software, and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the lease term.

The costs of normal maintenance, repairs, and minor replacements are expensed as incurred.

Business Combinations

We account for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

The determination of estimated fair value requires us to make significant estimates and assumptions. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

Transaction costs associated with business combinations are expensed as they are incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. There were no impairment charges during the years ended December 31, 2021 and 2020, respectively.

Intangible Asset	Fair Value (in thousands)	Useful Life (in years)	Amortization Method
Customer relationships	$290	7	Straight line
Trade secrets / product formulations	2,890	9	Straight line
Trade names	2,080	Indefinite	N/A
Goodwill	4,528	Indefinite	N/A
	$9,788

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our Statement of Income until such time as the specified milestone achievement period is complete.

Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets, and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. There were no impairment charges during the years ended December 31, 2021 and 2020, respectively.

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

Revenue Recognition

Revenue is recognized from sale of goods in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised goods to customers in an amount that reflects the consideration to which the Company expects to receive. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations in the contract; and

v.	recognize revenue when (or as) the entity satisfies performance obligations.

Revenue is generated through the Company’s webstores, Avenova.com and DERMAdoctor.com, for Avenova Spray and DERMAdoctor direct to consumer sales which are recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier. Shipping and handling costs are expensed as incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

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

The Company also generates Avenova Spray revenue through major pharmacy distribution partners. Product supply of Avenova Spray is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon delivery to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to the distributor.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

Revenue for product sales to other retailers, such as Costco and CVS, is generally recognized upon transfer of control to the retailer, which generally occurs upon delivery of the related products to a third-party carrier, net of estimated future product returns.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $3.2 million, $1.7 million, and $0.5 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 15, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) do not become exercisable until the occurrence of contingent event. Additionally, for common stock purchase warrants accounted for in accordance with ASC 718, Stock Compensation, the Company classifies as liabilities any contracts where it believes the warrants are deemed to be probable of issuance.

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

For the year ended December 31, 2021, the Preferred Stock was excluded from the computation of diluted net income per share as their inclusion on an “if converted” basis would have been anti-dilutive.  For the year ended December 31, 2021, the Preferred Stock was considered anti-dilutive as a result of such securities not having a contractual obligation to participate in losses of the Company.

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(5,824)	$(11,039)	$(9,658)
Less: Preferred deemed dividend	735	—	800
Less: Retained earnings reduction related to warrants down round feature triggered	—	—	29
Net loss attributable to common stockholders, basic and diluted	$(6,559)	$(11,039)	$(10,487)

Denominator
Weighted average shares outstanding, basic and diluted	43,657	35,076	21,641
Net loss per share, basic and diluted	$(0.15)	$(0.31)	$(0.48)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	4,449	3,165	2,183
Stock warrants	7,082	7,067	8,588
	11,531	10,232	10,771

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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is effective for the Company in our first quarter of fiscal 2022. The Company adopted the new standard effective January 1, 2022, and the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 3. BUSINESS COMBINATION

On November 5, 2021, the Company completed the DERMAdoctor Acquisition. Pursuant to the Acquisition Purchase Agreement, NovaBay acquired 100% of the membership units of DERMAdoctor from the Sellers for a closing purchase price of $12.0 million and potential future earn out payments of up to an aggregate of $3.0 million over a period of two calendar years post-closing. The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2020 (in thousands):

	Unaudited Pro Forma
	Year Ended December 31,
	2021	2020
Revenue	$12,767	$18,170
Net Profit (Loss)	$(4,918)	$(11,647)

The pro forma financial information is not indicative of the results of operations that the Company would have attained had the business combination occurred as of January 1, 2020, nor is the pro forma financial information indicative of the results of operations that may occur in the future. The unaudited pro forma information includes adjustments to reflect the $1.2 million of transaction costs as if they were incurred in the year ended December 31, 2020.

The Company funded the closing purchase price in part through the 2021 Private Placement (See Note 14, “Stockholders’ Equity”).

The Acquisition is accounted for as a business combination in accordance to ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Closing. Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination.

The following table sets forth the final allocation of the purchase price for the DERMAdoctor Acquisition to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from DERMAdoctor (in thousands):

Fair Value
Tangible net assets and liabilities:
Cash and cash equivalents	$12
Accounts receivable, net of allowance for doubtful accounts	1,015
Inventory, net of allowance	2,369
Prepaid expenses and other current assets	150
Property and equipment, net	62
Other intangible assets	54
Accounts payable	(200)
Accrued liabilities	(683)
Total net assets	2,779
Intangible Assets:
Customer relationships	290
Trade secrets / product formulations	2,890
Trade names	2,080
Total intangible assets	5,260
Net assets acquired	8,039
Purchased consideration	12,561
Goodwill	$4,528

Goodwill is primarily attributable to assembled workforce, expected synergies and other factors.

The fair values of the identifiable intangible assets acquired at the date of the DERMAdoctor Acquisition are as follows (in thousands):

Intangible Asset	Fair Value	Useful Life (in years)	Amortization Method
Customer relationships	$290	7	Straight line
Trade secrets / product formulations	2,890	9	Straight line
Trade names	2,080	Indefinite	N/A
Goodwill	4,528	Indefinite	N/A
	$9,788

The valuations of intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows.

The Company recognized approximately $1.2 million of transaction costs in the year ended December 31, 2021. These costs are recorded in “General and administrative expense” in the consolidated statements of operations and comprehensive loss.

The Company’s management reviews financial results and manages the business on an aggregate basis in accordance with ASC 280. Therefore, financial results are reported in two operating segments: (1) Optical & Wound Care and (2) Skincare (See Note 21, “Segment Reporting” below).

NOTE 4. FAIR VALUE MEASUREMENTS

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

As of December 31, 2021, the 2021 Warrants are classified within Level 3 of the fair value hierarchy as liabilities (see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity”).

As of December 31, 2020, there were no warrants outstanding that were classified as liabilities. The Company’s outstanding warrants on December 31, 2020 consisted of the 2019 Domestic Warrants, 2019 Foreign Warrants and the 2019 Ladenburg Warrants, all of which were classified as equity. The 2019 Domestic Warrants and the 2019 Foreign Warrants were amended and exercised in July 2020 (see Note 14, “Stockholders’ Equity”), resulting in a decrease of $9.1 million in warrant liability. The 2019 Ladenburg Warrants were also amended in July 2020 (see Note 14, “Stockholders’ Equity”), resulting in a decrease of $0.2 million in warrant liability.

The embedded derivative liability related to the Convertible Note (as defined below) was fully settled in September 2020. See Note 12, “Convertible Note” for further discussion of the settlement of the Convertible Note and embedded derivative liability during the third quarter of 2020.

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
	2021	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$9,558	—	—	$9,558
Contingent earnout liability	561	—	—	561
Total liabilities	$10,119	$—	$—	$10,119

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
	2020	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2020.

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021 (in thousands):

Fair value of warrant liability at December 31, 2020	$—
Fair value of 2021 Warrants issued	14,172
Decrease in fair value of 2021 Warrants	(4,614)
Fair value of warrant liability at December 31, 2021	$9,558

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020 (in thousands):

Fair value of warrant liability and embedded derivative liability at December 31, 2019	$4,092
Increase in fair value of warrant liability	5,238
Decrease in fair value of embedded derivative liability	(2)
Decrease in fair value related to warrants expired	(22)
Fair value of warrant liability transferred to equity upon exercise	(9,108)
Fair value of 2019 Ladenburg Warrant liability transferred to equity upon warrant modification	(197)
Elimination of embedded derivative liability upon settlement of convertible note	(1)
Fair value of warrant liability and embedded derivative liability at December 31, 2020	$—

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid inventory	$368	$—
Prepaid insurance	138	165
Prepaid consulting services	68	—
Prepaid sales rebates	19	144
Prepaid security deposit for lease	—	65
Prepaid dues and subscription	18	53
Prepaid rent	14	—
Prepaid patents	9	47
Other	144	102
Total prepaid expenses and other current assets	$778	$576

NOTE 6. INVENTORY

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials and supplies	$1,179	$159
Finished goods	2,682	685
Less: Reserve for excess and obsolete inventory	(641)	(236)
Total inventory, net	$3,220	$608

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	464	365
Production equipment	114	65
Leasehold improvements	79	79
Total property and equipment, at cost	834	686
Less: accumulated depreciation and amortization	(641)	(602)
Total property and equipment, net	$193	$84

Depreciation and amortization expense was $59 thousand, $51 thousand, and $65 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021 and 2020, the Company disposed of damaged, unusable and fully depreciated property and equipment with cost of approximately $12 thousand and $10 thousand, respectively. As a result, the Company recognized an immaterial loss on the disposal of these assets in the consolidated statements of operation and comprehensive loss for such periods.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Contract liabilities (see Note 16)	$1,289	$730
Employee payroll and benefits	443	632
Sublease security deposit	—	198
Inventory purchases	—	181
Consulting service	—	98
Other	360	276
Total accrued liabilities	$2,092	$2,115

NOTE 9. LINE OF CREDIT

At the time of the DERMAdoctor Acquisition, DERMAdoctor had a line of credit agreement with Bank Midwest for $500 thousand. There was no balance outstanding on the line of credit at the time of Acquisition Closing. The agreement was terminated and repaid in full subsequent to December 31, 2021 on January 6, 2022. The line had an interest rate equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.00% on December 31, 2021. All borrowings were collateralized by substantially all assets of DERMAdoctor. As of December 31, 2021, the Company had $105 thousand outstanding on the line of credit.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2021.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other companies, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2021.

Legal Matters

As of December 31, 2021, there were no other matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term is through February 28, 2022. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. Subsequent to December 31, 2021, on January 19, 2022, the Company amended the lease to extend the term through July 31, 2027 (see Note 22, “Subsequent Events”).

We are also party to a lease for 19,136 square feet of space located in Riverside, Missouri, which we utilize for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024.

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

The components of net lease costs for the years ended  December 31, 2021 and 2020 are as follows (in thousands):

Lease Costs	Year Ended December 31,
	2021	2020
Operating lease cost	$418	$826
Sublease income	—	(421)
Net lease cost	$418	$405

Other information
Operational cash flow used for operating leases	$475	$927

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (in years)	2.5	1.2
Weighted-average discount rate	6%	12%

Future lease payments under non-cancelable leases as of December 31, 2021 were as follows (in thousands):

2022	$216
2023	129
2024	130
Thereafter	—
Total future minimum lease payments	475
Less imputed interest	(29)
Total	$446

Reported as:
Operating lease liability	$200
Operating lease liability- non-current	246
Total	$446

Contracts

On May 13, 2020, the Company entered into an agreement with TLF Bio Innovation Lab LLC (“TLF Bio Innovation”) to manage the relaunch of the Company’s CelleRx product (the “TLF Agreement”) which was further amended on September 4, 2020 and subsequently terminated on February 4, 2021. Under the agreement, the Company paid TLF Bio Innovation a monthly cash fee. Additionally, upon the successful completion of certain milestones, TLF Bio Innovation was eligible to receive warrants exercisable for up to 2 million shares of the Company’s common stock with an exercise price equal to the average closing price of the Company’s common stock for the last calendar month immediately prior to the date on which an individual milestone was achieved. TLF Bio Innovation was issued 15,000 warrants under the agreement on January 22, 2021.

On April 16, 2020, the Company entered into an international distribution agreement with Shenzhen Microprofit Biotech Co., LTD (“Microprofit”) (the “Microprofit Agreement”). In accordance with the Microprofit Agreement, the Company assisted Microprofit in applying for approval of Microprofit’s SARS-CoV-2 IgG and IgM Antibody Combined Test Kit (“Test Kits”) by the FDA. Under the terms of the Microprofit Agreement, if such approvals were granted, the Company would issue warrants to certain Microprofit officers exercisable for an aggregate number of shares of the Company’s common stock equivalent to 12% of the Company’s outstanding common stock on the date of approval. If FDA approval was received, the Microprofit Agreement granted the Company exclusive rights to distribute the Test Kits in the United States through December 31, 2021. On December 31, 2020, the Microprofit Agreement expired with no warrants being issued.

In connection with the Microprofit Agreement, on April 16, 2020, the Company entered into an intermediary distribution agreement with Chongqing Pioneer Pharma Holdings Limited (“Chongqing Pioneer”), a related party, which was subsequently amended on June 29, 2020. The amended agreement provided that the Company would purchase all Test Kits from Chongqing Pioneer as an intermediary. This agreement also expired on December 31, 2021.

NOTE 11. RELATED PARTY NOTE PAYABLE

On February 27, 2019, the Company issued a $1.0 million promissory note payable to Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Pharma”), which was amended on June 25, 2019 and May 14, 2020 (the “Promissory Note”). The Promissory Note provided for an interest payment of $0.2 million which was initially amended to a payment of $0.3 million and subsequently amended to the delivery of 65,178 units of NeutroPhase (40ml) to Pioneer Pharma. The second amendment to the Promissory Note also provided the Company with the right to repay the note at any time. On May 14, 2020, the Company repaid the $1.0 million principal balance of the Promissory Note using proceeds raised through the at-the-market offering and equity program (“ATM Program”) (see Note 14, “Stockholders’ Equity”). The Company settled the accrued interest through two separate shipments of NeutroPhase in 2020. Upon full repayment of principal and interest during the year ended December 31, 2020, the Company was released from the Promissory Note with Pioneer Pharma.

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

The interest expense recognized, including amortization of the issuance costs, was $75 thousand during the year ended December 31, 2020. There was no comparable expense for the year ended December 31, 2021.

NOTE 12. CONVERTIBLE NOTE

On March 26, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (the “Lender”), pursuant to which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to the Lender dated as of March 26, 2019. The Convertible Note had an original principal amount of $2.2 million, beared interest at a rate of 10% per annum and matured on September 26, 2020, unless earlier paid, redeemed or converted in accordance with its terms. The Company received net proceeds of $2.0 million after deducting an original issue discount of $0.2 million and debt issuance cost of Lender’s transaction fees of $15 thousand. The Company recognized an additional $0.2 million of debt issuance costs associated with the issuance of the Convertible Note. The Convertible Note was repaid in full during the third quarter of 2020. Upon full repayment, the Company was released from the Convertible Note.

During the year ended December 31, 2020, the effective interest rate on the Convertible Note was 20%. Interest expense recognized, including amortization of the issuance costs and debt discount, was $0.2 million during the year ended December 31, 2020.

NOTE 13. WARRANT LIABILITY

July 2011 Warrants

The Company issued the July 2011 Warrants (as defined in Note 14, “Stockholders’ Equity”) in the third quarter of 2011. The terms of the July 2011 Warrants required registered shares to be delivered upon warrant exercise and potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to deliver registered shares and cash-settle the warrants were deemed to be beyond the Company’s control. The fair value of outstanding July 2011 Warrants was determined at each reporting date using a Lattice model with changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

On March 6, 2020, the remaining 35,107 July 2011 Warrants expired unexercised. There were no July 2011 Warrants outstanding as of December 31, 2020 or December 31, 2021.

October 2015 Warrants

The Company issued the October 2015 Warrants (as defined in Note 14, “Stockholders’ Equity”) in the third quarter of 2015. The terms of the October 2015 Warrants required potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to cash-settle the warrants was deemed to be beyond the Company’s control. The fair value of outstanding October 2015 Warrants was determined at each reporting date using a Lattice model with changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

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

On October 27, 2020, 15,320 October 2015 Warrants expired unexercised. There were no October 2015 Warrants outstanding as of December 31, 2020 or December 31, 2021.

2019 Domestic, Foreign & Ladenburg Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the 2019 Domestic Warrants, the 2019 Foreign Warrants and the 2019 Ladenburg Warrants in the third quarter of 2019. The terms of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants all required potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to cash-settle the warrants was deemed to be beyond the Company’s control. The fair value of outstanding warrants was determined at each reporting date using a Black-Scholes option pricing model with the changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

Upon issuance in the third quarter of 2019, the fair value of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants was determined to be $3.1 million, $2.0 million and $0.1 million, respectively.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the 2019 Domestic Warrants and 2019 Foreign Warrants were exercised at reduced exercise prices. The warrant liabilities associated with these warrants was adjusted to their fair values as of the date of exercise, with the change in fair values recorded in the consolidated statements of operations and comprehensive loss. The fair values were then transferred to equity. As of the date of exercise, the fair value of the 2019 Domestic Warrants and 2019 Foreign Warrants was determined to be $4.9 million and $4.2 million, respectively, in accordance with the following key assumptions:

Assumptions	2019 Domestic Warrants	2019 Foreign Warrants
Expected price volatility	178%	178%
Expected term (in years)	4.57	4.57
Risk-free interest rate	0.25%	0.27%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrant	$1.18	$1.54

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of December 31, 2020 or December 31, 2021.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the Company amended the 2019 Ladenburg Warrants. The Company’s potential obligation to cash-settle the warrants if a specified fundamental transaction occurred was amended to apply only in situations within the Company’s control. Pursuant to this change, the 2019 Ladenburg Warrants were no longer classified as liabilities. The warrant liability associated with these warrants was adjusted to fair value as of the date of the amendment, with the change in fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value was then transferred to equity. The fair value of the 2019 Ladenburg Warrants was determined to be $0.2 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	186%
Expected term (in years)	4.05
Risk-free interest rate	0.22%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.17

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of December 31, 2021.

November 2021 Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the 2021 Warrants in the fourth quarter of 2021. The terms of the 2021 Warrants required that the Company obtain shareholder approval for an increase in authorized shares before they became exercisable. Under ASC 480, Distinguishing Liabilities from Equity, the 2021 Warrants were classified as liabilities as of December 31, 2021 and until the 2021 Warrants became exercisable. The 2021 Warrants became exercisable subsequent to December 31, 2021, on January 31, 2022. The fair value was then transferred to equity.

Upon issuance, the fair value of the 2021 Warrants was determined to be $14.2 million in accordance with the following key assumptions as of November 2, 2021:

Expected price volatility	84.9%
Expected term (in years)	6.2
Risk-free interest rate	1.29%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.38

As of December 31, 2021, the fair value of the 2021 Warrants was determined to be $9.6 million in accordance with the following key assumptions:

Expected price volatility	87%
Expected term (in years)	6.0
Risk-free interest rate	1.31%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.25

NOTE 14. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by its Board of Directors under its Amended and Restated Certificate of Incorporation.

On October 29, 2021, the Company entered into a securities purchase agreement with various institutional investors to sell in a private placement offering (the “2021 Private Placement”) (i) an aggregate of 15,000 shares of our newly-created Series B Non-Voting Preferred Stock (the “Preferred Stock”) convertible into an aggregate of 37,500,000 shares of Common Stock, and (ii) warrants (the “2021 Warrants”) exercisable for 37,500,000 shares of Common Stock for net proceeds of $14.9 million. The 2021 Private Placement closed on November 2, 2021.

The 2021 Warrants are exercisable into 37,500,000 Warrant Shares at an exercise price of $0.53 per share, subject to adjustment. The Warrants were not immediately exercisable upon issuance. In order for the Warrants to become exercisable, the Company was required to hold a stockholder meeting to (i) obtain stockholder approval, in accordance with the NYSE American LLC Company Guide (the “Company Guide”) Section 713(a) and (b), for the issuance of the 37,500,000 shares of Common Stock upon the exercise of all of the Warrants, as well as the issuance of the 37,500,000 Conversion Shares upon conversion of the Preferred Stock (the “Share Issuance Proposal”) and (ii) obtain stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 150,000,000 shares (the “Authorized Share Increase Proposal”). The Company held a special meeting of stockholders on December 17, 2021 (the “Special Meeting”) at which the Share Issuance Approval was approved by stockholders and, at a subsequent adjournment of the Special Meeting on January 31, 2022, the stockholders approved the Authorized Share Increase Proposal. As a result of these approvals having been given by the stockholders at the Special Meeting, the Warrants became exercisable subsequent to December 31, 2021 and will continue to be exercisable for a period of six (6) years thereafter.

Each share of the Preferred Stock that we issued in the Private Placement had a purchase price of $1,000 per share and is initially convertible at a conversion price of $0.40 into 2,500 shares of Common Stock, or an aggregate of 37,500,000 shares of Common Stock. The conversion by the holders of the Preferred Stock was initially subject to approval of the Share Issuance Proposal. Until the Share Issuance Proposal was approved by stockholders at the Special Meeting, the holders of the Preferred Stock were limited in converting their shares to an aggregate of 19.99% of the outstanding shares of Common Stock immediately prior to the closing of the 2021 Private Placement, or 8,984,178 shares of Common Stock. As a result of the Company’s stockholders approving the Share Issuance Proposal at the Special Meeting, this limitation upon conversion of Preferred Stock was no longer applicable to the holders as of December 31, 2021. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of NovaBay. The Preferred Stock does, however, have anti-dilution protection in the event that we sell or grant any Common Stock or any other securities of our Company, subject to certain limited exceptions, that would entitle the holder thereof to acquire Common Stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

The Company allocated the net proceeds between the Preferred Stock and the 2021 Warrants by applying the residual fair value methodology. The Company first allocated $14.2 million to the 2021 Warrants, with the residual amount allocated to the Preferred Stock. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the 2021 Warrants.

In connection with the issuance of the Preferred Stock, the Company recorded a beneficial conversion feature of $0.7 million as a discount to Preferred Stock and an increase to additional paid in capital. The Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statements of operations and comprehensive loss upon approval of the Share Issuance Proposal in the fourth quarter of 2021.

The Company incurred total issuance costs of $1.7 million in conjunction with the 2021 Private placement. The Company allocated $1.6 million of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The remaining $0.1 million was recorded as a reduction of Preferred Stock in the Company’s consolidated balance sheets.

There were 14 thousand shares of the Preferred Stock outstanding as of December 31, 2021.

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

In March 2020, a total of 35,107 July 2011 Warrants expired unexercised. As of December 31, 2021, there were no July 2011 Warrants outstanding.

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

During the first quarter of 2020, a total of 70,000 March 2015 Warrants were exercised, resulting in gross proceeds of $14 thousand. Also in the first quarter of 2020, all remaining 7,419 March 2015 Warrants expired unexercised. As of December 31, 2021, there were no March 2015 Warrants outstanding.

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

During the fourth quarter of 2020, all remaining 15,320 October 2015 Warrants expired unexercised. As of December 31, 2021, there were no October 2015 Warrants outstanding.

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

During the second quarter of 2020, a total of 571,428 June 2019 Warrants were exercised, resulting in gross proceeds of $497 thousand. The Company paid China Kington a fee of $29 thousand, or six percent (6%) of the gross proceeds, for brokering the exercise transaction. Also during the second quarter of 2020, all remaining 571,428 June 2019 Warrants expired unexercised. As of December 31, 2021, there were no June 2019 Warrants outstanding.

2019 Domestic Warrants, 2019 Ladenburg Warrants, 2019 Foreign Warrants, 2019 Ladenburg Warrants and July 2020 Warrants

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

The Company allocated the proceeds between the common stock and 2019 Domestic Warrants by applying the relative fair value allocation methodology. The Company first allocated $3.1 million to the 2019 Domestic Warrants, with the residual amount allocated to the common stock. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the 2019 Domestic Warrants.

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

The Company incurred total issuance costs of $0.5 million in conjunction with the 2019 Purchase Agreement. The Company allocated $0.2 million of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations and comprehensive loss during the period. The remaining $0.3 million was recorded as a reduction of additional paid-in capital in the Company’s consolidated balance sheets. As the 2019 Ladenburg Warrants were accounted for as a stock issuance cost, $59 thousand was allocated to the warrant liability and expensed during the period and $65 thousand was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets. See Note 12, “Warrant Liability” for a discussion of the key assumptions used to value the 2019 Ladenburg Warrants.

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

During the third quarter of 2020, the Company and all holders of the 2019 Domestic Warrants and 2019 Foreign Warrants entered into warrant repricing letter agreements. Pursuant to the agreement, in consideration for the exercise in full of the 2019 Domestic Warrants and 2019 Foreign Warrants, the Company agreed to: (1) reduce the exercise price of the 2019 Domestic Warrants and the 2019 Foreign Warrants to $0.99 per share prior to exercise, and (2) in a private placement, issue new common stock purchase warrants (the “July 2020 Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of 2019 Domestic Warrants and 2019 Foreign Warrants currently held by such holders upon the holders exercising their warrants.

The July 2020 Warrants became exercisable nine months after their issuance, for an aggregate of 6,898,566 shares of common stock. The July 2020 Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance. The Company determined that the common stock issued from the exercise of the 2019 Domestic and 2019 Foreign Warrants, and the July 2020 Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the July 2020 Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital.

During the third quarter of 2020, the Company also entered into a reprice agreement with Ladenburg which reduced the exercise price to $0.99 per share and amended certain terms of the 2019 Ladenburg Warrants. The Company’s potential obligation to cash-settle the warrants if a specified fundamental transaction occurred was amended to apply only in situations within the Company’s control. As further described in Note 13 “Warrant Liability”, the 2019 Ladenburg Warrants were no longer classified as a liability as a result of this amendment.

TLF Bio Innovation 2021 Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 (the “TLF Warrants”). The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity.

The details of all outstanding warrants as of December 31, 2021 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2020	7,067	$1.63
Warrants granted	15	$0.67
Warrants expired	—	$—
Outstanding at December 31, 2021	7,082	$1.63

NOTE 15. EQUITY-BASED COMPENSATION

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On January 15, 2021, the number of shares available for future awards under the 2017 Plan was increased by 1,671,303 shares. As of December 31, 2021, there were 1,842,993 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2021, 2020, and activity during the year ended December 31, 2021:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,165	$2.05	7.6	$189

Options granted	516	$0.66
Restricted stock units granted	1,528	$—
Restricted stock units vested	(488)	$—
Options forfeited/cancelled	(272)	$2.35
Outstanding at December 31, 2021	4,449	$1.39	7.6	$460
Vested and expected to vest at December 31, 2021	4,125	$1.46	7.5	$406

Vested at December 31, 2021	2,150	$2.42	5.4	$8

Exercisable at December 31, 2021	2,150	$2.42	5.9	$8

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of December 31, 2021 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the year ended December 31, 2021. There were 20 thousand stock option awards exercised during the year ended December 31, 2020 for which the Company received cash payments of $7 thousand. There was no intrinsic value for stock option awards exercised for the year ended December 31, 2020. There were 83 thousand stock option awards exercised for the year ended December 31, 2019 for which the Company received cash payments of $0.2 million. There was no intrinsic value for stock option awards exercised for the year ended December 31, 2019.

As of December 31, 2021, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $1.2 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.29 years.

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

During the years ended December 31, 2021, 2020, and 2019, the Company granted options to employees and directors to purchase an aggregate of 516,000, 1,158,000, and 145,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Year Ended December 31,
Assumptions	2021	2020	2019
Expected price volatility	164%	161%	112%
Expected term (in years)	6.19	6.45	6.14
Risk-free interest rate	1.05%	0.45%	1.99%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.64	$0.94	$0.31

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

During the year ended December 31, 2021, the Company granted 1,200,000 RSUs to employees and directors. During the year December 31, 2020, the Company granted 160,000 RSU to one employee. No employees were granted RSUs during the year ended December 31, 2019.

For the years ended December 31, 2021, 2020, and 2019, the Company recognized stock-based compensation expense of $0.7 million, $0.5 million, and $0.4 million, respectively, for option awards to employees and directors.

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

Stock-Based Awards to Non-Employees

During the year December 31, 2021, the Company did not grant options to purchase shares of common stock to non-employees. During the year ended December 31, 2020, the Company granted options to purchase an aggregate of 400,000 shares of common stock to non-employees in exchange for advisory and consulting services. Out of the 400,000 shares, 300,000 shares were granted to a related party, Eric Wu, Partner and Senior Vice President of China Kington and the brother of Bob Wu, who serves on the Company’s Board of Directors. Please refer to Note 19, “Related Party Transactions”, for more details related to the consulting service agreement. During the year ended December 31, 2019, the Company did not grant options to purchase shares of common stock to non-employees.

Stock options granted to non-employees recorded at their fair value on the measurement date and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated using the Black-Scholes-Merton option pricing model based upon the following assumptions:

	Year Ended December 31,
Assumptions	2021	2020
Expected price volatility	—	162%
Expected term (in years)	—	6.34
Risk-free interest rate	—	0.50%
Dividend yield	—	0.00%
Weighted-average fair value of options granted during the period	$—	$0.73

The Company did not grant restricted stock to non-employees during the year ended December 31, 2021.

In connection with Mr. Sieczkarek’s resignation, the Company granted 168 thousand shares of fully vested registered stock to Mr. Sieczkarek during the year ended December 31, 2019. The expense related to these shares was recorded in the Company’s consolidated statements of operations and comprehensive loss. At the time of his resignation, the Company also entered into a two-year consulting agreement with Mr. Sieczkarek under which he is entitled to receive additional shares of fully vested registered stock in exchange for consulting services. According to the terms of the agreement, the stock units are to be issued in two tranches of $0.2 million each for a total aggregate fair market value equal to $0.4 million. The number of shares issued for each tranche is calculated using the closing price on each respective grant date. In July 2020, the Company issued 192,983 shares to Mr. Sieczkarek to fulfill the first tranche. In July 2021, the Company issued 328,359 shares to Mr. Sieczkarek to fulfill the second tranche. The expense related to the shares issued under the consulting agreement is being recorded over the term of the Consulting Agreement.

During the fourth quarter of the year ended December 31, 2019, the Company paid two consultants, Ms. Moon and Ms. Xiao, via a combination of 36 thousand registered shares and cash for services rendered, based on the terms of their consulting agreements.

For the years ended December 31, 2021, 2020, and 2019, the Company recognized stock-based compensation expense of $240 thousand, $64 thousand, and $37 thousand, respectively, related to non-employee options and restricted stock grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$10	$23	$42
Sales and marketing	129	85	93
General and administrative	794	424	351
Total stock-based compensation expense	$933	$532	$486

NOTE 16. LICENSE, COLLABORATION AND DISTRIBUTION AGREEMENTS

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

The following table presents changes in the Company's contract assets and liabilities for the year ended December 31, 2021 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liabilities: deferred revenue	$2	$176	$(124)	$54
Contract liabilities: accrued liabilities (includes contract assets)	573	1,851	(1,154)	1,270
Total	$575	$2,027	$(1,278)	$1,324

The following table presents changes in the Company's contract assets and liabilities for the year ended December 31, 2020 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liabilities: deferred revenue	$—	$2	$—	$2
Contract liabilities: accrued liabilities (includes contract assets)	434	2,338	(2,199)	573
Total	$434	$2,340	$(2,199)	$575

For the years ended December 31, 2021, 2020 and 2019, the Company recognized the following revenue (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$573	$434	$1,473
New activities in the period:
Performance obligations satisfied	7,848	9,500	5,126

	$8,421	$9,934	$6,599

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the years ended December 31, 2021, 2020 and 2019, the Company earned $0.6 million, $1.7 million and $4.6 million, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.9 million as of December 31, 2021 and $0.7 million as of December 31, 2020. The contract liability is included in accrued liabilities in the consolidated balance sheets. The Company also recorded a prepayment of $19 thousand and $144 thousand for rebates related to these distribution agreements as of December 31, 2021 and December 31, 2020, respectively, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheets (see Note 5, “Prepaid Expenses and Other Current Assets”).

Over-the-Counter Sales of Avenova Spray

Avenova Spray was launched online on June 1, 2019 direct to U.S. customers. Avenova Spray is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. Avenova Spray was launched at select CVS stores and online on CVS.com in February 2021. These channels provide the Company with more stable pricing and provide customers with easy access to our product. During the years ended December 31, 2021, 2020, and 2019 the revenue generated from Avenova Spray in these channels was $5.1 million, $3.3 million, and $1.0 million, respectively.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company was not required to contribute to the plan and made no contributions during the year ended December 31, 2021 or 2020. The Company made an election to change the terms of the 401(k) plan such that, beginning on January 1, 2022, the Company will be required to make a matching contribution equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred.

NOTE 18. INCOME TAXES

For the years ended December 31, 2021, 2020 and 2019, loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(5,824)	$(11,034)	$(9,652)
International	—	—	—
	$(5,824)	$(11,034)	$(9,652)

For the years ended December 31, 2021, 2020 and 2019, the federal and state income tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	—	5	6
Other	—	—	—
Total current tax expense	—	5	6

Deferred
Federal	—	—	—
State	—	—	—
Other	—	—	—
Total deferred tax expense	—	—	—

Income tax provision	$—	$5	$6

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$33,455	$31,115
Stock options	884	790
Research and development credits	641	641
Accruals	306	267
Operating lease liabilities	19	109
Property and equipment	10	2
Other deferred tax assets	376	81
Total deferred tax assets	35,691	33,005

Deferred tax liabilities:
Operating lease right-of-use assets	(19)	(108)
Total deferred tax liabilities	(19)	(108)

Valuation allowance	(35,672)	(32,897)
Net deferred taxes	$—	$—

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

The valuation allowance increased by $2.8 million, $1.3 million and $2.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2021, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$30,989	Does Not Expire
Net operating losses, federal (Pre January 1, 2018)	$94,886	Beginning in 2024
Net operating losses, state	$106,784	Beginning in 2028
Tax credits, federal	$1,321	Beginning in 2026
Tax credits, state	$325	Indefinite

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized benefit - beginning of period	$974	$974
Change during the period	—	—
Unrecognized benefit - end of period	$974	$974

The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized. The balance of unrecognized tax benefits increased as a result of a comprehensive analysis to substantiate the company's research credits. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. We do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months. The Company files income tax returns in the United States and in California. Other jurisdictions are not significant. The tax years 2004 - 2021 remain open in the federal jurisdiction and 2006 - 2021 for California. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax	11.2%	3.2%	3.1%
Change in valuation allowance	(47.7%)	(11.7%)	(23.0%)
Warrant/equity expenses	16.7%	(10.3%)	1.7%
Stock-based compensation expense	(1.1%)	(4.0%)	(3.7%)
Other	(0.1%)	1.7%	(0.3%)
Impact of 162m	—%	—%	1.1%
Total	0.0%	(0.1%)	(0.1%)

NOTE 19. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Related party revenue:
NeutroPhase	$368	$524	$209
Licensing	—	—	41
Total related party revenue	$368	$524	$250

Cost of goods sold
NeutroPhase	$325	$384	$176
Licensing	—	—	—
Total related party expenses	$325	$384	$176

Related party accounts receivable was $0.1 million and $0.2 million as of December 31, 2021 and December 31, 2020, respectively.

Other Related Party Expenses

During the year ended December 31, 2021, the Company purchased KN95 Masks through an affiliate of China Pioneer. As of December 31, 2021, there was no related party account payable as compared to related party accounts payable of $8 thousand as of December 31, 2020.

The following table summarizes information about the Company’s other related party expenses excluding stock-based compensation during the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Commissions to China Kington related to:
OP Private Placement	$—	$—	$—
June 2019 Private Placement	—	—	144
August 2019 Private Placement	—	—	162
Exercise of June 2019 Warrants	—	41	—
Exercise of 2019 Foreign Warrants	—	160	—
Promissory Note to Pioneer Pharma (Hong Kong) Company Ltd.	—	—	20
Total commissions to China Kington	—	201	326
Board Director Bob Wu consulting fee	—	50	83
Total related party expenses	$—	$251	$409

On November 17, 2020, the Company entered into a consulting agreement with Eric Wu. Eric Wu is Partner and Senior Vice President of China Kington and the brother of Bob Wu, who serves on the Company’s Board of Directors. Pursuant to the Agreement, Eric Wu acted as a consultant to the Company in support of product expansion efforts as well as in potential financings and other transaction opportunities. The term of the Agreement was for twelve months. As consideration for his services, the Company granted Eric Wu options exercisable for 300,000 shares of the Company’s common stock under the Company’s 2017 Omnibus Incentive Plan with an exercise price equal to the Company’s closing stock price on the date of the grant and vesting on the one year anniversary of the grant date. Stock-based compensation expense of $152 thousand and $15 thousand was recorded for the year ended December 31, 2021 and 2020, respectively, related to Eric Wu’s options.

NOTE 20. PAYCHECK PROTECTION PROGRAM

On May 6, 2020, the Company received loan proceeds in the amount of $0.9 million from Wells Fargo Bank, N.A. (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, or the PPP Flexibility Act, which was enacted on September 5, 2020. The PPP loan provided for an interest rate of 1.00% per year and maturity two years after the date of initial disbursement, with initial principal and interest payments coming due late in fiscal 2021. The PPP Loan could be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Funds from the PPP Loan could only be used for payroll costs, costs used to continue group health care benefits, rent and utilities incurred during the 24-week period after receiving the PPP Loan (collectively, “Qualifying Expenses”) in order for the PPP Loan to be forgiven in whole or in part. The Company used the entire PPP Loan amount for Qualifying Expenses.

Since the Company determined that there was reasonable assurance that it would meet the conditions for forgiveness of the full loan amount, the Company accounted for the forgivable PPP Loan as a government income grant that we earned through the Company’s compliance with the loan forgiveness criteria. A deferred income liability was recognized upon receipt of the forgivable loan proceeds. The deferred income liability was recognized as other income as Qualifying Expenses were incurred. For the year ended December 31, 2020, $0.9 million, was recognized as other income and recorded in the consolidated statements of operations and comprehensive loss. No amount was recognized for the year ended December 31, 2021.

The Company received notice, dated May 24, 2021, from Wells Fargo Bank, N.A. confirming the full loan amount of $0.9 million was forgiven.

NOTE 21. SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

Prior to the DERMAdoctor Acquisition in November 2021 (see Note 3, Business Combination), the Company was managed as a single segment focused on commercializing Avenova Spray in the United States. After the DERMAdoctor Acquisition, the Company began managing and aggregating its operational and financial information in accordance with two reportable segments: (1) Optical &Wound Care and (2) Skin Care. The Optical & Wound Care segment consists of products historically sold by NovaBay prior to the DERMAdoctor Acquisition. The Skin Care segment consists of products acquired in the DERMAdoctor Acquisition and skincare products subsequently sold under the DERMAdoctor brand.

Select financial information for each segment is as follows:

	Year Ended	Percentage
	December 31, 2021	of Total Revenue
Optical & Wound Care	$7,834	93%
Skincare	587	7%

Total revenue	$8,421	100%

	Year Ended	Percentage
	December 31, 2021	of Total Gross Margin
Optical &Wound Care	$5,336	95%
Skincare	309	5%

Total gross margin	$5,645	100%

NOTE 22. SUBSEQUENT EVENTS

On January 19, 2022, the Company amended the lease for its corporate headquarters located in Emeryville, California to extend the term through July 31, 2027.

On January 31, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 150,000,000 (the “Amendment”). The Amendment became effective upon the Company’s filing of the Amendment with the Secretary of State of Delaware on January 31, 2022.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. Although the Company does not have significant customers, suppliers or operations within the affected geographies, the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (“Withum”), acquired certain assets of OUM & Co. LLP (“OUM”), the independent registered public accounting firm for NovaBay Pharmaceuticals, Inc. (the “Company”) (the “Transaction”). As a result of this Transaction, on July 15, 2021, OUM resigned as the Company’s independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company’s new independent registered public accounting firm, effective July 15, 2021.

Prior to the Transaction, the Company did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on the Company’s financial statements, and Withum did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) on the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2020 and 2019, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through July 15, 2021, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

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

Based upon that evaluation at December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 for non-DERMAdoctor operations. Our management utilized the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 for non-DERMAdoctor operations. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria for non-DERMAdoctor operations.

The Company has one year to evaluate the Internal Control over Financial Reporting for the DERMAdoctor organization.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 23, 2022, the Company’s Board authorized amendments to, and restatement of, the Company’s Bylaws (the “Amended and Restated Bylaws”).  In addition to certain administrative updates, the Company’s Amended and Restated Bylaws include the following amendments:

●	Updates to Article XI (Indemnification) to indemnify directors to the fullest extent permitted by Delaware law.

●

Adding a new Section 48 (Exclusive Forums for Adjudication of Disputes) to provide that the Delaware Court of Chancery shall be the exclusive forum for derivative actions, actions for breach of fiduciary duty, actions pursuant to the Delaware General Corporation, the Company’s Certificate of Incorporation or the Amended and Restated Bylaws or actions under the internal affairs doctrine. This provision does not relate to suits under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

The directors believe that the above amendments will better assist the Company in attracting qualified directors and officers as well as prevent forum shopping. The above summary does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.7 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed as part of this Report:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amended and Restated Bylaws					X
4.1	Description of Securities					X
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of November 2021 Warrant	8-K	001-33678	4.1	11/01/2021
10.1+	Director and Officer Indemnity Agreement					X
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017

10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+*	Performance Restricted Stock Unit Award Agreement with Mr. Justin Hall	10-Q	001-33678	10.1	5/6/2021
10.8+	Executive Employment Agreement (Employment Agreement of Andrew D. Jones)	8-K	001-33678	10.8	5/5/2020
10.9+*	Performance Restricted Stock Unit Award Agreement with Mr. Andrew Jones	10-Q	001-33678	10.2	5/6/2021
10.10+	Executive Employment Agreement with Dr. Audrey Kunin, dated November 5, 2021	8-K	001-33678	10.1	11/12/2021
10.11+	Side Letter with Dr. Audrey Kunin, dated November 5, 2021	8-K	001-33678	10.3	11/12/2021
10.12+*	Performance Restricted Stock Unit Award Agreement with Dr. Audrey Kunin	8-K	001-33678	10.4	11/12/2021
10.13+	Executive Employment Agreement with Dr. Jeff Kunin, dated November 5, 2021	8-K	001-33678	10.2	11/12/2021
10.14+	Consulting Agreement between the Company and Eric Wu, dated November 17, 2020	8-K	001-33678	10.1	11/18/2020
10.15+	2022 Non-Employee Director Compensation Plan					X
10.16	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.17	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.18†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.19	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated April 27, 2020	8-K	001-33678	1.1	4/27/2020
10.20	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated May 14, 2021	8-K	001-33678	1.1	5/14/2021
10.21	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between the Company and Wells Fargo Bank, N.A.	10-Q	001-33678	10.28	5/7/2020
10.22	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.23	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.24	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020

10.25	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.26	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
21	Subsidiaries of the Company					X
23.1	Consent of WithumSmith+Brown PC					X
23.2	Consent of OUM & Co. LLP					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)					X

+	Indicates a management contract or compensatory plan or arrangement
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

Date: March 29, 2022
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: March 29, 2022
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUSTIN HALL	Chief Executive Officer, General Counsel and Director	March 29, 2022
Justin Hall	(principal executive officer)

/s/ ANDREW JONES	Chief Financial Officer	March 29, 2022
Andrew Jones	(principal financial officer)

/s/ PAUL E. FREIMAN	Chairman of the Board	March 29, 2022
Paul E. Freiman

/s/ JULIE GARLIKOV	Director	March 29, 2022
Julie Garlikov

/s/ AUDREY KUNIN	Director	March 29, 2022
Audrey Kunin

/s/ XINZHOU LI	Director	March 29, 2022
Xinzhou Li (Paul Li)

/s/ SWAN SIT	Director	March 29, 2022
Swan Sit

/s/ MIJIA WU	Director	March 29, 2022
Mijia Wu, M.B.A. (Bob Wu)

/s/ YENYOU ZHENG	Director	March 29, 2022
Yenyou (Jeff) Zheng