Form 10-Q
period 2022-03-31
NovaBay Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 52,618,364 shares of the registrant's common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and its wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns over 45 live trademark registrations, which include NovaBay®, NovaBay Pharma®, Avenova®, NeutroPhase®, CelleRx®, Aganocide®, AgaDerm®, Neutrox®, Going Beyond Antibiotics®, Kakadu C®, AIN’T Misbehavin’® and KP Duty®. The Company owned trademarks are designated as “®” when referenced in this document; all other trademarks and trade names are the property of their respective owners.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,641	$7,504
Accounts receivable, net of allowance for doubtful accounts ($0 at March 31, 2022 and December 31, 2021)	2,300	1,668
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($522 and $641 at March 31, 2022 and December 31, 2021, respectively)	3,785	3,220
Prepaid expenses and other current assets	752	778
Total current assets	12,478	13,170
Operating lease right-of-use assets	2,331	411
Property and equipment, net	187	193
Goodwill	4,528	4,528
Other intangible assets, net	5,109	5,200
Other assets	161	476
TOTAL ASSETS	$24,794	$23,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,556	$1,045
Accrued liabilities	2,763	2,092
Line of credit	—	105
Operating lease liabilities	465	200
Total current liabilities	4,784	3,442
Operating lease liabilities-non-current	1,922	246
Warrant liability	—	9,558
Contingent earnout liability	342	561
Total liabilities	7,048	13,807
Commitments & contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 13 and 14 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	609	680
Common stock, $0.01 par value; 150,000 and 100,000 shares authorized, 51,419 and 47,766 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	514	478
Additional paid-in capital	158,621	150,900
Accumulated deficit	(141,998)	(141,887)
Total stockholders' equity	17,746	10,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,794	$23,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Sales:
Product revenue, net	$2,623	$1,801
Other revenue, net	6	6
Total sales, net	2,629	1,807

Product cost of goods sold	1,113	455
Gross profit	1,516	1,352
Operating expenses:
Research and development	28	5
Sales and marketing	1,687	1,680
General and administrative	2,183	1,187
Total operating expenses	3,898	2,872
Operating loss	(2,382)	(1,520)

Unrealized gain on changes in fair value of warrant liability	2,056	—
Unrealized gain on changes in fair value of contingent liability	219	—
Other (expense) income, net	(4)	2

Loss before provision for income taxes	(111)	(1,518)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(111)	$(1,518)

Net loss per share attributable to common stockholders (basic and diluted)	$0.00	$(0.04)
Weighted-average shares of common stock used in computing net loss per share attributable to common stockholders (basic and diluted)	50,088	41,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	In Capital	Deficit	(Deficit)
Balance at December 31, 2021	14	$680	47,766	$478	$150,900	$(141,887)	$10,171

Net Loss	-	-	-	-	-	(111)	(111)
Reclassification of Private Placement Warrants	-	-	-	-	7,502	-	7,502
Conversion of Series B Non-Voting Preferred Stock to common stock	(1)	(71)	3,653	36	35	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	184	-	184

Balance at March 31, 2022	13	$609	51,419	$514	$158,621	$(141,998)	$(17,746)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	In Capital	Deficit	(Deficit)
Balance at December 31, 2020	-	-	41,782	$418	$147,963	$(136,063)	$12,318

Net Loss	-	-	-	-	-	(1,518)	(1,518)
Stock-based compensation expense related to employee and director stock options	-	-	-	-	130	-	130
Stock-based compensation expense related to non-employee stock options	-	-	-	-	53	-	53
Balance at March 31, 2021	-	$-	41,782	$418	$148,146	$(137,581)	$10,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(111)	$(1,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	9
Amortization of intangible assets	91	—
Stock-based compensation expense for options and stock issued to employees and directors	184	130
Stock-based compensation expense for options and stock issued to non-employees	—	53
Unrealized gain on changes in fair value of warrant liability	(2,056)	—
Unrealized gain on changes in fair value of contingent liability	(219)	—
Changes in operating assets and liabilities:
Accounts receivable	(632)	68
Inventory	(565)	(242)
Prepaid expenses and other current assets	26	(174)
Operating lease right-of-use assets	(1,920)	86
Other assets	(8)	—
Accounts payable and accrued liabilities	1,182	267
Operating lease liabilities	1,941	(98)
Net cash used in operating activities	(2,057)	(1,419)

Investing activities:
Purchases of property and equipment	(24)	(25)
Net cash used in investing activities	(24)	(25)

Financing activities:
Payment on the line of credit	(105)	—
Net cash used in financing activities	(105)	—
Net decrease in cash, cash equivalents, and restricted cash	(2,186)	(1,444)
Cash, cash equivalents and restricted cash, beginning of year	7,979	12,427
Cash, cash equivalents and restricted cash, end of period	$5,793	$10,983

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$4	$—

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	7,502	-
Addition of operating lease, right-of-use asset	2,039	-
Conversion of Series B Non-Voting Preferred Stock to common stock	71	-

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

On November 5, 2021, (the “Acquisition Closing”), we significantly expanded our business by acquiring DERMAdoctor, LLC (“DERMAdoctor”) as our wholly-owned subsidiary (the “DERMAdoctor Acquisition”). DERMAdoctor offers over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. See Note 3, “Business Combination” below.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as two reportable segments: (1) Optical & Wound Care and (2) Skin Care.

Liquidity

Based primarily on the funds available at March 31, 2022, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through May 12, 2023. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. Additionally, our future results, cash expenditures and ability to obtain additional external financing could be adversely affected by the COVID-19 pandemic and general adverse economic conditions.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates include contract liabilities related to product sales, useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies as of March 31, 2022.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$5,641	$7,504
Restricted cash included in other assets	152	475
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$5,793	$7,979

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

During the three months ended March 31, 2022 and 2021, revenues were derived primarily from sales of Avenova-branded products, directly to consumers through Amazon.com, and Avenova.com. During the three months ended March 31, 2022, revenues also included sales of DERMAdoctor-branded products.

During the three months ended March 31, 2022 and 2021, revenues from significant product categories were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Avenova Spray	$1,426	$1,575
DERMAdoctor	891	—
NeutroPhase	148	—
Other products	158	226
Total product revenue, net	2,623	1,801
Other revenue, net	6	6
Total sales, net	$2,629	$1,807

During the three months ended March 31, 2022 and 2021, sales of Avenova Spray via Amazon comprised 77% and 65% of total Avenova Spray net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the three months ended March 31, 2022 or 2021. A major U.S. retailer comprised 25% of DERMAdoctor net revenue for the three months ended March 31, 2022 with no comparable revenue for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	March 31,	December 31,
Major distribution partner	2022	2021
Major U.S. Retailer	35%	33%
Avenova Spray Pharmacy Distributor B	14%	11%
Avenova Spray Pharmacy Distributor A	13%	13%

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and believes are unlikely to be collected. Management recorded no reserve for accounts receivable at March 31, 2022 and December 31, 2021.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both March 31, 2022 and December 31, 2021, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $522 thousand and $641 thousand, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. There were no impairment charges as of March 31, 2022 and December 31, 2021.

Intangible Asset	Fair Value (in thousands)	Useful Life (in years)	Amortization Method
Customer relationships	$290	7	Straight line
Trade secrets / product formulations	2,890	9	Straight line
Trade names	2,080	Indefinite	N/A
Goodwill	4,528	Indefinite	N/A
	$9,788

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our Statement of Operations and Comprehensive Loss until such time as the specified milestone achievement period is complete.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets, and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. There were no impairment charges as of March 31, 2022 and December 31, 2021.

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

Revenue generated through Amazon.com and Walmart.com is recognized upon fulfillment, which generally occurs upon delivery of the products to a third-party carrier. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our products are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

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

Revenue for product sales to other retailers, such as Costco and CVS, is generally recognized upon transfer of control to the retailer, which generally occurs upon delivery of the products to a third-party carrier, net of estimated future product returns.

Cost of Goods Sold

Cost of goods sold includes third-party manufacturing costs, shipping and handling costs, and other costs associated with products sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include all costs associated with research, development and regulatory activities, including submissions to the Food and Drug Administration (the “FDA”).

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

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

For the year ended December 31, 2021, the Series B Non-Voting Preferred Stock (the “Preferred Stock”) was excluded from the computation of diluted net income per share as their inclusion on an “if converted” basis would have been anti-dilutive as a result of such securities not having a contractual obligation to participate in losses of the Company.

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator	2022	2021
Net loss	$(111)	$(1,518)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	50,088	41,782
Net loss per share attributable to common stockholders, basic and diluted	$0.00	$(0.04)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	4,416	3,138
Stock warrants	44,582	7,082
	48,998	10,220

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

NOTE 3. BUSINESS COMBINATION

On November 5, 2021, the Company completed the DERMAdoctor Acquisition in which NovaBay acquired 100% of the membership units of DERMAdoctor from the Sellers for a closing purchase price of $12.0 million and potential future earn out payments of up to an aggregate of $3.0 million over a period of two calendar years post-closing.

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

The Company’s management reviews financial results and manages the business on an aggregate basis in accordance with ASC 280. Therefore, financial results are reported in two operating segments: (1) Optical & Wound Care and (2) Skincare (see Note 20, “Segment Reporting” below).

NOTE 4. FAIR VALUE MEASUREMENTS

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

As of December 31, 2021, the 2021, Warrants are classified within Level 3 of the fair value hierarchy as liabilities (see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity”).

The following table presents the Company's assets measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	March 31,	Active Markets	Other	Unobservable
	2022	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$152	$152	$—	$—

Liabilities
Warrant liability	$—	—	—	$—
Contingent earnout liability	342	—	—	342
Total liabilities	$342	$—	$—	$342

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022 (in thousands):

Fair value of warrant liability at December 31, 2021	$9,558
Decrease in fair value of 2021 Warrants	(2,056)
Reclassification of warrant liability to equity	(7,502)
Fair value of warrant liability at March 31, 2022	$—

Fair value of contingent liability at December 31, 2021	$561
Decrease in fair value of contingent liability	(219)
Fair value of contingent liability at March 31, 2022	$342

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Balance at	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Other	Unobservable
	2021	for Identical	Observable	Inputs
		Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$9,558	—	—	$9,558
Contingent earnout liability	561	—	—	561
Total liabilities	$10,119	$—	$—	$10,119

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021 (in thousands):

Fair value of warrant liability at December 31, 2020	$—
Fair value of 2021 Warrants issued	14,172
Decrease in fair value of 2021 Warrants	(4,614)
Fair value of warrant liability at December 31, 2021	$9,558

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid inventory	$335	$367
Prepaid dues and subscription	93	18
Prepaid insurance	77	138
Prepaid consultant	8	68
Prepaid patents	8	9
Prepaid sales rebates	3	19
Prepaid rent	—	14
Other	228	145
Total prepaid expenses and other current assets	$752	$778

NOTE 6. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials and supplies	$1,446	$1,179
Finished goods	2,861	2,682
Less: Reserve for excess and obsolete inventory	(522)	(641)
Total inventory, net	$3,785	$3,220

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	464	464
Production equipment	138	114
Leasehold improvements	79	79
Total property and equipment, at cost	858	834
Less: accumulated depreciation and amortization	(671)	(641)
Total property and equipment, net	$187	$193

Depreciation and amortization expense was $30 thousand and $9 thousand for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8. GOODWILL

Goodwill is accounted for in accordance to ASC 350, Intangibles-Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were no indications of impairment during the three months ended March 31, 2022. For the DERMAdoctor acquisition, there were no material measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the period.  No goodwill impairment was recognized as of March 31, 2022. Goodwill was $4.5 million as of both March 31, 2022 and December 31, 2021.

NOTE 9. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Balance at December 31, 2021
		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(7)	$283
Trade secrets / product formulations	2,890	(53)	2,837

Total other intangible assets	$5,260	$(60)	$5,200

	Balance at March 31, 2022
		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(17)	$273
Trade secrets / product formulations	2,890	(134)	2,756

Total other intangible assets	$5,260	$(151)	$5,109

Amortization expense was $91 thousand and $0 for the three months ended March 31, 2022 and 2021, respectively. Based on the amortizable intangible assets as of March 31, 2022, future amortization expenses were as follows (in thousands):

2022	$272
2023	363
2024	363
2025	363
2026	363
Thereafter	1,305
Total	$3,029

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Contract liabilities (see Note 16)	$1,914	$1,289
Employee payroll and benefits	397	443
Audit services	95	—
Other	357	360
Total accrued liabilities	$2,763	$2,092

NOTE 11. LINE OF CREDIT

At the time of the DERMAdoctor Acquisition, DERMAdoctor had a line of credit agreement with Bank Midwest for $500 thousand. There was no balance outstanding on the line of credit at the time of Acquisition Closing. The line of credit was terminated and repaid in full on January 6, 2022. The line of credit had an interest rate equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.00%. All borrowings were collateralized by substantially all assets of DERMAdoctor. As of March 31, 2022, there was no outstanding balance on the line of credit.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2022.

Legal Matters

As of March 31, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term was scheduled to expire on February 28, 2022, but on January 19, 2022, the Company exercised its option to extend the term and amended the lease to extend the term through July 31, 2027.

We are also party to a lease for 19,136 square feet of space located in Riverside, Missouri, which we utilize for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024.

In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. The leases include variable components (e.g. common area maintenance) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability, but are reflected as an expense in the period incurred.

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

Lease Costs	Three Months Ended March 31,
	2022	2021
Operating lease cost	$134	$99
Net lease cost	$134	$99

Other information
Operational cash flow used for operating leases	$111	$113

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (in years)	5.0	1.0
Weighted-average discount rate	5%	12%

Future lease payments under non-cancelable leases as of March 31, 2022 were as follows (in thousands):

2022	$430
2023	535
2024	549
Thereafter	1,166
Total future minimum lease payments	2,680
Less imputed interest	(293)
Total	$2,387

Reported as:
Operating lease liability	$465
Operating lease liability- non-current	1,922
Total	$2,387

Contracts

On May 13, 2020, the Company entered into an agreement with TLF Bio Innovation Lab LLC (“TLF Bio Innovation”) to manage the relaunch of the Company’s CelleRx product (the “TLF Agreement”) which was further amended on September 4, 2020 and subsequently terminated on February 4, 2021. Under the TLF Agreement, the Company paid TLF Bio Innovation a monthly cash fee and issued 15,000 warrants to TLF Bio Innovation on January 22, 2021(see Note 14, “Stockholders’ Equity”).

NOTE 13. WARRANT LIABILITY

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

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of March 31, 2022.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the Company amended the 2019 Ladenburg Warrants. The Company’s potential obligation to cash-settle the warrants if a specified fundamental transaction occurred was amended to apply only in situations within the Company’s control. Pursuant to this change, the 2019 Ladenburg Warrants were no longer classified as liabilities. The warrant liability associated with the 2019 Ladenburg Warrants was adjusted to fair value as of the date of the amendment, with the change in fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value was then transferred to equity. The fair value of the 2019 Ladenburg Warrants was determined to be $0.2 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	186%
Expected term (in years)	4.05
Risk-free interest rate	0.22%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.17

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of March 31, 2022.

November 2021 Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the 2021 Warrants in the fourth quarter of 2021. The terms of the 2021 Warrants required that the Company obtain stockholder approval for an increase in authorized shares before they became exercisable. Under ASC 480, Distinguishing Liabilities from Equity, the 2021 Warrants were classified as liabilities as of December 31, 2021 and until the 2021 Warrants became exercisable. The 2021 Warrants became exercisable subsequent to December 31, 2021, on January 31, 2022. On January 31, 2022, our stockholders met and approved the necessary increase in authorized share capital available to meet the assumed exercise or conversion of its issued warrants and convertible preferred stock.  On January 31, 2022, as a result of the stockholder approval of the increase in authorized share capital, the warrants issued in November 2021 became exercisable and were reclassified from a liability to equity because the warrants require physical settlement or net share settlement. Accordingly, there is no fair value of warrant liabilities recorded in the Company’s balance sheet as of March 31, 2022.

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

Preferred Stock and 2021 Warrants

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

The 2021 Warrants are exercisable into 37,500,000 Warrant Shares at an exercise price of $0.53 per share, subject to adjustment. The Warrants were not immediately exercisable upon issuance. In order for the Warrants to become exercisable, the Company was required to hold a stockholder meeting to (i) obtain stockholder approval, in accordance with the NYSE American LLC Company Guide (the “Company Guide”) Section 713(a) and (b), for the issuance of the 37,500,000 shares of Common Stock upon the exercise of all of the Warrants, as well as the issuance of the 37,500,000 Conversion Shares upon conversion of the Preferred Stock (the “Share Issuance Proposal”) and (ii) obtain stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 150,000,000 shares (the “Authorized Share Increase Proposal”). The Company held a special meeting of stockholders on December 17, 2021 (the “Special Meeting”) at which the Share Issuance Approval was approved by stockholders and, at a subsequent adjournment of the Special Meeting on January 31, 2022, the stockholders approved the Authorized Share Increase Proposal. As a result of these stockholder approvals, the Warrants became exercisable subsequent to December 31, 2021 and will continue to be exercisable for a period of six (6) years thereafter.

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

During the first quarter of 2022, 1,461 shares of the Preferred Stock were converted into 3,652,500 shares of common stock. Each share of the Preferred Stock is currently convertible into 2,500 shares of common stock. There were 13 thousand shares of the Preferred Stock outstanding as of March 31, 2022.

Common Stock

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

Common Stock Warrants

2019 Domestic Warrants, 2019 Foreign Warrants, 2019 Ladenburg Warrants and July 2020 Warrants

In the third quarter of 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) for the sale of (i) 4,198,566 shares of common stock and (ii) 4,198,566 common stock purchase warrants exercisable for 4,198,566 shares of common stock (the “2019 Domestic Warrants”) for gross proceeds of $4.2 million. The 2019 Domestic Warrants were issued with an exercise price of $1.15 per share and an expiration date of February 13, 2025.

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

The Company incurred total issuance costs of $0.5 million in conjunction with the 2019 Purchase Agreement. The Company allocated $0.2 million of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations and comprehensive loss during the period. The remaining $0.3 million was recorded as a reduction of additional paid-in capital in the Company’s consolidated balance sheets. As the 2019 Ladenburg Warrants were accounted for as a stock issuance cost, $59 thousand was allocated to the warrant liability and expensed during the period and $65 thousand was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the 2019 Ladenburg Warrants.

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

During the third quarter of 2020, the Company and all holders of the 2019 Domestic Warrants and 2019 Foreign Warrants entered into warrant repricing letter agreements. Pursuant to the letter agreements, in consideration for the exercise in full of the 2019 Domestic Warrants and 2019 Foreign Warrants, the Company agreed to: (1) reduce the exercise price of the 2019 Domestic Warrants and the 2019 Foreign Warrants to $0.99 per share prior to exercise, and (2) in a private placement, issue new common stock purchase warrants (the “July 2020 Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of 2019 Domestic Warrants and 2019 Foreign Warrants currently held by such holders upon the holders exercising their warrants.

The July 2020 Warrants became exercisable nine months after their issuance, for an aggregate of 6,898,566 shares of common stock. The July 2020 Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance. The Company determined that the common stock issued from the exercise of the 2019 Domestic and 2019 Foreign Warrants, and the July 2020 Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the July 2020 Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital. All July 2020 Warrants remained outstanding as of March 31, 2022.

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

TLF Bio Innovation Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 per share (the “TLF Warrants”). The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity.

The details of all outstanding warrants as of March 31, 2022 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2021	7,082	$1.63
Warrants granted	37,500	$0.53
Outstanding at March 31, 2022	44,582	$0.71

NOTE 15. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board.  The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of March 31, 2022.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On January 15, 2021, the number of shares available for future awards under the 2017 Plan was increased by 1,671,303 shares. As of  March 31, 2022, there were 1,525,680 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. The term of awards will not be longer than ten years, or in the case of ISOs, not longer than five years with respect to holders of more than 10% of the Company’s stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. The Company issues new shares to satisfy option exercises for awards issued under the 2007 Plan and the 2017 Plan.

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at March 31, 2022 and activity during the period ended March 31, 2022:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,449	$1.39	7.6	$460

Options granted	332	$0.30
Options forfeited/cancelled	(21)	$10.94
Outstanding at March 31, 2022	4,760	$1.27	7.6	$356
Vested and expected to vest at March 31, 2022	4,416	$1.33	7.5	$313

Vested at March 31, 2022	2,218	$2.30	5.8	$—

Exercisable at March 31, 2022	2,218	$2.30	5.8	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2022 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three months ended March 31, 2022. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2022.

As of March 31, 2022, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $1.1 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.25 years.

Stock Option Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black-Scholes option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2, “Summary of Significant Accounting Policies,” for a description of the accounting policies that the Company applied to value its stock-based awards.

During the three months ended March 31, 2022 and 2021, the Company granted options to employees and directors to purchase an aggregate of 332,000 and 55,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Three Months Ended March 31,
Assumption	2022	2021
Expected price volatility	160.47%	164.44%
Expected term (in years)	6.45	6.19
Risk-free interest rate	1.63%	1.09%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.29	$1.04

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

During the three months ended March 31, 2022 and 2021, the Company did not grant restricted stock to employees.

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $184 thousand and $130 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2022 and 2021, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model.

In addition, during the three months ended March 31, 2022 and 2021, the Company did not grant restricted stock to non-employees.

For the three months ended March 31, 2022, the Company recognized a nominal stock-based compensation expense as compared to stock-based compensation expense of $53 thousand for the three months ended March 21, 2021, related to non-employee stock option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$4	$4
Sales and marketing	12	31
General and administrative	168	148
Total stock-based compensation expense	$184	$183

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

The following table presents changes in the Company's contract assets and liabilities for the three months ended March 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at the end of the Period
Contract liabilities: deferred revenue	$2	$69	$(2)	$69
Contract liabilities: accrued liabilities (includes contract assets)	1,270	842	(201)	1,911
Total	$1,272	$911	$(203)	$1,980

For the three months ended March 31, 2022 and 2021, the Company recognized the following revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$201	$575
New activities in the period:
Performance obligations satisfied	2,428	1,232

	$2,629	$1,807

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. The Company incurred net sales loss of $199 thousand during the three months ended March 31, 2022, and net sales revenue of $122 thousand during the three months ended March 31, 2021 for its Avenova Spray product from these distribution and partner pharmacy agreements. The net loss during the three months ended March 31, 2022, was the result of an increase in returns for expired product from a major pharmacy retail chain.

Under the prescription Avenova Spray product distribution arrangements, the Company had a contract liability balance of $1.3 million and $0.9 million as of  March 31, 2022 and December 31, 2021, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $3 thousand and $19 thousand for rebates related to these distribution agreements as of March 31, 2022 and December 31, 2021, respectively, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 5, “Prepaid Expenses and Other Current Assets”).

Over-the-Counter Sales of Avenova Spray

Avenova Spray was launched online on June 1, 2019 direct to U.S. customers. Avenova Spray is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. Avenova Spray was launched at select CVS stores and online on CVS.com in February 2021. These channels provide the Company with more stable pricing and provide customers with easy access to our product. During the three months ended March 31, 2022 and 2021, the revenue generated from over-the-counter Avenova Spray was $1.4 million and $1.2 million, respectively.

DERMAdoctor

DERMAdoctor products are available through wholesale distribution relationships with third parties such as Costco, Amazon and others. The Company had a contract liability balance of $0.6 million and $0.4 million as of  March 31, 2022, and December 31, 2021, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company was not required to contribute to the plan and made no contributions during the period ended December 31, 2021. The Company made an election to change the terms of the 401(k) plan such that, beginning on January 1, 2022, the Company made matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred.

NOTE 18. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Related party revenue:
NeutroPhase	$148	$—
Total related party revenue	$148	$—

Cost of goods sold:
NeutroPhase	$(134)	$—
Total related party expenses	$(134)	$—

Related party accounts receivable was $0.1 million as of both March 31, 2022 and December 31, 2021.

NOTE 19. PAYCHECK PROTECTION PROGRAM

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

Since the Company determined that there was reasonable assurance that it would meet the conditions for forgiveness of the full loan amount, the Company accounted for the forgivable PPP Loan as a government income grant that we earned through the Company’s compliance with the loan forgiveness criteria. A deferred income liability was recognized upon receipt of the forgivable loan proceeds. The deferred income liability was recognized as other income as Qualifying Expenses were incurred. For the year ended December 31, 2020, $0.9 million was recognized as other income and recorded in the consolidated statements of operations and comprehensive loss. No amount was recognized for the period ended March 31, 2022.

The Company received notice, dated May 24, 2021, from Wells Fargo Bank, N.A. confirming the full loan amount of $0.9 million was forgiven.

NOTE 20. SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

Prior to the DERMAdoctor Acquisition in November 2021 (see Note 3, “Business Combination”), the Company was managed as a single segment focused on commercializing Avenova Spray in the United States. After the DERMAdoctor Acquisition, the Company began managing and aggregating its operational and financial information in accordance with two reportable segments: (1) Optical &Wound Care and (2) Skin Care. The Optical & Wound Care segment consists of products historically sold by NovaBay prior to the DERMAdoctor Acquisition. The Skin Care segment consists of products acquired in the DERMAdoctor Acquisition and skincare products subsequently sold under the DERMAdoctor brand.

Select financial information for each segment is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales
Optical & Wound Care	$1,738	$1,807
Skincare	891	—
Consolidated	$2,629	$1,807
Operating loss
Optical & Wound Care	$(2,039)	$(1,520)
Skincare	(343)	—
Consolidated	$(2,382)	$(1,520)

The Company’s reportable segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers. Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Management will continually evaluate the alignment of product development organizations, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains forward-looking statements that involve risks and uncertainties, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. Words such as "expects," "anticipated," "will," "may," "goals," "plans," "believes," "estimates," "concludes," determines," variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Overview

We are a company focused on the development and sale of scientifically-created and clinically-proven eyecare and skincare products. Our portfolio of products includes a number of eyecare products under our Avenova brand, led by Avenova Spray which contains our proprietary, stable and pure form of hypochlorous acid, and over 30 dermatologist-developed skincare products under our DERMAdoctor brand.

On November 5, 2021, we purchased DERMAdoctor, LLC (“DERMAdoctor”) for approximately $12.0 million as well as $3.0 million of contingent consideration payable in cash or our common stock over the next two years upon the achievement of certain contribution margin targets. For additional information regarding the DERMAdoctor Acquisition, see Note 3 “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

The DERMAdoctor Acquisition was funded, in part, through the sale of an aggregate of 15,000 shares of Preferred Stock (convertible into an aggregate of 37,500,000 shares of Common Stock) and the 2021 Warrants (exercisable for 37,500,000 shares of Common Stock) for an aggregate purchase price of $15.0 million. For additional information regarding the Preferred Stock and the 2021 Warrants, see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

In 2021, we also continued to expand our Avenova product offerings, including adding the following products under the Avenova eyecare brand: (1) Avenova Moist Heating Eye Compress and (2) the i-Chek. We expanded our distribution efforts through our partnership with ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses to promote Avenova Spray.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products and integrate the DERMAdoctor business. Our net loss was $111 thousand for the three months ended March 31, 2022 and a net loss of $1.5 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $142 million and current assets totaling $12.5 million.

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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we believe that the following accounting policies are most critical to fully understanding and evaluating our reported financial results.

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute, and it believes are unlikely to be collected. Management recorded no reserve for accounts receivable at March 31, 2022 and December 31, 2021.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes, and pumps; (2) goods in progress; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both March 31, 2022 and December 31, 2021, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $522 thousand and $641 thousand, respectively.

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
	$9,788

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our condensed consolidated statements of operations and comprehensive loss until such time as the specified milestone achievement period is complete.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets, and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations and comprehensive loss. There were no impairment charges during the periods ended March 31, 2022 and December 31, 2021, respectively.

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

Revenue Recognition

Revenue generated through the Company’s webstores, primarily Avenova.com and DERMAdoctor.com, is recognized upon fulfillment, which generally occurs upon delivery of the related products to multiple third-party carriers. Shipping and handling costs are expensed as incurred and included in cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

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

The following table summarizes the activity in the accounts related to product revenue allowances (in thousands) during the three months ended March 31, 2022:

	Wholesaler/ Pharmacy fees	Cash discounts	Rebate	Returns	Total

Balance at December 31, 2021	$(84)	$(13)	$(375)	$(798)	$(1,270)
Current provision related to sales made during current period	(40)	(18)	(328)	(456)	(842)
Payments	16	6	123	56	201
Balance at March 31, 2022	$(108)	$(25)	$(580)	$(1,198)	$(1,911)

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 15, “Equity-Based Compensation” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a business line basis in making operating decisions, allocating resources, and evaluating financial performance. The Company has determined that it operates as two operating segments.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
Statement of Operations
Sales:
Product revenue, net	$2,623	$1,801	$822	46%
Other revenue, net	6	6	—	0%
Total sales, net	2,629	1,807	822	46%

Product cost of goods sold	1,113	455	658	145%
Gross profit	1,516	1,352	164	12%

Research and development	28	5	23	460%
Sales and marketing	1,687	1,680	7	0%
General and administrative	2,183	1,187	996	84%
Total operating expenses	3,898	2,872	1.026	36%
Operating loss	(2,382)	(1,520)	(862)	57%

Non-cash gain on changes in fair value of warrant liability	2,056	—	2,056	100%
Non-cash gain on changes in fair value of contingent liability	219	—	219	100%
Other (expense) income, net	(4)	2	(6)	(300%)

Loss before provision for income taxes	(111)	(1,518)	1,407	(93%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(111)	$(1,518)	$1,407	(93%)

Impact of DERMAdoctor Acquisition

The Acquisition Closing for DERMAdoctor took place on November 5, 2021 (see Note 3, “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report) Accordingly, the above results for the three months ended March 31, 2022 include the financial results of DERMAdoctor, which includes product revenue, net, of $0.9 million, goods sold of $0.5 million, $0.4 million in sales and marketing costs and $0.2 million in general and administrative costs, with no comparable operating results for the three months ended March 31, 2021.

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $0.8 million, or 46%, to $2.6 million for the three months ended March 31, 2022, from $1.8 million for the three months ended March 31, 2021.

Revenue from Avenova Spray decreased by $0.2 million in 2022 from $1.6 million for the three months ended March 31, 2021 to $1.4 million for the three months ended March 31, 2022. The decrease reflects an unanticipated increase in expired Avenova Spray units returned from retail pharmacies for product purchased prior to the launch of our over-the-counter Avenova Spray product in 2019 and the beginning of the COVID-19 pandemic in 2020. The decrease was partially offset by an overall increase in the number of Avenova Spray units sold during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in units sold reflects continued higher number of over-the-counter and physician dispensed units sold, partially offset by a continued decrease in the number of units sold through pharmacy channels. The overall increase in revenue due to unit sales was also partially offset by the lower average net selling price associated with over-the-counter and physician dispensed units as compared to units sold through our pharmacy channels.

We also recognized product revenue, net, of $0.9 million from the sale of DERMAdoctor products during the three months ended March 31, 2022 with no comparable revenue during the three months ended March 31, 2021.

Cost of goods sold increased by 145%, to $1.1 million for the three months ended March 31, 2022, from $0.5 million for the three months ended March 31, 2021. This increase was primarily due to $0.5 million in cost of goods sold recognized from the sales of DERMAdoctor products for the three months ended March 31, 2022 with no comparable cost of goods sold for the three months ended March 31, 2021.

Gross profit increased by 12%, to $1.5 million for the three months ended March 31, 2022, from $1.4 million for the three months ended March 31, 2021.

Sales and marketing

Sales and marketing expenses increased by $7 thousand, for the three months ended March 31, 2022. The increase was due to $0.4 million in sales and marketing costs incurred for DERMAdoctor products for the three months ended March 31, 2022, with no comparable expenditures in the 2021 period. The increase was offset by fewer sales representative headcount employed during the three months ended March 31, 2022 period as compared to the 2021 period. Additionally, results for the 2021 period include costs incurred in conjunction with the relaunch of the Company’s CelleRx Clinical Reset product with no comparable expenditures during the three months ended March 31, 2022. Going forward, the Company anticipates focusing sales and marketing resources on the DERMAdoctor brand instead of driving growth of CelleRx Clinical Reset.

General and administrative

General and administrative expenses increased by $1.0 million, or 84%, to $2.2 million for the three months ended March 31, 2022, from $1.2 million for the three months ended March 31, 2021.

Results for the three months ended March 31, 2022 include $0.2 million in DERMAdoctor general and administrative costs and $0.1 million from the amortization of intangibles related to the DERMAdoctor Acquisition with no comparable expenses in the 2021 period. The Company also incurred one-time costs related to a special meeting of stockholders held in January 2022 with no comparable expenditures in the 2021 period. Employee-related costs, including non-cash stock-based compensation costs, were also higher for the three months ended March 31, 2022 as compared to the 2021 period.

Additionally, during the three months ended March 31, 2021, the Company received an insurance reimbursement for costs incurred in conjunction with a dispute with the Company’s former Interim President and Chief Executive Officer and Chief Financial Officer which reduced general and administrative costs in the 2021 period.

Non-cash gain (loss) on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $2.1 million for the three months ended March 31, 2022. The warrant liability was reclassified to equity during the three months ended March 31, 2022 and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding the warrant liability and their valuation, please see Note 13, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Other (expense) income, net

Other (expense) income, net, was $215 thousand for the three months ended March 31, 2022 as compared to $2 thousand for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company recorded $219 thousand in income for an adjustment to the fair value of a contingent earnout liability. For additional information regarding the contingent earnout liability, please see Note 4, “Fair Value Measurements”, in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Liquidity and Capital Resources

As of March 31, 2022, our cash and cash equivalents were $5.6 million, compared to $7.5 million as of December 31, 2021. Based primarily on the funds available at March 31, 2022, management believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses at least through May 12, 2023. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as the COVID-19 pandemic and the conflict between Russia and Ukraine.

Cash Used in Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2022, which consisted primarily of a net loss of $111 thousand, adjusted primarily by non-cash gain of $2.1 million on the change in fair value of warrant liability, non-cash gain of $219 thousand on the change in fair value of contingent liability, stock-based compensation expenses of $184 thousand, and a net increase of $24 thousand in our net operating assets and liabilities.

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2021, which consisted primarily of a net loss of $1.5 million, adjusted by stock-based compensation expenses of $0.2 million, and a net change of $0.1 million in our net operating assets and liabilities.

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $24 and $25 thousand, for the three months ended March 31, 2022 and 2021, respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities for the repayment of the DERMAdoctor line of credit, which was subsequently terminated in the first quarter of 2022, was $0.1 million for the three months ended March 31, 2022.

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

Inflation

Our costs are subject to fluctuations, particularly due to change in the price of raw and packing materials and the cost of labor, transportation and operating supplies.  Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, costs savings projects and sourcing decisions, while maintaining and improving margins and market share.  Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2022.

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

Dermatology/Skincare Products

Our DERMAdoctor products are sold through third parties such as Costco, Amazon and others; therefore, we may receive periodic large orders that result in large chunks of revenue that are received in irregular intervals during the year. Historically sales of DERMAdoctor products that contain sunscreen and antiperspirants are higher in the summer seasons and sales of DERMAdoctor products that contain moisturizers are higher in the fall and winter months. In addition, DERMAdoctor products will typically experience an uptick in sales during the fourth quarter around the holidays of each country in which its products are sold, particularly in the United States and China.

Contractual Obligations

Our contractual cash commitments as of March 31, 2022 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$525	$1,490	$656	$—	$2,671
Equipment leases	9	—	—	—	9
Total	$534	$1,490	$656	$—	$2,680

Our commitments as of March 31, 2022 consisted primarily of facility operating leases and an operating lease for two copiers.

The total commitment for the facility leases as of March 31, 2022 was $2.7 million due over the leases’ terms, compared to $0.5 as of December 31, 2021.

We had an operating lease for two copiers as of March 31, 2022. The total commitment for the lease as of March 31, 2022 was $9 thousand due over the lease terms, compared to $13 thousand as of December 31, 2021.

See Note 12, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at March 31, 2022 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2022 and December 31, 2021, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The “Legal Matters” section of Note 12. “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amended and Restated Bylaws	10-K	001-33678	3.7	3/29/2022
4.1	Description of Securities	10-K	001-33678	4.1	3/29/2022
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of November 2021 Warrant	8-K	001-33678	4.1	11/01/2021
10.1	Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated August 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2016)	8-K	001-33678	10.1	8/26/2016
10.2	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.3+	Executive Employment Agreement with Justin M. Hall, dated January 31, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2020)	8-K	001-33678	10.1	2/6/2020
10.4+	First Amendment to Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022

31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: May 12, 2022
	By:	/s/ Andrew Jones
Andrew Jones Chief Financial Officer (principal financial officer)