Form 10-Q
period 2022-06-30
NovaBay Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 53,513,364 shares of the registrant's common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,931	$7,504
Accounts receivable, net of allowance for doubtful accounts ($0 at June 30, 2022 and December 31, 2021)	1,098	1,668
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($522 and $641 at June 30, 2022 and December 31, 2021, respectively)	3,801	3,220
Prepaid expenses and other current assets	629	778
Total current assets	9,459	13,170
Operating lease right-of-use assets	2,217	411
Property and equipment, net	166	193
Goodwill	4,528	4,528
Other intangible assets, net	5,018	5,200
Other assets	156	476
TOTAL ASSETS	$21,544	$23,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$930	$1,045
Accrued liabilities	2,257	2,092
Line of credit	—	105
Operating lease liabilities	470	200
Total current liabilities	3,657	3,442
Operating lease liabilities non-current	1,800	246
Warrant liability	—	9,558
Contingent earnout liability	342	561
Total liabilities	5,799	13,807
Commitments & contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 12 and 14 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	570	680
Common stock, $0.01 par value; 150,000 and 100,000 shares authorized, 53,513 and 47,766 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	535	478
Additional paid-in capital	158,793	150,900
Accumulated deficit	(144,153)	(141,887)
Total stockholders' equity	15,745	10,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,544	$23,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales:
Product revenue, net	$3,043	$2,126	$5,666	$3,927
Other revenue, net	2	7	8	13
Total sales, net	3,045	2,133	5,674	3,940

Product cost of goods sold	1,495	614	2,608	1,069
Gross profit	1,550	1,519	3,066	2,871
Operating expenses:
Research and development	40	21	68	26
Sales and marketing	1,752	1,788	3,439	3,468
General and administrative	1,910	1,569	4,093	2,756
Total operating expenses	3,702	3,378	7,600	6,250
Operating loss	(2,152)	(1,859)	(4,534)	(3,379)

Non-cash gain on changes in fair value of warrant liability	—	—	2,056	—
Non-cash gain on changes in fair value of contingent liability	—	—	219	—
Other (expense) income, net	(3)	—	(7)	2

Loss before provision for income taxes	(2,155)	(1,859)	(2,266)	(3,377)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(2,155)	$(1,859)	$(2,266)	$(3,377)

Net loss per share (basic and diluted)	$(0.04)	$(0.04)	$(0.04)	(0.08)
Weighted-average shares of common stock used in computing net loss per share (basic and diluted)	52,735	42,561	51,419	42,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14	$680	47,766	$478	$150,900	$(141,887)	$10,171
Net loss	-	-	-	-	-	(111)	(111)
Reclassification of Private Placement Warrants	-	-	-	-	7,502	-	7,502
Conversion of Series B Non-Voting Preferred Stock to common stock	(1)	(71)	3,653	36	35	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	184	-	184

Balance at March 31, 2022	13	$609	51,419	$514	$158,621	$(141,998)	$17,746
Net loss	-	-	-	-	-	$(2,155)	(2,155)
Conversion of Series B Non-Voting Preferred Stock to common stock	(1)	(39)	1,974	20	19	-	-
Vesting of director restricted stock awards	-	-	120	1	(1)	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	154	-	154

Balance at June 30, 2022	12	$570	53,513	$535	$158,793	$(144,153)	$15,745

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	41,782	$418	$147,963	$(136,063)	$12,318
Net loss	-	-	-	-	-	(1,518)	(1,518)
Stock-based compensation expense related to employee and director stock options	-	-	-	-	130	-	130
Stock-based compensation expense related to non-employee stock options	-	-	-	-	53	-	53
Balance at March 31, 2021	-	$-	41,782	$418	$148,146	$(137,581)	$10,983
Net loss	-	-	-	-	-	(1,859)	(1,859)
Issuance of warrants	-	-	-	-	13	-	13
Issuance of common stock, net of offering costs	-	-	2,673	27	1,749	-	1,776
Vesting of employee restricted stock awards	-	-	160	2	(2)	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	242	-	242
Stock-based compensation expense related to non-employee stock options	-	-	-	-	54	-	54
Balance at June 30, 2021	-	$-	44,615	$447	$150,202	$(139,440)	$11,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021

Operating activities:
Net loss	$(2,266)	$(3,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	20
Amortization of intangible assets	182	—
Stock-based compensation expense for options and stock issued to employees and directors	338	372
Stock-based compensation expense for options and stock issued to non-employees	—	107
Vesting of employee restricted stock awards	—	(2)
Issuance of warrants to non-employees for services	—	13
Unrealized gain on changes in fair value of warrant liability	(2,056)	—
Unrealized gain on changes in fair value of contingent liability	(219)	—
Changes in operating assets and liabilities:
Accounts receivable	570	(126)
Inventory	(581)	(74)
Prepaid expenses and other current assets	149	12
Operating lease right-of-use assets	(1,806)	174
Other assets	—	(1)
Accounts payable and accrued liabilities	50	(326)
Operating lease liabilities	1,824	(200)
Deferred revenue	—	2
Net cash used in operating activities	(3,756)	(3,406)

Investing activities:
Purchases of property and equipment	(32)	(27)
Net cash used in investing activities	(32)	(27)

Financing activities:
Proceeds from common stock issuances, net	—	1,775
Payment on the line of credit	(105)	—
Net cash (used in) provided by financing activities	(105)	1,775
Net decrease in cash, cash equivalents, and restricted cash	(3,893)	(1,658)
Cash, cash equivalents and restricted cash, beginning of year	7,979	12,427
Cash, cash equivalents and restricted cash, end of period	$4,086	$10,769

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$7	$—

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$7,502	$—
Addition of operating lease, right-of-use asset	$2,039	$—
Conversion of Series B Non-Voting Preferred Stock to common stock	$110	$—

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

Liquidity

Based primarily on the funds available on June 30, 2022, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the first quarter of 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts (e.g., the conflict between Russia and Ukraine).

The Company’s liquidity needs will be largely determined by the success of commercialization efforts. The Company also may consider other plans to fund operations including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spend on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). In the absence of the Company’s completion of one or more of such transactions or substantial revenue growth from its commercialization efforts, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these unaudited financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying unaudited financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates include contract liabilities related to product sales, useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies as of June 30, 2022.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.

The year-end condensed consolidated balance sheet date was derived from audited financial statement but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$3,931	$7,504
Restricted cash included in other assets	155	475
Total cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets	$4,086	$7,979

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

During the three and six months ended June 30, 2022 and 2021, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com, and Avenova.com. During the three and six months ended June 30, 2022, revenues also included sales of DERMAdoctor branded products.

During the three and six months ended June 30, 2022 and 2021, revenues from significant product categories were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Avenova	$1,626	$1,883	$3,052	$3,458
DERMAdoctor	592	—	1,483	—
NeutroPhase	509	175	657	175
Other products	316	68	474	294
Total product revenue, net	3,043	2,126	5,666	3,927
Other revenue, net	2	7	8	13
Total sales, net	$3,045	$2,133	$5,674	$3,940

During the three months ended June 30, 2022 and 2021, sales of Avenova Spray via Amazon comprised 62% and 52% of total Avenova Spray net revenue, respectively. During the six months ended June 30, 2022 and 2021, sales of Avenova Spray via Amazon comprised 69% and 58% of total Avenova Spray net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the three and six months ended June 30, 2022 or 2021.

As of June 30, 2022 and December 31, 2021, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	June 30,	December 31,
Major distribution partner	2022	2021
Avenova Spray Pharmacy Distributor A	38%	11%
Avenova Spray Pharmacy Distributor B	13%	13%
Amazon	12%	* %
Major U.S. Retailer A	10%	* %
Major U.S. Retailer B	* %	33%

* Less than 10%

The Company relies on seven contract manufacturers to produce its products. The Company does not own any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Contract manufacturers may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that we may suffer from unexpected delays in light of the global supply chain issues.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and believes are unlikely to be collected. Management recorded no reserve for accounts receivable at June 30, 2022 or December 31, 2021.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At both June 30, 2022 and December 31, 2021, management had recorded an allowance for excess and obsolete inventory at the lower of cost or estimated net realizable value adjustments of $522 thousand and $641 thousand, respectively.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The acquisition method requires that identifiable assets acquired and liabilities assumed are recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. There were no impairment charges as of June 30, 2022 and December 31, 2021.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, including the acquisition of DERMAdoctor, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our Statement of Operations and Comprehensive Loss until such time as the specified milestone achievement period is complete.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets, and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. There were no impairment charges as of June 30, 2022 and December 31, 2021.

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

Revenue is generated through the Company’s webstores, Avenova.com and DERMAdoctor.com, for Avenova and DERMAdoctor products. Such direct to consumer sales are recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier. Shipping and handling costs are expensed as incurred and included in cost of goods sold in the consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through third-party online retailers is recognized upon fulfillment, which generally occurs upon delivery of the products to a third-party carrier. We present revenue net of commissions and any related fulfillment and shipping fees charged by these partners. Fees paid to partners for promoting our products are expensed as incurred and are included in sales and marketing expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $0.4 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Advertising expenses were $1.0 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 15, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) do not become exercisable until the occurrence of the contingent event. Additionally, for common stock purchase warrants accounted for in accordance with ASC 718, Stock Compensation, the Company classifies as liabilities any contracts where it believes the warrants are deemed to be probable of issuance.

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

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2022	2021	2022	2021
Net loss	$(2,155)	$(1,859)	$(2,266)	$(3,377)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	52,735	42,561	51,419	42,174
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.08)

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2022	2021
Series B Preferred	29,050	—
Stock options	4,446	3,873
Stock warrants	44,582	7,082
	78,078	10,955

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

The Company funded the closing purchase price in part through the 2021 Private Placement (see Note 14, “Stockholders’ Equity”).

The DERMAdoctor Acquisition is accounted for as a business combination in accordance to ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Closing. Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination.

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

The Company recognized approximately $1.2 million of transaction costs in the year ended December 31, 2021. These costs are recorded as general and administrative expense in the consolidated statements of operations and comprehensive loss.

The Company’s management reviews financial results and manages the business on an aggregate basis in accordance with ASC 280, Segment Reporting. Therefore, financial results are reported in two operating segments: (1) Optical & Wound Care and (2) Skin Care (see Note 19, “Segment Reporting” below).

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

As of December 31, 2021, the November 2021 Warrants are classified within Level 3 of the fair value hierarchy as liabilities (see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity”).

The following table presents the Company's assets measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant Unobservable
	June 30,	for Identical	Observable	Inputs
	2022	Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Deposit held as a certificate of deposit	$152	$152	$—	$—
Total assets	$152	$152	$—	$—

Liabilities
Warrant liability	$—	$—	$—	$—
Contingent earnout liability	342	—	—	342
Total liabilities	$342	$—	$—	$342

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022 (in thousands):

Fair value of warrant liability at December 31, 2021	$9,558
Decrease in fair value of November 2021 Warrants	(2,056)
Reclassification of warrant liability to equity	(7,502)
Fair value of warrant liability at June 30, 2022	$—

Fair value of contingent liability at December 31, 2021	$561
Decrease in fair value of contingent liability	(219)
Fair value of contingent liability at June 30, 2022	$342

The following table presents the Company's assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$9,558	$—	$—	$9,558
Contingent earnout liability	561	—	—	561
Total liabilities	$10,119	$—	$—	$10,119

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021 (in thousands):

Fair value of warrant liability at December 31, 2020	$—
Fair value of November 2021 Warrants issued	14,172
Decrease in fair value of November 2021 Warrants	(4,614)
Fair value of warrant liability at December 31, 2021	$9,558

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid inventory	$218	$367
Prepaid insurance	142	138
Prepaid dues and subscriptions	70	18
Prepaid marketing costs	23	—
Prepaid patents	11	9
Prepaid consultants	8	68
Prepaid sales rebates	6	19
Prepaid rent	—	14
Other	151	145
Total prepaid expenses and other current assets	$629	$778

NOTE 6. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials and supplies	$1,339	$1,179
Finished goods	2,984	2,682
Less: Reserve for excess and obsolete inventory	(522)	(641)
Total inventory, net	$3,801	$3,220

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	472	464
Production equipment	138	114
Leasehold improvements	79	79
Total property and equipment, at cost	866	834
Less: accumulated depreciation and amortization	(700)	(641)
Total property and equipment, net	$166	$193

Depreciation and amortization expense was $29 thousand and $11 thousand for the three months ended June 30, 2022 and 2021, respectively, and $59 thousand and $20 thousand for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8. GOODWILL

Goodwill is accounted for in accordance to ASC 350, Intangibles-Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were no indications of impairment during the three and six months ended June 30, 2022. For the DERMAdoctor Acquisition, there were no material measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the period.  No goodwill impairment was recognized as of June 30, 2022. Goodwill was $4.5 million as of both June 30, 2022 and December 31, 2021.

NOTE 9. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Balance at June 30, 2022
		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(28)	$262
Trade secrets / product formulations	2,890	(214)	2,676

Total other intangible assets	$5,260	$(242)	$5,018

	Balance at December 31, 2021
		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(7)	$283
Trade secrets / product formulations	2,890	(53)	2,837

Total other intangible assets	$5,260	$(60)	$5,200

Amortization expense was $91 thousand for the three months ended June 30, 2022 and $182 thousand for the six months ended June 30, 2022. There was no comparable amortization expense for the three or six months ended June 30, 2021. Based on the amortizable intangible assets as of June 30, 2022, future amortization expenses were as follows (in thousands):

2022	$181
2023	363
2024	363
2025	363
2026	363
Thereafter	1,305
Total	$2,938

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Contract liabilities (see Note 16, “License, Collaboration and Distribution Agreements”)	$1,466	$1,289
Employee payroll and benefits	546	443
Inventory purchases	10	—
Other	235	360
Total accrued liabilities	$2,257	$2,092

NOTE 11. LINE OF CREDIT

At the time of the DERMAdoctor Acquisition, DERMAdoctor had a line of credit agreement with Bank Midwest for $500 thousand. The line of credit was terminated and repaid in full on January 6, 2022. The line of credit had an interest rate equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.00%. All borrowings were collateralized by substantially all assets of DERMAdoctor. As of June 30, 2022, there was no outstanding balance on the line of credit as such line of credit was terminated in the first quarter of 2022.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2022.

Legal Matters

As of June 30, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term was scheduled to expire on February 28, 2022, but on January 19, 2022, the Company exercised its option to extend the term and amended the lease to extend the term through July 31, 2027.

The Company also leases two copiers for its corporate headquarters located in Emeryville, California. The initial lease term is through October 31, 2022.

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

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2022	2021	2022	2021
Operating lease cost	$141	$99	$275	$199

Other information
Operational cash flow used for operating leases	$144	$113	$255	$226

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (in years)	5.0	0.7
Weighted-average discount rate	5%	12%

Future lease payments under non-cancelable leases as of June 30, 2022 were as follows (in thousands):

2022	$286
2023	535
2024	549
Thereafter	1,166
Total future minimum lease payments	2,536
Less imputed interest	(266)
Total	$2,270

Reported as:
Operating lease liability	$470
Operating lease liability- non-current	1,800
Total	$2,270

NOTE 13. WARRANT LIABILITY

2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants in the third quarter of 2019. The terms of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants all required potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to cash-settle the warrants was deemed to be beyond the Company’s control. The fair value of outstanding warrants was determined at each reporting date using a Black-Scholes option pricing model with the changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

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

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of June 30, 2022.

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

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of June 30, 2022.

November 2021 Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the November 2021 Warrants in the fourth quarter of 2021. The terms of the November 2021 Warrants required that the Company obtain stockholder approval for an increase in authorized shares before they became exercisable. Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants were classified as liabilities as of December 31, 2021 and until the November 2021 Warrants became exercisable. The November 2021 Warrants became exercisable subsequent to December 31, 2021, on January 31, 2022. On January 31, 2022, our stockholders met and approved the necessary increase in authorized share capital available to meet the assumed exercise or conversion of the November 2021 Warrants and Preferred Stock.  On January 31, 2022, as a result of the stockholder approval of the increase in authorized share capital, the warrants issued in November 2021 became exercisable and were reclassified from a liability to equity because the warrants require physical settlement or net share settlement. Accordingly, there is no fair value of warrant liabilities recorded in the Company’s condensed consolidated balance sheet as of June 30, 2022.

Upon issuance, the fair value of the November 2021 Warrants was determined to be $14.2 million in accordance with the following key assumptions as of November 2, 2021:

Expected price volatility	84.9%
Expected term (in years)	6.2
Risk-free interest rate	1.29%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.38

As of December 31, 2021, the fair value of the November 2021 Warrants was determined to be $9.6 million in accordance with the following key assumptions:

Expected price volatility	87%
Expected term (in years)	6.0
Risk-free interest rate	1.31%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.25

NOTE 14. STOCKHOLDERS' EQUITY

Common Stock and the May 2021 At the Market Offering

The Company is authorized to issue up to 150,000,000 shares of common stock under its Amended and Restated Certificate of Incorporation.

In the second quarter of 2021, the Company established the 2021 ATM Program with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). For additional information regarding the offering and equity program, see the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021. During the second quarter of 2021, 2,672,000 shares of common stock were issued under the 2021 ATM Program for total net proceeds of $1.8 million, net of offering costs of $0.1 million.

Preferred Stock and November 2021 Warrants

The Company is authorized to issue up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by its Board of Directors under its Amended and Restated Certificate of Incorporation.

On October 29, 2021, the Company entered into a securities purchase agreement with various institutional investors to sell in a private placement offering (the “2021 Private Placement”) (i) an aggregate of 15,000 shares of our newly-created Series B Non-Voting Preferred Stock (the “Preferred Stock”) convertible into an aggregate of 37,500,000 shares of common stock, and (ii) warrants (the “November 2021 Warrants”) exercisable for 37,500,000 shares of common stock for net proceeds of $14.9 million. The 2021 Private Placement closed on November 2, 2021.

The November 2021 Warrants are exercisable at an exercise price of $0.53 per share, subject to adjustment. The November 2021 Warrants became exercisable on January 31, 2022, when the Company obtained stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares (the “Authorized Share Increase Proposal”). The warrants have an expiration date of January 31, 2028.

Each share of the Preferred Stock that we issued in the Private Placement had a purchase price of $1,000 per share and is initially convertible at a conversion price of $0.40 into 2,500 shares of common stock, or an aggregate of 37,500,000 shares of common stock. The conversion by the holders of the Preferred Stock was initially subject to approval of the Company’s stockholders (the “Share Issuance Proposal”). Until the Share Issuance Proposal was approved by stockholders at the Special Meeting, the holders of the Preferred Stock were limited in converting their shares to an aggregate of 19.99% of the outstanding shares of common stock immediately prior to the closing of the 2021 Private Placement, or 8,984,178 shares of common stock. As a result of the Company’s stockholders approving the Share Issuance Proposal at the Special Meeting, this limitation upon conversion of Preferred Stock was no longer applicable to the holders as of December 31, 2021. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of NovaBay. The Preferred Stock does, however, have anti-dilution protection in the event that we sell or grant any common stock or any other securities of our Company, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

The Company allocated the net proceeds between the Preferred Stock and the November 2021 Warrants by applying the residual fair value methodology. The Company first allocated $14.2 million to the November 2021 Warrants, with the residual amount allocated to the Preferred Stock. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the November 2021 Warrants.

In connection with the issuance of the Preferred Stock, the Company recorded a beneficial conversion feature of $0.7 million as a discount to the Preferred Stock and an increase to additional paid in capital. The Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statements of operations and comprehensive loss upon approval of the Share Issuance Proposal in the fourth quarter of 2021.

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

As of June 30, 2022, 3,380 shares of the Preferred Stock had been converted into 8,450,000 shares of common stock. Each share of the Preferred Stock is currently convertible into 2,500 shares of common stock. There were 12 thousand shares of the Preferred Stock outstanding as of June 30, 2022.

Common Stock Warrants

2019 Domestic Warrants, 2019 Foreign Warrants, 2019 Ladenburg Warrants and July 2020 Warrants

In the third quarter of 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) for the sale of (i) 4,198,566 shares of common stock and (ii) 4,198,566 common stock purchase warrants exercisable for 4,198,566 shares of common stock (the “2019 Domestic Warrants”) for gross proceeds of $4.2 million. The Company simultaneously entered into a purchase agreement for the sale of (i) 2,700,000 shares of Series A Non-Voting Convertible Preferred Stock and (ii) 2,700,000 common stock purchase warrants exercisable for 2,700,000 shares of common stock (the “2019 Foreign Warrants”) for gross proceeds of $2.7 million. The 2019 Domestic Warrants were issued with an exercise price of $1.15 per share and an expiration date of February 13, 2025.

The Company allocated the proceeds between the common stock and 2019 Domestic Warrants by applying the relative fair value allocation methodology. The Company first allocated $3.1 million to the 2019 Domestic Warrants, with the residual amount allocated to the common stock. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the 2019 Domestic Warrants.

Ladenburg served as the placement agent for the transaction in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $0.3 million, and 167,942 common stock purchase warrants exercisable for 167,942 shares of common stock with an exercise price of $1.25 per share and an expiration date of August 8, 2024 (the “2019 Ladenburg Warrants”). In addition, the Company reimbursed Ladenburg $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $0.3 million.

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

The July 2020 Warrants became exercisable nine months after their issuance, for an aggregate of 6,898,566 shares of common stock. The July 2020 Warrants have an exercise price of $1.65 per share and will expire five and a half years after their issuance. The Company determined that the common stock issued from the exercise of the 2019 Domestic and 2019 Foreign Warrants, and the July 2020 Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the July 2020 Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital. All July 2020 Warrants remained outstanding as of June 30, 2022.

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

TLF Bio Innovation Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 per share (the “TLF Warrants”). The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity. All TLF Warrants remained outstanding as of June 30, 2022.

The details of all outstanding warrants as of June 30, 2022 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2021	7,082	$1.63
Warrants granted	37,500	$0.53
Outstanding at June 30, 2022	44,582	$0.71

NOTE 15. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board.  The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of June 30, 2022.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On March 6, 2022, the number of shares available for future awards under the 2017 Plan was increased by 1,910,634 shares. As of  June 30, 2022, there were 3,295,752 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at June 30, 2022 and activity during the period ended June 30, 2022:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,449	$1.39	7.6	$460
Options granted	336	$0.30
Restricted stock units granted	180	$—
Restricted stock units vested	(120)	$—
Options forfeited/cancelled	(37)	$8.05
Restricted stock units cancelled	(30)	$—
Outstanding at June 30, 2022	4,778	$1.25	7.4	$308

Vested and expected to vest at June 30, 2022	4,446	$1.31	7.3	$272

Vested at June 30, 2022	2,280	$2.24	5.6	$—

Exercisable at June 30, 2022	2,280	$2.24	5.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of June 30, 2022 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and six months ended June 30, 2022. The Company received no cash payments for the exercise of stock options during the three and six months ended June 30, 2022.

As of June 30, 2022, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $1.0 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.05 years.

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

During the six months ended June 30, 2022 and 2021, the Company granted options to employees and directors to purchase an aggregate of 336,000 and 92,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2022	2021
Expected price volatility	160.41%	164.31%
Expected term (in years)	6.45	6.19
Risk-free interest rate	1.65%	1.09%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.29	$0.90

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

During the six months ended June 30, 2022, the Company granted 180,000 shares of restricted stock to employees and directors. During the six months ended June 30, 2021, the Company granted 900,000 shares of restricted stock to employees and directors.

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $154 thousand and $242 thousand, respectively, for stock-based awards to employees and directors. For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $338 thousand and $372 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the six months ended June 30, 2022 and 2021, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes-Merton option pricing model.

In addition, during the six months ended June 30, 2022 and 2021, the Company did not grant restricted stock to non-employees.

For the three months ended June 30, 2022, the Company recognized a nominal stock-based compensation expense as compared to stock-based compensation expense of $54 thousand for the three months ended June 30, 2021, related to non-employee stock option grants. For the six months ended June 30, 2022, the Company recognized a nominal stock-based compensation expense as compared to stock-based compensation expense of $107 thousand for the six months ended June 30, 2021, related to non-employee stock option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$5	$3	$9	$7
Sales and marketing	13	34	25	65
General and administrative	136	259	304	407
Total stock-based compensation expense	$154	$296	$338	$479

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

The following table presents changes in the Company's contract assets and liabilities for the six months ended June 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at the end of the Period
Contract liabilities: deferred revenue	$2	$69	$(2)	$69
Contract liabilities: accrued liabilities (includes contract assets)	1,270	1,357	(1,167)	1,460
Total	$1,272	$1,426	$(1,169)	$1,529

For the six months ended June 30, 2022 and 2021, the Company recognized the following revenue (in thousands):

	Six Months Ended June 30,
	2022	2021
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,270	$573
New activities in the period:
Performance obligations satisfied	4,404	3,367

	$5,674	$3,940

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended June 30, 2022 and 2021, the Company earned $0.1 million and $0.3 million, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. The Company incurred net sales loss of $57 thousand during the six months ended June 30, 2022, and net sales revenue of $385 thousand during the six months ended June 30, 2021 for its Avenova Spray product from these distribution and partner pharmacy agreements. The net loss during the six months ended June 30, 2022, was the result of an increase in returns for expired product from a major pharmacy retail chain.

Under the prescription Avenova Spray product distribution arrangements, the Company had a contract liability balance of $1.4 million and $0.9 million at  June 30, 2022 and December 31, 2021, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $6 thousand and $19 thousand for rebates related to these distribution agreements as of June 30, 2022 and December 31, 2021, respectively, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets. See Note 5, “Prepaid Expenses and Other Current Assets”.

Over-the-Counter Sales of Avenova Spray

Avenova Spray was launched online on June 1, 2019 direct to U.S. customers. Avenova Spray is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. Avenova Spray was launched at select CVS stores and online on CVS.com in February 2021. These channels provide the Company with more stable pricing and provide customers with easy access to our product. During the three and six months ended June 30, 2022, the revenue generated from over-the-counter Avenova Spray was $1.3 million and $2.7 million, respectively. During the three and six months ended June 30, 2021, the revenue generated from over-the-counter Avenova Spray was $1.3 million and $2.6 million, respectively.

DERMAdoctor

DERMAdoctor products are available through wholesale distribution relationships with third parties such as Costco, Amazon and others. The Company had a contract liability balance of $0.1 million and $0.4 million as of  June 30, 2022, and December 31, 2021, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

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

NOTE 18. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party revenue:
NeutroPhase	$509	$175	$657	$175
Total related party revenue	$509	$175	$657	$175

Cost of goods sold:
NeutroPhase	$514	$131	$648	$131
Total related party expenses	$514	$131	$648	$131

There was no related party accounts receivable as of June 30, 2022 compared to $0.1 million as of December 31, 2021.

NOTE 19. SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

Prior to the DERMAdoctor Acquisition in November 2021 (see Note 3, “Business Combination”), the Company was managed as a single segment primarily focused on commercializing Avenova in the United States. After the DERMAdoctor Acquisition, the Company began managing and aggregating its operational and financial information in accordance with two reportable segments: (1) Optical &Wound Care and (2) Skin Care. The Optical & Wound Care segment consists of products historically sold by NovaBay prior to the DERMAdoctor Acquisition. The Skin Care segment consists of products acquired in the DERMAdoctor Acquisition and skincare products subsequently sold under the DERMAdoctor brand.

Select financial information for each segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Optical & Wound Care	$2,453	$2,133	$4,191	$3,940
Skin Care	592	—	1,483	—
Consolidated	$3,045	$2,133	$5,674	$3,940
Operating loss
Optical & Wound Care	$(1,308)	$(1,859)	$(3,347)	$(3,379)
Skin Care	(844)	—	(1,187)	—
Consolidated	$(2,152)	$(1,859)	$(4,534)	$(3,379)

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

Overview

We create science-based, problem-solving, accessible solutions for improved well-being through our two brands, Avenova and DERMAdoctor. Avenova products are scientifically created and clinically proven to help consumers with common eye irritations. DERMAdoctor products are premium dermatologist-developed skincare solutions sold through traditional domestic retailers, digital beauty channels and international distributors. The acquisition of DERMAdoctor, LLC (“DERMAdoctor”) occurred on November 5, 2021, and it now operates as our wholly-owned subsidiary. For additional information regarding the DERMAdoctor Acquisition, see Note 3 “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

The DERMAdoctor Acquisition was funded, in part, through the sale of an aggregate of 15,000 shares of Preferred Stock (convertible into an aggregate of 37,500,000 shares of common stock) and the November 2021 Warrants (exercisable for 37,500,000 shares of common stock) for an aggregate purchase price of $15.0 million. For additional information regarding the Preferred Stock and the November 2021 Warrants, see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

We expect to grow commercial sales of both Avenova and DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings under both brand names.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market. Consisting of higher concentrations of hypochlorous acid, NeutroPhase and PhaseOne are used for the cleansing and irrigation of intraoperative pocket lavage, before subcutaneous closure, stage I to IV pressure injuries, stasis ulcers, leg ulcers, diabetic foot ulcers, first-degree and second-degree burns, post-surgical wounds, grafted and donor sites, minor burns, superficial abrasions, wounds, and moistening absorbent wound dressings.

Although NeutroPhase and PhaseOne compete in a crowded wound cleanser market, we believe our NeutroPhase and PhaseOne solutions have distinct competitive advantages because they are made without the toxic chemicals found in other products. NeutroPhase and PhaseOne are gentle, non-irritating, and non-sensitizing to skin and new tissue. PhaseOne is distributed through commercial partners in the United States, and NeutroPhase is distributed in China by Pioneer Pharma (Hong Kong) Company Ltd.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products and integrate the DERMAdoctor business. Our net loss was $2.2 million for the three months ended June 30, 2022 as compared to a net loss of $1.9 million for the three months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $144 million and current assets totaling $9.5 million.

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

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference. For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Dollar	Percent
(in thousands)	2022	2021	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,043	$2,126	$917	43%
Other revenue, net	2	7	(5)	(71%)
Total sales, net	3,045	2,133	912	43%

Product cost of goods sold	1,495	614	881	143%
Gross profit	1,550	1,519	31	2%

Research and development	40	21	19	90%
Sales and marketing	1,752	1,788	(36)	(2%)
General and administrative	1,910	1,569	341	22%
Total operating expenses	3,702	3,378	324	10%
Operating loss	(2,152)	(1,859)	(293)	16%

Other (expense) income, net	(3)	—	(3)	(100%)

Loss before provision for income taxes	(2,155)	(1,859)	(296)	16%
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(2,155)	$(1,859)	$(296)	16%

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $0.9 million, or 43%, to $3.0 million for the three months ended June 30, 2022, from $2.1 million for the three months ended June 30, 2021.

The increase in product revenue, net, was primarily the result of $0.6 million from the sale of DERMAdoctor products during the three months ended June 30, 2022 with no comparable revenue during the three months ended June 30, 2021.

Revenue from Avenova Spray decreased by $0.3 million for the three months ended June 30, 2022 from $1.9 million for the three months ended June 30, 2021 to $1.6 million for the three months ended June 30, 2022. The decrease was due to a decrease in physician dispensed Avenova Spray units sold and a decrease in Avenova Spray units sold through the pharmacy channels. This decrease in prescription Avenova Spray units was partially offset by a continued increase in the number of over-the-counter Avenova Spray units sold through online channels.

Additionally, product revenue, net, from the Company’s NeutroPhase and PhaseOne branded wound care products was $0.5 million higher during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Cost of goods sold increased by 143%, to $1.5 million for the three months ended June 30, 2022, from $0.6 million for the three months ended June 30, 2021. This increase was primarily due to $0.5 million in cost of goods sold recognized from the sales of DERMAdoctor products for the three months ended June 30, 2022 with no comparable cost of goods sold for the three months ended June 30, 2021 and cost of goods sold associated with the increase in wound care products sold during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Gross profit increased by 2%, to $1.6 million for the three months ended June 30, 2022, from $1.5 million for the three months ended June 30, 2021.

Research and Development

Research and development expenses increased by $19 thousand to $40 thousand for the three months ended June 30, 2022, from $21 thousand for the six months ended June 30, 2021.

Sales and marketing

Sales and marketing expenses decreased by $36 thousand, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was primarily due to lower digital advertising and related consulting costs incurred in the 2022 period. Additionally, results for the 2021 period include marketing costs incurred in conjunction with the Company’s CelleRx Clinical Reset product with no comparable expenditures during the three months ended June 30, 2022. Going forward, the Company anticipates focusing sales and marketing resources on the DERMAdoctor brand instead of driving growth of CelleRx Clinical Reset. The decreases in digital marketing and CelleRx costs were offset by $0.7 million in sales and marketing costs incurred for DERMAdoctor products during the three months ended June 30, 2022, with no comparable expenditures in the 2021 period.

General and administrative

General and administrative expenses increased by $0.3 million, or 22%, to $1.9 million for the three months ended June 30, 2022, from $1.6 million for the three months ended June 30, 2021.

Results for the three months ended June 30, 2022 include $0.5 million in DERMAdoctor general and administrative costs and $0.1 million from the amortization of intangibles related to the DERMAdoctor Acquisition with no comparable expenses in the 2021 period. These increases were partially offset by a decrease in professional services, consultants and employee costs incurred by the Company during the three months ended June 30, 2022 as compared to June 30, 2021.

Other (expense) income, net

Other expense, net, was $3 thousand for the three months ended June 30, 2022, with no comparable expense in the 2021 period.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Dollar	Percent
(in thousands)	2022	2021	Change	Change
Statement of Operations
Sales:
Product revenue, net	$5,666	$3927	$1,739	44%
Other revenue, net	8	13	(5)	(38%)
Total sales, net	5,674	3,940	1,734	44%

Product cost of goods sold	2,608	1,069	1,539	144%
Gross profit	3,066	2,871	195	7%

Research and development	68	26	42	162%
Sales and marketing	3,439	3,468	(29)	(1%)
General and administrative	4,093	2,756	1,337	49%
Total operating expenses	7,600	6,250	1,350	22%
Operating loss	(4,534)	(3,379)	(1,155)	34%

Non-cash gain on changes in fair value of warrant liability	2,056	—	2,056	100%
Non-cash gain on changes in fair value of contingent liability	219	—	219	100%
Other (expense) income, net	(7)	2	(9)	(450%)

Loss before provision for income taxes	(2,266)	(3,377)	1,111	(33%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(2,266)	$(3,377)	$1,111	(33%)

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $1.7 million, or 44%, to $5.7 million for the six months ended June 30, 2022, from $3.9 million for the six months ended June 30, 2021.

The increase in product revenue, net, was primarily the result of $1.5 million from the sale of DERMAdoctor products during the six months ended June 30, 2022 with no comparable revenue during the six months ended June 30, 2021.

Revenue from Avenova Spray decreased by $0.4 million for the six months ended June 30, 2022, from $3.5 million for the six months ended June 30, 2021 to $3.1 million for the six months ended June 30, 2022. The decrease reflects an unanticipated increase in expired Avenova Spray units returned from retail pharmacies for product purchased prior to the launch of our over-the-counter Avenova Spray product in 2019 and the beginning of the COVID-19 pandemic in 2020. The decrease was also due to an overall decrease in physician dispensed units sold and units sold through the pharmacy channels. This decrease was partially offset by a continued increase in the number of over-the-counter Avenova Spray units sold through online channels. Additionally, product revenue, net, from the Company’s NeutroPhase and PhaseOne branded wound care products was $0.5 million higher during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cost of goods sold increased by $1.5 million, or 144%, to $2.6 million for the six months ended June 30, 2022, from $1.1 million for the six months ended June 30, 2021. This increase was primarily due to $1.0 million in cost of goods sold recognized from the sales of DERMAdoctor products for the six months ended June 30, 2022, with no comparable cost of goods sold for the six months ended June 30, 2021 and cost of goods sold associated with the increase in wound care products sold during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Gross profit increased by $0.2 million, to $3.1 million for the six months ended June 30, 2022, from $2.9 million for the six months ended June 30, 2021, which is a result of the increase in total sales, net, largely offset by the increase in the cost of goods sold.

Research and Development

Research and development expenses increased by $42 thousand to $68 thousand for the six months ended June 30, 2022, from $26 thousand for the six months ended June 30, 2021.

Sales and Marketing

Sales and marketing expenses decreased by $29 thousand, or 1%, to $3.4 million for the six months ended June 30, 2022, from $3.5 million for the six months ended June 30, 2021. The decrease was due to lower digital advertising and related consulting costs incurred in the 2022 period. Additionally, results for the 2021 period include marketing costs incurred in conjunction with the Company’s CelleRx Clinical Reset product with no comparable expenditures during the three months ended June 30, 2022. Going forward, the Company anticipates focusing sales and marketing resources on the DERMAdoctor brand instead of driving growth of CelleRx Clinical Reset. The decrease also reflects fewer sales representative headcount employed during the six months ended June 30, 2022 as compared to the 2021 period. These decreases were offset by $1.1 million in sales and marketing costs incurred for DERMAdoctor products during the six months ended June 30, 2022, with no comparable expenditures in the 2021 period.

General and Administrative

General and administrative expenses increased by $1.3 million, or 49%, to $4.1 million for the six months ended June 30, 2022, from $2.8 million for the six months ended June 30, 2021.

Results for the six months ended June 30, 2022 include $0.7 million in DERMAdoctor general and administrative costs and $0.2 million from the amortization of intangibles related to the DERMAdoctor Acquisition with no comparable expenses in the 2021 period.

Additionally, during the six months ended June 30, 2021, the Company received an insurance reimbursement for costs incurred in conjunction with a dispute with the Company’s former Interim President and Chief Executive Officer and Chief Financial Officer which reduced general and administrative costs in the 2021 period.

The Company also incurred one-time costs related to a special meeting of stockholders held in January 2022 with no comparable expenditures in the 2021 period.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $2.1 million for the six months ended June 30, 2022. The warrant liability was reclassified to equity during the six months ended June 30, 2022 and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding the warrant liability and their valuation, please see Note 13, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.2 million for the six months ended June 30, 2022 with no comparable adjustment for the six months ended June 30, 2021.

Other (expense) income, net

The other expense, net, was $7 thousand for the six months ended June 20, 2022 and other income, net, of $2 thousand for the six months ended June 30, 2021, respectively.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2022, our cash and cash equivalents were $3.9 million, compared to $7.5 million as of December 31, 2021. Based primarily on the funds available on June 30, 2022, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the first quarter of 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. The Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company’s planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic international conflicts (e.g., the conflict between Russia and Ukraine).

The Company’s liquidity needs will be largely determined by the success of commercialization efforts. The Company also may consider other plans to fund operations including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spend on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock and warrants through private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. In the absence of the Company’s completion of one or more of such transactions or substantial revenue growth from its commercialization efforts, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these unaudited financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying unaudited financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2022, which consisted primarily of a net loss of $2.3 million, non-cash gain of $2.1 million on the change in fair value of warrant liability, non-cash gain of $219 thousand on the change in fair value of contingent liability, stock-based compensation expenses of $338 thousand, and a net increase of $156 thousand in our net operating assets and liabilities.

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2021, which consisted primarily of a net loss of $3.4 million, stock-based compensation expenses of $479 thousand, and a net change of $539 thousand in our net operating assets and liabilities.

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $32 thousand and $27 thousand, for the six months ended June 30, 2022 and 2021, respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 of $0.1 million was for the repayment of the DERMAdoctor line of credit, which was terminated in the first quarter of 2022.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2021. The Company received net proceeds of $1.8 million raised from the Company’s 2021 ATM program pursuant to an ATM Agreement, dated May 14, 2021, with Ladenburg.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Contractual Obligations

Our contractual cash commitments as of June 30, 2022 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$529	$1,468	$534	$—	$2,531
Equipment leases	5	—	—	—	5
Total	$534	$1,468	$534	$—	$2,536

Our commitments as of June 30, 2022 consisted primarily of facility operating leases and an operating lease for two copiers.

The total commitment for the facility leases as of June 30, 2022 was $2.5 million due over the leases’ terms, compared to $0.5 as of December 31, 2021.

We had an operating lease for two copiers as of June 30, 2022. The total commitment for the lease as of June 30, 2022 was $5 thousand due over the lease terms, compared to $13 thousand as of December 31, 2021.

See Note 12, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at June 30, 2022 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2022 and December 31, 2021, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The “Legal Matters” section of Note 12. “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

While, as a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide updated quarterly information under this Item, we are providing the below disclosure as a material risk we face:

There is uncertainty about our ability to continue as a going concern.

We have sustained operating losses for the majority of our corporate history and expect that our 2022 expenses will exceed our 2022 revenues, as we continue to invest in our Avenova and DERMAdoctor commercialization efforts. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Any additional financing that we are able to secure in the near-term may be limited and may only provide working capital sufficient into the first quarter of 2023. As such, additional funding or substantial revenue growth will be needed in both the short- and long-term in order to pursue our business plan. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

For additional information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022.

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

Date: August 11, 2022
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: August 11, 2022
	By:	/s/ Andrew Jones
Andrew Jones Chief Financial Officer (principal financial officer)