Form 10-Q
period 2022-09-30
NovaBay Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 64,988,364 shares of the registrant's common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,868	$7,504
Accounts receivable, net of allowance for doubtful accounts ($8 at September 30, 2022 and $0 at December 31, 2021)	2,133	1,668
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($455 and $641 at September 30, 2022 and December 31, 2021, respectively)	4,068	3,220
Prepaid expenses and other current assets	544	778
Total current assets	10,613	13,170
Operating lease right-of-use assets	1,937	411
Property and equipment, net	217	193
Goodwill	4,528	4,528
Other intangible assets, net	4,928	5,200
Other assets	153	476
TOTAL ASSETS	$22,376	$23,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,097	$1,045
Accrued liabilities	2,168	2,092
Line of credit	—	105
Operating lease liabilities	445	200
Total current liabilities	3,710	3,442
Operating lease liabilities non-current	1,713	246
Warrant liability	2,827	9,558
Contingent earnout liability	342	561
Total liabilities	8,592	13,807
Commitments & contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 12 and 14 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	570	680
Common stock, $0.01 par value; 150,000 and 100,000 shares authorized, 64,988 and 47,766 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	650	478
Additional paid-in capital	162,510	150,900
Accumulated deficit	(149,946)	(141,887)
Total stockholders' equity	13,784	10,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,376	$23,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales:
Product revenue, net	$3,816	$2,259	$10,743	$7,012
Other revenue, net	10	6	18	19
Total sales, net	3,826	2,265	10,761	7,031

Product cost of goods sold	1,451	712	4,735	2,194
Gross profit	2,375	1,553	6,026	4,837
Operating expenses:
Research and development	41	10	108	36
Sales and marketing	1,835	2,061	5,860	5,942
General and administrative	956	1,771	5,049	4,527
Total operating expenses	2,832	3,842	11,017	10,505
Operating loss	(457)	(2,289)	(4,991)	(5,668)
Non-cash loss on modification of common stock warrants	(1,922)	—	(1,922)	—
Non-cash gain on changes in fair value of warrant liabilities	2,414	—	4,470	—
Non-cash gain on changes in fair value of contingent liability	—	—	219	—
Other (expense) income, net	(171)	—	(178)	2

Loss before provision for income taxes	(136)	(2,289)	(2,402)	(5,666)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(136)	$(2,289)	$(2,402)	$(5,666)

Less: Increase to accumulated deficit due to adjustment to Series B Preferred Stock conversion price	5,657	—	5,657	—
Net loss attributable to common stockholders	$(5,793)	$(2,289)	$(8,059)	$(5,666)

Net loss per share (basic and diluted)	$(0.10)	$(0.05)	$(0.15)	$(0.13)
Weighted-average shares of common stock used in computing net loss per share (basic and diluted)	56,133	44,921	53,007	43,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14	$680	47,766	$478	$150,900	$(141,887)	$10,171
Net loss	-	-	-	-	-	(111)	(111)
Reclassification of Private Placement Warrants	-	-	-	-	7,502	-	7,502
Conversion of Series B Preferred Stock to common stock	(1)	(71)	3,653	36	35	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	184	-	184

Balance at March 31, 2022	13	$609	51,419	$514	$158,621	$(141,998)	$17,746
Net loss	-	-	-	-	-	(2,155)	(2,155)
Conversion of Series B Preferred Stock to common stock	(1)	(39)	1,974	20	19	-	-
Vesting of director restricted stock awards	-	-	120	1	(1)	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	154	-	154

Balance at June 30, 2022	12	$570	53,513	$535	$158,793	$(144,153)	$15,745
Net loss	-	-	-	-	-	(136)	(136)
Modification of common stock warrants	-	-	-	-	1,922	-	1,922
Exercise of warrants, net of offering costs	-	-	11,475	115	171	-	286
Reclassification of common stock warrants to liability	-	-	-	-	(3,825)	-	(3,825)
Adjustment of Series B Preferred Stock conversion price	-	-	-	-	5,657	(5,657)	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	(208)	-	(208)
Balance at September 30, 2022	12	$570	64,988	$650	$162,510	$(149,946)	$13,784

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	41,782	$418	$147,963	$(136,063)	$12,318
Net loss	-	-	-	-	-	(1,518)	(1,518)
Stock-based compensation expense related to employee and director stock options	-	-	-	-	130	-	130
Stock-based compensation expense related to non-employee stock options	-	-	-	-	53	-	53
Balance at March 31, 2021	-	$-	41,782	$418	$148,146	$(137,581)	$10,983
Net loss	-	-	-	-	-	(1,859)	(1,859)
Issuance of warrants	-	-	-	-	13	-	13
Issuance of common stock, net of offering costs	-	-	2,673	27	1,749	-	1,776
Vesting of employee restricted stock awards	-	-	160	2	(2)	-	-
Stock-based compensation expense related to employee and director stock options	-	-	-	-	242	-	242
Stock-based compensation expense related to non-employee stock options	-	-	-	-	54	-	54
Balance at June 30, 2021	-	$-	44,615	$447	$150,202	$(139,440)	$11,209
Net loss	-	-	-	-	-	(2,289)	(2,289)
Vesting of employee restricted stock awards	-	-	328	3	217	-	220
Stock-based compensation expense related to employee and director stock options	-	-	-	-	151	-	151
Stock-based compensation expense related to non-employee stock options	-	-	-	-	73	-	73
Balance at September 30, 2021	-	$-	44,943	$450	$150,643	$(141,729)	$9,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021

Operating activities:
Net loss	$(2,402)	$(5,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	32
Amortization of intangible assets	272	—
Stock-based compensation expense for options and stock issued to employees and directors	130	523
Stock-based compensation expense for options and stock issued to non-employees	—	180
Vesting of employee restricted stock awards	—	2
Issuance of warrants to non-employees for services	—	13
Non-cash loss on modifications of common stock warrants	1,922	—
Unrealized gain on changes in fair value of warrant liabilities	(4,470)	—
Unrealized gain on changes in fair value of contingent liability	(219)	—
Changes in operating assets and liabilities:
Accounts receivable	(465)	263
Inventory	(848)	(361)
Prepaid expenses and other current assets	234	(81)
Operating lease right-of-use assets	(1,526)	266
Other asset	(1)	—
Accounts payable and accrued liabilities	128	262
Operating lease liabilities	1,712	(307)
Net cash used in operating activities	(5,445)	(4,874)

Investing activities:
Purchases of property and equipment	(112)	(44)
Net cash used in investing activities	(112)	(44)

Financing activities:
Proceeds from exercise of warrants	1,703	—
Proceeds from common stock issuances, net	—	1,994
Payment on the line of credit	(105)	—
Net cash provided by financing activities	1,598	1,994
Net decrease in cash, cash equivalents, and restricted cash	(3,959)	(2,924)
Cash, cash equivalents and restricted cash, beginning of year	7,979	12,427
Cash, cash equivalents and restricted cash, end of period	$4,020	$9,503

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$12	$—

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$7,502	$—
Adjustment of Series B Preferred Stock conversion price	$5,657	$—
Equity transferred to warrant liabilities	$3,825	$—
Addition of operating lease, right-of-use asset	$2,039	$—
Reassessment of operating lease, right-of-use asset	$164	$—
Conversion of Series B Preferred Stock to common stock	$110	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. develops and sells scientifically-created and clinically-proven eyecare and skincare products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution (“Avenova Spray”), is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States. Avenova Spray is available direct to consumers through online distribution channels and is also often prescribed and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek eyelid and eyelash mirror.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market. NeutroPhase and PhaseOne are used for the cleansing and irrigation of post-surgical wounds, minor burns, and superficial abrasions. NeutroPhase and PhaseOne are gentle, non-irritating, and non-sensitizing to skin and new tissue. PhaseOne is distributed through commercial partners in the United States for professional use only, and NeutroPhase is distributed in China by Pioneer Pharma (Hong Kong) Company Ltd.

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

Liquidity

Based primarily on the funds available on September 30, 2022, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the second quarter of 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts (e.g., the conflict between Russia and Ukraine).

The Company’s long-term liquidity needs will be largely determined by the success of commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates include contract liabilities related to product sales, useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies as of September 30, 2022.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only recurring adjustments, necessary for a fair presentation.

The year-end condensed consolidated balance sheet date was derived from audited consolidated financial statement but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

The financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022.

Change in Accounting and Revision of Prior Period Financial Statements

During the three months ended September 30, 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. The Company began expensing these fees as incurred as product cost of goods sold in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company previously recorded revenue net of these fees. The Company believes that making this change is appropriate and preferable as it is more consistent with the practices of comparable companies as we increasingly focus on commercial growth in our direct to consumer on-line channels. Changes to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The changes had no impact on operating loss, net loss and comprehensive loss or net loss per share in the Company’s condensed consolidated statements of operations and comprehensive loss in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements.

While reviewing its accounting policy for fulfillment fees, the Company identified an error in its previously issued financial statements whereby the Company has been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. For the three months ended September 30, 2022, the Company concluded that these commissions relate to a sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s condensed consolidated statements of operations and comprehensive loss. The identified error impacted the Company’s previously issued 2022, 2021 and 2020 quarterly and annual financial statements. Management believes that the impact of this these adjustments error is immaterial to the previously issued condensed consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The revisions had no impact on operating loss, net loss and comprehensive loss or net loss per share in the Company’s condensed consolidated statements of operations and comprehensive loss in the periods presented in this report or in previously issued annual and quarterly Company's condensed financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in a highly-rated, major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$3,868	$7,504
Restricted cash included in other assets	152	475
Total cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets	$4,020	$7,979

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

During the three and nine months ended September 30, 2022 and 2021, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com, and Avenova.com. During the three and nine months ended September 30, 2022, revenues also included sales of DERMAdoctor branded products.

During the three and nine months ended September 30, 2022 and 2021, revenues from significant product categories were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Avenova Spray	$1,939	$2,145	$5,778	$6,358
DERMAdoctor	1,319	—	3,115	—
NeutroPhase	—	—	657	175
Other products	558	114	1,193	479
Total product revenue, net	3,816	2,259	10,743	7,012
Other revenue, net	10	6	18	19
Total sales, net	$3,826	$2,265	$10,761	$7,031

During the three months ended September 30, 2022 and 2021, sales of Avenova Spray via Amazon comprised 70% and 63%, respectively, of total Avenova Spray net revenue. During the nine months ended September 30, 2022 and 2021, sales of Avenova Spray via Amazon comprised 73% and 65%, respectively, of total Avenova Spray net revenue. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the three and nine months ended September 30, 2022 or 2021.

As of September 30, 2022 and December 31, 2021, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	September 30,	December 31,
Major distribution partner	2022	2021
Avenova Spray Pharmacy Distributor A	24%	11%
Avenova Spray Pharmacy Distributor B	* %	13%
Major U.S. Retailer A	20%	33%

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, and contingent consideration. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and believes are unlikely to be collected. At September 30, 2022, management reserved $8 thousand for accounts receivable. There was no reserve for accounts receivable at December 31, 2021.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. We utilize contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At September 30, 2022 and December 31, 2021, management had recorded an allowance for excess and obsolete inventory at the lower of cost or estimated net realizable value adjustments of $455 thousand and $641 thousand, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. There were no impairment charges as of September 30, 2022 and December 31, 2021.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, including the acquisition of DERMAdoctor, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our condensed consolidated statement of operations and comprehensive loss until such time as the specified milestone achievement period is complete.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets, and operating lease right-of-use assets in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. There were no impairment charges as of September 30, 2022 and December 31, 2021.

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

Revenue is generated through the Company’s webstores, Avenova.com and DERMAdoctor.com, for Avenova and DERMAdoctor products. Such direct to consumer sales are recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier. Shipping and handling costs are expensed as incurred and included in product cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. We present revenue net of sales taxes and refunds.

Revenue generated through third-party online retailers, including Amazon, is recognized when control of the goods is transferred to the customer, which generally occurs upon delivery of the products to a third-party carrier.

The Company pays third-party online retailers advertising & promotion fees, selling commissions and fulfillment fees. Advertising & promotion fees are expensed as incurred as sales and marketing expenses within operating expenses in the condensed consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2022, the Company recorded revenue net of selling commissions and fulfillment fees.  Beginning in the third quarter of 2022, as further described below, the Company began expensing selling commissions as sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss and fulfillment fees as product cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.

Prior to the third quarter of 2022, to determine its accounting for fulfillment fees, the Company evaluated principal versus agent considerations with respect to the obligation to ship its product to the customer. The Company assessed whether the nature of the Company’s obligation is as a principal in providing the fulfillment service or as an agent in promising to arrange for a third party to provide the fulfillment service. The Company concluded that it is an agent with respect to the shipping service as the Company does not control the service itself and, therefore, its obligation is that of a promise to arrange for the service. This determination involved significant judgement. In accordance with this conclusion, prior to the third quarter of 2022, the Company recorded revenue net of fulfillment fees. Beginning in the third quarter of 2022, the Company made an accounting policy change election, as a practical expedient, to account for the shipping fees as a fulfillment activity and began expensing them as incurred within product cost of goods sold in the Company’s condensed consolidated statements of operations and comprehensive loss. We believe the resulting accounting changes are preferable as they conform our practice to a majority of comparable filers and our other similar sales channels. Changes to amounts presented for prior periods have been made to conform to these changes. These changes did not impact operating loss, net loss and comprehensive loss or loss per share in the Company’s condensed consolidated statement of operations and comprehensive loss in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements.

Prior to the third quarter of 2022, the Company also recorded revenue net of selling commissions. During the third quarter of 2022, the Company concluded that these commissions relate to a sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s condensed consolidated statements of operations and comprehensive loss. The Company determined that its treatment prior to the third quarter of 2022 was an error. The identified error impacted the Company's previously issued 2022, 2021 and 2020 quarterly and annual financial statements. Management believes that the impact of this error is immaterial to the previously issued condensed consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation as outlined below. The revisions had no impact on operating loss, net loss and comprehensive loss or net loss per share in the Company’s condensed consolidated statements of operations and comprehensive loss in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly Company’s condensed financial statements.

Financial statement line items included in the condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2022 and 2021 were adjusted for the above changes as follows (in thousands):

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised

Sales
Product revenue, net	$3,268	$265	$283	$3,816	$8,934	$851	$959	$10,743
Product cost of goods sold
Product cost of goods sold	1,168	-	283	1,451	3,776	-	959	4,735
Operating expenses
Sales and marketing	1,570	265	-	1,835	5,009	851	-	5,860

Net loss and comprehensive loss	(136)	-	-	(136)	(2,402)	-	-	(2,402)

Net loss per share (basic and diluted)	(0.10)	-	-	(0.10)	(0.15)	-	-	(0.15)

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised

Sales
Product revenue, net	$1,834	$206	$219	$2,259	$5,761	$619	$632	$7,012
Product cost of goods sold
Product cost of goods sold	493		219	712	1,562		632	2,194
Operating expenses
Sales and marketing	1,855	206		2,061	5,323	619		5,942

Net loss and comprehensive loss	(2,289)	-	-	(2,289)	(5,666)	-	-	(5,666)

Net loss per share (basic and diluted)	(0.05)	-	-	(0.05)	(0.13)	-	-	(0.13)

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

Revenue for products sales to Costco is recognized upon transfer of control to the amount of consideration that the Company expects to be entitled to, generally upon delivery to Costco. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to significant reversal, including discounts and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to Costco.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

Revenue for product sales to other retailers, such as CVS, is generally recognized upon transfer of control to the retailer, which generally occurs upon delivery of the products to a third-party carrier, net of estimated future product returns.

Cost of Goods Sold

Cost of goods sold includes third-party manufacturing costs, shipping and handling costs, third-party fulfillment fees, and other costs associated with products sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses were $0.5 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Advertising expenses were $1.6 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of stockholders’ equity based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 15, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2022	2021	2022	2021
Net loss	$(136)	$(2,289)	$(2,402)	$(5,666)
Less: Increase in accumulated deficit due to Series B Preferred Stock conversion price	5,657	—	5,657	—
Net loss attributable to common stockholders, basic and diluted	$(5,793)	$(2,289)	$(8,059)	$(5,666)

Denominator
Weighted average shares outstanding, basic and diluted	56,133	44,921	53,007	43,100
Net loss per share, basic and diluted	$(0.10)	$(0.05)	$(0.15)	$(0.13)

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2022	2021
Series B Preferred Stock common stock equivalents	64,561	—
Stock options	4,743	3,947
Stock warrants	2,282	7,082
	71,586	11,029

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

NOTE 3. BUSINESS COMBINATION

On November 5, 2021, the Company completed the DERMAdoctor Acquisition in which NovaBay acquired 100% of the membership units of DERMAdoctor from the sellers for a closing purchase price of $12.0 million and potential future earnout payments of up to an aggregate of $3.0 million over a period of two calendar years post-closing.

The Company funded the closing purchase price in part through the 2021 Private Placement (see Note 14, “Stockholders’ Equity”).

The DERMAdoctor Acquisition is accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Closing. Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination.

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

As of December 31, 2021, the November 2021 Warrants (as defined in Note 14) are classified within Level 3 of the fair value hierarchy as liabilities (see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity”).

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant Unobservable
	September 30,	for Identical	Observable	Inputs
	2022	Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Deposit held as a certificate of deposit	$152	$152	$—	$—
Total assets	$152	$152	$—	$—

Liabilities
Warrant liability	$2,827	$—	$—	$2,827
Contingent earnout liability	342	—	—	342
Total liabilities	$3,169	$—	$—	$3,169

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2022 (in thousands):

Fair value of warrant liability at December 31, 2021	$9,558
Decrease in fair value of November 2021 Warrants	(2,056)
Reclassification of November 2021 Warrants liability to equity	(7,502)
Fair value of warrants issued in connection with the 2022 Warrant Reprice Transaction (as defined in Note 14)	5,241
Decrease in fair value of warrants issued in connection with the 2022 Warrant Reprice Transaction (as defined in Note 14)	(2,414)
Fair value of warrant liability at September 30, 2022	$2,827

Fair value of contingent liability at December 31, 2021	$561
Decrease in fair value of contingent liability	(219)
Fair value of contingent liability at September 30, 2022	$342

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Items	Inputs	(Level 3)
		(Level 1)	(Level 2)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$9,558	$—	$—	$9,558
Contingent earnout liability	561	—	—	561
Total liabilities	$10,119	$—	$—	$10,119

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021 (in thousands):

Fair value of warrant liability at December 31, 2020	$—
Fair value of November 2021 Warrants issued	14,172
Decrease in fair value of November 2021 Warrants	(4,614)
Fair value of warrant liability at December 31, 2021	$9,558

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$149	$138
Tenant allowance	119	-
Prepaid inventory	91	368
Prepaid dues and subscriptions	39	18
Prepaid patents	12	9
Prepaid sales rebates	11	19
Prepaid rent	-	14
Prepaid consultants	-	68
Prepaid marketing costs	14	-
Other	109	144
Total prepaid expenses and other current assets	$544	$778

NOTE 6. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials and supplies	$1,195	$1,179
Finished goods	3,328	2,682
Less: Reserve for excess and obsolete inventory	(455)	(641)
Total inventory, net	$4,068	$3,220

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	479	464
Production equipment	138	114
Leasehold improvements	152	79
Total property and equipment, at cost	946	834
Less: accumulated depreciation and amortization	(729)	(641)
Total property and equipment, net	$217	$193

Depreciation and amortization expense was $29 thousand and $13 thousand for the three months ended September 30, 2022 and 2021, respectively, and $88 thousand and $32 thousand for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8. GOODWILL

Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other. We do not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were no indications of impairment during the three and nine months ended September 30, 2022.  No goodwill impairment was recognized as of September 30, 2022. Goodwill was $4.5 million as of both September 30, 2022 and December 31, 2021. For the DERMAdoctor Acquisition, there were no material measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the period.

NOTE 9. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Balance at September 30, 2022
		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(38)	$252
Trade secrets / product formulations	2,890	(294)	2,596

Total other intangible assets	$5,260	$(332)	$4,928

	Balance at December 31, 2021
		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(7)	$283
Trade secrets / product formulations	2,890	(53)	2,837

Total other intangible assets	$5,260	$(60)	$5,200

Amortization expense was $90 thousand for the three months ended September 30, 2022 and $272 thousand for the nine months ended September 30, 2022. There was no comparable amortization expense for the three or nine months ended September 30, 2021. Based on the amortizable intangible assets as of September 30, 2022, future amortization expenses were as follows (in thousands):

2022 (remaining 3 months)	$91
2023	363
2024	363
2025	363
2026	363
Thereafter	1,305
Total	$2,848

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Contract liabilities (see Note 16, “Distribution Agreements”)	$1,703	$1,289
Employee payroll and benefits	292	443
Inventory purchases	10	—
Other	163	360
Total accrued liabilities	$2,168	$2,092

NOTE 11. LINE OF CREDIT

At the time of the DERMAdoctor Acquisition, DERMAdoctor had a line of credit agreement with Bank Midwest for $500 thousand. The line of credit was terminated and repaid in full on January 6, 2022. The line of credit had an interest rate equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.00%. All borrowings were collateralized by substantially all assets of DERMAdoctor. As of September 30, 2022, there was no outstanding balance on the line of credit as such line of credit was terminated in the first quarter of 2022.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2022.

Legal Matters

As of September 30, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term was scheduled to expire on February 28, 2022, but on January 19, 2022, the Company exercised its option to extend the term and amended the lease to extend the term through July 31, 2027.

The Company also leases two copiers for its corporate headquarters located in Emeryville, California. The lease term is scheduled to expire in November 2022.

We are also party to a lease for 19,136 square feet of space located in Riverside, Missouri, which we utilize for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024.

In calculating the present value of the minimum lease payments, the Company utilized its incremental borrowing rate. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. The leases include variable components (e.g. common area maintenance) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability, but are reflected as an expense in the period incurred.

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2022	2021	2022	2021
Operating lease cost	$120	$99	$395	$298

Other information
Operational cash flow used for operating leases	$144	$113	$399	$339

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (in years)	4.5	0.5
Weighted-average discount rate	5%	12%

Future lease payments under non-cancelable leases as of September 30, 2022 were as follows (in thousands):

2022 (remaining 3 months)	$141
2023	535
2024	549
2025	431
2026	445
Thereafter	290
Total future minimum lease payments	2,391
Less imputed interest	(233)
Total	$2,158

Reported as:
Operating lease liability	$445
Operating lease liability- non-current	1,713
Total	$2,158

NOTE 13. WARRANT LIABILITY

2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants (each as defined in Note 14) in the third quarter of 2019. The terms of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants all required potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to cash-settle the warrants was deemed to be beyond the Company’s control. The fair value of outstanding warrants was determined at each reporting date using a Black-Scholes option pricing model with the changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss.

Upon issuance in the third quarter of 2019, the fair value of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants was determined to be $3.1 million, $2.0 million and $0.1 million, respectively.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the 2019 Domestic Warrants and 2019 Foreign Warrants were exercised at reduced exercise prices. The warrant liabilities associated with these warrants were adjusted to their fair values as of the date of exercise, with the change in fair values recorded in the condensed consolidated statements of operations and comprehensive loss. The fair values were then transferred to equity. As of the date of exercise, the fair value of the 2019 Domestic Warrants and 2019 Foreign Warrants was determined to be $4.9 million and $4.2 million, respectively, in accordance with the following key assumptions:

	2019 Domestic Warrants	2019 Foreign Warrants
Expected price volatility	178%	178%
Expected term (in years)	4.57	4.57
Risk-free interest rate	0.25%	0.27%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrant	$1.18	$1.54

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of September 30, 2022.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the Company amended the 2019 Ladenburg Warrants. The Company’s potential obligation to cash-settle the warrants if a specified fundamental transaction occurred was amended to apply only in situations within the Company’s control. Pursuant to this change, the 2019 Ladenburg Warrants were no longer classified as liabilities. The warrant liability associated with the 2019 Ladenburg Warrants was adjusted to fair value as of the date of the amendment, with the change in fair value recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value was then transferred to equity. The fair value of the 2019 Ladenburg Warrants was determined to be $0.2 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	186%
Expected term (in years)	4.05
Risk-free interest rate	0.22%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.17

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of September 30, 2022.

Amended July 2020 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction (See Note 14, “Stockholders’ Equity”), the Company reduced the exercise price of certain July 2020 Warrants exercisable for 4,800,000 shares of common stock to $0.18 per share and amended certain other of their terms. In connection with the 2022 Warrant Reprice Transaction, a total of 2,100,000 shares of common stock underlying the Amended July 2020 Warrants (as defined in Note 14) were exercised immediately after amendment. The remaining Amended July 2020 Warrants exercisable for 2,700,000 shares of common stock are subject to a restriction upon their exercise until the later of (i) March 9, 2023 or (ii) the date that the Reverse Stock Split (as defined in Note 20), which was approved by Company’s stockholders on November 10, 2022, becomes effective (See Note 14, “Stockholder’ Equity” and Note 20 “Subsequent Events”). As a result, under ASC 480, Distinguishing Liabilities from Equity, the unexercised Amended July 2020 Warrants were classified as liabilities on the date of amendment and September 30, 2022. The fair value of the Amended July 2020 Warrants was determined to be $0.3 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	3.4
Risk-free interest rate	3.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.10

As of September 30, 2022, the fair value of the Amended July 2020 Warrants was determined to be $0.1 million in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	3.3
Risk-free interest rate	3.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.05

November 2021 Warrants

As further described in Note 14, “Stockholders’ Equity”, the Company issued the November 2021 Warrants in the fourth quarter of 2021 which were all subsequently amended pursuant to the 2022 Warrant Reprice Transaction (as defined and further described below in Note 14). The amended terms of the November 2021 Warrants included a restriction upon the exercise of the November 2021 Warrants until the later of (i) March 9, 2023 or (ii) the date that the Reverse Stock Split, which was approved by the Company’s stockholders on November 10, 2022, becomes effective (See Note 14, “Stockholder’ Equity” and Note 20 “Subsequent Events”).

Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants prior to being amended were classified as liabilities as of December 31, 2021, which classification continued until the November 2021 Warrants became exercisable. The November 2021 Warrants became exercisable subsequent to December 31, 2021, on January 31, 2022 when our stockholders met and approved the necessary increase in authorized share capital available to meet the assumed exercise or conversion of the November 2021 Warrants and the Series B Preferred Stock.  On January 31, 2022, as a result of the stockholder approval of the increase in authorized share capital, the November 2021 Warrants became exercisable and were reclassified from a liability to equity because the warrants require physical settlement or net share settlement.

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

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction (See Note 14, “Stockholders’ Equity”), the Company reduced the exercise price of all of the November 2021 Warrants to $0.18 per share and amended certain other of their terms. In connection with the 2022 Warrant Reprice Transaction, a total of 9,375,000 shares of common stock underlying the November 2021 Warrants were exercised immediately after amendment. As a result, under ASC 480, Distinguishing Liabilities from Equity, the unexercised November 2021 Warrants, as amended, were classified as liabilities on the date of amendment and September 30, 2022. The fair value of the November 2021 Warrants, as amended, was determined to be $3.5 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.13

As of September 30, 2022, the fair value of the November 2021 Warrants, as amended, was determined to be $1.9 million in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.07

September 2022 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction (See Note 14, “Stockholders’ Equity”), the Company issued the September 2022 Warrants. The September 2022 Warrants are subject to an exercise restriction until the later of (i) March 9, 2023 or (ii) the date that the Reverse Stock Split, which was approved by Company stockholders on November 10, 2022, becomes effective (See Note 14, “Stockholders’ Equity and Note 20 “Subsequent Events”). As a result, under ASC 480, Distinguishing Liabilities from Equity, the September 2022 Warrants were classified as liabilities on the date of issuance and September 30, 2022. The fair value of the September 2022 Warrants was determined to be $1.4 million as of the date of issuance in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.0%
Weighted-average fair value of warrants	$0.13

As of September 30, 2022, the fair value of the September 2022 Warrants was determined to be $0.8 million in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.0%
Weighted-average fair value of warrants	$0.07

NOTE 14. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock (with rights and preferences as may be approved by the Company’s Board of Directors).

2022 Warrant Reprice Transaction and September 2022 Warrants

On September 9, 2022, the Company entered into warrant reprice letter agreements with each of the holders of the November 2021 Warrants (as defined below) and certain holders of the July 2020 Warrants (as defined below) (the “2022 Warrant Reprice Transaction”).

As a result of these amendments to the November 2021 Warrants and the Amended July 2020 Warrants, the Company recorded a non-cash loss on modification of common stock warrants in the amount of $1.9 million. The loss represents the increase in fair value of the November 2021 Warrants, as amended, and the Amended July 2020 Warrants as a result of the modification. The increase in fair value was calculated as the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the warrants was determined to be $3.3 million immediately prior to the modification in accordance with the following key assumptions:

	November 2021 Warrants	July 2020 Warrants
Expected price volatility	79.6%	79.6%
Expected term (in years)	5.4	3.4
Risk-free interest rate	3.43%	3.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.09	$0.02

The fair value of the warrants was determined to be $5.2 million immediately after the modification in accordance with the following key assumptions:

	November 2021 Warrants	July 2020 Warrants
Expected price volatility	79.6%	79.6%
Expected term (in years)	6.0	3.4
Risk-free interest rate	3.43%	3.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.13	$0.10

Further, in connection with the 2022 Warrant Reprice Transaction, the Company, in a private placement, issued to certain participants in the 2022 Warrant Reprice Transaction that exercised a portion of their November 2021 Warrants, as amended, or their Amended July 2020 Warrants, as applicable, new common stock purchase warrants (the “September 2022 Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of shares of common stock underlying the portion of the November 2021 Warrants, as amended, or Amended July 2020 Warrants, as applicable, that were exercised by the participant. Pursuant to the 2022 Warrant Reprice Transaction, the holders of the November 2021 Warrants, as amended, exercised their warrants for 9,375,000 shares of common stock and the participating holder of the Amended July 2020 Warrants exercised its warrants for 2,100,000 shares of common stock and each such holder received September 2022 Warrants. The September 2022 Warrants will become exercisable on March 9, 2023 (or such later date on which the Reverse Stock Split becomes effective as the applicable stockholder approvals were obtained on November 10, 2022), for an aggregate of 11,475,000 shares of common stock. The September 2022 Warrants have an exercise price of $0.18 per share and will expire on September 11, 2028.

The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million. The Company allocated the gross proceeds between the common stock issued for the November 2021 Warrants, as amended, and the Amended July 2020 Warrants exercised, and September 2022 Warrants issued to participants by applying the relative fair value allocation methodology. The Company allocated $0.7 million in gross proceeds to the common stock issued for the November 2021 Warrants, as amended, and the Amended July 2020 Warrants exercised, and $1.4 million to the September 2022 Warrants which are classified as a liability. For additional information regarding the warrant liability and valuation, please see Note 13, “Warrant Liability”.

Ladenburg Thalmann & Co. Inc. (“Ladenburg”) served as the Company’s warrant solicitation agent for the 2022 Warrant Reprice Transaction in exchange for a fee equal to 8% of the total gross proceeds. The Company incurred total issuance costs of $529 thousand in conjunction with the 2022 Warrant Reprice Transaction. The Company allocated $166 thousand of the issuance costs to the warrant liability which was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss during the quarter ended September 30, 2022. The remaining $363 thousand was recorded as a reduction of common stock and additional paid in capital in the Company’s condensed consolidated balance sheets.

Unissued Series C Preferred Stock and Warrants

Concurrent with the 2022 Warrant Reprice Transaction on September 9, 2022, the Company entered into a private placement transaction with certain accredited investors to sell units that will consist of: (1) a newly designated Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), (2) a new short-term Series A-1 warrant to purchase common stock that will be exercisable for a period of eighteen (18) months after the date of issuance, and (3) a new long-term Series A-2 warrant to purchase common stock that will be exercisable for a period of six (6) years after the date of issuance (collectively, the “2022 Private Placement”). The closing of the 2022 Private Placement is subject to receiving certain stockholder approvals (as obtained on November 10, 2022), effecting the Reverse Stock Split, as well as the satisfaction of other customary closing conditions. Upon the satisfaction of the conditions and the closing of the 2022 Private Placement, we expect to receive gross proceeds of $3.3 million from the sale of the units. For additional information regarding the 2022 Private Placements, see the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022.

Series B Preferred Stock and November 2021 Warrants

On October 29, 2021, the Company entered into a securities purchase agreement with various institutional investors to sell in a private placement offering (the “2021 Private Placement”) (i) an aggregate of 15,000 shares of our newly-created Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) initially convertible into an aggregate of 37,500,000 shares of common stock, and (ii) warrants (the “November 2021 Warrants”) exercisable for 37,500,000 shares of common stock for net proceeds of $14.9 million. The 2021 Private Placement closed on November 2, 2021.

Each share of the Series B Preferred Stock that we issued in the Private Placement has a purchase price of $1,000 per share and was initially convertible at a conversion price of $0.40 into 2,500 shares of common stock, or an aggregate of 37,500,000 shares of common stock. The conversion price was subsequently adjusted to $0.18 as a result of the 2022 Warrant Reprice Transaction as described further below.

The Series B Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of NovaBay. The Certificate of Designation of Preferences, Rights and Limitations for the Series B Preferred Stock does, however, have anti-dilution protection in the event that we sell or grant any common stock or any other securities of our Company, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Series B Preferred Stock. This anti-dilution protection was triggered in the third quarter of 2022 as a result of the 2022 Warrant Reprice Transaction as described further below.

The Company allocated the net proceeds from the 2021 Private Placement between the Series B Preferred Stock and the November 2021 Warrants by applying the residual fair value methodology. The Company first allocated $14.2 million to the November 2021 Warrants, with the residual amount allocated to the Series B Preferred Stock. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the November 2021 Warrants.

At the time of issuance, the Company recorded a beneficial conversion feature of $0.7 million as a discount to the Series B Preferred Stock and an increase to additional paid in capital. The Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend in the condensed consolidated statements of operations and comprehensive loss upon approval of certain stockholder proposals in the fourth quarter of 2021.

The Company incurred total issuance costs of $1.7 million in conjunction with the 2021 Private Placement. The Company allocated $1.6 million of the issuance costs to the warrant liability which was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The remaining $0.1 million was recorded as a reduction of Series B Preferred Stock in the Company’s condensed consolidated balance sheets.

On September 9, 2022, the 2022 Warrant Reprice Transaction provided for amendments to certain common stock purchase warrants to lower their exercise price to $0.18 per share as well as the issuance of the September 2022 Warrants also with an exercise price of $0.18 per share, which exercise price was lower than the then effective $0.40 conversion price of the Series B Preferred Stock. This triggered the Series B Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $0.18, and each outstanding share of Series B Preferred Stock became convertible into 5,556 shares of common stock. As a result of the change, the Company recorded a $5.7 million deemed Series B Preferred Stock dividend. The deemed dividend is recorded as a reduction to income available to common shareholders in the basic earnings per shares (EPS) calculation. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series B Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series B Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series B Preferred Stock was determined to be $6.9 million immediately prior the conversion price adjustment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	1.3
Risk-free interest rate	3.64%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.23

The fair value of the Series B Preferred Stock was determined to be $12.5 million immediately after the conversion price protection adjustment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	1.3
Risk-free interest rate	3.64%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.06

As of September 30, 2022, 3,380 shares of the Series B Preferred Stock had been converted into 8,450,000 shares of common stock, which occurred at a conversion price of $0.40 into 2,500 shares of common stock. Each of the remaining 11,620 shares of the Series B Preferred Stock as of September 30, 2022, is currently convertible into 5,556 shares of common stock at a conversion price of $0.18.

The November 2021 Warrants were initially issued with an exercise price of $0.53. On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the November 2021 Warrants were amended to reduce the exercise price to $0.18 and extend the expiration date to September 11, 2028. Additionally, in conjunction with the 2022 Warrant Reprice Transaction, holders of the November 2021 Warrants, as amended, exercised a portion of their warrants at the reduced exercise price for an aggregate of 9,375,000 shares of common stock. As of September 30, 2022, the 28,125,000 shares of common stock underlying the November 2021 Warrants, as amended, will become exercisable on March 9, 2023 (or such later date on which the Reverse Stock Split becomes effective as the applicable stockholder approvals were obtained on November 10, 2022).

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

The Company incurred total issuance costs of $0.5 million in conjunction with the 2019 Purchase Agreement. The Company allocated $0.2 million of the issuance costs to the warrant liability which was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss during the period. The remaining $0.3 million was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheets. As the 2019 Ladenburg Warrants were accounted for as a stock issuance cost, $59 thousand was allocated to the warrant liability and expensed during the period and $65 thousand was recorded as a reduction to additional paid-in capital in the Company’s condensed consolidated balance sheets. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the 2019 Ladenburg Warrants.

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

The July 2020 Warrants became initially exercisable nine months after their issuance, for an aggregate of 6,898,566 shares of common stock. The July 2020 Warrants had an initial exercise price of $1.65 per share and expiration five and a half years after their issuance. The Company determined that the common stock issued from the exercise of the 2019 Domestic and 2019 Foreign Warrants, and the July 2020 Warrants to be one unit of account, and therefore did not allocate the proceeds between the common stock and the July 2020 Warrants as, the proceeds, even if allocated, would be both recognized in additional paid-in capital.

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

As described above, during the third quarter of 2022, pursuant to the 2022 Warrant Reprice Transaction, certain of the July 2020 Warrants held by holders who participated in the 2022 Warrant Reprice Transaction, which are exercisable for 4,800,000 shares of common stock were amended (collectively, the “Amended July 2020 Warrants”). The Amended July 2020 Warrants currently have an exercise price of $0.18 and will become exercisable on March 9, 2023 (or such later date on which the Reverse Stock Split becomes effective as the applicable stockholder approvals were obtained on November 10, 2022). The July 2020 Warrants held by investors that did not participate in the 2022 Warrant Reprice Transaction, which are exercisable for 2,098,566 shares of common stock, were not amended and maintain the original exercise price and other original terms (collectively, the “Unamended July 2020 Warrants”).

May 2021 At-the-Market Offering

In the second quarter of 2021, the Company established an at-the-market offering (the “2021 ATM Program”) with Ladenburg. For additional information regarding the offering and equity program, see the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021. During the second quarter of 2021, 2,672,000 shares of common stock were issued under the 2021 ATM Program for total net proceeds of $1.8 million, net of offering costs of $0.1 million.

TLF Bio Innovation Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of the Company’s common stock with an exercise price of $0.6718 per share (the “TLF Warrants”). The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity. All TLF Warrants remained outstanding as of September 30, 2022.

The details of all outstanding warrants as of September 30, 2022 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2021	7,082	$1.63
Warrants granted	37,500	$0.53
Warrants exercised	(11,475)	$0.18
Warrants modified and not exercised	(30,825)	$0.18
Outstanding at September 30, 2022	2,282	$1.59

The September 2022 Warrants exercisable for 11,475,000 shares of common stock, the unexercised November 2021 Warrants, as amended, for 28,125,000 shares of common stock, and the unexercised Amended July 2020 Warrants for 2,700,000 shares of common stock are excluded from the balance of warrants outstanding as of September 30, 2022 because they were subject to shareholder approval and were not yet exercisable on that date.

NOTE 15. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board.  The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of September 30, 2022.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 2,318,486 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On March 6, 2022, the number of shares available for future awards under the 2017 Plan was increased by 1,910,634 shares. As of  September 30, 2022, there were 3,049,127 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options outstanding at September 30, 2022 and activity during the period ended September 30, 2022:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,449	$1.39	7.6	$460
Options granted	626	$0.28
Restricted stock units granted	180	$—
Restricted stock units vested	(120)	$—
Options forfeited/cancelled	(362)	$3.50
Restricted stock units cancelled	(30)	$—
Outstanding at September 30, 2022	4,743	$1.07	7.8	$135

Vested and expected to vest at September 30, 2022	3,492	$1.42	7.4	$20

Vested at September 30, 2022	2,068	$2.06	6.3	$—

Exercisable at September 30, 2022	2,068	$2.06	6.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2022 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and nine months ended September 30, 2022. The Company received no cash payments for the exercise of stock options during the three and nine months ended September 30, 2022.

As of September 30, 2022, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.6 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss over the remaining weighted average vesting period of 2.30 years.

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

During the nine months ended September 30, 2022 and 2021, the Company granted options to employees and directors to purchase an aggregate of 626,000 and 291,000 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2022	2021
Expected price volatility	158.04%	163.95%
Expected term (in years)	6.45	6.19
Risk-free interest rate	2.29%	0.92%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$0.27	$0.71

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

During the nine months ended September 30, 2022, the Company granted 180,000 shares of restricted stock to employees and directors. During the nine months ended September 30, 2021, the Company granted 1,228,359 shares of restricted stock to employees and directors.

For the three months ended September 30, 2022, the Company recognized a reversal of stock-based compensation expense of $208 thousand for stock-based awards to employees and directors. For the three months ended September 30, 2021, the Company recognized stock-based compensation expense $151 thousand for stock-based awards to employees and directors. For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $130 thousand and $523 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the nine months ended September 30, 2022 and 2021, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes option pricing model.

In addition, during the nine months ended September 30, 2022 and 2021, the Company did not grant restricted stock to non-employees.

For the three months ended September 30, 2022, the Company recognized no stock-based compensation expense as compared to a stock-based compensation expense of $73 thousand for the three months ended September 30, 2021, related to non-employee stock option grants. For the nine months ended September 30, 2022, the Company recognized a nominal stock-based compensation expense as compared to stock-based compensation expense of $180 thousand for the nine months ended September 30, 2021, related to non-employee stock option grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$5	$2	$14	$8
Sales and marketing	12	53	37	118
General and administrative	(225)	169	79	576
Total stock-based compensation expense	$(208)	$224	$130	$702

NOTE 16. DISTRIBUTION AGREEMENTS

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration for the nine months ended September 30, 2022 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2021	$1,150	$83	$56	$1,289
Provision related to sales made in:
Current period	$613	$60	$326	$999
Payments and customer credits issued	$(189)	$(55)	$(341)	$(585)
Balance at September 30, 2022	$1,574	$88	$41	$1,703

Contract Assets and Liabilities

We receive payments from our distribution partners established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may be required to defer recognition of revenue for upfront payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt.

The following table presents contract assets and liabilities reported in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets	$11	$19

Contract liabilities - current	$1	$54
Total contract liabilities	$1	$54

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. We have also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended September 30, 2022 and 2021, the Company earned $0.2 million and $0.3 million, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. The Company earned net sales revenue of $0.1 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively, for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under the prescription Avenova Spray product distribution arrangements, the Company had a reserve balance of $1.4 million and $0.9 million at  September 30, 2022 and December 31, 2021, respectively. The reserve is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $11 thousand and $19 thousand for rebates related to these distribution agreements as of September 30, 2022 and December 31, 2021, respectively, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets. See Note 5, “Prepaid Expenses and Other Current Assets”.

Over-the-Counter Sales of Avenova Spray

Avenova Spray was launched online on June 1, 2019 direct to U.S. customers. Avenova Spray is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. Avenova Spray was launched at select CVS stores and online on CVS.com in February 2021. These channels provide the Company with more stable pricing and provide customers with easy access to our product. During the three and nine months ended September 30, 2022, the revenue generated from over-the-counter Avenova Spray was $1.6 million and $5.1 million, respectively. During the three and nine months ended September 30, 2021, the revenue generated from over-the-counter Avenova Spray was $1.6 million and $5.0 million, respectively.

DERMAdoctor

DERMAdoctor products are available through wholesale distribution relationships with third parties such as Costco, Amazon and others. The Company had a reserve balance of $0.3 million and $0.4 million as of  September 30, 2022, and December 31, 2021, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company was not required to contribute to the plan and made no contributions during the period ended December 31, 2021. The Company made an election to change the terms of the 401(k) plan such that, beginning on January 1, 2022, the Company made matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. During the three and nine months ended September 30, 2022, the Company matching contribution was $15 thousand and $101 thousand, respectively, with no comparable expenditures in the 2021 period.

NOTE 18. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related party revenue:
NeutroPhase	$—	$—	$657	$175
Total related party revenue	$—	$—	$657	$175

Cost of goods sold:
NeutroPhase	$—	$—	$648	$131
Total related party expenses	$—	$—	$648	$131

There was no related party accounts receivable as of September 30, 2022 compared to $0.1 million as of December 31, 2021.

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

Select financial information for each segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Optical & Wound Care	$2,507	$2,265	$7,646	$7,031
Skin Care	1,319	—	3,115	—
Consolidated	$3,826	$2,265	$10,761	$7,031
Operating loss
Optical & Wound Care	$(257)	$(2,289)	$(3,605)	$(5,668)
Skin Care	(200)	—	(1,386)	—
Consolidated	$(457)	$(2,289)	$(4,991)	$(5,668)

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

NOTE 20. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the condensed consolidated financial statements.

On October 3, 2022, the Company received a notification from the NYSE American LLC Exchange (“NYSE American”) stating that the Company is not in compliance with Section 1003(f)(v) of the NYSE American Company Guide because the Company’s shares of common stock were determined by the NYSE American staff to have been selling for a low price per share for a substantial period of time.

On November 10, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of all common stock issued and outstanding or held in treasury at a ratio of not less than 1-for-10 and not more than 1-for-35 (the “Reverse Stock Split”). In addition to the approval related to the Reverse Stock Split, the Company’s stockholders also approved a proposal that may be required to comply with the continued listing rules of the NYSE American Company Guide, including pursuant to Section 713 of the NYSE American Company Guide (collectively, the “Stockholder Approvals”). As further discussed in Note 14, “Stockholders’ Equity” above, such Stockholder Approvals, as well as effecting the Reverse Stock Split, are necessary in order for the September 2022 Warrants, the November 2021 Warrants, as amended, and the Amended July 2020 Warrants to be exercisable, as well as to satisfy a closing condition of the 2022 Private Placement.

On November 14, 2022, the Company announced that its Board of Directors has approved the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-35 reverse stock split of all outstanding common stock shares of the Company. The Company also announced that it anticipated that the 1-for-35 reverse stock split will be effective as of 4:15 p.m. New York City Time on Tuesday, November 15, 2022 and the Company’s common stock will begin trading on a split-adjusted basis on Wednesday, November 16, 2022.

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

Overview

At NovaBay Pharmaceuticals, we are passionate about scientifically created and clinically proven eyecare and skincare products. Our company is focused on three major markets: Eyecare, Skincare, and Wound Care.

Eyecare:

Our leading product, Avenova Antimicrobial Lid and Lash Solution, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the U.S. Food and Drug Administration for sale in the United States. Avenova Spray is available direct to consumers through online distribution channels and is also often prescribed and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek eyelid and eyelash mirror.

Skincare:

DERMAdoctor offers over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We expect to grow commercial sales of DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings.

The acquisition of DERMAdoctor, LLC (“DERMAdoctor”) occurred on November 5, 2021, and it now operates as our wholly-owned subsidiary. For additional information regarding the DERMAdoctor Acquisition, see Note 3 “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

The DERMAdoctor Acquisition was funded, in part, through the sale of an aggregate of 15,000 shares of Series B Preferred Stock and the November 2021 Warrants (each as defined in Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report) for an aggregate purchase price of $15.0 million. For additional information regarding the Series B Preferred Stock and the November 2021 Warrants, see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Wound Care:

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

Recent Developments

2022 Warrant Reprice Transaction

On September 9, 2022, the Company entered into certain letter agreements and completed warrant reprice transactions with each of the holders of the November 2021 Warrants and certain holders of the July 2020 Warrants (as defined in Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report)(the “Warrant Reprice Transaction”). The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million.

Pursuant to the letter agreements, the Company agreed to: (1) reduce the exercise price of all of the November 2021 Warrants and the July 2020 Warrants held by participants in the 2022 Warrant Reprice Transaction to $0.18 per share; (2) amend all of the November 2021 Warrants and the July 2020 Warrants held by participants in the 2022 Warrant Reprice Transaction to provide that such warrants would not be exercisable until the later of (i) March 9, 2023 and (ii) the date on which certain stockholder approvals, including for the Company to complete the Reverse Stock Split (as defined in Note 20, “Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), are obtained and become effective; and (3) extend the termination date of all of the November 2021 Warrants to September 11, 2028. Further, in connection with the 2022 Warrant Reprice Transaction, the Company, in a private placement, issued to certain participants in the 2022 Warrant Reprice Transaction that exercised a portion of their November 2021 Warrants, as amended, or their Amended July 2020 Warrants (as defined in Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), as applicable, new common stock purchase warrants (the “September 2022 Warrants”) to purchase up to a number of shares of common stock, equal to 100% of the number of shares of common stock underlying the portion of the November 2021 Warrants, as amended, or the Amended July 2020 Warrants, as applicable, exercised. The September 2022 Warrants will become exercisable on March 9, 2023 (or such later date on which the Reverse Stock Split becomes effective as the applicable stockholder approvals were obtained on November 10, 2022), for an aggregate of 11,475,000 shares of common stock. The September 2022 Warrants have an exercise price of $0.18 per share and will expire on September 11, 2028.

For additional information regarding the 2022 Warrant Reprice Transaction, the November 2021 Warrants, as amended, the Amended July 2020 Warrants and the September 2022 Warrants, see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report and the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022.

2022 Private Placement

Concurrent with the 2022 Warrant Reprice Transaction on September 9, 2022, the Company entered into a private placement transaction with certain accredited investors to sell, pursuant to the securities purchase agreement, units that will consist of: (1) a newly designated Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), (2) a new short-term Series A-1 warrant to purchase common stock that will be exercisable for a period of eighteen (18) months after the date of issuance (“Series A-1 Warrants”), and (3) a new long-term Series A-2 warrant to purchase common stock that will be exercisable for a period of six (6) years after the date of issuance (“Series A-2 Warrants”) (collectively, the “2022 Private Placement”). In the 2022 Private Placement we intend to sell 3,250 shares of Series C Preferred Stock initially convertible into 18,057,000 shares of common stock at a conversion price of $0.18, Series A-1 Warrants exercisable to purchase up to an aggregate of 18,055,557 shares of Company common stock at an exercise price of $0.18 per share and Series A-2 Warrants exercisable to purchase up to an aggregate of 18,055,557 shares of Company common stock at an exercise price of $0.18 per share. The closing of the 2022 Private Placement is subject to receiving certain stockholder approvals (as obtained on November 10, 2022), effecting the Reverse Stock Split, as well as the satisfaction of other customary closing conditions.

Upon the satisfaction of the conditions and the closing of the 2022 Private Placement, we expect to receive gross proceeds of $3.3 million. For additional information regarding the 2022 Private Placements, see the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022.

NYSE Notice

On October 3, 2022, the Company received a notification from the NYSE American LLC Exchange (“NYSE American”) stating that the Company is not in compliance with Section 1003(f)(v) of the NYSE American Company Guide because the Company’s shares of common stock were determined by the NYSE American staff to have been selling for a low price per share for a substantial period of time. As set forth in the written notice, the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American staff determined to be no later than April 3, 2023.

On November 10, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split. The Company anticipates that after the Reverse Stock Split is effective that it will result in an increase to its per share market price of its common stock, which the Company believes will satisfy the condition to effect a reverse stock split set forth in the NYSE American’s notification.

Financial Overview and Outlook

Our net loss attributable to common stockholders was $8.1 million for the nine months ended September 30, 2022, or $0.15 per share, as compared to a net loss attributable to common stockholders of $5.7 million for the nine months ended September 30, 2021, or $0.13 per share. As of September 30, 2022, we had an accumulated deficit of $150 million and net cash used in operating activities of $5.4 million for the nine months ended September 30, 2022.

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Based primarily on our cash and cash equivalents at September 30, 2022, we believe that our existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund our existing operations and meet our planned operating expenses into at least the second quarter of 2023. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. To address this, the Company has and continues to evaluate different plans and strategic transactions to fund its operations, which recently included completing the 2022 Warrant Reprice Transaction and entering into the 2022 Private Placement to raise up to approximately $5.3 million in aggregate gross proceeds. For additional information regarding the Company’s going concern determination and plans to fund operations, see “Financial Condition, Liquidity and Capital Resources” below.

We expect to grow commercial sales of Avenova and DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings under both brand names.

Critical Accounting Policies and Estimates and Change in Accounting and Revision of Prior Period Financial Statements

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, research and development costs, patent costs, stock-based compensation, income taxes, earnout contingency, and common stock warrant liability. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

During the three months ended September 30, 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. The Company began expensing these fees as incurred as product cost of goods sold in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company previously recorded revenue net of these fees. While reviewing its accounting policy for fulfillment fees, the Company identified an immaterial error in its previously issued condensed consolidated financial statements whereby the Company has been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. For the three months ended September 30, 2022, the Company began expensing them as incurred as sales and marketing expenses within the Company’s condensed consolidated statements of operations and comprehensive loss. The Company evaluated the error and believes that the impact of this error is immaterial to the previously issued condensed consolidated financial statements. Changes and revisions to prior period amounts presented in this report have been made to conform to the current period presentation. The changes and revisions had no impact on operating loss, net loss and comprehensive loss or net loss per share in the Company’s condensed consolidated statements of operations and comprehensive loss in the periods presented in this report or in previously issued annual and quarterly Company condensed consolidated financial statements. The changes and revisions also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly Company condensed consolidated financial statements.

Additional information regarding the change in accounting, revision of prior period condensed consolidated financial statements and our other significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference. For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Dollar	Percent
(in thousands)	2022	2021	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,816	$2,259	$1,557	69%
Other revenue, net	10	6	4	67%
Total sales, net	3,826	2,265	1,561	69%

Product cost of goods sold	1,451	712	739	104%
Gross profit	2,375	1,553	822	53%
Operating expenses:
Research and development	41	10	31	310%
Sales and marketing	1,835	2,061	(226)	(11%)
General and administrative	956	1,771	(815)	(46%)
Total operating expenses	2,832	3,842	(1,010)	(26%)
Operating loss	(457)	(2,289)	1,832	(80%)

Non-cash loss on modification of common stock warrants	(1,922)	—	(1,922)	(100%)
Non-cash gain on changes in fair value of warrant liabilities	2,414	—	2,414	100%
Other expense	(171)	—	(171)	(100%)

Loss before provision for income taxes	(136)	(2,289)	2,153	(94%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(136)	$(2,289)	$2,153	(94%)

Impact of DERMAdoctor Acquisition

The closing of the DERMAdoctor Acquisition took place on November 5, 2021 (see Note 3, “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Accordingly, the above results and those discussed below for the three months ended September 30, 2022 include the financial results of DERMAdoctor, with no comparable results for the three months ended September 30, 2021. For the three months ended September 30, 2022, this includes product revenue, net, of $1.3 million, product cost of goods sold of $0.7 million, $0.6 million in sales and marketing costs and $0.2 million in general and administrative costs.

Effect of Change in Accounting and Revision of Prior Period Financial Statements

As discussed further in Note 2, “Summary of Significant Accounting Policies”  in the Notes to the Unaudited Condensed Consolidated Financial Statement in Part I, Item 1 of this report, during the three months ended September 30, 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. While reviewing its accounting policy for fulfillment fees, the Company identified an immaterial error in its previously issued condensed consolidated financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. For the three months ended September 30, 2022, the Company began expensing them as incurred as sales and marketing expenses within the Company’s condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2022, the result of these changes was an increase of $548 thousand in product revenue, net, which was offset by an increase of $283 thousand in product cost of goods sold and $265 thousand in sales and marketing expenses. Changes and revisions to prior period amounts presented in this report have been made to conform to the current period presentations. For the three months ended September 30, 2021, the result of these changes and revisions was an increase of $425 thousand in product revenue, net, which was offset by an increase of $219 thousand in product cost of goods sold and $206 thousand in sales and marketing expenses. These changes and revisions that were applied during the three month periods ended September 30, 2022 and 2021 did not impact operating loss, net loss and comprehensive loss or loss per share in the Company’s condensed consolidated statement of operations and comprehensive loss during either of those periods. The changes and revisions also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets as of September 30, 2022, September 30, 2021 or in previously issued annual and quarterly Company financial statements.

Total Sales, Net, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $1.6 million, or 69%, to $3.8 million for the three months ended September 30, 2022, from $2.3 million for the three months ended September 30, 2021.

The increase in product revenue, net, was primarily the result of $1.3 million from the sale of DERMAdoctor products during the three months ended September 30, 2022 with no comparable revenue from DERMAdoctor products during the three months ended September 30, 2021 as DERMAdoctor was not acquired until November 2021.

Revenue from Avenova Spray decreased by $0.2 million for the three months ended September 30, 2022 from $2.1 million for the three months ended September 30, 2021 to $1.9 million for the three months ended September 30, 2022. The decrease was due to a decrease in physician dispensed Avenova Spray units sold and a decrease in Avenova Spray units sold through the pharmacy channels. This decrease in prescription Avenova Spray units was partially offset by a continued increase in the number of over-the-counter Avenova Spray units sold through online channels. Additionally, the Company recorded an increase of $0.1 million in revenue from other Avenova branded optical products, including the Company’s NovaWipes by Avenova and Avenova Moist Heating Eye Compress Mask.

Additionally, the Company recorded $0.3 million in product revenue, net, from the sale of PhaseOne branded wound care products during the three months ended September 30, 2022 with no comparable result for the three months ended September 30, 2021.

Product cost of goods sold increased by 104%, to $1.5 million for the three months ended September 30, 2022, from $0.7 million for the three months ended September 30, 2021. This increase was primarily due to $0.7 million in product cost of goods sold recognized from the sale of DERMAdoctor products for the three months ended September 30, 2022 with no comparable product cost of goods sold of DERMAdoctor products for the three months ended September 30, 2021 as DERMAdoctor was not acquired until November 2021 and product cost of goods sold associated with the increase in wound care products sold during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Gross profit increased by 53%, to $2.4 million for the three months ended September 30, 2022, from $1.6 million for the three months ended September 30, 2021, which is a result of the increase in total sales, net, offset by the increase in the product cost of goods sold.

Research and Development

Research and development expenses increased by $31 thousand to $41 thousand for the three months ended September 30, 2022, from $10 thousand for the three months ended September 30, 2021.

Sales and marketing

Sales and marketing expenses decreased by $0.2 million, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was primarily due to lower digital advertising and related consulting costs incurred in the three month period ended September 30, 2022. Additionally, results for the three month period ended September 30, 2021 include marketing costs incurred in conjunction with the Company’s CelleRx Clinical Reset product with no comparable expenditures during the three months ended September 30, 2022. As previously disclosed, going forward, the Company anticipates focusing sales and marketing resources on the DERMAdoctor brand instead of driving growth of CelleRx Clinical Reset. The decreases in digital marketing, consulting and CelleRx costs were partially offset by $0.6 million in sales and marketing costs incurred for DERMAdoctor products during the three months ended September 30, 2022, with no comparable expenditures in the 2021 period as DERMAdoctor was not acquired until November 2021.

General and administrative

General and administrative expenses decreased by $0.8 million, or 46%, to $1.0 million for the three months ended September 30, 2022, from $1.8 million for the three months ended September 30, 2021. This decrease was primarily a result of a lower variable compensation and non-cash stock-based compensation expenses recorded in the 2022 period.

Additionally, during the three months ended September 30, 2021, we incurred legal costs in anticipation of the Company’s acquisition of DERMAdoctor with no comparable cost incurred in the 2022 period. Offsetting the decrease in the 2022 period was $0.2 million in DERMAdoctor general and administrative costs and $0.1 million from the amortization of intangibles related to the DERMAdoctor Acquisition recorded in the three months ended September 30, 2022, with no comparable expenses in the 2021 period as DERMAdoctor was not acquired until November 2021.

Non-cash loss on modification of common stock warrants

During the three months ended September 30, 2022, the Company recorded a $1.9 million non-cash loss on modification of common stock warrants, which occurred due to amendments to the Amended July 2020 Warrants and the November 2021 Warrants, as amended, in connection with the 2022 Warrant Reprice Transaction with no comparable result in the prior year period. For additional information regarding the 2022 Warrant Reprice Transaction and their valuation, please see Note 13, “Warrant Liability” and Note 14, “Stockholder’s Equity”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of warrant liabilities

The Company recorded a non-cash gain on changes in fair value of warrant liabilities of $2.4 million for the three months ended September 30, 2022 with no comparable result in the prior year period. For additional information regarding the warrant liability and their valuation, please see Note 13, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Other expense, net

Other expense, net, was $171 thousand for the three months ended September 30, 2022, with no comparable expense in the 2021 period. The expense in 2022 was primarily due to $166 thousand related to the issuance of the September 2022 Warrants. For additional information, please see Note 14, “Stockholder’s Equity”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Dollar	Percent
(in thousands)	2022	2021	Change	Change
Statement of Operations
Sales:
Product revenue, net	$10,743	$7,012	$3,731	53%
Other revenue, net	18	19	(1)	(5%)
Total sales, net	10,761	7,031	3,730	53%

Product cost of goods sold	4,735	2,194	2,541	116%
Gross profit	6,026	4,837	1,189	25%
Operating Expenses:
Research and development	108	36	72	200%
Sales and marketing	5,860	5,942	(82)	(1%)
General and administrative	5,049	4,527	522	12%
Total operating expenses	11,017	10,505	512	5%
Operating loss	(4,991)	(5,668)	677	(12%)

Non-cash loss on modification of common stock warrants	(1,922)	—	(1,922)	(100%)
Non-cash gain on changes in fair value of warrant liabilities	4,470	—	4,470	100%
Non-cash gain on changes in fair value of contingent liability	219	—	219	100%
Other (expense) income	(178)	2	(180)	(9,000%)

Loss before provision for income taxes	(2,402)	(5,666)	3,264	(58%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(2,402)	$(5,666)	$3,264	(58%)

Impact of DERMAdoctor Acquisition

The closing of the DERMAdoctor Acquisition took place on November 5, 2021 (see Note 3, “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Accordingly, the above results and those discussed below for the nine months ended September 30, 2022 include the financial results of DERMAdoctor, with no comparable results for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, this includes product revenue, net, of $3.1 million, product cost of goods sold of $1.9 million, $1.8 million in sales and marketing costs and $0.9 million in general and administrative costs, with no comparable operating results for the nine months ended September 30, 2021.

Effect of Change in Accounting and Revision of Prior Period Financial Statements

As discussed further in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statement in Part I, Item 1 of this report, during the three months ended September 30, 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. While reviewing its accounting policy for fulfillment fees, the Company identified an immaterial error in its previously issued condensed consolidated financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. For the three months ended September 30, 2022, the Company began expensing them as incurred as sales and marketing expenses within the Company’s condensed consolidated statements of operations and comprehensive loss. Changes and revisions to prior period amounts presented in this report have been made to conform to the current period presentations. For the nine months ended September 30, 2022, the result of these changes and revisions was an increase of $1.8 million in product revenue, net, which was offset by an increase of $1.0 million in product cost of goods sold and $0.9 million in sales and marketing expenses. For the nine months ended September 30, 2021, the result of these changes and revisions was an increase of $1.3 million in product revenue, net, which was offset by an increase of $0.6 million in product cost of goods sold and $0.6 million in sales and marketing expenses. These changes and revisions that were applied during the nine month periods ended September 30, 2022 and 2021 did not impact operating loss, net loss and comprehensive loss or net loss per share in the Company’s condensed consolidated statement of operations and comprehensive loss during either of those periods. The changes and revisions also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets as of September 30, 2022, September 30, 2021 or in previously issued annual and quarterly Company financial statements.

Total Sales, Net, Product Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $3.7 million, or 53%, to $10.7 million for the nine months ended September 30, 2022, from $7.0 million for the nine months ended September 30, 2021.

The increase in product revenue, net, was primarily the result of $3.1 million from the sale of DERMAdoctor products during the nine months ended September 30, 2022 with no comparable revenue from DERMAdoctor products during the nine months ended September 30, 2021.

Revenue from Avenova Spray decreased by $0.6 million for the nine months ended September 30, 2022, from $6.4 million for the nine months ended September 30, 2021 to $5.8 million for the nine months ended September 30, 2022. The decrease reflects an unanticipated increase in expired Avenova Spray units returned from retail pharmacies for product purchased prior to the launch of our over-the-counter Avenova Spray product in 2019 and the beginning of the COVID-19 pandemic in 2020. The decrease was also due to an overall decrease in physician dispensed units sold and units sold through the pharmacy channels. These decreases were partially offset by a continued increase in the number of over-the-counter Avenova Spray units sold through online channels. Additionally, the Company recorded an increase of $0.5 million in revenue from other Avenova branded optical products, including the Company’s NovaWipes by Avenova and Avenova Moist Heating Eye Compress Mask.

Additionally, product revenue, net, from the Company’s NeutroPhase and PhaseOne branded wound care products was $0.8 million higher during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Product cost of goods sold increased by $2.5 million, or 116%, to $4.7 million for the nine months ended September 30, 2022, from $2.2 million for the nine months ended September 30, 2021. This increase was primarily due to $1.9 million in product cost of goods sold recognized from the sales of DERMAdoctor products for the nine months ended September 30, 2022, with no comparable product cost of goods sold for the nine months ended September 30, 2021 and product cost of goods sold associated with the increase in wound care products sold during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Gross profit increased by $1.2 million, to $6.0 million for the nine months ended September 30, 2022, from $4.8 million for the nine months ended September 30, 2021, which is a result of the increase in total sales, net, offset by the increase in the product cost of goods sold.

Research and Development

Research and development expenses increased by $72 thousand to $108 thousand for the nine months ended September 30, 2022, from $36 thousand for the nine months ended September 30, 2021.

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million, or 1%, to $5.8 million for the nine months ended September 30, 2022, from $5.9 million for the nine months ended September 30, 2021. The decrease was due to lower digital advertising and related consulting costs incurred in the nine month period ended September 30, 2022. Additionally, results for the nine month period ended September 30, 2021 include marketing costs incurred in conjunction with the Company’s CelleRx Clinical Reset product with no comparable expenditures during the nine months ended September 30, 2022. As previously disclosed, going forward, the Company anticipates focusing sales and marketing resources on the DERMAdoctor brand instead of driving growth of CelleRx Clinical Reset. These decreases were partially offset by $1.8 million in sales and marketing costs incurred for DERMAdoctor products during the nine months ended September 30, 2022, with no comparable expenditures in the 2021 period.

General and Administrative

General and administrative expenses increased by $0.5 million, or 12%, to $5.0 million for the nine months ended September 30, 2022, from $4.5 million for the nine months ended September 30, 2021.

Results for the nine months ended September 30, 2022 include $0.9 million in DERMAdoctor general and administrative costs and $0.3 million from the amortization of intangibles related to the DERMAdoctor Acquisition with no comparable expenses in the 2021 period. Additionally, during the nine months ended September 30, 2021, the Company received an insurance reimbursement for costs incurred in conjunction with a dispute with the Company’s former Interim President and Chief Executive Officer and Chief Financial Officer which reduced general and administrative costs in the 2021 period. Partially offsetting these increases was a decrease in variable compensation and non-cash stock-based compensation expenses recorded in the 2022 period as compared to the 2021 period.

Non-cash loss on modification of common stock warrants

During the nine months ended September 30, 2022, the Company recorded a $1.9 million non-cash loss on modification of common stock warrants, which occurred due to amendments to the Amended July 2020 Warrants and the November 2021 Warrants, as amended, in connection with the 2022 Warrant Reprice Transaction with no comparable result in the prior year period. For additional information regarding the 2022 Warrant Reprice Transaction, please see Note 13, “Warrant Liability” and Note 14, “Stockholder’s Equity”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $4.5 million for the nine months ended September 30, 2022. For additional information regarding the warrant liabilities and their valuation, please see Note 13, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.2 million for the nine months ended September 30, 2022 with no comparable adjustment for the nine months ended September 30, 2021. This contingent liability relates to potential future contingent consideration that may become payable as part of the DERMAdoctor Acquisition if specified milestone events are achieved.

Other (expense) income, net

The other expense, net, was $178 thousand for the nine months ended September 30, 2022 and other income, net, of $2 thousand for the nine months ended September 30, 2021, respectively. The expense in 2022 was primarily due to $166 thousand related to the issuance of the September 2022 Warrants. For additional information, please see Note 14, “Stockholder’s Equity”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents were $3.9 million, compared to $7.5 million as of December 31, 2021. Our cash and cash equivalents include approximately $2.1 million in aggregate gross proceeds received from the 2022 Warrant Reprice Transaction (see Note 14, “Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding the 2022 Warrant Reprice Transaction) that was completed in September 2022. Based primarily on the funds available on September 30, 2022, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the second quarter of 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts (e.g., the conflict between Russia and Ukraine).

The Company’s long-term liquidity needs will be largely determined by the success of commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. In the absence of the Company’s completion of the 2022 Private Placement and one or more additional transactions and/or substantial revenue growth from its commercialization efforts, there will be substantial doubt about the Company's ability to continue as a going concern within one year after the date these unaudited financial statements are issued, and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying unaudited financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $5.4 million for the nine months ended September 30, 2022, which consisted primarily of a net loss of $2.4 million, non-cash loss of $1.9 million on modification of common stock warrants, non-cash gain of $4.5 million on the change in fair value of warrant liability, non-cash gain of $0.2 million on the change in fair value of contingent liability, stock-based compensation expenses of $0.1 million, and a net decrease of $0.8 million in our net operating assets and liabilities.

Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2021, which consisted primarily of a net loss of $5.7 million, stock-based compensation expenses of $0.7 million, and a net change of $42 thousand in our net operating assets and liabilities.

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $112 thousand and $44 thousand, for the nine months ended September 30, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 of $1.6 million was primarily related to the proceeds received in the 2022 Warrant Reprice Transaction partially offset by the repayment of the DERMAdoctor line of credit, which was terminated in the first quarter of 2022.

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

Inflation

Our costs are subject to fluctuations, particularly due to changes in the price of raw and packing materials and the cost of labor, transportation and operating supplies.  Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, costs savings projects and sourcing decisions, while maintaining and improving margins and market share.  Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Dermatology/Skincare Products

Our DERMAdoctor products are sold through third parties such as Costco and others; therefore, we may receive periodic large orders that result in large chunks of revenue that are received in irregular intervals during the year. Historically sales of DERMAdoctor products that contain sunscreen and antiperspirants are higher in the summer seasons and sales of DERMAdoctor products that contain moisturizers are higher in the fall and winter months. In addition, DERMAdoctor products will typically experience an uptick in sales during the fourth quarter around the holidays of each country in which its products are sold, particularly in the United States and China.

Contractual Obligations

Our contractual cash commitments as of September 30, 2022 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$532	$1,446	$412	$—	$2,390
Equipment leases	1	—	—	—	1
Total	$533	$1,446	$412	$—	$2,391

Our commitments as of September 30, 2022 consisted primarily of facility operating leases and an operating lease for two copiers.

The total commitment for the facility leases as of September 30, 2022 was $2.3 million due over the leases’ terms, compared to $0.5 million as of December 31, 2021.

We had an operating lease for two copiers as of September 30, 2022. The total commitment for the lease as of September 30, 2022 was $1 thousand due over the lease terms, compared to $13 thousand as of December 31, 2021. The copier lease term is scheduled to expire in November 2022.

See Note 12, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at September 30, 2022 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2022 and December 31, 2021, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The “Legal Matters” section of Note 12. “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

While, as a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide updated quarterly information under this Item, we are providing the below disclosure as additional material risks we face.

For additional information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022.

Risks Relating to Owning Our Common Stock

There is uncertainty about our ability to continue as a going concern.

We have sustained operating losses for the majority of our corporate history and expect that our 2022 expenses will exceed our 2022 revenues, as we continue to invest in our Avenova and DERMAdoctor commercialization efforts. Our operating cash flow is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. We expect that the net proceeds from the 2022 Warrant Reprice Transaction may only provide adequate working capital into at least the second quarter of 2023, or into at least the fourth quarter of 2023, assuming the completion of the 2022 Private Placement. As such, additional funding or substantial revenue growth will be needed in both the short- and long-term in order to pursue our business plan. These circumstances raise doubt about our ability to continue as a going concern, which depends on our ability to raise capital to fund our current operations.

If we are unable to comply with the continued listing requirements of the NYSE American and satisfy the obligations set forth in the Deficiency Letter, then our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. For example, the NYSE American Company Guide (the “Company Guide”) provides that the NYSE American may suspend or remove from listing any common stock selling for a substantial period of time at a low price per share, if the issuer shall fail to effect a reverse split of such shares within a reasonable time after being notified that NYSE American deems such action to be appropriate under all the circumstances.

On October 3, 2022, we received a notification (“Deficiency Letter”) from the NYSE American stating that we are not in compliance with certain NYSE American continued listing standards. Specifically, the Deficiency Letter indicated that the Company is not in compliance with Section 1003(f)(v) of the Company Guide because the NYSE American staff determined that our common stock has been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide and as provided in the Deficiency Letter, the Company’s continued listing is predicated on it effecting the Reverse Stock Split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American staff determined to be no later than April 3, 2023. The Deficiency Letter further stated that as a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless we cure the deficiency in a timely manner.

Our Board of Directors has unanimously approved, and has recommended that our stockholders approve, an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split, which stockholders subsequently approved on November 10, 2022. However, we cannot assure you that the Reverse Stock Split will be sufficient to enable the Company to maintain its listing on the NYSE American. Therefore, there is a continued risk that our common stock will be delisted if action is not taken to the satisfaction of the NYSE American.

If the NYSE American delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect the common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;
●	substantially impair our ability to raise additional funds;
●	result in a loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;
●

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●

potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on the NYSE American, our common stock qualifies as a covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE American, our common stock would not be a covered security and we would be subject to regulation in each state in which we offer our securities.

Risks Related to the 2022 Warrant Reprice Transaction and 2022 Private Placement

As a result of the warrants that we issued in connection with the 2022 Warrant Reprice Transaction and the securities we expect to issue in the 2022 Private Placement, our stockholders will experience significant dilution as a result of the issuance of shares of our common stock upon future exercise of the related warrants, and if issued, the conversion of the Series C Preferred Stock.

When exercisable, the November 2021 Warrants, as amended, and the Amended July 2020 Warrants, will be exercisable for 30,825,000 underlying shares of common stock and the September 2022 Warrants will be exercisable for 11,475,000 underlying shares of common stock. In addition, upon completion of the 2022 Private Placement, 3,250 shares of Series C Preferred Stock will be issued and will be immediately convertible into 18,057,000 shares of common stock (subject to potential increase or other adjustment in the number of shares due to applicable anti-dilution adjustments), the Series A-1 Warrants will be exercisable for 18,055,557 underlying shares of common stock and the Series A-2 Warrants will be exercisable for 18,055,557 underlying shares of common stock. Accordingly, as a result of the 2022 Warrant Reprice Transaction and, if completed, the 2022 Private Placement, an aggregate of 96,468,114 shares of common stock could become issuable, subject to potential increase in the number of shares due to applicable anti-dilution adjustments. Also, an additional 35,510,720 shares of common stock became issuable upon conversion of the Series B Preferred Stock as a result of the automatic anti-dilution adjustment that occurred pursuant to of the Certificate of Designation for the Series B Preferred Stock. Accordingly, upon the conversion or exercise (as applicable) of some or all of the securities issued in the 2022 Warrant Reprice Transaction, or to be issued in the 2022 Private Placement, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution.

In addition, if the Reverse Stock Split is effected, there will be a significant number of additional authorized shares of common stock that we may issue in the future, which our Board of Directors will have discretion to issue in the future, including, without limitation, in connection with future capital raise transactions and financings, except to the extent prohibited or limited for a period of time by the terms of the 2022 Private Placement. Stockholders will not have a right to approve any such issuances or transactions, unless required by our governing documents or applicable law, and any such issuance of our common stock in the future may be dilutive to stockholders.

If we offer common stock or other securities in the future and the price that we sell those securities for is less than the current conversion price of our Series B Preferred Stock that was recently adjusted or, when and if issued, the Series C Preferred Stock, then we will be required to issue additional shares of common stock to the holders of the Series B Preferred Stock and/or Series C Preferred Stock, as the case may be, upon conversion, which will be dilutive to all of our other stockholders.

The Certificate of Designation for the Series B Preferred Stock contains, and the Certificate of Designation for the Series C Preferred Stock is expected to contain, anti-dilution provisions that require the lowering of the conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued by us in subsequent offerings, if lower than the current conversion price. A reduction in the conversion price of either series of preferred stock will result in a greater number of shares of common stock being issuable upon conversion of such preferred stock for no additional consideration, causing greater dilution to our stockholders. For example, as described above, the consummation of the 2022 Warrant Reprice Transactions triggered the anti-dilution protection in the Series B Certificate of Designation, and as a result there are now an additional 35,510,720 shares of common stock that are issuable upon conversion of the shares of Series B Preferred Stock outstanding as of the date of this prospectus. Furthermore, as there is no floor on the conversion price, we cannot determine the total number of shares issuable upon conversion. In addition, it is possible that when the Reverse Stock Split becomes effective, we may not have a sufficient number of authorized and available shares to satisfy the conversion of the Series B Preferred Stock and/or Series C Preferred Stock, as the case may be, if we enter into a future transaction that reduces the applicable conversion price.

Risks Relating to the Proposed Reverse Stock Split

The proposed Reverse Stock Split, if effected, may not increase our stock price, and could lead to a decrease in our overall market capitalization.

We expect that the Reverse Stock Split, if effected, will increase the per share trading price of our common stock. However, the market price per share of our common stock after the Reverse Stock Split may not rise (or remain constant) in proportion to the reduction in the number of shares of common stock outstanding before the Reverse Stock Split. We cannot predict the effect of the Reverse Stock Split on the per share trading price of our common stock, and the history of reverse stock splits for other companies is varied, particularly since some investors may view a reverse stock split negatively. In many cases, the market price of a company’s shares declines after a reverse stock split, or the market price of a company’s shares immediately after a reverse stock split does not reflect a proportionate or mathematical adjustment to the market price based on the ratio of the reverse stock split. Accordingly, our total market capitalization after the Reverse Stock Split, if approved and effective, may be lower than our total market capitalization before the Reverse Stock Split, and it is possible that the Reverse Stock Split may not result in a per share trading price that would attract investors who do not trade in lower priced stocks.

Even if the Reverse Stock Split is implemented, the per share trading price of our common stock may decrease due to factors unrelated to the Reverse Stock Split. Other factors, such as our financial results, market conditions and the market perception of our business, may adversely affect the per share trading price of our common stock. As a result, we cannot assure you that the Reverse Stock Split, if completed, will result in the benefits that we anticipate, that the per share trading price of our common stock will increase following the Reverse Stock Split or that the per share trading price of our common stock will not decrease in the future.

The proposed Reverse Stock Split, if approved by stockholders and effected, may decrease the liquidity of our common stock.

The liquidity of our common stock may be harmed by the proposed Reverse Stock Split, given the reduced number of shares that would be outstanding after the Reverse Stock Split, particularly if the per share trading price does not increase proportionately as a result of the Reverse Stock Split. While our Board of Directors believes that a higher stock price may help generate the interest of new investors, the Reverse Stock Split may not result in a per-share price that will attract certain types of investors, such as institutional investors or investment funds, and such share price may not satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not improve as a result of a Reverse Stock Split and could be adversely affect by a higher per share price. Accordingly, the Reverse Stock Split may not increase marketability of our common stock. In addition, investors might consider the increased proportion of unissued authorized shares to issued shares to have an anti-takeover effect under certain circumstances, because the proportion allows for dilutive issuances that could prevent certain stockholders from changing the composition of the Board of Directors or render tender offers for a combination with another entity more difficult.

The proposed Reverse Stock Split, if effected, may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

If the proposed Reverse Stock Split is implemented, it will increase the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own less than 100 shares of our common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their shares of common stock.

The proposed Reverse Stock Split, if effected, will result in a significant increase in our authorized common stock and may result in future dilution to our stockholders.

The Reverse Stock Split will reduce the number of outstanding shares of our common stock without a proportionate reduction in the number of shares of authorized but unissued common stock in the Company’s Amended and Restated Certificate of Incorporation, as amended,, which will give the Company a significantly larger number of authorized shares, as a percentage of total outstanding shares, available for future issuance without further stockholder action, except as may be required by applicable laws or the rules of any stock exchange on which our common stock is listed. The issuance of additional shares of common stock may have a dilutive effect on the ownership of existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amended and Restated Bylaws	10-K	001-33678	3.7	3/29/2022
3.8**	Form of Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.1	9/13/2022
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of November 2021 Warrant	8-K	001-33678	4.1	11/01/2021
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of November 2021 Warrant (as amended)	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant for (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8**	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9**	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
10.1*	Form of 2020 Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.2*	Form of 2021 Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.3*	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.4**	Form of Registration Rights Agreement	8-K	001-33678	10.4	9/13/2022
10.5	Form of Participant Voting Commitment	8-K	001-33678	10.5	9/13/2022
10.6	Form of Additional Voting Commitment	8-K	001-33678	10.6	9/13/2022
10.7	Form of Leak-Out Agreement	8-K	001-33678	10.7	9/13/2022

31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
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

** These documents are not currently effective and will be entered into and become effective only if the 2022 Private Placement is completed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: November 14, 2022
	By:	/s/ Andrew Jones
Andrew Jones Chief Financial Officer (principal financial officer)