Form 10-K
period 2022-12-31
NovaBay Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE American, was approximately $10,875,498. This figure excludes an aggregate of 286,039 shares of common stock held by affiliates, including officers and directors, as of June 30, 2022 (as adjusted for the registrant’s 1-for-35 reverse stock split, effective November 15, 2022). Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 27, 2023, there were 2,035,444 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information not otherwise provided herein that is required by Part III of this Form 10-K will be incorporated by reference from the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the Registrant’s year ended December 31, 2022.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and its wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns over 40 live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “PhaseOne®”, “NeutroPhase®”, “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®”, “KP Duty®” and depictions of Dr. Audrey Kunin, some of which are held directly by NovaBay and others by our wholly-owned subsidiary DERMAdoctor.

On November 15, 2022, the Company effected a 1-for-35 reverse stock split of its common stock (the “Reverse Stock Split”). The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on our management's current beliefs, expectations and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements regarding additional capital needed to finance our operations, uncertainty regarding our ability to continue as a going concern, our product candidates, market opportunities, competitors, business plan and strategies, anticipated trends and challenges in our business and the markets in which we operate, and anticipated expenses and capital requirements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of this report, and in cautionary language contained elsewhere in this report. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements in this report. You should read this report and the documents that we reference and have filed as exhibits thoroughly and with the understanding that forward-looking statements represent our management’s beliefs, expectations and assumptions only as of the date of this report and our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly after the date of this report, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

NovaBay Pharmaceuticals, Inc. develops and sells scientifically-created and clinically-proven eyecare, skincare and wound care products.

Our leading product, Avenova® Antimicrobial Lid and Lash Solution (“Avenova Spray”), is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek eyelid and eyelash mirror by Avenova.

Through our subsidiary DERMAdoctor, LLC (“DERMAdoctor”), we offer over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021 (the “DERMAdoctor Acquisition”), and since completing this transaction we have been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives contemplated by the acquisition, including revenue growth, cost reductions and overall profitability. We were not able to achieve these objectives in fiscal 2022, as DERMAdoctor’s product revenue declined in 2022 compared tour expectations, while operating costs relating to these products increased. We continue to work to achieve these objectives, as well as continuing to evaluate additional strategies for our Company and its business to address our capital and liquidity needs as discussed in this Item 1 below under “Our Capital Requirements and Strategic Initiatives”.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. We currently sell these products through distributors.

Our Products and Marketing Approach

Avenova Branded Eyecare Products

Avenova Spray is a proprietary form of hypochlorous acid that acts as an antimicrobial solution and has been shown to neutralize bacterial toxins in laboratory tests. Because it is a gentle isotonic solution, it is well suited for daily use on the lids and lashes. Avenova Spray offers distinct advantages when compared to alternative lid and lash regimens that contain soaps, bleach, and other impurities, as Avenova Spray removes unwanted microorganisms from the skin without the use of these harmful ingredients. Avenova Spray’s target market is the millions of Americans who suffer from minor irritation of the skin around the eye (commonly referred to as blepharitis) as well as anyone who suffers from dry eye (commonly described as a gritty sandy sensation while blinking). Avenova Spray is available both over-the-counter and as a prescription. We primarily promote Avenova Spray directly to consumers on Amazon.com and Avenova.com. In total, this was our leading sales channel by unit sales and net revenue in 2022. Prescription Avenova Spray is available at optometrists’ and ophthalmologists’ offices, through our physician dispensed channel, and at most retail pharmacies across all 50 states.

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

Support from ophthalmologists and optometrists for Avenova Spray remains strong. Continuous endorsement of medical professionals for Avenova has created a “doctor recommended” halo effect around our brand. This is a key differentiating factor in a crowded consumer space and is a result of our high quality and reliable efficacy. Our physician dispensed channel is particularly important in this regard as it gives patients the opportunity to purchase Avenova Spray conveniently and immediately upon recommendation in the doctor’s office. We believe this also creates repeat Avenova Spray customers who subsequently purchase Avenova Spray and other Avenova branded products through other channels.

We also make prescription Avenova Spray accessible nationwide in nearly all retail pharmacies across the United States through agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation. We continue to build our prescription business under a value pricing model. We maintain a rebate program for electronic payment transactions and in the form of instant rebate cards. The rebate cards are intended to be used by patients who either do not have insurance coverage or whose insurance coverage does not cover Avenova Spray, thereby lowering the price for the patient at the pharmacy.

We also have agreements with select preferred pharmacy networks through our Partner Pharmacy Program. These agreements provide greater control over the patient experience at consistent contract pricing. Our Partner Pharmacy Program also ensures that proper insurance reimbursement occurs, and that our patients are receiving the best possible price. In 2021, we added ImprimisRx, one of the nation’s leading ophthalmology-focused pharmaceutical businesses, to our Partner Pharmacy Program.

DERMAdoctor Branded Dermatology Products

Through the DERMAdoctor Acquisition, we added a comprehensive portfolio of dermatological solutions to address common skincare concerns including: keratosis pilaris, rosacea and eczema, anti-aging, hyperhidrosis, excessive hair, and acne. These products are organized into several product families, including: (i) Kakadu C®; (ii) KP Duty®; (iii) Total Non-scents Antiperspirant; (iv) Wrinkle Revenge®; (v) AIN’T Misbehavin’®; and (vi) Calm, Cool & Corrected®. DERMAdoctor continues to develop its pipeline of additional new products to address a variety of common skin conditions.

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

Our marketing strategy for the DERMAdoctor brand is to focus on educating our target consumers about the unique attributes of such products, developing intimate relationships with these consumers and capitalizing on our omni-channel distribution strategy to effectively reach and engage these consumers. Our target demographic for the DERMAdoctor brand encompasses women between the ages of 25 to 65 who have a college education and an above average household income.

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

Both NeutroPhase and PhaseOne compete in a crowded wound cleanser market with many older and lower-priced products with similar uses, such as Vashe and Betadine Surgical Scrub. However, we believe our NeutroPhase and PhaseOne solutions have distinct competitive advantages because they are made without the toxic chemicals found in other products. NeutroPhase and PhaseOne are gentle, non-irritating, and non-sensitizing to skin and new tissue. PhaseOne is distributed through commercial partners in the United States, and NeutroPhase is distributed in China by Pioneer Pharma (Hong Kong) Company Ltd., who is also a stockholder of our Company.

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

For the Avenova Spray, we currently outsource manufacturing to a contract manufacturer with facilities located in the United States. For our DERMAdoctor products, we also use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components, and packaging products and to manufacture finished products relating to the DERMAdoctor brand. We utilize several different product fillers and numerous ingredient and packaging suppliers from which we source and contract the manufactures of our DERMAdoctor products.

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

Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. We rely on patents, trademarks, trade secrets and know-how to maintain our competitive position. We own over 40 live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “PhaseOne®”, “NeutroPhase®”, “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®”, “KP Duty®” and depictions of Dr. Audrey Kunin, some of which are held directly by NovaBay and others by our wholly-owned subsidiary DERMAdoctor.

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

Research and Development

DERMAdoctor focuses a significant portion of its product development efforts on creating new products and improving existing products based on feedback and suggestions from its consumers. Many of these suggestions are the catalyst for new DERMAdoctor product development, as well as product extensions. DERMAdoctor’s testing activities are performed by laboratories with ISO 17025 accreditation and FDA registration. The finished products DERMAdoctor develops, including packaging, must meet adequate quality control, and performance tests before they are marketed. For the years ended December 31, 2022 and 2021, we incurred total research and development expenses of approximately $174 thousand and $44 thousand, respectively.

Seasonality

Avenova Branded Products

Consistent with our peers in the United States pharmaceutical industry, prescriptions for Avenova Spray experience seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins. Sales of Avenova Spray through non-prescription channels, along with the other Avenova branded products, experience less seasonality with demands, with more consistent sales throughout the year.

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

Our Capital Requirements and Strategic Initiatives

In our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 11, 2022 and November 14, 2022, and this annual report on Form 10-K, we reported that based primarily on the funds available as of June 30, 2022, September 30, 2022 and December 31, 2022, respectively, that we expected our expenses will continue to exceed our revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Further, based on the amount of capital and liquidity that we had available at such time, we determined that our planned operations raised substantial doubt about our ability to continue as a going concern. Additionally, we noted that changing circumstances may cause us to expend cash significantly faster than currently anticipated or planned, and that we may need to spend more cash than expected because of circumstances beyond our control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts (e.g., the conflict between Russia and Ukraine).

To help address our need for liquidity and capital to fund our planned operations, we entered into two financing transactions on September 9, 2022, which resulted in our Company raising approximately $5.3 million of gross proceeds, as summarized below. In connection with these transactions, we completed a 1-for-35 reverse stock split of our common stock that was effective on November 15, 2022 (the “Reverse Stock Split”).

2022 Financing Transactions

On September 9, 2022, we entered into certain letter agreements and completed a warrant reprice transaction (the “2022 Warrant Reprice Transaction”) with each holder of the common stock purchase warrants (the “November 2021 Warrants”) that we issued in our November 2021 private placement (the “2021 Private Placement”) and with certain holders of the common stock purchase warrants that we issued in a private placement that was part of a warrant reprice transaction in July 2020 (the “July 2020 Warrants”) (the “Warrant Reprice Transaction”). The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million. Pursuant to the terms of the letter agreements, the November 2021 Warrants (“Amended November 2021 Warrants”) and the July 2020 Warrants (“Amended July 2020 Warrants”) were amended to: (i) reduce the exercise price; (ii) provide that such warrants would not be exercisable until a later date, March 9, 2023; and (iii) in the case of the November 2021 Warrants, extend the termination date to September 11, 2028. Additionally, in connection with the 2022 Warrant Reprice Transaction, we issued to certain participants in the 2022 Warrant Reprice Transaction that exercised their Amended November 2021 Warrants and their Amended July 2020 Warrants, new common stock purchase warrants (the “September 2022 Warrants”) to purchase a number of shares of common stock equal to 100% of the number of shares that a participant exercised under its November 2021 Warrant or Amended July 2020 Warrant. The September 2022 Warrants are exercisable for an aggregate of 327,860 shares of common stock at an exercise price of $6.30 per share and expire on September 11, 2028.

Concurrent with the 2022 Warrant Reprice Transaction, we entered into a private placement transaction with accredited investors (the “2022 Private Placement”) to sell, pursuant to the Securities Purchase Agreement, dated September 9, 2022 (the “2022 Securities Purchase Agreement”), units consisting of (i) 3,250 shares of Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), convertible into an aggregate of 516,750 shares of common stock, (ii) a short-term Series A-1 warrant to purchase common stock (“Short-Term Warrants”), which are exercisable for 515,876 shares of common stock at an exercise price of $6.30 per share for a period of eighteen (18) months after the date of issuance and (iii) a long-term Series A-2 warrant to purchase common stock (“Long-Term Warrants” and, together with the Short-Term Warrants, the “2022 Warrants”), which are exercisable for 515,876 shares of common stock at an exercise price of $6.30 per share for a period of six (6) years after the date of issuance. On November 18, 2022, we closed the 2022 Private Placement and received gross proceeds of $3.2 million from the sale of the Series C Preferred Stock and the 2022 Warrants.

Ongoing Strategic Initiatives

While the 2022 Warrant Reprice Transaction and the 2022 Private Placement provided needed capital for the continuing operation of our business, additional funding or substantial revenue growth will be needed in both the short- and long-term in order to continue the operation of our business according to our existing business plan. In addition to strategies to grow our revenue in fiscal year 2023 and improve liquidity, we are taking steps to reduce our operating expenses, including through streamlining operations and reducing or eliminating excess costs. Further, we are continuing to evaluate our current business plan and potential changes to our business and strategic direction. If we do not raise additional capital or our revenues do not reach sufficient levels in the near term, then we may need to implement additional cost reduction measures and make changes to our current business plan and strategic direction. Such changes may include altering our existing operations and/or pursing a strategic transaction, such as a divestiture of certain of a business or product line and related assets. We are continuing to work diligently to improve the capital, liquidity and overall financial condition of our Company.

For additional information regarding the Company’s going concern determination, plans to fund operations and ongoing strategic initiatives, see the sections captioned “Recent Developments” and “Financial Condition, Liquidity and Capital Resources” contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and within Note 1, “Organization” in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

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

Human Resources

As of December 31, 2022, on a consolidated basis, we had a total of 33 employees, 29 of whom were full-time employees and 4 were part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We comply with the latest employment best practices and consider our relationship with our employees to be good.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our corporate website, located at www.novabay.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website is not part of this annual report on Form 10-K. The SEC also maintains an Internet site that contains reports, proxy, information statements and other information regarding issuers at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this report and our other filings with the SEC before deciding to buy, sell or hold our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and the market price of our common stock could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our Company, but those that we consider to be material. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Please also read carefully the section in this report above entitled “Special Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business

There is uncertainty about our ability to continue as a going concern.

We have sustained operating losses for the majority of our corporate history. In fiscal 2022, our expenses exceeded our revenues, as we continue to invest in our Avenova and DERMAdoctor commercialization efforts. We will need to generate significant revenues to achieve and maintain profitability, which we have not been able to achieve to date. Our operating cash flow currently is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, our current cash resources are not sufficient to fund operations at the expected level of activity beyond the third quarter of 2023. As such, additional funding or substantial revenue growth will be needed in both the short- and long-term in order to pursue our business plan. We are continuing to evaluate our current business plan and potential changes to our business and strategic direction. If we do not raise additional capital or our revenues do not reach sufficient levels in the near term, then we may need to implement additional cost reduction measures and changes to our current business plan and strategic direction. Such changes may include altering our existing operations and/or pursing a strategic transaction, such as a divestiture of certain business or product lines and related assets. As a result of these circumstances, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. Future reports on our financial statements may continue to include such disclosures. If we cannot continue as a going concern, our stockholders may lose their entire investment in our securities.

We require additional capital to finance our operations as currently conducted, which may not be available to us on acceptable terms or at all and may result in dilution to our existing stockholders.

Our current cash resources are not sufficient to fund operations at the expected level of activity beyond the third quarter of 2023, and we therefore require additional capital to fund our operations.  As of December 31, 2022, our cash and cash equivalents were $5.4 million and we had an accumulated deficit of $158.2 million. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms or at all when needed, we may have to implement additional cost reduction measures and/or make changes to our current business, which may have a material adverse effect on our business, financial condition, and results of operations.

Our business may be adversely affected by the continuing coronavirus outbreak.

The COVID-19 pandemic has had and continues to have widespread, evolving, and unpredictable impacts on global society, economies, financial markets and business practices. Overall, the impact of COVID-19 to date has been minimal on the sales of Avenova Spray and the sales of DERMAdoctor products as an increase in online sales has made up for the decrease in revenue from other channels. DERMAdoctor shifted from brick-and-mortar retail partners to online direct-to-consumer marketing during pandemic related shutdowns. Although we and DERMAdoctor have not experienced a material disruption in our supply chain to date due to COVID-19, as the pandemic continues and regions face resurgence of COVID-19, including variants of the virus, and outbreaks of other contagious diseases and related uncertainties, the availability of raw materials, goods and/or services from our suppliers could be disrupted and/or not provided in a timely manner or in the quantities that we require in order to operate our business in the ordinary course, which could materially and adversely affect our product sales, customer service levels and our overall business. In addition, any increases in the costs of goods and services for our business that could result from such disruptions in our supply chain or as a result of inflation in the overall costs of goods and services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations.

Our future success is largely dependent on the successful commercialization of our products, particularly Avenova Spray and our DERMAdoctor products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products, including Avenova Spray and our DERMAdoctor products. While we believe we are working to create an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova branded, and/or our DERMAdoctor branded products, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

Acceptance and use of Avenova and/or DERMAdoctor branded products by physicians, retail partners, wholesale customers and other customers may depend on a number of factors including: (i) perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products; (ii) published studies demonstrating the cost-effectiveness of our products relative to competing products; (iii) availability of reimbursement for our products from government or commercial payers as relates to Avenova Spray; and (iv) effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any. The failure of any of our products to find market acceptance would harm our business and could require us to seek additional financing to fund our operations.

Goodwill, intangible and other assets from our DERMAdoctor Acquisition have become impaired which adversely impacted our profitability in 2022, and we may be required to record additional charges to earnings if there is further impairment in the future

We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Additionally, at least annually at year end, or more frequently at interim periods, we periodically review our intangible and other long-lived assets for impairment. During the fourth quarter of 2022, we performed our annual testing for goodwill, intangible and other long-lived asset impairment which resulted in us recording a goodwill, intangible and other asset impairment charge of an aggregate of $6.7 million relating to our DERMAdoctor business for the year ended December 31, 2022, which significantly increased our net losses for the year. In the future, we may be required to record an additional significant charge to our earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined. This could have a material adverse impact on our business, financial condition, results of operations and stock price.

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

For our DERMAdoctor products that operate in the skincare and beauty industries, we also face vigorous competition from companies globally, including large multinational consumer products companies that have many skincare brands under ownership and standalone skincare brands, including those that may target the latest trends or specific distribution channels. The skincare and beauty industries are highly competitive and subject to rapid changes due to consumer preferences and industry trends. Competition in the skincare industry is generally based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels. Our skincare and other beauty products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies like Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., Johnson & Johnson, Inc., L’Oréal Group, Shiseido, Coty, Mary Kay, Inc. and The Proctor & Gamble Company, each of which have launched skincare brands. In addition, we compete with brands including Dr. Dennis Gross, Kate Somerville, Murad, Perricone M.D., Dr. Brandt, Clarins, Clinique, Dermalogica, Exuviance, La Roche-Posay and Vichy. Additionally, competition may increase as existing competitors enhance their offerings or additional companies enter our markets or modify their existing products to compete directly with our products.

These companies that we compete against in the eyecare, skincare and beauty industries may have substantially greater financial, technical and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Larger competitors in the skincare and beauty industry have substantially greater financial resources for new product research, development and commercialization, both in the U.S. and/or internationally, on a scale that our operations and financial resources are not able to match making it difficult for us to compete with these companies. Additionally, these larger competitors are able to manufacture and maintain product inventories for longer periods of time for the commercialization of their products then we are able to due to our more limited capital resources and liquidity. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, our products may be rendered obsolete or non-competitive. In addition, if our competitors develop more effective or affordable products, or achieve earlier intellectual property protection or product commercialization than we do, our operating results will materially suffer. Competition may increase further as existing competitors enhance their offerings or additional companies enter our markets or modify their existing products to compete directly with our products. We may not be able to sustain growth as competitive pressures, including pricing pressure from competitors, increase. Our ability to compete depends on the continued strength of our brand and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third parties to supply raw materials used in our products and to manufacture our products. Any interruption or failure by these suppliers or other disruptions to our supply chain may materially adversely affect our business, financial condition, results of operations and cash flows.

Our ability to make, move, and sell our products is critical to our success. Prior to the DERMAdoctor Acquisition we have historically predominately relied on a single product, Avenova Spray, for our primary revenue stream, which is comprised of our proprietary, stable and pure form of hypochlorous acid. In acquiring DERMAdoctor, we greatly expanded our product offerings and operations, as DERMAdoctor has an extensive global platform, currently selling over 30 dermatologist-developed products in the U.S. and various other countries, with over 40 commercial relationships that supply its products from around the globe. While product sales in the United States have historically driven DERMAdoctor’s revenue, it has strategically sought international opportunities for the sale and distribution of its products. DERMAdoctor’s products are currently offered internationally in China, the Middle East, Europe, Canada, and Central and South America. With this larger operational business and range of product offerings around the globe, comes additional opportunity for us, as well as corresponding additional operating costs and risks in certain areas. A key risk area, which is emphasized further by the current pandemic environment and conflict between Russia and Ukraine, is that of supply chain risk. Our subsidiary, DERMAdoctor, also uses third party contract manufacturers and suppliers, some internationally, to obtain substantially all raw materials, components, and packaging products and to manufacture finished products.

Damage or disruption to our supply chain, including third-party manufacturing, assembly or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 pandemic), strikes, government action, armed conflict, war (such as the conflict between Russia and Ukraine) or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results.

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

DERMAdoctor’s operating results are dependent on sales to a few significant retail partners and wholesale customers and the loss of, or substantial decline in, sales or increase in costs to sell our products to one or more of these retail partners and/or wholesale customers could have a material adverse effect on our expected future revenues and profitability.

Retail partners and wholesale partners that purchase our DERMAdoctor products account for most of net sales revenue, and the loss of all or a portion of the sales to any one of these customers could have a material adverse effect on the results of operations generated by the DERMAdoctor business. A small group of retail partners and wholesale customers accounted for most of DERMAdoctor’s gross sales revenue for 2022, which we expect to continue for the foreseeable future. Although DERMAdoctor developed long-standing relationships with its major retail partners and wholesale customers, it generally does not, consistent with industry norms, have written agreements or advance commitments that require these retail partners or wholesale customers to buy from DERMAdoctor or to purchase a minimum amount of DERMAdoctor products. As a result, these retail partners and wholesale customers are not contractually committed to purchase specified quantities of DERMAdoctor products from us at specific times, and, therefore, the product quantities and the purchasing cycles for such products are difficult to predict and may fluctuate each year. Wholesale customers generally place large orders shortly before such products are needed. Therefore, our DERMAdoctor business relies on both having available capital resources to produce such products and its third-party suppliers and manufacturers to be able to quickly respond to DERMAdoctor product needs. If we do not have the capital resources and/or such supply chain is interrupted, it could cause a material adverse effect on our business, reputation with our wholesale customers and our financial condition and results of operations. In fiscal 2022, we experienced a decline from our retail partners and wholesale customers in amount and frequency of sales of DERMAdoctor products in the fourth quarter of 2022 compared to sales from the fourth quarter in 2021, and we expect that this may continue into 2023 with inflationary and/or recessionary conditions in the U.S. and internationally adversely impacting consumer demand for discretionary premium products such as those in the beauty and skincare industry. Additionally, certain of our online retail partners increased the fulfillment fees they charged us for sales of our products through their platform, which increased our cost of sales and adversely impacted our gross profit in 2022.

If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net revenues or working capital could be negatively impacted.

Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, including our DERMAdoctor products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our reputation, net sales, working capital or cash flows from working capital, or cause us to incur excess and obsolete inventory charges. We also could have inadequate inventories which could hinder our ability to meet demand, including those of our wholesale and other customers and our retail partners of DERMAdoctor and Avenova branded products. We have sought and continue to seek to improve our payable terms, which could adversely affect our relations with our suppliers. In addition, we have significant working capital needs to meet customer demand for DERMAdoctor products, as the nature of the DERMAdoctor business requires us to produce and maintain certain inventory levels to fulfill our customer and retail partner demand. We generally finance our working capital needs through our cash and cash flows from operations, and if we do not have enough cash and cash flows from our operations, then we may not be able to produce the inventories required to meet demand, which could result in a loss of sales, the loss of wholesale customers and/or retail partners and adversely impact our reputation.

Potential disruptions to our distribution facility could cause interruptions or delays in our business and adversely affect our net sales and results of operations.

Our ability to meet the needs of our consumers and retail customers depends on the proper operation of our Riverside, Missouri distribution facility, where a significant portion of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facility, and any loss, damage or disruption of this facility, or loss or damage of the inventory and contents stored there, could materially and adversely affect our business, financial condition and results of operations. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause loss of inventory and interruptions or delays in our business and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Our warehouse is located in an area that has historically been subject to severe storms and tornados. This increases our susceptibility to the risk that severe weather conditions could harm the operations of our distribution facility. In the event that a storm, tornado, fire, natural disaster, or other catastrophic event were to destroy a significant part of the facility or interrupt our operations for an extended period of time, our net sales could be reduced, and our results of operations could be harmed.

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

Adverse U.S. or international economic and political conditions could negatively affect our business, financial condition and results of operations.

Our business is sensitive to general economic conditions and consumer spending. Therefore, we face risks associated with U.S. and international economic conditions, including a recession or other economic downturn, and are subject to events beyond our control including armed conflict, war, public health crises (such as the COVID-19 pandemic), trade disputes, economic sanctions, and their collateral impacts. In particular, consumer spending on discretionary premium items such as skincare and beauty products, as well as eyecare products, is influenced and may be impacted by general economic conditions, wage and salary levels, trends in consumer confidence and spending, interest rates, inflation, and the availability of discretionary income and consumer credit. Accordingly, adverse U.S. or international economic conditions, including recessionary conditions, or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, poses a risk to our business. A further and future decline in consumer spending or in retailer and consumer confidence and demand for discretionary premium products such as our beauty and skincare products, would have a significant negative impact on our net sales and our profitability. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. In addition, deterioration in global financial markets could make future financing difficult or more expensive, which could have a material adverse effect on our ability to finance the acquisition of inventory for sale to our customers. Abrupt political change, terrorist activity, and armed conflict and any escalation or expansion thereof, pose a risk of further general economic disruption. In February 2022, armed conflict escalated between Russia and Ukraine and has been ongoing since such time. The sanctions imposed by the U.S. and other countries against Russia following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict continue to escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

Our ability to continue commercializing Avenova Spray and generating revenue from Avenova Spray depends upon, among other things:

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

Revenue from the Avenova brand will be subject to, among other things, regulatory and commercial and market uncertainties that may be outside of our control. The clearance that we have received from the FDA for our Avenova Spray, NeutroPhase, PhaseOne and other products is subject to strict limitations on the indicated uses for which the products may be marketed. The labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping for all our products, including those that are not subject to FDA clearance, are subject to extensive regulatory requirements.

In addition, there can be no assurance that government regulations applicable to our products will not change and thereby prevent the marketing of some or all our products for a period of time or permanently. The FDA’s policies may change and additional government regulations may be enacted that could modify, prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or in other countries. We cannot guarantee that Avenova Spray, our other cleared products, or products that may be approved or cleared for marketing in the future, will not be materially adversely impacted by a change in industry standards or regulations. If changes to industry standards, practices or regulations applicable to Avenova Spray or our other cleared products that we may market and sell in the future cause a delay in continued commercialization or if we cannot make a change to satisfy the industry standards, practices or regulations, we may not be able to meet market demand which may have a materially adverse effect on our business, financial condition, results of operations, and prospects.

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

The FDA and other governmental authorities require that all our products, including those of DERMAdoctor, be manufactured in strict compliance with federal Quality Systems Regulations (“QSR”) and other applicable government regulations and corresponding foreign standards. We do not currently operate manufacturing facilities for production of our products. As a result, we have partnered with third parties to manufacture our products or rely on contract manufacturers to supply, store and distribute our products and help us meet legal requirements. As we have limited control over our commercial partners, any performance failure on their part (including failure to deliver compliant, quality components or finished goods on a timely basis or properly branded products) could affect the commercialization of our products, producing additional losses and reducing or delaying product revenues. If any of our commercial partners or manufacturers have violated or is alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer significant financial, operational and reputational harm or other negative outcomes, including costly corrective actions, including suspending manufacturing operations, changing product formulations, suspending sales of nonconforming products, or initiating product recalls, change product labelling, packaging or advertising or take other corrective action and possible legal consequences.

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

The stock prices of our company and many other companies in our market segments have generally experienced wide fluctuations in response to various factors, some of which are beyond our control, including those that are unrelated to our operating performance. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock is likely to be volatile and could fluctuate in response to, among other things:

●	the announcement of new products by us or our competitors;
●	the announcement of partnering arrangements by us or our competitors;
●	our ability to effectively manage our future growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	adverse developments concerning our suppliers or distributors;
●	adverse developments concerning our customers, including the reduction in products purchased and/or loss of customers;
●	our inability to obtain adequate supplies and components for our products or inability to do so at acceptable prices;
●	the failure to increase net sales or increases in our operating expenses;
●	changes in our earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;
●	the sale of a substantial number of shares of common stock by any large stockholder, especially within a short period of time;
●

general, economic and market conditions, including volatility in the financial markets, a decrease in consumer confidence and other factors unrelated to our operating performance or the operating performance of our competitors; and

●	other events or factors, many of which are beyond our control.

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

If we are unable to comply with the continued listing requirements of the NYSE American, then our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on the NYSE American LLC (“NYSE American”) and the continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of the NYSE American, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfy other listing requirements of the NYSE American. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. For example, the NYSE American Company Guide (the “Company Guide”) provides that the NYSE American may suspend or remove from listing any common stock selling for a substantial period of time at a low price per share, if the issuer shall fail to effect a reverse split of such shares within a reasonable time after being notified that NYSE American deems such action to be appropriate under all the circumstances. On October 3, 2022, we received a letter from the NYSE American stating that we were not, at that time, in compliance with certain NYSE American continued listing standards (“Deficiency Letter”). Specifically, the Deficiency Letter indicated that we were not in compliance with Section 1003(f)(v) of the Company Guide because the NYSE American staff determined that our common stock has been selling for a low price per share for a substantial period of time. We regained compliance with the NYSE American listing requirements that were set forth in this Deficiency Notice by effecting our Reverse Stock Split. There is no assurance that we will be able to maintain compliance with the NYSE American continued listing rules and/or continue its listing on the NYSE American in the future.

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

We may issue additional shares of our common stock, other series or classes of preferred stock, in addition to our Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series C Preferred Stock, the “Preferred Stock”) and Series C Preferred Stock, units, warrants or other equity securities of equal or senior rank in the future in order to fund our operations, provide working capital and for other purposes, including in connection with, among other things, future acquisitions, repayment of outstanding indebtedness, repricing of warrants or other outstanding securities or pursuant to our 2017 Omnibus Incentive Plan. These issuances of additional securities shall occur without stockholder approval in most circumstances. Our issuance of additional shares of our common stock, preferred stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in NovaBay will decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; and/or
●	the market price of your shares of common stock may decline.

We may require additional capital funding that may not be available to us or, if received, may not be available to us on favorable terms, which may impair the value of our common stock, Series B Preferred Stock and Series C Preferred Stock.

If our working capital needs exceed our current expectations, or we expand more rapidly than currently anticipated, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our cash position, revenue and our overall operating expenses. We do not know whether additional financing will be available when needed or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop new products or enhance our existing products, be able to fully fund the commercialization and sale of our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock, Series B Preferred Stock and Series C Preferred Stock.

As a result of the conversion of the Series B Preferred Stock, the conversion of the Series C Preferred Stock, the exercise of the 2022 Warrants, the exercise of the September 2022 Warrants and the exercise of our other common stock purchase warrants previously issued, our stockholders will experience significant dilution.

We have a significant number of Company securities that are or will be convertible and/or exercisable into shares of our common stock. These Company securities include 2,250 shares of Series C Preferred Stock that are convertible into 357,750 shares of common stock (subject to potential increase or other adjustment in the number of shares due to applicable anti-dilution adjustments), the 2022 Warrants issued in the 2022 Private Placement that are exercisable into 1,031,752 shares of common stock, the 11,620 shares of Series B Preferred Stock that are convertible into 1,847,580 shares of common stock (subject to potential increase or other adjustment in the number of shares due to applicable anti-dilution adjustments), the September 2022 Warrants issued in the 2022 Warrant Reprice Transaction that are exercisable for an aggregate of 327,860 shares of common stock, and all of our other outstanding common stock purchase warrants that are exercisable for an aggregate of 945,907 shares of common stock (collectively, the “Other Warrants”). As of March 27, 2023, we had 2,035,444 shares of common stock issued and outstanding. Accordingly, upon the conversion or exercise (as applicable) of some or all of the Series B Preferred Stock, the Series C Preferred Stock, the 2022 Warrants, the New Reprice Warrants, the Other Warrants, as well as the exercise of stock options and other equity based awards that have been or will be issued and/or granted by us, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution.

Offers or availability for sale of a substantial number of shares of our common stock, including as a result of the conversion of the Series B Preferred Stock and the Series C Preferred Stock and/or the exercise of the 2022 Warrants, the September 2022 Warrants and the Other Warrants may cause the price of our publicly traded securities to decline and make it more difficult for us to raise capital in the future.

Sales of a significant number of shares of our common stock in the public market could depress the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. For example, sales of shares of common stock that are issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock and/or the exercise of the 2022 Warrants, the September 2022 Warrants and the Other Warrants may cause the price of our publicly traded securities to decline. The shares of common stock underlying the shares of Series B Preferred Stock and Series C Preferred Stock, the 2022 Warrants, the September 2022 Warrants and other outstanding warrants represent, in the aggregate, approximately 222% of the total number of shares of common stock outstanding as of March 27, 2023. Upon conversion or exercise, as the case may be, of those securities, the shares of common stock we issue upon such conversion or exercise could be sold into the public market, and such sales could be significant and have an adverse impact on the price of our common stock. Additionally, such conversion or exercise could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and/or at a price that we deem reasonable or appropriate, or at all.

If we offer common stock or other securities in the future and the price that we sell those securities for is less than the current conversion price of our Series B Preferred Stock or the Series C Preferred Stock, then we will be required to issue additional shares of common stock to the holders of the Series B Preferred Stock and the Series C Preferred Stock, as the case may be, upon conversion, which will be dilutive to all of our other stockholders.

The Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Certificate of Designation”) and the Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock (“Series C Certificate of Designation”) both contain, anti-dilution provisions that require the lowering of the conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued by us in subsequent offerings, if lower than the current conversion price. A reduction in the conversion price of either series of preferred stock will result in a greater number of shares of common stock being issuable upon conversion of such preferred stock for no additional consideration, causing greater dilution to our stockholders. For example, the consummation of the 2022 Warrant Reprice Transaction triggered the anti-dilution protection in the Series B Certificate of Designation, and as a result there are an additional 1,847,580 shares of common stock that are issuable upon conversion of the 11,620 shares of Series B Preferred Stock outstanding as of the date of this report. Furthermore, as there is no floor on the conversion price for the Series B Preferred Stock or the Series C Preferred Stock, and, therefore, we cannot determine the total number of shares issuable upon conversion that may occur in the future. In addition, it is possible that we may not have a sufficient number of authorized and available shares of common stock in the future to satisfy the conversion of the Series B Preferred Stock and/or Series C Preferred Stock, as the case may be, if we enter into a future transaction that reduces the applicable conversion price of such securities.

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

If our product or products cause an unexpected reaction to a patient or patient(s) or customer(s) in certain ways that may have caused or contributed to serious injury, we may be subject to product liability claims, and if product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.

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

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of December 31, 2022, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American, under the symbol “NBY.”

Holders

As of March 27, 2023, there were approximately 114 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as "expects," "anticipated," "will," "may," "goals," "plans," "believes," "estimates," "concludes," determines," variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled "Risk Factors" in Item 1A. and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise or update any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

We are a company focused on the development and sale of scientifically-created and clinically-proven eyecare, skincare and wound care products.

Our leading product, Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the FDA for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek eyelid and eyelash mirror by Avenova.

Through our subsidiary DERMAdoctor, LLC (“DERMAdoctor”), we offer over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021, and since completing the DERMAdoctor Acquisition we have been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives that we expected by completing this acquisition, including revenue growth, cost reductions and achieving overall profitability. We have not been able to achieve these objectives in fiscal 2022, as DERMAdoctor’s product revenue declined in 2022 compared to 2021, while operating costs relating to these products remained substantially the same. We are working to achieve our overall objectives, as well as continuing to evaluate additional strategies for our Company and its business to address our capital and liquidity needs.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. We currently sell these products through distributors.

Recent Developments

To help address our need for liquidity and capital to fund our planned operations, we entered into two financing transactions on September 9, 2022, which resulted in our Company raising approximately $5.3 million of gross proceeds, as summarized below. In connection with these transactions, effective November 15, 2022, we completed the Reverse Stock Split, a 1-for-35 reverse stock split of our common stock.

2022 Warrant Reprice Transaction

On September 9, 2022, we entered into certain letter agreements and completed the 2022 Warrant Reprice Transaction with each of the holders of the November 2021 Warrants and certain holders of the July 2020 Warrants. The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million.

Pursuant to the letter agreements, the November 2021 Warrants and the July 2020 Warrants were amended to: (1) reduce the exercise price; (2) provide that such warrants would not be exercisable until a later date, March 9, 2023; and (3) in the case of the November 2021 Warrants, extend the termination date to September 11, 2028. Additionally, in connection with the 2022 Warrant Reprice Transaction, we issued to certain participants in the 2022 Warrant Reprice Transaction that exercised their November 2021 Warrants, as amended, or their Amended July 2020 Warrants, as applicable, the September 2022 Warrants to purchase up to a number of shares of common stock, equal to 100% of the number of shares of Common Stock that a participant exercised. The September 2022 Warrants are exercisable for an aggregate of 327,860 shares of Common Stock.

For additional information regarding the 2022 Warrant Reprice Transaction, the November 2021 Warrants, as amended, the Amended July 2020 Warrants and the September 2022 Warrants, see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

2022 Private Placement

Concurrent with the 2022 Warrant Reprice Transaction on September 9, 2022, we entered into the 2022 Private Placement, a private placement transaction with certain accredited investors to sell, pursuant to the 2022 Securities Purchase Agreement, units consisting of: (1) 3,250 shares of Series C Preferred Stock convertible into an aggregate of 516,750 shares of common stock , (2) the Short-Term Warrants exercisable for 515,876 shares of common stock, and (3) the Long-Term Warrants exercisable for 515,876 shares of common stock. On November 18, 2022, we closed the 2022 Private Placement and received gross proceeds of $3.2 million from the sale of the Series C Preferred Stock and the 2022 Warrants. For additional information regarding the 2022 Private Placements, see Note 14, “Stockholders’ Equity” in Part II, Item 8 of this report.

NYSE Notice

On October 3, 2022, we received a notification from the NYSE American stating that the Company is not in compliance with Section 1003(f)(v) of the NYSE American Company Guide because the Company’s shares of common stock were determined by the NYSE American staff to have been selling for a low price per share for a substantial period of time. We regained compliance with the NYSE American listing requirements by effecting our Reverse Stock Split effective November 15, 2022.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products and integrate the DERMAdoctor business. Our net losses were $10.6 million and $5.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $158.2 million, total current assets of $11.3 million and total assets of $16.4 million.

Included in our net losses for the year ended December 31, 2022, was an impairment of our DERMAdoctor business of approximately $6.8 million. Approximately $6.7 million of the total impairment was reflected in the goodwill, intangible and other asset impairment caption in our consolidated statements of operations, and approximately $0.1 million was reflected in the general and administrative caption in our consolidated statements of operations. The impact of the DERMAdoctor impairment on our consolidated balance sheet as of December 31, 2022 was as follows; goodwill was reduced by $4.2 million, other intangible assets, net was reduced by $2.6 million, and property and equipment, net was reduced by $0.1 million. Refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information on the impairment of our DERMAdoctor business.

We expect to grow commercial sales of Avenova branded products and expect to grow commercial sales of our DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings under both brand names.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, we believe that the following accounting estimates are most critical to fully understanding and evaluating our reported financial results.

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We review goodwill, indefinite-lived intangible assets and long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgement in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the fourth quarter of 2022 as further described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Valuation of Contingent Consideration Resulting from a Business Combination

We revalue any outstanding contingent obligations to pay future consideration related to business combinations at the end of each quarter and record increases or decreases in their fair value within our consolidated statements of operations. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period, including adjustments recorded during the year ended December 31, 2022 as further described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Estimates of Future Product Returns

The Company records revenue in an amount that reflets the consideration which the Company expects to receive. Accordingly, revenue is reduced for estimated future product returns. The Company’s estimates for returns are updated quarterly based on historical data of actual returns. Actual future returns experience may differ significantly from historical data and could result in significant future adjustments, including a reduction of revenue recognized.

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model, the Binomial Lattice (“Lattice”) valuation model, or the Monte Carlo simulation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

	For the Years Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
	(in thousands)		(in thousands)
Statement of Operations
Sales:
Product revenue, net	$14,374	$10,180	$4,194	41%
Other revenue, net	30	24	6	25%
Total sales, net	14,404	10,204	4,200	41%

Cost of goods sold	6,623	3,689	2,934	80%
Gross profit	7,781	6,515	1,266	19%

Research and development	174	44	130	295%
Sales and marketing	7,798	8,093	(295)	(4%)
General and administrative	7,489	7,240	249	3%
Goodwill, intangible and other asset impairment	6,737	—	6,737	100%
Total operating expenses	22,198	15,377	6,821	44%
Operating loss	(14,417)	(8,862)	(5,555)	63%

Non-cash loss on modification of common stock warrants	(1,922)	—	(1,922)	(100%)
Non-cash gain on changes in fair value of warrant liability	5,446	4,615	831	18%
Non-cash gain on changes in fair value of contingent liability	561	—	561	100%
Other expense, net	(276)	(1,577)	1,301	(82%)

Net loss	$(10,608)	$(5,824)	$(4,784)	82%

Impact of DERMAdoctor Acquisition

The 2021 results above include the financial results of DERMAdoctor beginning at the time of the closing of the DERMAdoctor Acquisition on November 5, 2021 (see Note 3, “Business Combination” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) which includes product revenue, net, of $0.6 million, goods sold of $0.3 million, $0.2 million in sales and marketing costs and $0.3 million in general and administrative costs. Accordingly, the 2021 results do not represent a full year of DERMAdoctor financial results while the 2022 results do reflect a full year of DERMAdoctor financial results.

Effect of Change in Accounting and Revision of Prior Period Financial Statements

As discussed in “Revenue Adjustment and Revenue Recognition” above and in more detail in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statement in Part II, Item 8 of this report, during the year ended December 31, 2022, we made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. While reviewing our accounting policy for fulfillment fees, we identified an immaterial error on our previously issued consolidated financial statements whereby we had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. Beginning in the third quarter of 2022 and for the year ended December 31, 2022, we began expensing them as incurred as sales and marketing expenses within our consolidated statements of operations. Changes and revisions to prior period amounts presented in this report have been made to conform to the current period presentations. For year ended December 31, 2021, the result of these changes and revisions was an increase of $1.8 million in product revenue, net, which was offset by an increase of $0.9 million in product cost of goods sold and $0.9 million in sales and marketing expenses. These changes and revisions that were applied for the year ended December 31, 2021 and did not impact operating loss, net loss or loss per share in our consolidated statement of operations. The changes and revisions also did not impact cash or ending cash balances in our consolidated balance sheets as of December 31, 2021, or in previously issued annual Company financial statements.

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $4.2 million, or 41%, to $14.4 million for the year ended December 31, 2022, from $10.2 million for the year ended December 31, 2021.

The increase in product revenue, net, was primarily the result of $4.2 million from the sale of DERMAdoctor products recognized during the year ended December 31, 2022, compared to revenue recognized from DERMAdoctor products of $0.6 million for the year ended December 31, 2021. The 2022 results include sales from DERMAdoctor products for the entire fiscal year while the 2021 results include sales recognized only after the DERMAdoctor Acquisition on November 5, 2021 through December 31, 2021.

Revenue from Avenova Spray decreased by $0.8 million in 2022 from $8.4 million for the year ended December 31, 2021 to $7.6 million for the year ended December 31, 2022. The decrease reflects an unanticipated increase in expired Avenova Spray units returned from retail pharmacies for product purchased prior to the launch of our over-the-counter Avenova Spray product in 2019 and the beginning of the COVID-19 pandemic in 2020. The decrease was also due to an overall decrease in physician dispensed units sold and units sold through the pharmacy channels. These decreases were partially offset by a continued increase in the number of over-the-counter Avenova Spray units sold through online channels. Additionally, the Company recorded an increase of $0.6 million in revenue from other Avenova branded optical products, including the Company’s NovaWipes by Avenova and Avenova Moist Heating Eye Compress Mask.

Additionally, product revenue, net, from the Company’s NeutroPhase and PhaseOne branded wound care products was $0.9 million higher during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Cost of goods sold increased by $2.9 million, or 80%, to $6.6 million for the year ended December 31, 2022, from $3.7 million for year ended December 31, 2021. This increase was primarily due to $2.7 million in cost of goods sold recognized from the sales of DERMAdoctor products for the year ended December 31, 2022, compared to the cost of goods sold from sales of DERMAdoctor products of $0.3 million for the year ended December 31, 2021. In addition, cost of goods sold increased in relation to the increase in Avenova branded optical products other than Avenova Spray and wound care products sold in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Gross profit increased by $1.3 million, to $7.8 million for the year ended December 31, 2022, from $6.5 million for the comparable period in 2021, which is a result of the increase in total sales, net, offset by the increase in the cost of goods sold for the same period.

Research and development

Research and development expenses increased by $130 thousand to $174 thousand for the year ended December 31, 2022, from $44 thousand for the year ended December 31, 2021. The 2022 results include costs incurred for DERMAdoctor research and development activities incurred for the entire fiscal year while the 2021 results include costs recognized only after the DERMAdoctor Acquisition was completed on November 5, 2021 through December 31, 2021.

Sales and marketing

Sales and marketing expenses decreased by $0.3 million, or 4%, to $7.8 million for the year ended December 31, 2022, from $8.1 million for the year ended December 31, 2021. The decrease was due primarily to lower digital advertising and related consulting costs incurred for the Company’s Avenova Spray and other eye care products in the year ended December 31, 2022 compared to the year ended December 31, 2021. Additionally, results for the year ended December 31, 2021, include marketing costs incurred in conjunction with the Company’s CelleRx Clinical Reset product with no comparable expenditures during the same period in 2022. These decreases in sales and marketing expenses for the year ended December 31, 2022 were partially offset by an increase of $2.2 million in sales and marketing costs incurred for DERMAdoctor products compared to $0.2 million recognized in the same period of 2021. The 2022 results include costs of the DERMAdoctor business that we incurred for the entire fiscal year while the 2021 results include costs recognized only after the DERMAdoctor Acquisition was completed on November 5, 2021 through December 31, 2021.

General and administrative

General and administrative expenses increased $0.3 million to $7.5 million for the year ended December 31, 2022, from $7.2 million for the comparable period in 2021.

Results for the year ended December 31, 2022 include ongoing DERMAdoctor general and administrative operating costs and amortization of intangibles related to the DERMAdoctor Acquisition, and the DERMAdoctor impairment of property plant and equipment recorded for the year ended December 31, 2022. The 2022 results include these expenses for the entire fiscal year while the 2021 results include costs recognized only after the DERMAdoctor Acquisition was completed on November 5, 2021 through December 31, 2021. Additionally, during year ended December 31, 2021, the Company received an insurance reimbursement for costs incurred in conjunction with a dispute with the Company’s former Interim President and Chief Executive Officer and Chief Financial Officer which reduced general and administrative costs in the 2021 period. Offsetting these increases were lower legal and professional fees and variable compensation and non-cash stock-based compensation expenses recorded in the 2022 period. During the year ended December 31, 2021, we incurred legal and other professional fees related to the DERMAdoctor Acquisition with no comparable DERMAdoctor Acquisition legal and professional fees incurred in the 2022 period.

Goodwill, intangible and other asset impairment

In connection with the impairment of our DERMAdoctor business, we recorded a goodwill, intangible and other asset impairment charge of $6.7 million in the year ended December 31, 2022. Goodwill related to our DERMAdoctor business was impaired by $4.2 million as of December 31, 2022, and our indefinite-lived intangible assets and long-lived assets related to our DERMAdoctor business was reduced by $2.6 million. We did not record any goodwill impairment charges for the year ended December 31, 2021, for further details refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Non-cash loss on modification of common stock warrants

During the year ended December 31, 2022, the Company recorded a $1.9 million non-cash loss on the modification of common stock warrants, which occurred due to amendments to the Amended July 2020 Warrants and the November 2021 Warrants, as amended, in connection with the 2022 Warrant Reprice Transaction with no comparable result in the prior year period. For additional information regarding the 2022 Warrant Reprice Transaction, please see Note 13, “Warrant Liability” and Note 14, “Stockholder’s Equity”, in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a gain of $5.4 million for the year ended December 31, 2022 as compared to a gain of $4.6 million for the year ended December 31, 2021. For additional information regarding the warrant liabilities and their valuation, please see Note 13, “Warrant Liability”, in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.6 million for the year ended December 31, 2022 with no comparable adjustment for the prior year period. This contingent liability related to potential future contingent consideration of earn out payments that could have become payable as part of the DERMAdoctor Acquisition if specified milestone events were achieved. As of December 31, 2022, we determined that the above-mentioned milestones were not met for the first calendar year of the post-closing earn out and are not expected to be met in the second calendar year of the post-closing earn out, based on projections; therefore, the liability for the potential earn out payments was determined to be zero.

Other expense, net

Other expense, net, was $276 thousand and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The other expense, net in 2022 was primarily due to an expense of $166 thousand related to the issuance of the September 2022 Warrants. The other expense, net for the year ended December 31, 2021, represented issuance costs related to the November 2021 Warrants. For additional information on our September 2022 Warrants and November 2021 Warrants, please see Note 14, “Stockholder’s Equity”, in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2022, our cash and cash equivalents were $5.4 million, compared to $7.5 million as of December 31, 2021. Our cash and cash equivalents include approximately $2.1 million in aggregate gross proceeds received from the 2022 Warrant Reprice Transaction, and $3.2 million in aggregate gross proceeds from the 2022 Private Placement. Based primarily on the funds available on December 31, 2022, we believe that our existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund our existing operations and meet our planned operating expenses into at least the third quarter of 2023. We have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues, as we continue to invest in both Avenova and DERMAdoctor commercialization efforts. Additionally, we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, we have determined that our planned operations raise substantial doubt about our ability to continue as a going concern. Additionally, changing circumstances may cause us to expend cash significantly faster than currently anticipated, and we may need to spend more cash than currently expected because of circumstances beyond our control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts.

Our long-term liquidity needs will be largely determined by the success of commercialization efforts. To address our current liquidity and capital needs, we have and continue to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of our sales and marketing programs or restructuring operations to change our overhead structure; (3) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. We may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. In the absence of one or more additional transactions and/or substantial revenue growth from our commercialization efforts, there will be substantial doubt about our ability to continue as a going concern within one year after the date these audited financial statements are issued, and we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $6.7 million for the year ended December 31, 2022, which consisted primarily of a net loss of $10.6 million, a non-cash loss of $1.9 million on the modification of common stock warrants, a non-cash gain of $5.4 million on the change in fair value of our warrant liability, a non-cash gain of $0.6 million on the change in fair value of our contingent liability, impairment of our DERMAdoctor business including goodwill, intangible assets and property and equipment totaling $6.8 million, the amortization of intangible assets and depreciation of property and equipment of $0.5 million, stock-based compensation expenses of $0.2 million, and a net increase of $0.5 million in our net operating assets and liabilities.

Net cash used in operating activities was $9.2 million for the year ended December 31, 2021, which consisted primarily of a net loss of $5.8 million, adjusted primarily by non-cash gain of $4.6 million on the change in fair value of warrant liability, stock-based compensation expenses of $0.9 million, and a net decrease of $38 thousand in our net operating assets and liabilities.

Cash Used in Investing Activities

For the year ended December 31, 2022, cash used in investing activities was $0.1 million, which was primarily the result of capital expenditures for the purchase of property and equipment.

For the year ended December 31, 2021, cash used in investing activities was $12.0 million which was primarily the result of $12.0 million, net of cash, paid at closing of the DERMAdoctor Acquisition (see Note 3, “Business Combination” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report). Capital expenditures were $52 thousand for the year ended December 31, 2021, for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 of $4.6 million was primarily related to the net proceeds received in the 2022 Warrant Reprice Transaction of $1.7 million, and the net proceeds received in the 2022 Private Placement of $3.0 million (including the issuance of Series C Preferred Stock and the issuance of the 2022 Warrants), partially offset by $0.1 million for the repayment of our DERMAdoctor line of credit, which was terminated in the first quarter of 2022. See Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding the 2022 Warrant Reprice Transaction and the 2022 Private Placement.

Net cash provided by financing activities was $16.8 million for the year ended December 31, 2021. The Company received net proceeds of $14.9 million from the 2021 Private Placement. Additionally, the Company received net proceeds of $1.8 million from an at-the-market offering and equity program (“ATM Program”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). See Note 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding the 2021 Private Placement and the ATM Program.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of $133.0 million and $111.0 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $38.1 million that will carry forward indefinitely but are subject to an 80% limitation for years following December 31, 2021. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2022, we also had tax credit carryforwards for federal income tax purposes of $0.5 million and $0.1 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2031. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2022 and December 31, 2021 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality

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

Contractual Obligations

Our contractual cash commitments as of December 31, 2022 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$535	$980	$734	$—	$2,249
Total	$535	$980	$734	$—	$2,249

Our commitments as of December 31, 2022 consisted primarily of facility operating leases.

The total commitment for the facility leases were $2.2 million due over the leases’ terms as of December 31, 2022. Our corporate headquarters lease was amended in 2022, which included extending the lease term until 2027.

See Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information regarding these leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2022 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2022 and 2021, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

To the Stockholders and Board of Directors of

NovaBay Pharmaceuticals Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NovaBay Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has a history of recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Product Revenue Allowances for Product Returns

Description of the Matter

As described in Note 2 of the consolidated financial statements, when recognizing revenue from product sales of Avenova Spray to the Company’s major distribution partners, the Company makes an estimate of the amount of consideration the Company expects to be entitled to receive. Upon recognition of these product sales, the Company records estimates for variable consideration consisting of service fees, discounts, rebates, and product returns, resulting in a reduction in product revenue. The variable consideration provisions are recorded within accrued liabilities and in the same period that the related revenue is recognized. Liabilities related to the allowance for product returns involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include historical sales and return rates and inventory levels in the distribution channel, as well as existing return policies with customers.

Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of product returns.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s processes for estimating product returns. We evaluated the significant accounting policies relating to product returns, as well as management’s application of the policies, for appropriateness and reasonableness.

To test management’s estimate of product returns, we obtained management’s calculations for the estimates and performed the following procedures: clerically tested the calculation, agreed relevant inputs to the terms of relevant policies, assessed subsequent events related to these estimates, evaluated the methodologies and assumptions used and the underlying data used by the Company, evaluated the assumptions used by management against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results.

Impairment of Goodwill and Intangible Assets

Description of the Matter

At December 31, 2021, the Company had $4.5 million of goodwill and $5.2 million of other intangible assets, which primarily consisted of indefinite-lived trade names and definite lived trade secrets / product formulations and customer relationships. As described in Notes 2, 3, 8 and 9 of the consolidated financial statements, these assets are evaluated for impairment at least annually using valuation techniques to estimate fair value, which involves the comparison of the fair value of each reporting unit or asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. These fair value estimates are sensitive to certain significant assumptions, including future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation, discount rates, and royalty rates.

We identified the Company’s impairment evaluations as a critical audit matter because of the significant judgments made by management to estimate the fair values of the reporting unit and the assets. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future sales and earnings as well as the selection of royalty rates and discount rates, including the need to involve our fair value specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s impairment review process. We evaluated the significant accounting policies relating to the Company’s impairment analyses, as well as management’s application of the policies, for appropriateness and reasonableness.

To test the estimated fair values of the assets, we performed audit procedures that included, among other things, assessing methodologies used to determine the fair values, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company. For example, we evaluated management’s forecasted revenue growth rates used in the fair value estimates by comparing those assumptions to the historical results of the Company and current industry, market and economic forecasts. We involved a valuation specialist to assist in evaluating the valuation methodologies and the significant assumptions such as discount rates and royalty rates as well as testing the mathematical accuracy of the calculation. Additionally, we performed sensitivity analyses of significant assumptions to evaluate the effect on the fair value estimates of the assets.

/s WithumSmith+Brown, PC

We have served as the Company's auditor since 2010.

San Francisco California

March 31, 2023

PCAOB ID Number 100

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$5,362	$7,504
Accounts receivable, net of allowance for doubtful accounts ($19 and $0 at December 31, 2022 and December 31, 2021, respectively)	1,973	1,668
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($499 and $641 at December 31, 2022 and December 31, 2021, respectively)	3,437	3,220
Prepaid expenses and other current assets	560	778
Total current assets	11,332	13,170
Operating lease right-of-use assets	1,831	411
Property and equipment, net	119	193
Goodwill	348	4,528
Other intangible assets, net	2,280	5,200
Other assets	489	476
TOTAL ASSETS	$16,399	$23,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,080	$1,045
Accrued liabilities	2,724	2,092
Line of credit	—	105
Operating lease liabilities	453	200
Total current liabilities	4,257	3,442
Operating lease liabilities-non-current	1,588	246
Warrant liability	—	9,558
Contingent earnout liability	—	561
Total liabilities	5,845	13,807
Commitments & contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 12 and 14 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	570	680
Series C Preferred Stock; 2 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2,403	—
Common stock, $0.01 par value; 150,000 and 100,000 shares authorized, 2,035 and 1,365 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	652	478
Additional paid-in capital	165,081	150,900
Accumulated deficit	(158,152)	(141,887)
Total stockholders' equity	10,554	10,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,399	$23,978

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Sales:
Product revenue, net	$14,374	$10,180
Other revenue, net	30	24
Total sales, net	14,404	10,204

Cost of goods sold	6,623	3,689
Gross profit	7,781	6,515

Research and development	174	44
Sales and marketing	7,798	8,093
General and administrative	7,489	7,240
Goodwill, intangible and other asset impairment	6,737	—
Total operating expenses	22,198	15,377
Operating loss	(14,417)	(8,862)

Non-cash loss on modification of common stock warrants	(1,922)	—
Non-cash gain on changes in fair value of warrant liability	5,446	4,615
Non-cash gain on changes in fair value of contingent liability	561	—
Other expense, net	(276)	(1,577)

Net loss	$(10,608)	$(5,824)

Less: Preferred deemed dividend	—	735
Less: Retained earnings reduction related to preferred stock down round feature triggered	5,657	—
Net loss attributable to common stockholders	$(16,265)	$(6,559)

Net loss per share attributable to common stockholders (basic and diluted)	$(10.10)	$(5.26)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)	1,610	1,247

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	1,194	$418	$147,963	$(136,063)	$12,318
Net loss	—	—	—	—	—	(5,824)	(5,824)
Issuance of warrants in connection with the TLF Warrants	—	—	—	—	13	—	13
Issuance of common stock, net of offering costs	—	—	76	27	1,749	—	1,776
Vesting of employee restricted stock awards	—	—	5	2	(2)	—	—
Issuance of RSUs to non-employees for services	—	—	9	3	217	—	220
Issuance of Series B Preferred Stock and common stock warrants, net of offering costs	15	735	—	—	—	—	735
Conversion of Series B Preferred Stock to common stock	(1)	(55)	81	28	27	—	—
Beneficial conversion feature upon Issuance of Series B Preferred Stock	—	—	—	—	735	—	735
Deemed dividend from beneficial Conversion feature of Series B Preferred Stock	—	—	—	—	(735)	—	(735)
Stock-based compensation expense related to employee and director stock options	—	—	—	—	693	—	693
Stock-based compensation expense related to non-employee stock options	—	—	—	—	240	—	240
Balance at December 31, 2021	14	$680	1,365	$478	$150,900	$(141,887)	$10,171
Net loss	—	—	—	—	—	(10,608)	(10,608)
Reclassification of Series B Private Placement Warrants	—	—	—	—	7,502	—	7,502
Conversion of Series B Preferred Stock to common stock	(2)	(110)	161	56	54	—	—
Vesting of director restricted stock awards	—	—	3	1	(1)	—	—
Issuance of common stock in connection with exercise of warrants, net of offering costs	—	—	328	115	171	—	286
Shares issued for reverse stock split due to rounding feature	—	—	19	—	—	—	—
Reclassification of equity to liability related to 2022 Warrant Reprice Transaction (see Note 14)	—	—	—	—	(3,825)	—	(3,825)
Modification of common stock warrants	—	—	—	—	1,922	—	1,922
Down round feature adjustment related to Series B Preferred Stock	—	—	—	—	5,657	(5,657)	—
Reclassification of Private Placement Warrants	—	—	—	—	1,851	—	1,851
Issuance of Series C Preferred Stock, net of offering costs	3	2,054	—	—	—	—	2,054
Issuance of common stock A-1 warrants, net of offering costs	—	176	—	—	—	—	176
Issuance of common stock A-2 warrants, net of offering costs	—	805	—	—	—	—	805
Conversion of Series C Preferred Stock to common stock	(1)	(632)	159	2	630	—	—
Stock-based compensation expense related to employee and director stock options	—	—	—	—	220	—	220
Balance at December 31, 2022	14	$2,973	2,035	$652	$165,081	$(158,152)	$10,554

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021

Operating activities:
Net loss	$(10,608)	$(5,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	120	59
Amortization of intangible assets	363	60
Impairment of goodwill, intangible and other assets	6,737	—
Impairment of property, plant and equipment	66	—
Stock-based compensation expense related to employee and director stock options	220	693
Stock-based compensation expense related to non-employee stock options	—	240
Issuance of RSUs to non-employees for services	—	220
Issuance of warrants in connection with the TLF Warrants	—	13
Non-cash gain on changes in fair value of warrant liability	(5,446)	(4,615)
Non-cash gain on changes in fair value of contingent liability	(561)	—
Non-cash loss on modification of common stock warrants	1,922	—
Changes in operating assets and liabilities:
Accounts receivable	(305)	452
Inventory	(217)	(243)
Prepaid expenses and other current assets	218	(52)
Operating lease right-of-use assets	(1,420)	25
Other assets	(5)	—
Accounts payable and accrued liabilities	667	(163)
Operating lease liabilities	1,595	(57)
Net cash used in operating activities	(6,654)	(9,192)

Investing activities:
Acquisition, net of cash	—	(11,993)
Purchases of property and equipment	(112)	(52)
Net cash used in investing activities	(112)	(12,045)

Financing activities:
Proceeds from Series B Preferred Stock issuances, net	—	14,908
Proceeds from Series C Preferred Stock and warrant issuances, net	3,035	—
Proceeds from common stock issuances, net	—	1,776
Proceeds from exercise of warrants	1,703	—
Draws (payments) on the line of credit	(105)	105
Net cash provided by financing activities	4,633	16,789
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,133)	(4,448)
Cash, cash equivalents and restricted cash, beginning of year	7,979	12,427
Cash, cash equivalents and restricted cash, end of year	$5,846	$7,979

	For the Years ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$17	$—
Income taxes paid	$24	$21

	For the Years ended December 31,
	2022	2021
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity related to warrant modification	$9,353	$—
Equity transferred to warrant liability related to warrant modification	$3,825	$—
Addition of operating lease, right-of-use asset	$2,039	$376
Fair value of warrants issued in connection with financings	$—	$14,172
Conversion of Series B Preferred Stock to common stock	$110	$55
Conversion of Series C Preferred Stock to common stock	$632	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) develops and sells scientifically-created and clinically-proven eyecare, skincare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the FDA for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek eyelid and eyelash mirror by Avenova.

Through our subsidiary DERMAdoctor, LLC, the Company offers over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors.

The Company also manufactures and sells its proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for the cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as two reportable segments: (1) Optical and Wound Care and (2) Skin Care.

Effective November 15, 2022, the Company effected a 1-for-35 reverse split of our outstanding common stock (“Reverse Stock Split”) (See Note 14, “Stockholders’ Equity” for further details). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

Going Concern

The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts (e.g., the conflict between Russia and Ukraine).

The Company’s long-term liquidity needs will be largely determined by the success of commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include contract liabilities related to product sales, useful lives for property and equipment and related depreciation calculations, assumptions for valuing options and warrants, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies.

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

Change in Accounting and Revision of Prior Period Financial Statements

During the third quarter of 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. The Company began expensing these fees as incurred as product cost of goods sold in the Company’s consolidated statements of operations. The Company previously recorded revenue net of these fees. The Company believes that making this change is appropriate and preferable as it is more consistent with the practices of comparable companies as the Company increasingly focus on commercial growth in our direct to consumer on-line channels. Changes to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The changes had no impact on operating loss, net loss or net loss per share in the Company’s consolidated statements of operations in the periods presented in this report or in previously issued annual and quarterly financial statements. The changes also did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly financial statements.

While reviewing its accounting policy for fulfillment fees during the third quarter of 2022, the Company identified an error in its previously issued financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. For the year ended December 31, 2022, the Company concluded that these commissions relate to a sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s consolidated statements of operations. The identified error impacted the Company’s previously issued 2022 first and second quarter financial statements, as well as the 2021 annual financial statements. Management believes that the impact of these adjustments to correct such error is immaterial to the previously issued consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The revisions had no impact on operating loss, net loss or net loss per share in the Company’s consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$5,362	$7,504
Restricted cash included in other assets	484	475
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$5,846	$7,979

The restricted cash amount included in other assets on the consolidated balance sheets represents amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits of cash, cash equivalents and restricted cash with a major financial institution in the United States.

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

During the years ended December 31, 2022 and 2021, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com, and Avenova.com. Revenues in the 2022 and 2021 fiscal years also included sales of DERMAdoctor branded products (with 2021 revenue only including revenue from DERMAdoctor branded products beginning at the closing of the DERMAdoctor Acquisition).

During the years ended December 31, 2022 and 2021, revenues from significant product categories were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Avenova Spray	$7,651	$8,565
DERMAdoctor	4,155	649
NeutroPhase	976	368
Other products	1,592	598
Total product revenue, net	14,374	10,180
Other revenue, net	30	24
Total sales, net	$14,404	$10,204

During the years ended December 31, 2022 and 2021, sales of Avenova Spray via Amazon comprised 73% and 67%, respectively, of total Avenova Spray net revenue. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the years ended December 31, 2022 or 2021.

As of December 31, 2022 and 2021, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	December 31,	December 31,
Major distribution partner	2022	2021
Avenova Spray Pharmacy Distributor A	30%	11%
Major U.S. Retailer A	15%	* %
Avenova Spray Pharmacy Distributor B	11%	* %
Major U.S. Retailer B	* %	33%
Avenova Spray Pharmacy Distributor C	* %	13%

* Less than 10%

The Company relies on seven contract manufacturers to produce its products. The Company does not own any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Contract manufacturers may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that the Company may suffer from unexpected delays in light of the global supply chain issues.

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

Allowance for Doubtful Accounts

The Company charges bad debt expense and records an allowance for doubtful accounts when management believes it to be unlikely that specific invoices will be collected. Management identifies amounts due that are in dispute and believes are unlikely to be collected. As of December 31, 2022, management recorded a $19 thousand reserve for allowance for doubtful accounts, and no reserve for allowance for doubtful accounts as of December 31, 2021.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At December 31, 2022 and 2021, management had recorded an allowance for excess and obsolete inventory at the lower of cost or estimated net realizable value of $499 thousand and $641 thousand, respectively.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three to five years for computer equipment and software, and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the lease term.

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

The determination of estimated fair value requires us to make significant estimates and assumptions. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

Transaction costs associated with business combinations are expensed as they are incurred.

Goodwill and Indefinite-Lived Intangible Assets

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

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, management can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires management to estimate the fair value of the Company's reporting units using either an income or market approach or a combination thereof.

Management makes critical assumptions and estimates in completing impairment assessments of goodwill and indefinite-lived intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.

The Company acquired DERMAdoctor in November 2021, and since completing this transaction it has been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives that the Company expected by completing this acquisition, including revenue growth, cost reductions and achieving overall profitability. The Company has not been able to achieve these objectives in fiscal 2022, as DERMAdoctor’s product revenue declined in 2022 compared to 2021, while operating costs relating to these products increased. In addition, as a result of the performance of the DERMAdoctor business in fiscal 2022, management revised its forecast for the future performance of DERMAdoctor products.

During the fourth quarter of 2022, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company’s annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing the qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that the fair value of the reporting unit may more likely than not be less than carrying amount, which necessitated the Company performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill related to its DERMAdoctor reporting unit was impaired by $4.2 million, as of December 31, 2022, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The impairment impact on the consolidated balance sheet as of December 31, 2022 was a $4.2 million reduction to the goodwill caption. The Company did not record any goodwill impairment charges for the year ended December 31, 2021.

The Company completed its indefinite-lived intangible asset impairment assessment during the fourth quarter of 2022. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the Company’s indefinite-lived intangible assets for determining whether it is more likely than not that the Company’s indefinite-lived intangible assets are impaired. After assessing the totality of events and circumstances, and their potential effect on significant inputs to the fair value calculation, the Company determined that it is more likely than not that its indefinite-lived intangible assets related to its DERMAdoctor reporting unit were impaired. As such, the Company performed a quantitative impairment test on its indefinite-lived intangible assets. Based on the quantitative impairment test, the Company determined that its indefinite-lived trade name intangible asset should be impaired by $1.0 million as of December 31, 2022, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The Company did not record any indefinite-lived intangible asset impairments during the year ended December 31, 2021.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, including the acquisition of DERMAdoctor, the Company may be required to pay future consideration that is contingent upon the achievement of specified milestone events. The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, the Company revalues these obligations and records increases or decreases in the fair value within the consolidated statement of operations until such time as the specified milestone achievement period is complete.

Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period. Actual results may differ from estimates.

As of December 31, 2022, the Company determined that the above-mentioned milestones related to the DERMAdoctor acquisition were not met for the first calendar year of the post-closing earn out and are not expected to be met in the second calendar year of the post-closing earn out, based on projections; therefore, the liability for the potential earn out payments was determined to be zero. As a result, the Company recognized a $0.6 million non-cash gain related to the change in fair value of the contingent consideration for the year then ended December 31, 2022, which is reflected in the Company’s consolidated statements of operations.

Long-Lived Assets

The Company’s intangible assets that do not have indefinite lives (primarily trade secrets / product formulations) are amortized over their estimated useful lives. All of the Company’s intangible assets subject to amortization and other long-lived assets, including operating lease right-of-use assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use or right-of-use assets are present. The Company reviews long-lived assets and right-of-use assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the consolidated statements of operations.

In connection with the above-mentioned DERMAdoctor reporting unit impairment, discussed in the goodwill and indefinite-lived intangible assets caption above, the Company determined that certain of its DERMAdoctor business definite long-lived intangible assets and property and equipment were also impaired. As such, the Company has recorded an impairment charge in the year ended December 31, 2022 of $1.6 million for the impairment of long-lived intangible assets which is reflected in the caption goodwill, intangible and other asset impairment in the Company’s consolidated statements of operations, and of $66 thousand, net for property, plant and equipment which is reflected in the general and administrative caption in the Company’s consolidated statements of operations. There were no impairment charges during the year ended December 31, 2021.

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

The Company has elected to combine lease and non-lease components as a single component for all leases in which it is a lessee or a lessor. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the consolidated balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

Revenue Recognition

Revenue is recognized from the sale of goods in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised goods to customers in an amount that reflects the consideration to which the Company expects to receive. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations in the contract; and

v.	recognize revenue when (or as) the entity satisfies performance obligations.

Revenue is generated through the Company’s webstores, Avenova.com and DERMAdoctor.com, for Avenova and DERMAdoctor products. Such direct to consumer sales are recognized upon fulfillment, which generally occurs upon delivery of the related products to a third-party carrier. Shipping and handling costs are expensed as incurred and included in product cost of goods sold in the consolidated statements of operations. The Company presents revenue net of sales taxes and refunds.

Revenue generated through third-party online retailers, including Amazon, is recognized when control of the goods is transferred to the customer, which generally occurs upon delivery of the products to a third-party carrier.

The Company pays third-party online retailers advertising & promotion fees, selling commissions and fulfillment fees. Advertising & promotion fees are expensed as incurred as sales and marketing expenses within operating expenses in the consolidated statements of operations. Prior to the third quarter of 2022, the Company recorded revenue net of selling commissions and fulfillment fees.  Beginning in the third quarter of 2022, as further described below, the Company began expensing selling commissions as sales and marketing expenses in the consolidated statements of operations and fulfillment fees as product cost of goods sold in the consolidated statements of operations.

Prior to the third quarter of 2022, to determine its accounting for fulfillment fees, the Company evaluated principal versus agent considerations with respect to the obligation to ship its product to the customer. The Company assessed whether the nature of the Company’s obligation is as a principal in providing the fulfillment service or as an agent in promising to arrange for a third party to provide the fulfillment service. The Company concluded that it is an agent with respect to the shipping service as the Company does not control the service itself and, therefore, its obligation is that of a promise to arrange for the service. This determination involved significant judgement. In accordance with this conclusion, prior to the third quarter of 2022, the Company recorded revenue net of fulfillment fees. Beginning in the third quarter of 2022, the Company made an accounting policy change election, as a practical expedient, to account for the shipping fees as a fulfillment activity and began expensing them as incurred within product cost of goods sold in the Company’s consolidated statements of operations. Management believes the resulting accounting changes are preferable as they conform the Company’s practice to a majority of comparable filers and other similar sales channels. Changes to amounts presented for prior periods have been made to conform to these changes. These changes did not impact operating loss, net loss or loss per share in the Company’s consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Prior to the third quarter of 2022, the Company also recorded revenue net of selling commissions. During the third quarter of 2022, the Company concluded that these commissions relate to a sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s consolidated statements of operations. The Company determined that its treatment prior to the third quarter of 2022 was an error. The identified error impacted the Company's previously issued 2022 and 2021 quarterly, and 2021 and 2020 annual financial statements. Management believes that the impact of this error is immaterial to the previously issued consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation as outlined below. The revisions had no impact on operating loss, net loss or net loss per share in the Company’s consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Financial statement line items included in the consolidated statements of operations for the year ended December 31, 2021 were adjusted for the above changes as follows (in thousands):

	For the Year Ended December 31, 2021
	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised
Sales
Product revenue, net	$8,397	$870	$913	$10,180
Cost of goods sold
Cost of goods sold	2,776	-	913	3,689
Operating expenses
Sales and marketing	7,223	870	-	8,093

Net loss	(5,824)	-	-	(5,824)

Net loss per share attributable to common stockholders (basic and diluted)	(5.26)	-	-	(5.26)

The Company also generates Avenova Spray revenue through major pharmacy distribution partners. Product supply of Avenova Spray is the only performance obligation contained in these arrangements, and the Company recognizes product revenue upon transfer of control to its major distribution partners at the amount of consideration that the Company expects to be entitled to, generally upon delivery to the distributor on a “sell-in” basis. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to reversal, including product revenue allowances for cash consideration paid to customers for services, discounts, rebate programs, and product returns. The Company derives its rate of return and other contract liabilities from historical data and updates its assumptions quarterly. Payment for product supply is typically due 30 days after control transfers to the distributor.

Revenue for products sales to Costco is recognized upon transfer of control at the amount of consideration that the Company expects to be entitled to, generally upon delivery to Costco. Upon recognition of product sales, contract liabilities are recorded for invoiced amounts that are subject to reversal, including discounts and product returns. The Company derives its rate of return from historical data and updates its return rate assumption quarterly. Payment for product supply is typically due 30 days after control transfers to Costco.

Revenue generated through the Company’s partner pharmacies is recognized when control of the product transfers to the end customer.

Revenue for product sales to other retailers, such as CVS, is generally recognized upon transfer of control to the retailer, which generally occurs upon delivery of the products to a third-party carrier, net of estimated future product returns.

The Company’s accounts receivable, net of allowance for doubtful accounts, on December 31, 2020 was $1.1 million.

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

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $2.0 million and $3.2 million, respectively, for the years ended December 31, 2022 and 2021.

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

Common Stock Warrants

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

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) do not become exercisable until the occurrence of a contingent event. Additionally, for common stock purchase warrants accounted for in accordance with ASC 718, Stock Compensation, the Company classifies as liabilities any contracts where it believes the warrants are deemed to be probable of issuance.

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model, the Binomial Lattice (“Lattice”) valuation model, or the Monte Carlo simulation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

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

For the years ended December 31, 2022 and 2021, the Preferred Stock was excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive.  For the years ended December 31, 2022 and 2021, the Preferred Stock was considered anti-dilutive as a result of such securities not having a contractual obligation to participate in losses of the Company.

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	For the Years Ended December 31,
	2022	2021
Numerator
Net loss	$(10,608)	$(5,824)
Less: Preferred deemed dividend	—	735
Less: Retained earnings reduction related to preferred stock down round feature triggered	5,657	—
Net loss attributable to common stockholders, basic and diluted	$(16,265)	$(6,559)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	1,610	1,247
Net loss per share attributable to common stockholders, basic and diluted	$(10.10)	$(5.26)

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2022	2021
Stock options	132	127
Stock warrants	2,306	202
	2,438	329

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted the new standard effective January 1, 2022, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning  January 1, 2023. The Company will adopt the new standard effective January 1, 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Goodwill was primarily attributable to assembled workforce, expected synergies and other factors.

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

The Company recognized approximately $1.2 million of transaction costs in the year ended December 31, 2021. These costs were recorded as general and administrative expense in the consolidated statements of operations.

The Company’s management reviews financial results and manages the business on an aggregate basis in accordance with ASC 280, Segment Reporting. Therefore, financial results are reported in two operating segments: (1) Optical & Wound Care and (2) Skin Care (see Note 20, Segment Reporting, for further details).

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

As of December 31, 2021, the November 2021 Warrants (as described in Note 14, Stockholders’ Equity) were classified within Level 3 of the fair value hierarchy as liabilities (see Note 13, “Warrant Liability” and Note 14, “Stockholders’ Equity”). As of December 31, 2022, the Company no longer had a warrant liability as the amount was reclassed to equity.

The following table presents the Company’s cash equivalent assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$332	$332	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$484	$484	$—	$—

The following is a reconciliation of the beginning and ending balances for the liabilities and assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2022 (in thousands):

Fair value of warrant liability at December 31, 2021	$9,558
Decrease in fair value of November 2021 Warrants	(2,056)
Reclassification of November 2021 Warrants liability to equity	(7,502)
Fair value of warrants issued in connection with the 2022 Warrant Reprice Transaction (see Note 14)	5,241
Decrease in fair value of warrants issued in connection with the 2022 Warrant Reprice Transaction (see Note 14)	(3,390)
Reclassification of September 2022 Warrants liability to equity	(1,851)
Fair value of warrant liability at December 31, 2022	$—

Fair value of contingent liability at December 31, 2021	$561
Decrease in fair value of contingent liability	(561)
Fair value of contingent liability at December 31, 2022	$—

The following table presents the Company’s cash equivalent assets measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Balance at	Quoted	Significant	Significant
	December 31,	Prices in	Other	Unobservable
	2021	Active	Observable	Inputs
		Markets	Inputs	(Level 3)
		for Identical	(Level 2)
		Items
		(Level 1)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	151	151	—	—
Total assets	$475	$475	$—	$—

Liabilities
Warrant liability	$9,558	$—	$—	$9,558
Contingent earnout liability	561	—	—	561
Total liabilities	$10,119	$—	$—	$10,119

The following is a reconciliation of the beginning and ending balances for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021 (in thousands):

Fair value of warrant liability at December 31, 2020	$—
Fair value of November 2021 Warrants issued	14,172
Decrease in fair value of November 2021 Warrants	(4,614)
Fair value of warrant liability at December 31, 2021	$9,558

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2022	2021
Prepaid inventory	$211	$368
Prepaid insurance	146	138
Prepaid dues and subscriptions	43	18
Prepaid marketing costs	24	15
Prepaid patents	12	9
Tenant Allowance	11	-
Prepaid consultants	-	68
Prepaid sales rebates	-	19
Prepaid rent	-	14
Other	113	129
Total prepaid expenses and other current assets	$560	$778

NOTE 6. INVENTORY

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials and supplies	$1,273	$1,179
Finished goods	2,663	2,682
Less: Reserve for excess and obsolete inventory	(499)	(641)
Total inventory, net	$3,437	$3,220

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	412	464
Production equipment	—	114
Leasehold improvements	152	79
Total property and equipment, at cost	741	834
Less: accumulated depreciation	(622)	(641)
Total property and equipment, net	$119	$193

Depreciation expense was $120 thousand and $59 thousand for the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022, and 2021, the Company disposed of damaged, unusable and fully depreciated property and equipment with cost of approximately $68 thousand and $12 thousand, respectively. As a result, the Company recognized an immaterial loss on the disposal of these assets in the consolidated statements of operation for such periods.

During the year ended December 31, 2022, the Company recognized a long-lived asset impairment loss in connection with the DERMAdoctor business impairment. As such, the Company has recorded an impairment charge in the year ended December 31, 2022, of $66 thousand, net for property, plant and equipment which is reflected in the general and administrative caption in the Company’s consolidated statements of operations. The impairment information is discussed in Note 2, “Summary of Significant Account Policies”.

NOTE 8. GOODWILL

Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other. The Company does not amortize goodwill, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. There were indications of impairment during the year ended December 31, 2022.

During the fourth quarter of 2022, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company’s annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that the fair value of the reporting unit may more likely than not be less than the carrying amount, which necessitated the Company performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill related to its DERMAdoctor reporting unit was impaired by $4.2 million. As such, the Company has recorded a goodwill impairment charge in the year ended December 31, 2022, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The impairment information is discussed in Note 2, “Summary of Significant Account Policies,”. The Company did not record any goodwill impairment charges for the year ended December 31, 2021.

The following table presents details of our goodwill during the year ended December 31, 2022:

Amount
Balance as of December 31, 2021	$4,528
Goodwill impairment	4,180
Balance as of December 31, 2022	$348

NOTE 9. OTHER INTANGIBLE ASSETS

For the years ended December 31, 2022 and 2021, other intangible assets consisted of the following (in thousands):

	Balance at December 31, 2022
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(48)	$(172)	$70
Trade secrets / product formulations	2,890	(375)	$(1,415)	1,100

Total other intangible assets	$5,260	$(423)	$(2,557)	$2,280

	Balance at December 31, 2021
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$—	$2,080

Amortizable intangible assets
Customer relationships	$290	$(7)	$—	$283
Trade secrets / product formulations	2,890	(53)	—	2,837

Total other intangible assets	$5,260	$(60)	$—	$5,200

In the fourth quarter of 2022, the Company determined that certain of its indefinite-lived and long-lived amortizable intangible assets related to its DERMAdoctor business were impaired. As such, the Company has recorded an intangible asset impairment charge of $2.6 million in the year ended December 31, 2022, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The impairment information is discussed in Note 2, “Summary of Significant Account Policies,”. The Company did not record any intangible asset impairment charges for the year ended December 31, 2021.

Amortization expense was $363 thousand and $60 thousand for the years ended December 31, 2022 and 2021, respectively. Based on the amortizable intangible assets as of December 31, 2022, future amortization expenses is expected to be as follows (in thousands):

2023	$152
2024	153
2025	152
2026	153
Thereafter	560
Total	$1,170

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2022	2021
Contract liabilities (see Note 14)	$1,807	$1,289
Employee payroll and benefits	261	443
Marketing costs	104	51
Inventory purchases	101	0
Other	451	309
Total accrued liabilities	$2,724	$2,092

NOTE 11. LINE OF CREDIT

At the time of the DERMAdoctor Acquisition, DERMAdoctor had a line of credit agreement with Bank Midwest for $500 thousand. The line of credit was terminated and repaid in full on January 6, 2022. The line of credit had an interest rate equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.00%. All borrowings were collateralized by substantially all assets of DERMAdoctor. As of December 31, 2022, there was no outstanding balance on the line of credit as such line of credit was terminated in the first quarter of 2022.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2022.

Legal Matters

As of December 31, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term was scheduled to expire on February 28, 2022, but on January 19, 2022, the Company exercised its option to extend the term and amended the lease to extend the term through July 31, 2027.

The Company is also party to a lease for 19,136 square feet of space located in Riverside, Missouri, which it utilizes for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024.

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

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Lease Costs	For the Years Ended December 31,
	2022	2021
Operating lease cost	$525	$418
Net lease cost	$525	$418

Other information
Operational cash flow used for operating leases	$540	$475

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	For the Years Ended December 31,
	2022	2021
Weighted-average remaining lease term (in years)	4.3	2.5
Weighted-average discount rate	5%	6%

Future lease payments under non-cancelable leases as of December 31, 2022 were as follows (in thousands):

2023	$535
2024	549
2025	431
2026	444
2027	290
Total future minimum lease payments	2,249
Less imputed interest	(208)
Total	$2,041

Reported as:
Operating lease liability	$453
Operating lease liability- non-current	1,588
Total	$2,041

NOTE 13. WARRANT LIABILITY

September 2022 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the Company issued the September 2022 Warrants. The September 2022 Warrants became exercisable on March 9, 2023 after being subject to an exercise restriction until the later of (i) March 9, 2023 or (ii) the date that the Reverse Stock Split, which was approved by Company stockholders on November 10, 2022, becomes effective. As a result, under ASC 480, Distinguishing Liabilities from Equity, the September 2022 Warrants were classified as equity as of December 31, 2022. See Note 14, “Stockholders’ Equity”.

The fair value of the September 2022 Warrants was determined to be $1.4 million as of the date of issuance in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.0%
Weighted-average fair value of warrants	$4.55

As of November 10, 2022, the fair value of the September 2022 Warrants was determined to be $0.5 million in accordance with the following key assumptions:

Expected price volatility	79.5%
Expected term (in years)	5.8
Risk-free interest rate	3.93%
Dividend yield	0.0%
Weighted-average fair value of warrants	$1.40

November 2021 Warrants

The Company issued the November 2021 Warrants in the fourth quarter of 2021 which were all subsequently amended pursuant to the 2022 Warrant Reprice Transaction. The November 2021 Warrants, as amended, became exercisable on March 9, 2023 after being subject to a restriction upon the exercise of the November 2021 Warrants until the later of (i) March 9, 2023 or (ii) the date that the Reverse Stock Split, which was approved by the Company’s stockholders on November 10, 2022, becomes effective. See Note 14, “Stockholders’ Equity”.

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

Upon issuance, the fair value of the November 2021 Warrants was determined to be $14.2 million in accordance with the following key assumptions as of November 2, 2021:

Expected price volatility	84.9%
Expected term (in years)	6.2
Risk-free interest rate	1.29%
Dividend yield	0.00%
Weighted-average fair value of warrants	$13.30

As of December 31, 2021 the fair value of the November 2021 Warrants was determined to be $9.6 million in accordance with the following key assumptions:

Expected price volatility	87%
Expected term (in years)	6.0
Risk-free interest rate	1.31%
Dividend yield	0.00%
Weighted-average fair value of warrants	$8.75

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the Company reduced the exercise price of all of the November 2021 Warrants to $0.18 per share and amended certain other of their terms. In connection with the 2022 Warrant Reprice Transaction, a total of 9,375,000 shares of common stock (or 267,857 shares of common stock if accounting for the subsequent Reverse Stock Split) underlying the November 2021 Warrants were exercised immediately after amendment. As a result, under ASC 480, Distinguishing Liabilities from Equity, the unexercised November 2021 Warrants, as amended, were classified as liabilities as of the date of amendment.

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.00%
Weighted-average fair value of warrants	$4.55

As of November 10, 2022, the fair value of the November 2021 Warrants, as amended, was determined to be $1.3 million in accordance with the following key assumptions:

Expected price volatility	79.5%
Expected term (in years)	5.8
Risk-free interest rate	3.93%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.40

Amended July 2020 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the Company reduced the exercise price of certain July 2020 Warrants exercisable for 4,800,000 shares of common stock (or 137,145 shares of common stock if accounting for the subsequent Reverse Stock Split) to $0.18 per share and amended certain other of their terms. In connection with the 2022 Warrant Reprice Transaction, a total of 2,100,000 shares of common stock (or 60,000 shares of common stock if accounting for the subsequent Reverse Stock Split) underlying the Amended July 2020 Warrants were exercised immediately after amendment. The remaining Amended July 2020 Warrants exercisable for 2,700,000 shares of common stock (or 77,145 shares of common stock if accounting for the subsequent Reverse Stock Split) became exercisable on March 9, 2023 after being subject to a restriction upon their exercise until the later of (i) March 9, 2023 or (ii) the date that the Reverse Stock Split, which was approved by Company’s stockholders on November 10, 2022, becomes effective. As a result, under ASC 480, Distinguishing Liabilities from Equity, the unexercised Amended July 2020 Warrants were classified as liabilities on the date of amendment.

The fair value of the Amended July 2020 Warrants was determined to be $0.3 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	3.4
Risk-free interest rate	3.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$3.50

As of November 10, 2022, the fair value of the Amended July 2020 Warrants was determined to be $0.1 million in accordance with the following key assumptions:

Expected price volatility	79.5%
Expected term (in years)	3.2
Risk-free interest rate	4.15%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.05

2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants

The Company issued the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants (each as defined in Note 14, “Stockholders’ Equity”) in the third quarter of 2019. The terms of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants all required potential cash-settlement in the event of a specified fundamental transaction. Under ASC 480, Distinguishing Liabilities from Equity, the warrants were classified as liabilities because the Company’s potential obligation to cash-settle the warrants was deemed to be beyond the Company’s control. The fair value of outstanding warrants was determined at each reporting date using a Black-Scholes option pricing model with the changes in fair value recorded in the consolidated statements of operations.

Upon issuance in the third quarter of 2019, the fair value of the 2019 Domestic Warrants, 2019 Foreign Warrants and 2019 Ladenburg Warrants was determined to be $3.1 million, $2.0 million and $0.1 million, respectively.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the 2019 Domestic Warrants and 2019 Foreign Warrants were exercised at reduced exercise prices. The warrant liabilities associated with these warrants were adjusted to their fair values as of the date of exercise, with the change in fair values recorded in the consolidated statements of operations. The fair values were then transferred to equity. As of the date of exercise, the fair value of the 2019 Domestic Warrants and 2019 Foreign Warrants was determined to be $4.9 million and $4.2 million, respectively, in accordance with the following key assumptions:

Assumptions	2019 Domestic Warrants	2019 Foreign Warrants
Expected price volatility	178%	178%
Expected term (in years)	4.57	4.57
Risk-free interest rate	0.25%	0.27%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrant	$41.30	$53.90

There were no 2019 Domestic Warrants or 2019 Foreign Warrants outstanding as of December 31, 2022.

In the third quarter of 2020, as further described in Note 14, “Stockholders’ Equity”, the Company amended the 2019 Ladenburg Warrants. The Company’s potential obligation to cash-settle the warrants if a specified fundamental transaction occurred was amended to apply only in situations within the Company’s control. Pursuant to this change, the 2019 Ladenburg Warrants were no longer classified as liabilities. The warrant liability associated with the 2019 Ladenburg Warrants was adjusted to fair value as of the date of the amendment, with the change in fair value recorded in the consolidated statements of operations. The fair value was then transferred to equity. The fair value of the 2019 Ladenburg Warrants was determined to be $0.2 million on the date of amendment in accordance with the following key assumptions:

Expected price volatility	186%
Expected term (in years)	4.05
Risk-free interest rate	0.22%
Dividend yield	0.00%
Weighted-average fair value of warrants	$40.95

The 2019 Ladenburg Warrants will no longer be adjusted to fair value in reporting periods after the amendment. All 2019 Ladenburg Warrants remained outstanding as of December 31, 2022.

NOTE 14. STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock (with rights and preferences as may be approved by the Company’s Board of Directors).

Reverse Stock Split

Effective November 15, 2022, the Company amended its Certificate of Incorporation to effect a 1-for-35 reverse split of its outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders on November 10, 2022. As a result of the Reverse Stock Split, every 35 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into 1 share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All stock options outstanding, common stock reserved for issuance under the Company’s equity incentive plans, common stock reserved for issuance under the Series B Preferred Stock and outstanding warrants were adjusted by dividing the number of affected shares of common stock by 35 and, as applicable, multiplying the exercise/conversion price by 35. Except as otherwise specifically noted, all share numbers, share prices, exercise prices and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

2022 Warrant Reprice Transaction and September 2022 Warrants

On September 9, 2022, the Company entered into the 2022 Warrant Reprice Transaction, which included warrant reprice letter agreements with each of the holders of the November 2021 Warrants and certain holders of the July 2020 Warrants. Pursuant to the terms of the letter agreements, the November 2021 Warrants and certain July 2020 Warrants were amended to: (i) reduce the exercise price; (ii) provide that such warrants would not be exercisable until a later date, which was March 9, 2023; and (iii) in the case of the November 2021 Warrants, extend the termination date to September 11, 2028.

As a result of these amendments to the Amended November 2021 Warrants and the Amended July 2020 Warrants, the Company recorded a non-cash loss on modification of common stock warrants in the amount of $1.9 million. The loss represents the increase in fair value of the November 2021 Warrants, as amended, and the Amended July 2020 Warrants as a result of the modification. The increase in fair value was calculated as the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $3.3 million immediately prior to the modification in accordance with the following key assumptions:

	November 2021 Warrants	July 2020 Warrants
Expected price volatility	79.6%	79.6%
Expected term (in years)	5.4	3.4
Risk-free interest rate	3.43%	3.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$3.15	$0.70

The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $5.2 million immediately after the modification in accordance with the following key assumptions:

	November 2021 Warrants	July 2020 Warrants
Expected price volatility	79.6%	79.6%
Expected term (in years)	6.0	3.4
Risk-free interest rate	3.43%	3.58%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$4.55	$3.50

Additionally, in connection with the 2022 Warrant Reprice Transaction, the Company issued to certain participants in the 2022 Warrant Reprice Transaction that exercised their Amended November 2021 Warrants and their Amended July 2020 Warrants, the September 2022 Warrants to purchase a number of shares of common stock equal to 100% of the number of shares that a participant exercised under its November 2021 Warrant or Amended July 2020 Warrant, as applicable. The September 2022 Warrants are exercisable for an aggregate of 327,860 shares of common stock at an exercise price of $6.30 per share and expire on September 11, 2028.

The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million. The Company allocated the gross proceeds between the common stock issued for the Amended November 2021 Warrants and the Amended July 2020 Warrants exercised, and the September 2022 Warrants issued to participants by applying the relative fair value allocation methodology. The Company allocated $0.7 million in gross proceeds to the common stock issued for the Amended November 2021 Warrants and the Amended July 2020 Warrants exercised, and $1.4 million to the September 2022 Warrants which are classified as a liability. For additional information regarding the warrant liability and valuation, please see Note 13, “Warrant Liability”.

Ladenburg Thalmann & Co. Inc. (“Ladenburg”) served as the Company’s warrant solicitation agent for the 2022 Warrant Reprice Transaction in exchange for a fee equal to 8% of the total gross proceeds. The Company incurred total issuance costs of $529 thousand in conjunction with the 2022 Warrant Reprice Transaction. The Company allocated $166 thousand of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations during the year ended December 31, 2022. The remaining $363 thousand was recorded as a reduction of common stock and additional paid in capital in the Company’s consolidated balance sheets.

Series C Preferred Stock and Warrants

Concurrent with the 2022 Warrant Reprice Transaction on September 9, 2022, the Company entered into the 2022 Private Placement, a private placement transaction with certain accredited investors to sell units that consisted of: (1) 3,250 shares of  Series C Preferred Stock convertible into an aggregate of 516,750 shares of common stock, (2) the Short-Term Warrants exercisable for 515,876 shares of common stock at an exercise price of $6.30 per share, and (3) the Long-Term Warrants exercisable for 515,876 shares of common stock at an exercise price of $6.30 per share. The closing of the 2022 Private Placement was subject to receiving certain stockholder approvals (as obtained on November 10, 2022), effecting the Reverse Stock Split, as well as the satisfaction of other customary closing conditions. On November 18, 2022, the Company closed the 2022 Private Placement and received gross proceeds of $3.2 million from the sale of the Series C Preferred Stock and the 2022 Warrants.

As of December 31, 2022, the 1,031,752 shares of common stock underlying the 2022 Warrants (with 515,876 underlying each of the Short-Term Warrants and the Long-Term Warrants) became exercisable on March 9, 2023 at an exercise price of $6.30 with the Short-Term Warrants expiring on May 20, 2024 and the Long-Term Warrants expiring on November 20, 2024.

Series B Preferred Stock and November 2021 Warrants

On October 29, 2021, the Company entered into the 2021 Private Placement, including a securities purchase agreement with various institutional investors to sell in a private placement offering (i) an aggregate of 15,000 shares of our newly-created Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) convertible into an aggregate of 37,500,000 shares of common stock (or 1,071,429 shares of common stock if accounting for the subsequent Reverse Stock Split), and (ii) the November 2021 Warrants exercisable for 37,500,000 shares of common stock (or 1,071,429 shares of common stock if accounting for the subsequent Reverse Stock Split) for net proceeds of $14.9 million. The 2021 Private Placement closed on November 2, 2021.

The November 2021 Warrants were not immediately exercisable upon issuance. In order for the November 2021 Warrants to become exercisable, the Company was required to hold a stockholder meeting to (i) obtain stockholder approval, in accordance with Section 713(a) and (b) of the NYSE American Company Guide, for the issuance of the shares underlying the Series B Preferred Stock and the November 2021 Warrants (the “Share Issuance Proposal”) and (ii) obtain stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares (the “Authorized Share Increase Proposal”). The Company held a special meeting of stockholders on December 17, 2021 (the “Special Meeting”) at which the Share Issuance Approval was approved by stockholders and, at a subsequent adjournment of the Special Meeting on January 31, 2022, the stockholders approved the Authorized Share Increase Proposal. As a result of these approvals having been given by the stockholders at the Special Meeting, the November 2021 Warrants became exercisable as of January 31, 2022, and will continue to be exercisable for a period of six (6) years from such date.

The conversion by the holders of the Series B Preferred Stock was initially subject to approval of the Share Issuance Proposal. Until the Share Issuance Proposal was approved by stockholders at the Special Meeting, the holders of the Series B Preferred Stock were limited in converting their shares to an aggregate of 19.99% of the outstanding shares of common stock immediately prior to the closing of the 2021 Private Placement. As a result of the Company’s stockholders approving the Share Issuance Proposal at the Special Meeting, this limitation upon conversion of Series B Preferred Stock was no longer applicable to the holders as of December 17, 2021. The Series B Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of NovaBay. The Series B Preferred Stock does, however, have anti-dilution protection in the event that the Company sells or grants any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Series B Preferred Stock.

The Company allocated the net proceeds between the Series B Preferred Stock and the November 2021 Warrants by applying the residual fair value methodology. The Company first allocated $14.2 million to the November 2021 Warrants, with the residual amount allocated to the Series B Preferred Stock. See Note 13, “Warrant Liability” for further discussion of the key assumptions used to value the November 2021 Warrants.

In connection with the issuance of the Series B Preferred Stock, the Company recorded a beneficial conversion feature of $0.7 million as a discount to Series B Preferred Stock and an increase to additional paid in capital. The Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statements of operations upon approval of the Share Issuance Proposal in the fourth quarter of 2022.

The Company incurred total issuance costs of $1.7 million in conjunction with the 2021 Private Placement. The Company allocated $1.6 million of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations loss during the year ended December 31, 2021. The remaining $0.1 million was recorded as a reduction of Series B Preferred Stock in the Company’s consolidated balance sheets.

Each share of the Series B Preferred Stock that the Company issued in the 2021 Private Placement had a purchase price of $1,000 per share and was initially convertible at a conversion price of $0.40 into 2,500 shares of common stock, or an aggregate of 37,500,000 shares of common stock (which does not account for the Reverse Stock Split). On September 9, 2022, the 2022 Warrant Reprice Transaction provided for amendments to certain common stock purchase warrants to lower their exercise price to $0.18 per share as well as the issuance of the September 2022 Warrants also with an exercise price of $0.18 per share, which exercise price was lower than the then effective $0.40 conversion price of the Series B Preferred Stock (which does not account for the Reverse Stock Split). This triggered the Series B Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $0.18, and each outstanding share of Series B Preferred Stock became convertible into 5,556 shares of common stock (which does not account for the Reverse Stock Split). As a result of the change, the Company recorded a $5.7 million deemed Series B Preferred Stock dividend. The deemed dividend is recorded as a reduction to income available to common shareholders in the basic earnings per shares (EPS) calculation. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series B Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series B Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series B Preferred Stock was determined to be $6.9 million immediately prior the conversion price adjustment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	1.3
Risk-free interest rate	3.64%
Dividend yield	0.00%
Weighted-average fair value of warrants	$8.05

The fair value of the Series B Preferred Stock was determined to be $12.5 million immediately after the conversion price protection adjustment in accordance with the following key assumptions:

Expected price volatility	79.6%
Expected term (in years)	1.3
Risk-free interest rate	3.64%
Dividend yield	0.00%
Weighted-average fair value of warrants	$2.10

Thereafter, the Company effected the Reverse Stock Split, which resulted in an automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $6.30, and each outstanding shares of Series B Preferred Stock became convertible into 159 shares of common stock.

As of December 31, 2022, 3,380 shares of the Series B Preferred Stock had been converted into common stock. Each of the remaining 11,620 shares of the Series B Preferred Stock as of December 31, 2022, is currently convertible into 159 shares of common stock at a conversion price of $6.30.

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the November 2021 Warrants were amended to reduce the exercise price to $0.18 (or $6.30 to adjust for the subsequent Reverse Stock Split) and extend the expiration date to September 11, 2028. Additionally, in conjunction with the 2022 Warrant Reprice Transaction, holders of the November 2021 Warrants, as amended, exercised a portion of their warrants at the reduced exercise price. As of December 31, 2022, the 803,574 shares of common stock underlying the November 2021 Warrants, as amended, became exercisable on March 9, 2023.

Common Stock

May 2021 At the Market Offering

In the second quarter of 2021, the Company established an at-the-market offering and equity program with Ladenburg (the “2021 ATM Program”). For additional information regarding the offering and equity program, see the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021. During the second quarter of 2021, 2,672,000 shares of common stock were issued under the 2021 ATM Program for total net proceeds of $1.8 million, net of offering costs of $0.1 million.

Common Stock Warrants

TLF Bio Innovation 2021 Warrants

On January 15, 2021, TLF Bio Innovation was granted warrants exercisable for 15,000 shares of common stock (or 429 shares of common stock if accounting for the subsequent Reverse Stock Split) with an exercise price of $0.6718 (or $23.5130 if accounting for the subsequent Reverse Stock Split) (the “TLF Warrants”). The TLF Warrants will expire five years after their issuance. The TLF Warrants are classified as equity.

2019 Domestic Warrants, 2019 Foreign Warrants, 2019 Ladenburg Warrants and July 2020 Warrants

As of December 31, 2022, there were no 2019 Domestic Warrants, 2019 Foreign Warrants, 2019 Ladenburg Warrants or July 2020 Warrants (each as defined below) outstanding. Therefore, the share amounts and related exercise prices below have not been adjusted to account for the Reverse Stock Split.

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

The Company incurred total issuance costs of $0.5 million in conjunction with the 2019 Purchase Agreement. The Company allocated $0.2 million of the issuance costs to the warrant liability which was expensed in the Company’s consolidated statements of operations during the period. The remaining $0.3 million was recorded as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.

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

2019 Ladenburg Warrants

Ladenburg served as the placement agent for the transaction related to the 2019 Purchase Agreement in exchange for a commission representing six percent (6%) of the gross proceeds, totaling $0.3 million, and common stock purchase warrants exercisable for 167,942 shares of common stock (or 4,799 shares of common stock as adjusted for the subsequent Reverse Stock Split) with an expiration date of August 8, 2024 (the “2019 Ladenburg Warrants”). In addition, the Company reimbursed the Placement Agent $60 thousand for certain expenses. The Company also incurred and paid other offering costs of $0.3 million.

As the 2019 Ladenburg Warrants were accounted for as a stock issuance cost, $59 thousand was allocated to the warrant liability and expensed during the period and $65 thousand was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets. See Note 13, “Warrant Liability” for a discussion of the key assumptions used to value the 2019 Ladenburg Warrants.

During the third quarter of 2020, the Company also entered into a reprice agreement with Ladenburg which reduced the exercise price to $0.99 per share (or $34.65 to adjust for the subsequent Reverse Stock Split) and amended certain terms of the 2019 Ladenburg Warrants. The Company’s potential obligation to cash-settle the warrants if a specified fundamental transaction occurred was amended to apply only in situations within the Company’s control. As further described in Note 13, “Warrant Liability”, the 2019 Ladenburg Warrants were no longer classified as a liability as a result of this amendment.

June 2019 Private Placement and June 2019 Warrants

As of December 31, 2022, there were no June 2019 Warrants (as defined below) outstanding. Therefore, the share amounts and related exercise prices below have not been adjusted to account for the Reverse Stock Split.

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

During the second quarter of 2020, a total of 571,428 June 2019 Warrants were exercised, resulting in gross proceeds of $497 thousand. The Company paid China Kington a fee of $29 thousand, or six percent (6%) of the gross proceeds, for brokering the exercise transaction. Also, during the second quarter of 2021, all remaining 571,428 June 2019 Warrants expired unexercised.

October 2015 Warrants

As of December 31, 2022, there were no October 2015 Warrants (as defined below) outstanding. Therefore, the share amounts and related exercise prices below have not been adjusted to account for the Reverse Stock Split.

In the fourth quarter of 2015, the Company issued 442,802 common stock purchase warrants exercisable for 442,802 shares of common stock in connection with a public offering (the “October 2015 Warrants”). The warrants were issued with an exercise price of $5.00 and an expiration date of October 27, 2020. In February 2016 and May 2019, the exercise price of outstanding October 2015 Warrants was reduced to $1.81 and $0.2061 per share, respectively, pursuant to price protection provisions of the warrants. Also during the fourth quarter of 2021, a total of 22,680 October 2015 Warrants were exercised, resulting in gross proceeds of $5 thousand.

During the fourth quarter of 2020, all remaining 15,320 October 2015 Warrants expired unexercised.

March 2015 Warrants

As of December 31, 2022, there were no March 2015 Warrants (as defined below) outstanding. Therefore, the share amounts and related exercise prices below have not been adjusted to account for the Reverse Stock Split.

In the first quarter of 2015, the Company issued 649,133 common stock purchase warrants exercisable for 649,133 shares of common stock in connection with a private placement offering (the “March 2015 Warrants”). The exercise price of individual March 2015 Warrants varied between $15.00 and $16.25 per share at the time of issuance. The Company issued 278,200 of the March 2015 Warrants with an expiration date of March 6, 2020, and the remaining 370,933 March 2015 Warrants with an expiration date of September 6, 2015. In October 2015, in connection with a separate financing event, the exercise price of all outstanding March 2015 Warrants was reduced to $5.00 per share and the expiration date of all outstanding warrants expiring on September 6, 2015, was extended to March 6, 2020. In February 2016 and May 2019, the exercise price of all outstanding July 2011 Warrants was reduced to $1.81 and $0.2061 per share, respectively, pursuant to price protection provisions of the warrants.

During the first quarter of 2020, a total of 70,000 March 2015 Warrants were exercised, resulting in gross proceeds of $14 thousand. Also in the first quarter of 2020, all remaining 7,419 March 2015 Warrants expired unexercised.

July 2011 Warrants

As of December 31, 2022, there were no July 2011 Warrants (as defined below) outstanding. Therefore, the share amounts and related exercise prices below have not been adjusted to account for the Reverse Stock Split.

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

In March 2020, a total of 35,107 July 2011 Warrants expired unexercised.

The details of all outstanding warrants as of December 31, 2022 were as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2020	201	$57.13
Warrants granted	1	$23.51
Warrants expired	—	$—
Outstanding at December 31, 2021	202	$57.13
Warrants granted	2,431	$8.18
Warrants exercised	(327)	$6.30
Warrants expired	—	$—
Outstanding at December 31, 2022	2,306	$7.70

NOTE 15. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the granting of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board.  The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of December 31, 2021.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On March 6, 2022, the number of shares available for future awards under the 2017 Plan was increased by 54,590 shares. As of December 31, 2022, there were 90,591 shares available for future awards under the 2017 Plan.

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

Stock Option Summary

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2021, and activity during the year ended December 31, 2022:

(in thousands, except years and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	127	$48.77	7.6	$460

Options granted	19	$9.62
Restricted stock units granted	5	$—
Restricted stock units vested	(3)	$—
Options forfeited/cancelled	(15)	$93.48
Restricted stock units cancelled	(1)	—
Outstanding at December 31, 2022	132	$37.99	7.5	$69
Vested and expected to vest at December 31, 2022	97	$50.41	7.1	$10

Vested at December 31, 2022	63	$68.89	6.2	$—

Exercisable at December 31, 2022	63	$68.89	6.2	$—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of December 31, 2022 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the years ended December 31, 2022 and 2021.

As of December 31, 2022, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $0.5 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 2.04 years.

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

During the years ended December 31, 2022 and 2021, the Company granted options to employees and directors to purchase an aggregate of 18,607 and 14,748 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	For the Years Ended December 31,
Assumptions	2022	2021
Expected price volatility	158%	164%
Expected term (in years)	6.45	6.19
Risk-free interest rate	2.36%	1.05%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$9.22	$22.37

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

Dividend Yield—The Company has not made any dividend payments nor does the Company have plans to pay dividends in the foreseeable future.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

During the years ended December 31, 2022 and 2021, the Company granted 5,148 and 34,291, shares of restricted stock to employees and directors, respectively.

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $0.2 million and $0.7 million, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the years ended December 31, 2022 and 2021, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

The Company did not grant restricted stock to non-employees during the year ended December 31, 2022.

In connection with former director Mr. Sieczkarek’s resignation, the Company entered into a two-year consulting agreement with Mr. Sieczkarek under which he is entitled to receive additional shares of fully vested registered stock in exchange for consulting services. According to the terms of the agreement, the stock units are to be issued in two tranches of $0.2 million each for a total aggregate fair market value equal to $0.4 million. The number of shares issued for each tranche is calculated using the closing price on each respective grant date. In July 2021, the Company issued 9,382 shares to Mr. Sieczkarek to fulfill the second tranche. The expense related to the shares issued under the consulting agreement was recorded over the term of the Consulting Agreement.

For the year ended December 31, 2022, the Company recognized a nominal amount of stock-based compensation expense as relates to non-employees. For the year ended December 31, 2021, the Company recognized stock-based compensation expense of $240 thousand, related to non-employee options and restricted stock grants.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Research and development	$20	$10
Sales and marketing	52	129
General and administrative	148	794
Total stock-based compensation expense	$220	$933

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration for the year ended December 31, 2022 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2021	$1,150	$83	$56	$1,289
Provision related to sales made in:
Current period	$1,865	$65	$448	$2,378
Payments and customer credits issued	$(1,342)	$(95)	$(423)	$(1,860)
Balance at December 31, 2022	$1,673	$53	$81	$1,807

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration for the year ended December 31, 2021 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2020	$537	$91	$102	$730
Provision related to sales made in:
Current period	$1,374	$135	$723	$2,232
Payments and customer credits issued	$(761)	$(143)	$(769)	$(1,673)
Balance at December 31, 2021	$1,150	$83	$56	$1,289

Contract Assets and Liabilities

The Company receives payments from our distribution partners established in each contract. Amounts are recorded as accounts receivable when the Company’s rights to consideration is unconditional. The Company may be required to defer recognition of revenue for upfront payments until it performs its obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt.

The following table presents contract assets and liabilities reported in the consolidated balance sheets (in thousands):

	December 31,	December 31,	December 31,
	2022	2021	2020
Contract assets	$-	$19	$144

Contract liabilities
Current portion	$4	$54	$2
Long-term portion	$-	$-	$-
Total contract liabilities	$4	$54	$2

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the years ended December 31, 2022 and 2021, the Company earned $0.1 million and $0.6 million, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $1.6 million as of December 31, 2022 and $0.9 million as of December 31, 2021. The contract liability is included in accrued liabilities in the consolidated balance sheets. The Company also recorded a prepayment of $19 thousand for rebates related to these distribution agreements as of December 31, 2021, with no such prepayment recorded in the 2022 period, that is recorded in the prepaid expenses and other current assets in the consolidated balance sheets (see Note 5, “Prepaid Expenses and Other Current Assets”).

Over-the-Counter Sales of Avenova Spray

Avenova Spray was launched online on June 1, 2019 direct to U.S. customers. Avenova Spray is offered primarily for sale on Amazon.com, the Company’s website (Avenova.com), Walmart.com, select CVS stores and online on CVS.com. These channels provide the Company with more stable pricing and provide customers with easy access to our product. During the years ended December 31, 2022 and 2021, the revenue generated from Avenova Spray in these channels was $6.5 million and $6.6 million, respectively.

DERMAdoctor Products Distribution Agreements

DERMAdoctor products are sold through distribution arrangements with third parties such as Costco and others. During the years ended December 31, 2022 and 2021, the Company earned $0.9 million and $0.2 million, respectively, in sales revenue for its DERMAdoctor products from these distribution agreements.

Under these distribution arrangements, the Company had a contract liability balance of $0.2 million as of December 31, 2022, and $0.4 million as of December 31, 2021. The contract liability is included in accrued liabilities in the consolidated balance sheets.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company made an election to change the terms of the 401(k) plan such that, beginning on January 1, 2022, the Company elected to make a matching contribution equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $125 thousand to the plan in the year ended December 31, 2022. During the year ended December 31, 2021, the Company had not elected to contribute to the 401(k) plan and made no contributions.

NOTE 18. INCOME TAXES

For the years ended December 31, 2022 and 2021, loss before provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021
United States	$(10,608)	$(5,824)
International	—	—
	$(10,608)	$(5,824)

For the years ended December 31, 2022 and 2021, the federal and state income tax provision is summarized as follows (in thousands):

For the Years Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	—	—
Other	—	—
Total current tax expense	$—	$—

Deferred
Federal	—	—
State	—	—
Other	—	—
Total deferred tax expense	$—	$—

Income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2022 and 2021 are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$35,234	$33,455
Stock options	750	884
Research and development credits	641	641
Accruals	464	306
Operating lease liabilities	472	19
Property and equipment	13	10
Other deferred tax assets	331	376
Total deferred tax assets	37,905	35,691

Deferred tax liabilities:
Operating lease right-of-use assets	(472)	(19)
Total deferred tax liabilities	(472)	(19)

Valuation allowance	(37,433)	(35,672)
Net deferred taxes	$—	$—

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $1.8 million and $2.8 million during the years ended December 31, 2022 and 2021, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2022, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$38,087	Does Not Expire
Net operating losses, federal (Pre January 1, 2018)	$94,886	Beginning in 2024
Net operating losses, state	$111,012	Beginning in 2028
Tax credits, federal	$542	Beginning in 2031
Tax credits, state	$125	Indefinite

Effective January 1, 2009, the Company adopted a new accounting standard that provides guidance on accounting for uncertainty in income taxes. The adoption had no effect on the Company's financial statements. A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the below years are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Unrecognized benefit - beginning of period	$974	$974
Change during the period	—	—
Unrecognized benefit - end of period	$974	$974

The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized. The balance of unrecognized tax benefits increased as a result of a comprehensive analysis to substantiate the company's research and orphan drug credits. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. Other jurisdictions are not significant. The tax years 2019 - 2022 remain open in the federal jurisdiction and 2018 - 2022 for California. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State tax	7.9%	11.2%
Change in valuation allowance	(48.0%)	(47.7%)
Warrant/equity expenses	20.2%	16.7%
Stock-based compensation expense	(4.2%)	(1.1%)
Other	(0.1%)	(0.1%)
Change in value of earnout	3.2%	—%
Total	0.0%	0.0%

NOTE 19. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold during the years ended December 31, 2022 and 2021, respectively (in thousands):

	For the Years Ended December 31,
	2022	2021
Related party revenue:
NeutroPhase	$976	$368
Total related party revenue	$976	$368

Cost of goods sold
NeutroPhase	$954	$325
Total related party expenses	$954	$325

Related party accounts receivable was $0.2 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively.

On November 17, 2020, the Company entered into a consulting agreement with Eric Wu. Eric Wu is Partner and Senior Vice President of China Kington and the brother of Bob Wu, who serves on the Company’s Board of Directors. Pursuant to the Agreement, Eric Wu acted as a consultant to the Company in support of product expansion efforts as well as in potential financings and other transaction opportunities. The term of the Agreement was for twelve months. As consideration for his services, the Company granted Eric Wu options exercisable for 300,000 shares of the Company’s common stock (or 8,572 shares of common stock if accounting for the subsequent Reverse Stock Split) under the Company’s 2017 Omnibus Incentive Plan with an exercise price equal to the Company’s closing stock price on the date of the grant (as subsequently adjusted for the Reverse Stock Split) and vesting on the one year anniversary of the grant date. Stock-based compensation expense of $152 thousand was recorded for the year ended December 31, 2021 related to Eric Wu’s options, with no stock-based compensation expense related to Eric Wu’s options recorded in the year ended December 31, 2022.

NOTE 20. SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

Prior to the DERMAdoctor Acquisition in November 2021 (see Note 3, “Business Combination”), the Company was managed as a single segment focused on commercializing Avenova Spray in the United States. After the DERMAdoctor Acquisition, the Company began managing and aggregating its operational and financial information in accordance with two reportable segments: (1) Optical & Wound Care and (2) Skin Care. The Optical & Wound Care segment consists of products historically sold by NovaBay prior to the DERMAdoctor Acquisition. The Skin Care segment consists of products acquired in the DERMAdoctor Acquisition and skincare products subsequently sold under the DERMAdoctor brand.

Select financial information for each segment is as follows:

	Year		Year
	Ended	Percentage	Ended	Percentage
	December 31,	of Product	December 31,	of Product
	2022	Revenue	2021	Revenue
Optical & Wound Care	$10,239	71%	$9,555	94%
Skin Care	4,165	29%	649	6%
Total sales, net	$14,404	100%	$10,204	100%

	Year		Year
	Ended	Percentage	Ended	Percentage
	December 31,	of Total	December 31,	of Total
	2022	Operating Loss	2021	Operating Loss
Optical & Wound Care	$5,645	39%	$8,682	98%
Skin Care	8,772	61%	180	2%
Total operating loss	$14,417	100%	$8,862	100%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based upon that evaluation at December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management utilized the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Unless otherwise indicated, all per share numbers have been retroactively adjusted to account for the 1-for-35 Reverse Stock Split, effective November 15, 2022. Also, effective February 16, 2023, the Board appointed Tommy Law as the Company’s Interim Chief Financial Officer and Treasurer. Mr. Law was not a named executive officer during 2022 and, as such, is not reflected in the below information.

Summary Executive Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2022 and December 31, 2021 by (1) our Chief Executive Officer, General Counsel and Chief Compliance Officer, (2) our Chief Product Officer, and (3) our former Chief Financial Officer (who served for the entire fiscal year ended December 31, 2022 and then until February 15, 2023) (collectively, the “NEOs”).

Name and principal position(s)	Fiscal year	Salary ($)	Bonus ($)		Stock awards ($)		Option awards(1) ($)		All other compensation(2) ($)	Total ($)
Justin M. Hall, Esq.	2022	$350,000	$	−	$	−	$	−	$14,954	$364,954
CEO, GC and Chief	2021	328,667		70,000		395,000		−	1,854	795,521
Compliance Officer

Audrey Kunin, M.D.(3)	2022	$200,000	$	−	$	−	$	−	$4,395	$204,395
Chief Product Officer	2021	31,538		−		177,000		86,715	−	295,253

Andrew Jones(4)	2022	$300,000	$	−	$	−	$	−	$14,174	$314,174
Former Chief Financial Officer	2021	291,667		73,500		197,500		−	1,854	564,521

(1)         These amounts represent the aggregate grant date fair value of the equity awards granted to the Company’s NEOs during the fiscal year. The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. See Note 15, “Equity-Based Compensation” to the Company’s consolidated financial statements in our Annual Report, regarding assumptions underlying the valuation of the Company’s equity awards. These amounts do not correspond to the actual value that may be recognized by the Company’s NEOs.

(2)         In 2021 the amounts included individual life insurance premiums paid for by the Company. In 2022 the amounts included individual life insurance premiums paid for by the Company for Mr. Hall and Mr. Jones of $1,909 each, and 401(k) plan matching contributions paid for by the Company for Mr. Hall, Dr. Audrey Kunin and Mr. Jones of $13,045, $4,395 and $12,265, respectively.

(3)         Dr. Audrey Kunin was appointed our Chief Product Officer effective November 5, 2021, and therefore 2021 compensation only reflects a partial year.

(4)         Mr. Jones served as the Company’s Chief Financial Officer for the entire fiscal years ended December 31, 2021 and 2022. Subsequently, Mr. Jones resigned as the Company’s Chief Financial Officer, effective as of February 15, 2023.

2022 and 2021 Base Salaries and Target Bonus Amounts

The Compensation Committee did not recommend any increases to executive salaries or target bonus amounts for 2022; they remained the same as 2021. For Mr. Hall, this was a 2022 base salary of $350,000 and a target bonus percentage of base salary of 50%. For Mr. Jones, this was a 2022 base salary of $300,000 and a target bonus percentage of base salary of 35%.

Previously in 2021, the Compensation Committee approved increases to Messrs. Hall’s and Jones’ annual base salary and target bonus amounts to be effective as of May 1, 2021. As compared to 2020, the base salary of Mr. Hall increased from $286,000 to $350,000 and his target bonus percentage of base salary increased from 40% to 50%. As compared to 2020, the base salary of Mr. Jones increased from $275,000 to $300,000 and his target bonus percentage of base salary increased from 30% to 35%.

2022 and 2021 Cash Bonuses

The Board, upon the recommendation of the Compensation Committee, determined not to award any bonuses to its NEOs for fiscal year 2022 performance.

Previously, the Board, upon the recommendation of the Compensation Committee, awarded Mr. Hall and Mr. Jones a bonus of $70,000 and $73,500, respectively, for fiscal year 2021 performance. Dr. Audrey Kunin was not awarded a bonus for fiscal year 2021 due to her beginning date of service on November 5, 2021.

2022 Equity Awards

The Board, upon the recommendation of the Compensation Committee, determined it would not grant any equity awards for the 2022 fiscal year to any of its NEOs.

2021 Equity Awards

On May 4, 2021, the Compensation Committee granted performance restricted stock units (“Performance RSUs”) to Messrs. Hall and Jones in the amount of 14,286 Performance RSUs and 7,143 Performance RSUs, respectively. Subsequently, on November 5, 2021, Dr. Audrey Kunin was granted 8,572 Performance RSUs in relation to her employment agreement (as described in more detail below).

The Performance RSUs are designed to align each executive’s total direct compensation with the long-term interests of the Company and its stockholders by further linking compensation to performance. The Performance RSUs represent the right to receive a number of shares of the Company’s common stock on a one-to-one basis with the number of Performance RSUs granted, subject to the Company's achievement of certain performance goals set forth in the award agreement. Under the Performance RSUs, the awards will vest based on the achievement of three performance goals as determined by the Compensation Committee at the end of the performance period ending December 31, 2023.

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

The Performance RSUs will only vest upon the achievement of the performance goals as determined by the Compensation Committee at the end of the performance period, subject, in general, to the executive's continuous employment with the Company through the end of the performance period; provided, however, an executive will be entitled to a pro-rated portion of the award in the event that his employment ceases upon his death or permanent disability. Further, if a change in control of the Company occurs, the Performance RSUs will immediately vest, even if the performance goals have not been met, and be settled in the form of consideration consistent with the terms of the change in control. Mr. Jones’ Performance RSUs were subsequently forfeited upon his resignation, effective February 15, 2023.

On November 5, 2021, Dr. Audrey Kunin was also granted 4,286 stock options in relation to her employment agreement (as described in more detail below). Such stock options vest over a two (2) year period (with 50% of the options having vested on the one-year anniversary of Dr. Audrey Kunin’s first day of employment and the remaining 50% of the stock options to vest on the two (2) year anniversary of Dr. Audrey Kunin’s employment immediately prior to the expiration of the term of her employment agreement).

Federal Income Tax Law

Federal income tax law prohibits publicly held companies, such as the Company, from deducting compensation paid to a NEO that exceeds $1 million during the tax year. Prior to the adoption of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), to the extent that compensation was based upon the attainment of performance goals set by the Compensation Committee pursuant to plans approved by the stockholders, the compensation was exempted from the $1 million deduction limit. The Tax Act repealed this exemption, and now compensation paid to NEOs in excess of $1 million is no longer deductible, even if performance-based. The Compensation Committee intends to continue to use performance metrics in compensation when it is in the best interests of the Company and its stockholders even if such compensation is not deductible for tax purposes.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each of our NEOs as of December 31, 2022. Stock options were granted pursuant to our 2007 Plan thereafter until its expiration in March 2017, and all awards since then have been pursuant to our 2017 Plan. The options granted under our 2007 Plan and 2017 Plan are not exercisable until they have vested.

		Option Awards						Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable(1)		Number of securities underlying unexercised options (#) unexercisable(1)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Justin M. Hall, Esq.	05/04/21	–		–		$–	–	–	$–	14,286	(2)	$395,000
	08/20/20	5,625		4,375		$34.65	08/20/30	–	$–	–		$–
	05/31/18	5,429		–		$77.00	05/31/28	–	$–	–		$–
	01/25/17	613	(3)	–		$126.00	01/25/27	–	$–	–		$–
	06/06/16	3,715	(4)	–		$97.30	06/06/26	–	$–	–		$–
	10/01/15	58		–		$236.25	10/01/25	–	$–	–		$–
	09/26/14	35		–		$626.25	09/26/24	–	$–	–		$–
	09/26/13	22		–		$1,496.25	09/26/23	–	$–	–		$–
	02/01/13	35		–		$1,067.50	02/01/23	–	$–	–		$–

Audrey Kunin, M.D.	11/05/21	–		–		–	–	–	–	8,572	(2)	$177,000
	11/05/21	2,143		2,143	(5)	$19.60	–	–	–	–		–

Andrew Jones(6)	05/04/21	–		–		$–	–	–	$–	7,143	(2)	$197,500
	08/20/20	402		313		$34.65	08/20/30
	05/04/20	5,358		3,214		$36.05	05/04/30

_________________

(1)         Unless otherwise noted, each option vests as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting every three months in 12 equal installments thereafter. Options expire ten (10) years from the date of grant.

(2)         Under the Performance RSUs, the awards will vest based on the achievement of three performance goals as determined by the Compensation Committee at the end of the performance period ending December 31, 2023, as described in further detail above.

(3)         Mr. Hall was granted 4,086 stock options to vest on January 31, 2018, in direct proportion to the percentage achievement of the stated 2017 corporate goals, as approved and determined by the Board. Such determination resulted in a 15% payout, or 613 shares vesting.

(4)         Mr. Hall was granted 3,715 stock options to vest on January 31, 2017, in direct proportion to the percentage achievement of the stated 2016 corporate goals, as approved and determined by the Board, which was 100%.

(5)         Dr. Audrey Kunin was granted 4,286 stock options, half of which vested on November 5, 2022, and the other half which will vest on November 5, 2023.

(6)         Mr. Jones’ Performance RSUs and unvested options were subsequently forfeited upon his resignation, effective February 15, 2023.

Employment-Related Agreements and Potential Payments upon Termination or Change in Control

On January 31, 2020 and November 5, 2021, the Company entered into an employment agreement with each of Mr. Hall and Dr. Audrey Kunin, respectively, in connection with their respective appointments to serve as an executive officer. Mr. Hall’s employment agreement was subsequently amended on January 26, 2022. Mr. Jones was party to an employment agreement, dated May 4, 2020, prior to his resignation from the Company on February 15, 2023.

The principal terms of our NEOs’ employment agreements (including Mr. Jones, whose employment agreement was effective throughout the 2022 fiscal year) are summarized below.

Justin Hall

Mr. Hall’s employment agreement, as amended, provides for at-will employment and a term commencing on January 31, 2020 and ending on December 31, 2023 unless earlier terminated. Mr. Hall’s employment agreement originally provided for an annual base salary of two hundred eighty-six thousand dollars ($286,000), subject to annual review and increases determined by the Compensation Committee and/or Board (such amount, the “Hall Base Salary”).

In addition, Mr. Hall shall be eligible for any bonus plan that is deemed appropriate by the Board. The bonus amount shall be determined by the Board, in its sole discretion, based upon factors, including: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to the executive as set by the executive and the Company’s Board, before the end of the first calendar quarter; (ii) the evaluation of the executive by the Company’s Board; (iii) the Company’s financial, product and expected progress; and (iv) other pertinent matters relating to the Company’s business and valuation. Any bonus will be payable within two and a half (2 1/2) months following the end of the year for which the bonus was earned. The Compensation Committee of the Board of Directors shall have the sole discretion to pay any or all of the annual bonus in the form of equity compensation. Any such equity compensation shall be issued from the Company’s equity incentive plan, and shall be fully vested upon issuance.

In the event the Company terminates Mr. Hall for cause (as defined in the employment agreement), he shall be entitled to any earned but unpaid wages or other compensation (including reimbursements of his outstanding expenses and unused vacation) earned through the termination date.

In the event the Company terminates Mr. Hall without cause (including death, disability or for constructive termination) (each as defined in the employment agreement) which is not in connection with a change of control, provided such termination constitutes a “separation from service” as such term is defined in Section 409A of the Code and, subject to his execution of a release of claims in favor of the Company, he shall be entitled to an amount equal to the Hall Base Salary in effect on the date of separation from service plus the full target annual bonus percentage for the current fiscal year (the “Hall Severance Amount”). The Hall Severance Amount will be paid in twelve (12) equal consecutive monthly installments at the monthly rate of the Hall Base Salary rate in effect at the time of his termination, with such installments commencing within sixty (60) days following the executive’s separation from service. The Hall Severance Amount shall be in addition to Mr. Hall’s earned wages and other compensation (including reimbursements of his outstanding expenses and unused vacation) through the date his employment is terminated from the Company.

In the event the Company terminates Mr. Hall without cause in connection with a change of control (as defined in the employment agreement), he shall be entitled to a Change of Control Severance (the “Hall CoC Severance Amount”) in place of the Hall Severance Amount described above. The Hall CoC Severance Amount shall be: (i) an amount equal to twice the Hall Base Salary and (ii) an amount equal to the cash portion of his target Annual Bonus for the fiscal year in which the termination occurs (with it deemed that all performance goals have been met at one hundred percent (100%) of budget or plan) multiplied by one hundred fifty percent (150%). For a period of eighteen (18) months, Mr. Hall may elect coverage for, and the Company shall reimburse him for, the amount of his premium payments for group health coverage, if any, elected by the executive pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”); provided, however, that Mr. Hall shall be solely responsible for all matters relating to his continuation of coverage pursuant to COBRA, including (without limitation) his election of such coverage and his timely payment of premiums.

Moreover, all outstanding equity awards held by Mr. Hall will be subject to full accelerated vesting on the date of termination without cause, in both the standard Hall Severance Amount and the Hall CoC Severance Amount, and the exercise period shall be extended to three (3) years from the date of termination. In order to terminate Mr. Hall for cause (or for Mr. Hall to resign for constructive termination), the acting party shall give notice to the other party specifying the reason for termination and providing a period of thirty (30) days to cure the reason specified. If there is no cure within thirty (30) days or the notified party earlier refuses to effect the cure, the termination shall then be deemed effective.

Dr. Audrey Kunin

Dr. Audrey Kunin’s employment agreement provides for at-will employment and a two-year term commencing on November 5, 2021. Her employment agreement provides for an annual base salary of $200,000 (“Kunin Base Salary”). Additionally, Dr. Audrey Kunin’s employment agreement included an equity grant of 8,572 Performance RSUs and a stock option award of 150,000 shares, as further described above.

Dr. Audrey Kunin’s employment agreement also provides her with the opportunity to earn an annual performance bonus (“Kunin Annual Bonus”) in an amount up to one hundred percent (100%) of the Kunin Base Salary. For the Kunin Annual Bonus, sixty percent (60%) of the total amount of the Kunin Annual Bonus shall be determined by the Board in its sole discretion, based upon the following factors: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to Dr. Audrey Kunin as set by Dr. Audrey Kunin and the Company and/or its authorized representative; (ii) the evaluation of Dr. Audrey Kunin by the Company and/or its authorized representative; (iii) DERMAdoctor’s financial, product and expected progress; and (iv) other pertinent matters relating to DERMAdoctor’s business and valuation. Dr. Audrey Kunin shall also be entitled to the remaining portion of the Kunin Annual Bonus of up to forty percent (40%) of the Kunin Base Salary, as considered and approved by the Board in its sole discretion, upon meeting certain performance metrics related to the Membership Unit Purchase Agreement entered into in connection with the DERMAdoctor Acquisition. Any bonus to Dr. Audrey Kunin will be payable within seventy-four (74) days following the end of the year for which such bonus was earned. Upon the mutual agreement of Dr. Audrey Kunin and the Board, any or all of the Kunin Annual Bonus may be paid in the form of equity compensation. Any such equity compensation shall be issued from the Company’s equity incentive plan, and shall be fully vested upon payment.

In the event that Dr. Audrey Kunin is terminated for cause (as defined in her employment agreement) or such employment is terminated due to her death or disability, she shall be entitled to any earned but unpaid wages or other compensation (including reimbursements of her outstanding expenses and unused vacation) earned through the termination date. In the event that Dr. Audrey Kunin is terminated without cause (as defined in her employment agreement), she shall execute a release of claims in favor of the Company, be entitled to an amount equal to the Kunin Base Salary in effect on the date of separation from service plus the full target Annual Bonus percentage of the then current fiscal year (with it deemed that all performance goals have been met at 100% of budget or plan) (the “Kunin Severance Amount”), which will be paid in twelve (12) equal consecutive monthly installments. The Kunin Severance Amount shall be in addition to Dr. Audrey Kunin’s earned wages and other compensation (including reimbursements of her outstanding expenses and unused vacation) through the date her employment is terminated. Further, in the event that Dr. Audrey Kunin is terminated for cause, she and the other applicable parties will no longer be entitled to the earn out payments provided for in the Membership Unit Purchase Agreement entered into in connection with the DERMAdoctor Acquisition; however, if Dr. Audrey Kunin is terminated without cause or terminated as a result of death or disability, she and the other applicable parties will remain entitled to the earn out payments.

Moreover, in the event of either a termination without cause, and subject to her execution of a release, all outstanding equity awards then held by Dr. Audrey Kunin will be subject to full accelerated vesting on the date of termination, and the exercise period shall be extended to three (3) years from the date of termination.

Andrew Jones

As a result of Mr. Jones’ resignation, effective February 15, 2023, his employment agreement terminated on the same day. Due to Mr. Jones’ resignation being voluntary, he was not entitled to either the Jones Severance Amount or the Jones CoC Severance Amount (each as described below).

Mr. Jones’ employment agreement provided for at-will employment and a term commencing on May 4, 2020. The employment agreement included an original annual base salary of two hundred seventy-five thousand dollars ($275,000), subject to annual review and increases determined by the Compensation Committee (such amount, the “Jones Base Salary”), as well as an initial equity grant of 4,572 restricted stock units and an initial stock option award of 8,572 shares, as further described above.

In addition, Mr. Jones had the opportunity to earn an annual performance bonus in an amount up to thirty percent (30%) of the Jones Base Salary, with such maximum amount subject to increases determined by the Compensation Committee and/or Board (the “Annual Bonus”). The Annual Bonus amount was to be determined by the Board, in its sole discretion, based upon the following factors: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to Mr. Jones as set by Mr. Jones and the Company’s CEO and/or the Board, before the end of the first calendar quarter (or the first three months of his employment, as appropriate); (ii) the evaluation of Mr. Jones by the Company’s CEO and/or the Board; (iii) the Company’s financial, product and expected progress; and (iv) other pertinent matters relating to the Company’s business and valuation. Any bonus would have been payable within two and a half (2 ½) months following the end of the year for which the bonus was earned. The Committee had the sole discretion to pay any or all of the Annual Bonus in the form of equity compensation, except to the extent that the Annual Bonus was paid in connection with a Jones Severance Amount (as defined below) or a Jones CoC Severance Amount (as defined below). Any such equity compensation would have been issued from the Company’s equity incentive plan, and would have been fully vested upon payment.

In the event the Company terminated Mr. Jones for cause (as defined in the employment agreement), he would have been entitled to any earned but unpaid wages or other compensation (including reimbursements of his outstanding expenses and unused vacation) earned through the termination date. In the event the Company terminated Mr. Jones without cause (including death, disability, or for constructive termination) (each as defined in the employment agreement), which is not in connection with a change of control, he would have been, subject to his execution of a release of claims in favor of the Company, entitled to an amount equal to the Jones Base Salary in effect on the date of separation from service plus the full target Annual Bonus percentage of the then current fiscal year (with it deemed that all performance goals have been met at 100% of budget or plan) (the “Jones Severance Amount”), which would have paid in twelve (12) equal consecutive monthly installments. The Jones Severance Amount would have been in addition to Mr. Jones’ earned wages and other compensation (including reimbursements of his outstanding expenses and unused vacation) through the termination date.

In the event the Company terminated Mr. Jones without cause in connection with a change of control (as defined in the employment agreement), he would have been entitled to a Change of Control Severance (the “Jones CoC Severance Amount”) in place of the Jones Severance Amount described above. The Jones CoC Severance Amount would have been: (i) an amount equal to twice the Jones Base Salary in effect on the date of separation from service and (ii) an amount equal to the cash portion of Mr. Jones’ target Annual Bonus for the fiscal year in which the termination occurred (with it deemed that all performance goals had been met at one hundred percent (100%) of budget or plan) multiplied by one hundred fifty percent (150%). For a period of eighteen (18) months, Mr. Jones would have had the option to elect coverage for, and the Company would have reimbursed Mr. Jones for, the amount of his premium payments for group health coverage, if any, elected by Mr. Jones pursuant to the COBRA; provided, however, that Mr. Jones would be solely responsible for all matters relating to his continuation of coverage pursuant to COBRA, including (without limitation) his election of such coverage and his timely payment of premiums.

Moreover, in the event of either a termination without cause or a termination in connection with a change of control, all outstanding equity awards held by Mr. Jones would have been subject to full accelerated vesting on the date of termination, and the exercise period extended to three (3) years from the date of termination. In order for Mr. Jones to resign for constructive termination, Mr. Jones would have had to give notice to the Company within thirty (30) days of the initial existence of such grounds for constructive termination and provided a period of thirty (30) days to cure the reason specified.

Director Compensation

The compensation and benefits for service as non-employee members of our Board is determined by the Board. Directors employed by the Company, such as Mr. Hall and Dr. Audrey Kunin, are not compensated for service on the Board or any committee of the Board; however, we reimburse all directors for any out-of-pocket expenses incurred in connection with attending meetings of the Board and committees of the Board.

The Board, upon the recommendation of the Compensation Committee, approved the Non-Employee Director Compensation Program, effective January 1, 2022 (the “2022 Non-Employee Director Compensation Plan”). Under the 2022 Non-Employee Director Compensation Plan, each director receives his or her annual retainer compensation in cash and an annual grant of 858 restricted stock units. All cash compensation is payable quarterly on the first (1st) business day of the quarter.

Approved non-employee director compensation for 2022 was as follows:

Board Meetings	Chair of Committees	All Other Committee Members

Chair of the Board: Annual cash compensation of $52,000 per year.

Member of the Board: The annual fee consists of: (i) $40,000 in cash and (ii) 858 restricted stock units granted. The restricted stock units are granted at the Company’s Annual Meeting of Stockholders, and vest on the one year anniversary of the grant date.

Chair of the Audit Committee: Annual cash compensation of $17,500 per year.

Chair of the Compensation Committee: Annual cash compensation of $13,000 per year.

Chair of the N&CG Committee: Annual cash compensation of $10,000 per year.

Member of the Audit Committee: Annual cash compensation of $7,500 per year.

Member of the Compensation Committee: Annual cash compensation of $6,000 per year for each committee.

Member of the N&CG Committee: Annual cash compensation of $5,000 per year for each committee.

Non-employee directors also may be granted additional awards under our equity incentive plans at the discretion of our Board.

The compensation received during 2022 by each non-employee director is set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Paul E. Freiman, Ph.D.	$77,500	$5,490	$82,990

Julie Garlikov	$37,204	$5,490	$42,694

Swan Sit	$58,500	$5,490	$63,990

Mijia (Bob) Wu, M.B.A.	$40,000	$5,490	$45,490

Sean Zheng	$37,204	$5,490	$42,694

Yenyou (Jeff) Zheng, Ph.D.	$73,500	$5,490	$78,990

(1)   These amounts represent the aggregate grant date fair value of $6.399 per share (as adjusted to account for the Reverse Stock Split) for the 858 restricted stock awards granted to each director as part of his or her annual fee in fiscal year 2022. The assumptions used to determine the value of restricted stock units are described in Note 15, “Equity-Based Compensation” to the Company’s consolidated financial statements in our Annual Report. At December 31, 2022, each of Dr. Freiman, Ms. Garlikov, Ms. Sit, Mr. Wu, Mr. Sean Zheng and Dr. Jeff Zheng had an aggregate of 858 unvested restricted stock units. At December 31, 2022, the aggregate number of vested stock options for each of the non-employee directors who served in 2022 and held stock options was as follows (with no such director holding any unvested stock options at such time): Dr. Freiman, 3,399; Ms. Sit, 572; Mr. Wu, 1,580; and Dr. Jeff Zheng, 572.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed as part of this Report:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Amended and Restated Bylaws	10-K	001-33678	3.7	3/29/2022
4.1	Description of Securities					X
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
10.1	Director and Officer Indemnity Agreement	10-K	001-33678	10.1	3/29/2022
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020

10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+*	Performance Restricted Stock Unit Award Agreement with Mr. Justin Hall	10-Q	001-33678	10.1	5/6/2021
10.8+	Executive Employment Agreement (Employment Agreement of Andrew D. Jones)	8-K	001-33678	10.8	5/5/2020
10.9+*	Performance Restricted Stock Unit Award Agreement with Mr. Andrew Jones	10-Q	001-33678	10.2	5/6/2021
10.10+	Executive Employment Agreement with Dr. Audrey Kunin, dated November 5, 2021	8-K	001-33678	10.1	11/12/2021
10.11+	Side Letter with Dr. Audrey Kunin, dated November 5, 2021	8-K	001-33678	10.3	11/12/2021
10.12+*	Performance Restricted Stock Unit Award Agreement with Dr. Audrey Kunin	8-K	001-33678	10.4	11/12/2021
10.13+	Executive Employment Agreement with Dr. Jeff Kunin, dated November 5, 2021	8-K	001-33678	10.2	11/12/2021
10.14+	Consulting Agreement between the Company and Eric Wu, dated November 17, 2020	8-K	001-33678	10.1	11/18/2020
10.15+	2023 Non-Employee Director Compensation Plan					X
10.16	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.17	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.18†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.19	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated May 14, 2021	8-K	001-33678	1.1	5/14/2021
10.20	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between the Company and Wells Fargo Bank, N.A.	10-Q	001-33678	10.28	5/7/2020
10.21	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.22	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.23	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
10.24	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.25	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
10.26	Form of 2020 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.27	Form of 2021 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.28	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.29	Form of Registration Rights Agreement	8-K	001-33678	10.4	9/13/2022
10.30	Form of Participant Voting Commitment	8-K	001-33678	10.5	9/13/2022
10.31	Form of Additional Voting Commitment	8-K	001-33678	10.6	9/13/2022
10.32	Form of Leak-Out Agreement	8-K	001-33678	10.7	9/13/2022
10.33+	Consulting Agreement between the Company and Andrew Jones, dated February 15, 2023					X
21	Subsidiaries of the Company					X
23.1	Consent of WithumSmith+Brown PC					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

ITEM 15.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: March 31, 2023
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of NovaBay Pharmaceuticals, Inc., do hereby constitute and appoint Justin Hall and Tommy Law, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUSTIN HALL	Chief Executive Officer, General Counsel and Director	March 31, 2023
Justin Hall	(principal executive officer)

/s/ TOMMY LAW	Interim Chief Financial Officer	March 31, 2023
Tommy Law	(principal financial officer)

/s/ PAUL E. FREIMAN	Chairman of the Board	March 31, 2023
Paul E. Freiman

/s/ JULIE GARLIKOV	Director	March 31, 2023
Julie Garlikov

/s/ AUDREY KUNIN	Director	March 31, 2023
Audrey Kunin

/s/ XINZHOU LI	Director	March 31, 2023
Xinzhou Li (Paul Li)

/s/ SWAN SIT	Director	March 31, 2023
Swan Sit

/s/ MIJIA WU	Director	March 31, 2023
Mijia Wu, M.B.A. (Bob Wu)

/s/ YENYOU ZHENG	Director	March 31, 2023
Yenyou (Jeff) Zheng