Form 10-K/A
period 2022-12-31
NovaBay Pharmaceuticals, Inc.
filed 2023-04-28
CIK 1389545

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

As of April 21, 2023, there were 2,194,444 shares of the registrant’s common stock outstanding

Auditor Name: WithumSmith+Brown, PC	Auditor Firm ID: 100	Auditor Location: San Francisco, CA

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

NovaBay Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.

Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

NOVABAY PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

		Page
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	5
ITEM 11.	EXECUTIVE COMPENSATION	7
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	14
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	17
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	17

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	19

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and its wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns over 40 live trademark registrations, which include NovaBay®, NovaBay Pharma®, Avenova®, NeutroPhase®, CelleRx®, Aganocide®, AgaDerm®, Neutrox®, Going Beyond Antibiotics®, Kakadu C®, AIN’T Misbehavin’® and KP Duty®. All other trademarks and trade names are the property of their respective owners.

On November 15, 2022, the Company effected a 1-for-35 reverse stock split of its common stock (the “Reverse Stock Split”). This Form 10-K/A gives retroactive effect to this reverse stock split.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board is currently comprised of eight directors. The following table sets forth the name and age (as of April 21, 2023) of each director, indicating all positions and offices with us currently held by the director.

Name	Age	Title	Director Since
Paul E. Freiman, Ph.D.	88	Chairman & Independent Director	May 2002
Justin M. Hall, Esq.	45	Chief Executive Officer, General Counsel and Chief Compliance Officer & Director	August 2020
Julie Garlikov	52	Independent Director	January 2022
Audrey Kunin, M.D.	63	Chief Product Officer & Director	January 2022
Swan Sit	45	Independent Director	December 2019
Mijia (Bob) Wu, M.B.A.	48	Director	January 2016
Yenyou (Jeff) Zheng, Ph.D.	66	Independent Director	September 2019
Yongxiang (Sean) Zheng	53	Director	January 2022

Below is certain biographical information with respect to our directors:

Dr. Freiman has been an independent pharmaceutical professional and consultant since January 2009. Currently, he is also a board member of Chronix Biomedical Inc., a private molecular diagnosis company. Dr. Freiman’s prior experience includes serving as the president and chief executive officer of Neurobiological Technologies, Inc. (OTC: NTII) and a member of its board of directors from April 1997 until 2009. Dr. Freiman’s prior experience also includes serving as the former chairman and chief executive officer of Syntex from 1989 to 1994. He is credited with much of the marketing success of Syntex’s lead product, Naprosyn, and was responsible for moving the product to over-the-counter status, marketed as Aleve. Dr. Freiman served as chairman of the board of Neurotrope, Inc. (OTCBB: BLFL) from 2013 until August 2016. Dr. Freiman served as chairman of Penwest Pharmaceutical Co. (NASDAQ: PPCO) until 2010 and served on the board of directors of Otsuka American Pharmaceuticals, Inc. and Otsuka America, Inc. until 2011, NeoPharm, Inc. (NASDAQCM: NEOL) until 2010 and Calypte Biomedical Corporation (OTC: CBMC) until September 2009. Dr. Freiman also served on the board (including as chairman) of the Pharmaceutical Research and Manufacturers Association of America. He has also served on a number of industry task forces both domestically and internationally. Dr. Freiman received a B.S. in pharmacy from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Mr. Hall currently serves as NovaBay’s Chief Executive Officer, General Counsel and Chief Compliance Officer and has served in such positions since June 2019. Mr. Hall served as the Company’s Interim President and Chief Executive Officer from March 2019 to June 2019 and as the Company’s Senior Vice President and General Counsel beginning in December 2015. Prior to this, he served as the Company’s lead in-house counsel beginning in February 2013. Prior to joining the Company, Mr. Hall worked as Corporate Counsel at Accuray Incorporated, a radiation oncology company, which he joined in October 2006, where he provided substantive legal advice on a broad range of complex legal matters with a focus on employment, corporate compliance, and corporate governance. Mr. Hall’s prior experience also includes serving as an investment advisor at Sagemark Consulting from 2000 to 2006, and a stockbroker at First Security Van Kasper from 1998 to 2001. Mr. Hall received a B.A. in Business Administration and Management from the University of California, San Diego, and a J.D. from the University of San Diego, School of Law.

Ms. Garlikov is the Chief Commercial Officer of Sherlock Biosciences, a biotechnology CRISPR diagnostic company. She has served in this position since June 2022. Ms. Garlikov has over 25 years of experience in marketing, which includes serving as the Chief Marketing Officer or Leader at GRAIL (2020-2022), New Age (2019-2020) and Shaklee (2019), as well as senior marketing positions at Rodan & Fields (2016-2019), Obagi Medical (2005-2006), Nuvesse Skin Therapies (2014-2015) and Allergan (1999-2002). She is a classically trained CPG marketer who gained her consumer experience at Procter & Gamble, Johnson & Johnson and PepsiCo and has deep expertise in both health and beauty and eyecare products, as well as in DTC advertising and digital demand generation. Ms. Garlikov has a Bachelors degree from the University of California, Berkley and a Masters degree in Business Administration from Columbia University.

Dr. Audrey Kunin is the Chief Product Officer and a director of NovaBay. Dr. Audrey Kunin co-founded DERMAdoctor and served as the Chief Creative Officer of DERMAdoctor since March 2018 and as the Chief Executive Officer at its predecessor since 1998. Dr. Audrey Kunin graduated from Ohio State University in December 1980 and received her M.D. at the Medical College of Ohio in June 1985. She received her postgraduate training in Dermatology at the Medical College of Virginia after serving as Chief Resident in July 1989. She is a fellow of the American Academy of Dermatology and formerly served as an Assistant Clinical Instructor of Dermatology at the University of Kansas School of Medicine.

Ms. Sit currently acts as an independent business consultant to various public and private companies. Ms. Sit also serves as a director of Edgewell Personal Care Company (NYSE: EPC) (since September 2020) and Far Niente Winery (since August 2020). She previously served as the Vice President of NA Digital Commerce Capabilities, Business Operations and Service and the Vice President of Global Digital Marketing of Nike, Inc. from 2018 to 2019. Prior to such position, Ms. Sit served as the Vice President of Global Digital of Revlon and Elizabeth Arden, Inc. from 2015 to 2017 and the Executive Director of Strategy and Planning, Online of The Estée Lauder Companies, Inc. Ms. Sit brings business experience including digital transformation experience supplemented by management consulting, brand management and advertising. Ms. Sit has built front-end consumer experiences across ecommerce, omnichannel, mobile, media, social, apps and innovation as well as integrated back-end operations. Ms. Sit received an MBA from Columbia Business School and a B.A. in Economics from Harvard University.

Mr. Wu has been the Managing Director of China Kington Investment Co. Ltd. (an affiliated entity of China Kington Asset Management, which has a long-standing relationship with NovaBay) since June 2008. Certain related-party historic transactions between the Company and China Kington are described in the Company’s prior filings with the SEC. Concurrently, he has served as the Managing Director of Shanghai Ceton Investment Management Co. Ltd. Since October 2013 until January 2022, he also served as the Non-Executive Director of China Pioneer Pharmaceutical Holdings Ltd. (“Pioneer”). Previously, he served as a Director of UBS AG, Hong Kong Branch in 2007 and Vice President of BNP Paribas Hong Kong from 2005 to 2006. He was also the Assistant Vice President at ABN AMRO Bank (China) Co., Ltd. from 2002 to 2005. He holds an M.B.A. from Manchester Business School, University of Manchester, and an Executive M.B.A. from Cheung Kong Graduate School of Business.

Dr. Jeff Zheng currently serves as the Director of Business Development of, and as a broker with, Craft Capital Management LLC and has served in such positions since September 2019. Dr. Jeff Zheng also currently serves on the Board of Directors of Mars Acquisition Corp. (NASDAQ: MARX), a special purpose acquisition company. Prior to that, Dr. Jeff Zheng served as the Director of Business Development of Spartan Securities Group, Ltd. from 2014 to August 2019. Dr. Jeff Zheng’s experience includes providing innovative financial solutions and consulting services for initial public offering underwriting and investment banking as well as corporate financing solutions with a particular focus on Chinese companies listed overseas. Dr. Jeff Zheng previously served as a financial advisor for various Canadian public companies including: P & P Ventures Inc. (TSX-V: PPV.H) where he served as president and a director; Damon Capital Corp (TSX-V: DAM.H) where he served as Chief Financial Officer and a director; and Cantronic Systems Inc. (TSX-V: CTS) where he served as a director and chair of the audit committee. Dr. Jeff Zheng received a Ph.D. in physics from Flinders University of South Australia.

Mr. Sean Zheng currently serves, and since November 2021 has served, as the Managing Director of Q3 Medical Devices (Shanghai) Co. Ltd. Prior to joining Q3 Medical, Mr. Sean Zheng held several leadership positions, including Managing Director of Boill Fund Management (HK) Co., Ltd. from May 2017 to November 2021 and Managing Director and Chief Executive Officer of Sprott- Zijin Mining fund, a JV fund between Zijin Mining Group and Sprott Asset Management LP. From 2007 to 2011, Mr. Sean Zheng served as a director of Dingtian Asset Management. Mr. Sean Zheng has also been a CFA chartered holder since 2006. Mr. Sean Zheng graduated from Renmin University of China in 1992 and holds a B.S degree in Commodity Science. He received his MBA from the University of New South Wales in 2002 and earned a master’s degree of EMBA from China Europe International Business School (CEIBS) in 2010.

Executive Officers

The following table sets forth the name, age (as of April 21, 2023) and title of our executive officers. Executive officers are elected annually by our Board and serve at the Board’s discretion.

Name	Age	Title
Justin M. Hall, Esq.	45	Chief Executive Officer, General Counsel and Chief Compliance Officer
Tommy Law	37	Interim Chief Financial Officer and Treasurer
Audrey Kunin, M.D.	63	Chief Product Officer
Jeff Kunin, M.D.	60	President, DERMAdoctor

Set forth below is a description of the background of our executive officers, other than Mr. Hall and Dr. Audrey Kunin, whose backgrounds are described above in the section “Board of Directors”.

Mr. Law currently serves as the Company’s Interim Chief Financial Officer and Treasurer since January 2023. Prior to that, he has served the Company since December 2019 in a variety of positions, most recently as the Corporate Controller since September 2022. As the Corporate Controller, Mr. Law was responsible for quarterly filings with the SEC, as well as managing the periodic financial close process. Prior to serving as the Corporate Controller, Mr. Law served the Company as an Assistant Controller (April 2022 to September 2022), Accounting Manager (June 2020 to April 2022) and Senior Accountant (December 2019 to June 2020). Prior to joining the Company, Mr. Law was a Senior Accountant at KP LLC, a marketing solutions company, from January 2017 to December 2019. Previously, he served as Accounting Manager at Hitachi Solutions America, Ltd., an information technology company, from 2012 to 2015. Mr. Law received his B.S. in Business Administration, Accounting from the San Jose State University.

Dr. Jeff Kunin co-founded DERMAdoctor and has served as the President and Chief Executive Officer of DERMAdoctor since March 2018. Dr. Jeff Kunin served as the Chairman of the Department of Radiology at Saint Luke’s Hospital in Kansas City from 2007 to 2017. He graduated college with a B.S. degree in Biochemistry and Cell Biology from the University of California, San Diego. He then graduated medical school and earned his M.D. from the University of Texas Medical Branch in Galveston, Texas. After medical school, he completed a residency in diagnostic radiology at the Medical College of Virginia and Henry Ford Hospital. Subsequently, he completed a fellowship in body imaging at the University of Michigan Hospitals. Dr. Jeff Kunin received his MBA degree from Washington University in St. Louis Olin School of Business.

Code of Ethics and Business Conduct

Our Board has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics is available on the Corporate Governance section of our website at www.novabay.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and any waivers of provisions of the Code of Ethics required to be disclosed under the rules of the SEC, at the same location on our website.

Delinquent Section 16(a) Reports

Under the federal securities laws, our directors and officers and any persons holding more than ten percent (10%) of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report in this Form 10-K/A any failure to file by these dates.

In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and ten percent (10%) stockholders. Based solely on our review of copies of the reports on the Section 16(a) forms filed with the SEC with respect to the fiscal year ended December 31, 2022, and the written representations received from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than ten percent (10%) of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section, except for one initial statement of beneficial ownership on Form 3 for Mr. Sean Zheng.

Audit Committee

Our Audit Committee is composed of Dr. Jeff Zheng (Chair), Dr. Freiman and Ms. Sit. Dr. Jeff Zheng qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Unless otherwise indicated, all per share numbers have been retroactively adjusted to account for the Reverse Stock Split, effective November 15, 2022. Also, effective February 16, 2023, the Board appointed Tommy Law as the Company’s Interim Chief Financial Officer and Treasurer. Mr. Law was not a named executive officer during 2022 and, as such, is not reflected in the below information.

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

(2)         In 2022, the amounts included individual life insurance premiums paid for by the Company for Mr. Hall and Mr. Jones of $1,909 each, and 401(k) plan matching contributions paid for by the Company for Mr. Hall, Dr. Audrey Kunin and Mr. Jones of $13,045, $4,395 and $12,265, respectively.

(3)         Dr. Audrey Kunin was appointed our Chief Product Officer effective November 5, 2021, and therefore her 2021 compensation only reflects a partial year.

(4)         Mr. Jones served as the Company’s Chief Financial Officer for the entire fiscal years ended December 31, 2021 and 2022. Subsequently, Mr. Jones resigned as the Company’s Chief Financial Officer effective as of February 15, 2023.

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

Previously in 2021, the Compensation Committee approved increases to Messrs. Hall’s and Jones’ annual base salary and target bonus amounts effective as of May 1, 2021. As compared to 2020, the base salary of Mr. Hall increased from $286,000 to $350,000 and his target bonus percentage of base salary increased from 40% to 50%. As compared to 2020, the base salary of Mr. Jones increased from $275,000 to $300,000 and his target bonus percentage of base salary increased from 30% to 35%.

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

2022 Equity Awards

The Board, upon the recommendation of the Compensation Committee, determined not to grant any equity awards for the 2022 fiscal year to any of its NEOs.

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

The Performance RSUs will only vest upon the achievement of the performance goals as determined by the Compensation Committee at the end of the performance period, subject, in general, to the executive's continuous employment with the Company through the end of the performance period; provided, however, an executive will be entitled to a pro-rated portion of the award in the event that his or her employment ceases upon his or her death or permanent disability. Further, if a change in control of the Company occurs, the Performance RSUs will immediately vest, even if the performance goals have not been met, and be settled in the form of consideration consistent with the terms of the change in control. Mr. Jones’ Performance RSUs were subsequently forfeited upon his resignation, effective February 15, 2023.

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

		Option Awards						Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable(1)		Number of securities underlying unexercised options (#) unexercisable(1)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Justin M. Hall, Esq.	05/04/21	–		–		$–	–	–	$–	14,286	(2	$395,000
	08/20/20	5,625		4,375		$34.65	08/20/30	–	$–	–		$–
	05/31/18	5,429		–		$77.00	05/31/28	–	$–	–		$–
	01/25/17	613	(3)	–		$126.00	01/25/27	–	$–	–		$–
	06/06/16	3,715	(4)	–		$97.30	06/06/26	–	$–	–		$–
	10/01/15	58		–		$236.25	10/01/25	–	$–	–		$–
	09/26/14	35		–		$626.25	09/26/24	–	$–	–		$–
	09/26/13	22		–		$1,496.25	09/26/23	–	$–	–		$–
	02/01/13	35		–		$1,067.50	02/01/23	–	$–	–		$–

Audrey Kunin, M.D.	11/05/21	–		–		–	–	–	–	8,572	(2)	$177,000
	11/05/21	2,143		2,143	(5)	$19.60	–	–	–	–		–

Andrew Jones(6)	05/04/21	–		–		$–	–	–	$–	7,143	(2)	$197,500
	08/20/20	402		313		$34.65	08/20/30
	05/04/20	5,358		3,214		$36.05	05/04/30

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

In addition, Mr. Hall shall be eligible for any bonus plan that is deemed appropriate by the Board. The bonus amount shall be determined by the Board, in its sole discretion, based upon certain factors, including: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to the executive as set by the executive and the Company’s Board, before the end of the first calendar quarter; (ii) the evaluation of the executive by the Company’s Board; (iii) the Company’s financial, product and expected progress; and (iv) other pertinent matters relating to the Company’s business and valuation. Any bonus will be payable within two and a half (2 1/2) months following the end of the year for which the bonus was earned. The Compensation Committee of the Board of Directors shall have the sole discretion to pay any or all of the annual bonus in the form of equity compensation. Any such equity compensation shall be issued from the Company’s equity incentive plan, and shall be fully vested upon issuance.

In the event the Company terminates Mr. Hall for cause (as defined in the employment agreement), he shall be entitled to any earned but unpaid wages or other compensation (including reimbursements of his outstanding expenses and unused vacation) earned through the termination date.

In the event the Company terminates Mr. Hall without cause (including death, disability or for constructive termination) (each as defined in the employment agreement) which is not in connection with a change of control, provided such termination constitutes a “separation from service” as such term is defined in Section 409A of the Code and, subject to his execution of a release of claims in favor of the Company, he shall be entitled to an amount equal to the Hall Base Salary in effect on the date of separation from service plus the full target annual bonus percentage for the current fiscal year (the “Hall Severance Amount”). The Hall Severance Amount will be paid in twelve (12) equal consecutive monthly installments at the monthly rate of the Hall Base Salary rate in effect at the time of his termination, with such installments commencing within sixty (60) days following his separation from service. The Hall Severance Amount shall be in addition to Mr. Hall’s earned wages and other compensation (including reimbursements of his outstanding expenses and unused vacation) through the date his employment is terminated from the Company.

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

In the event the Company terminated Mr. Jones without cause in connection with a change of control (as defined in the employment agreement), he would have been entitled to a Change of Control Severance (the “Jones CoC Severance Amount”) in place of the Jones Severance Amount described above. The Jones CoC Severance Amount would have been: (i) an amount equal to twice the Jones Base Salary in effect on the date of separation from service and (ii) an amount equal to the cash portion of Mr. Jones’ target Annual Bonus for the fiscal year in which the termination occurred (with it deemed that all performance goals had been met at one hundred percent (100%) of budget or plan) multiplied by one hundred fifty percent (150%). For a period of eighteen (18) months, Mr. Jones would have had the option to elect coverage for, and the Company would have reimbursed Mr. Jones for, the amount of his premium payments for group health coverage, if any, elected by Mr. Jones pursuant to COBRA; provided, however, that Mr. Jones would be solely responsible for all matters relating to his continuation of coverage pursuant to COBRA, including (without limitation) his election of such coverage and his timely payment of premiums.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 (including the effect of the Reverse Stock Split) with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)
Equity compensation plans approved by security holders(1)	131,954	$37.99	90,591
Equity compensation plans not approved by security holders	—	—	—
Total	131,954	$37.99	90,591

(1)
Consists of the 2007 Plan and 2017 Plan. No additional option grants are being made under the 2002 Plan, 2005 Plan or 2007 Plan. The 2017 Plan became effective on June 2, 2017, and 90,591 shares were reserved for issuance under that plan at December 31, 2022.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates information as of April 21, 2023 (including the effect of the Reverse Stock Split) regarding the beneficial ownership of our securities by:

●	each person who is known by us to beneficially own more than five percent (5%) of our securities;

●	our current executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The percentage of shares beneficially owned is based on 2,194,444 shares of our common stock outstanding as of April 21, 2023. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them and no shares are pledged.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Beneficial Owners Holding More Than 5%

Hudson Bay Master Fund Ltd. (2)	225,909	9.3%
c/o Hudson Bay Capital Management LP 28 Havemeyer Place, 2nd Floor Greenwich, CT 06830

Armistice Capital, LLC (3)	191,826	8.7%
510 Madison Avenue, 7th Floor New York, New York 10022

Pioneer Pharma (Hong Kong) Company Ltd. (“Pioneer Hong Kong”) (4)	148,241	6.8%
682 Castle Peak Road
Lai Chi Kok, Kowloon, Hong Kong

Jian Ping Fu (“Mr. Fu”) (5)	114,286	5.2%
11 Williams Road
Mt. Eliza, Melbourne VIC 3930, Australia

Executive Officers and Directors
Justin M. Hall, Esq. (6)	17,193	*
Tommy Law (7)	599	*
Audrey Kunin, M.D. (8)	2,143	*
Jeff Kunin, M.D. (9)	2,143	*
Paul E. Freiman, Ph.D. (10)	5,181	*
Julie Garlikov (11)	858	*
Swan Sit (12)	2,288	*
Mijia (Bob) Wu, M.B.A. (13)	3,296	*
Yenyou (Jeff) Zheng, Ph.D. (14)	2,288	*
Yongxiang (Sean) Zheng (15)	858	*
All directors and executive officers as a group (10 persons)	36,847	1.7%

*         Less than one percent (1%).

(1)
The address for each director and officer of NovaBay listed is c/o NovaBay Pharmaceuticals, Inc., 2000 Powell Street, Suite 1150, Emeryville, CA 94608. Number of shares beneficially owned and percent of class is calculated in accordance with SEC rules. A beneficial owner is deemed to beneficially own shares the beneficial owner has the right to acquire within 60 days of April 21, 2023. For purposes of calculating the percent of class held by a single beneficial owner, the shares that such beneficial owner has the right to acquire within 60 days of April 21, 2023 are also deemed to be outstanding; however, such shares are not deemed to be outstanding for purposes of calculating the percentage ownership of any other beneficial owner.

(2)
Based upon information contained in Amendment No. 1 to the Schedule 13G filed by Hudson Bay Capital Management LP and Sander Gerber with the SEC on February 10, 2023, Hudson Bay Capital Management LP beneficially owned 225,909 shares of common stock issuable upon the exercise of certain warrants and/or conversion of shares of convertible preferred stock as of December 31, 2022, with shared voting and dispositive power of all shares and sole voting and dispositive power of no shares.

(3)
Based upon information contained in the Schedule 13G filed by Armistice Capital, LLC and Steven Boyd with the SEC on February 14, 2023, Armistice Capital, LLC beneficially owned 191,826 shares of common stock as of December 31, 2022, with shared voting and dispositive power of all shares and sole voting and dispositive power of no shares.

(4)
Based upon information contained in the Schedule 13D/A filed by Pioneer Hong Kong and China Pioneer Pharma Holdings Limited, the parent company of Pioneer Hong Kong, with the SEC on January 13, 2017, Pioneer Hong Kong beneficially owned 148,241 shares of common stock as of December 9, 2016, with shared voting and dispositive power of all shares and sole voting and dispositive power of no shares.

(5)
Based upon information contained in the Schedule 13D/A filed by Mr. Fu with the SEC on August 24, 2020, Mr. Fu beneficially owned 114,286 shares of common stock as of August 1, 2020, with sole voting power over 114,286 shares, shared voting power over no shares, sole dispositive power over 114,286 shares and shared dispositive power over no shares.

(6)
Consists of (i) 2,377 shares of common stock held directly by Mr. Hall and (ii) 14,816 shares issuable upon the exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date. Does not include 14,286 Performance RSUs granted to Mr. Hall on May 4, 2021 that will vest based on the achievement of three performance goals at the end of a three-year performance period ending December 31, 2023.

(7)	Consists of 599 shares issuable upon exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date.

(8)
Consists of 2,143 shares issuable upon the exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date. Does not include 8,572 Performance RSUs granted to Dr. Audrey Kunin on November 8, 2021 that will vest based on the achievement of three performance goals at the end of a three-year performance period ending December 31, 2023.

(9)
Consists of 2,143 shares issuable upon exercise of outstanding options which are held by Dr. Jeff Kunin’s spouse, Dr. Audrey Kunin, and exercisable as of April 21, 2023 or within 60 days after such date.

(10)
Consists of (i) 924 shares held by the Paul Freiman and Anna Mazzuchi Freiman Trust, of which Dr. Freiman and his spouse are trustees (with sole voting power over 18 shares, shared voting power over 31 shares, sole investment power over no shares and shared investment power over 49 shares); (ii) 3,399 shares issuable upon exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date; and (iii) 858 shares of common stock issuable upon the vesting of outstanding restricted stock units which vest within 60 days of April 21, 2023.

(11)	Consists of 858 shares of common stock issuable upon the vesting of outstanding restricted stock units which vest within 60 days of April 21, 2023.

(12)
Consists of (i) 858 shares of common stock held directly by Ms. Sit; (ii) 572 shares issuable upon exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date; and (iii) 858 shares of common stock issuable upon the vesting of outstanding restricted stock units which vest within 60 days of April 21, 2023.

(13)
Consists of (i) 858 shares of common stock held directly by Mr. Wu; (ii) 1,580 shares issuable upon exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date; and (iii) 858 shares of common stock issuable upon the vesting of outstanding restricted stock units which vest within 60 days of April 21, 2023. As Non-Executive Director of China Pioneer, the parent company of Pioneer Hong Kong, Mr. Wu disclaims beneficial ownership of the shares of the common stock held by China Pioneer Pharma and Pioneer Hong Kong.

(14)
Consists of (i) 858 shares of common stock held directly by Dr. Jeff Zheng; (ii) 572 shares issuable upon exercise of outstanding options which are exercisable as of April 21, 2023 or within 60 days after such date; and (iii) 858 shares of common stock issuable upon the vesting of outstanding restricted stock units which vest within 60 days of April 21, 2023.

(15)	Consists of 858 shares of common stock issuable upon the vesting of outstanding restricted stock units which vest within 60 days of April 21, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

NovaBay’s Audit Committee has the responsibility of reviewing any possible related party transactions. In conducting its review, the Audit Committee applies the principles of the Code of Ethics and its Conflict of Interest Policy to: (i) the relationship of the related persons to the transaction; (ii) the relationship between the Company and the related persons; (iii) the importance of the interest to the related persons; and (iv) the amount involved in the transaction. Since December 31, 2020, there has not been any transaction, nor is there any proposed transaction, in which NovaBay was a participant, and in which a “related party” of NovaBay had or is expected to have a direct or indirect material interest, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of the average of NovaBay’s total assets at the end of the last two (2) completed fiscal years, that would require disclosure, except for the following:

November 2021 DERMAdoctor Acquisition

On November 5, 2021, pursuant to a membership unit purchase agreement, dated as of September 27, 2021 (the “Purchase Agreement”), NovaBay acquired 100% of the membership units of DERMAdoctor from Papillon Partners, Inc., a Missouri corporation indirectly owned by Dr. Audrey Kunin and Dr. Jeff Kunin (“Papillon”) and (v) Midwest Growth Partners, L.L.L.P., an Iowa limited liability limited partnership (together with Papillon, the “Sellers”) for a closing purchase price of $12.0 million (as adjusted for certain indebtedness, transaction expenses and cash of DERMAdoctor at closing as set forth in the Purchase Agreement, the “Closing Cash Consideration”) and potential future earn out payments of up to an aggregate of $3.0 million over a period of two calendar years post-closing. The earn out payments are for up to $1.5 million after closing for each of the 2022 and 2023 calendar years (or an aggregate $3.0 million) if the legacy business of DERMAdoctor achieves certain contribution margin targets each year conditioned upon Dr. Audrey Kunin’s and Dr. Jeff Kunin’s continued employment with DERMAdoctor (except if either are terminated without cause or terminated as a result of death or disability). Such earn out payments are to be paid in cash or unregistered shares of NovaBay’s common stock, subject to certain restrictions. However, as of December 31, 2022, NovaBay determined that the above-mentioned milestones were not met for the 2022 calendar year of the post-closing earn out and are not expected to be met in the 2023 calendar year of the post-closing earn out, based on projections. Under the terms of the Purchase Agreement, Papillon and Midwest Growth Partners, L.L.L.P. received approximately 82.2% and 17.8%, respectively, of the Closing Cash Consideration and will subsequently receive such proportion of the earn out payments, if any.

Both Dr. Audrey Kunin and Dr. Jeff Kunin are parties to executive employment agreements, as described above, and in the Current Report on Form 8-K filed with the SEC on November 12, 2021, which is incorporated by reference. Further, in connection with the closing of the DERMAdoctor Acquisition, NovaBay also entered into a Side Letter with Dr. Audrey Kunin to provide for her initial appointment to the Board, which occurred on January 27, 2022.

2023 Financing Transaction

On April 27, 2023, the Company entered into a Securities Purchase Agreement with existing accredited institutional investors of the Company that provides for the issuance and sale in a private placement (“Private Placement”) of Company original issue discount senior secured convertible debentures (the “Debentures”) and two new series of warrants to purchase Company common stock (the “2023 Warrants”). As a result of the significant number of shares of Common Stock that may be issued upon the future conversion or redemption of the Debentures and exercise of the 2023 Warrants compared to the currently issued and outstanding shares of Common Stock, the Company will be required to obtain stockholder approval in accordance with the NYSE American Company Guide Rule 713(a) and Rule 713(b) (the “Stockholder Approval”). In connection with the closing of the Private Placement, the Company is required to obtain voting commitments from the Company’s executive officers, directors, more than 10% stockholders, Mr. Fu and Pioneer Pharma (Hong Kong) Company Ltd. (the "Voting Commitments") to support the Company in obtaining the Stockholder Approval. As a condition for Mr. Fu and Pioneer Pharma (Hong Kong) Company Ltd. delivering their Voting Commitment to the Company, the Company will enter into warrant amendment agreements with certain other existing Company investors that hold previously issued Company Common Stock purchase warrants that will reduce the exercise price of these warrants to $1.30 per share.  The Private Placement is expected to close on or about May 1, 2023 and was reported in the Company Current Report on Form 8-K filed with the SEC on April 27, 2023.

Independence of Directors

Our Board has reviewed the independence of our directors using the NYSE American independence standards. Based on this review, we have determined that each of Dr. Freiman, Ms. Garlikov, Ms. Sit and Dr. Jeff Zheng satisfies the requirements for “independence” as defined in the NYSE American Company Guide. The remaining directors, who are not independent, do not and will not serve on any committees of the Board as long as they are not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2022 and 2021 by Withum and its predecessor, OUM & Co. LLC (“OUM”), as applicable, for such years:

	2022	2021(1)
Audit Fees	$386,875	$221,550
Audit-Related Fees	7,713	8,905
Tax Fees	―	―
All Other Fees	57,000	98,800
Total Fees	$451,588	$329,255

(1)	Includes fees of OUM, which was acquired by Withum effective on July 15, 2021.

Audit Fees. Audit fees consisted of fees billed by Withum and OUM, as applicable, for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements and other engagements, such as review of documents filed with the SEC.

Audit-Related Fees. Audit-related fees comprise fees for professional services rendered by Withum and OUM, as applicable, that are reasonably related to the performance of the audit or review of our consolidated financial statements and internal controls over financial reporting that are not reported in “Audit Fees.” In 2022 and 2021, such audit-related fees were related to out-of-pocket expenses incurred in conjunction with the performance of audits and reviews.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice and tax planning. There were no such services rendered by Withum or OUM in 2022 and 2021 that meet this category description.

All Other Fees. All other fees consisted of fees associated with the review of registration statements, comfort letters and consents performed by Withum and OUM, as applicable.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by Withum and OUM or other independent registered public accounting firms are subject to prior approval by the Audit Committee; however, de minimis non-audit services may be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by Withum and OUM for the fiscal years ended December 31, 2022 and December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. The financial statements are included as part of the Original Form 10-K.

(2)
Financial Statement Schedules. All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto, included in the Original Form 10-K.

(3)
Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the exhibit index of the Original Form 10-K. The below list of exhibits sets forth the additional exhibits required to be filed with this Form 10-K/A and are incorporated herein by reference in response to this item. The following exhibits are filed as part of this Form 10-K/A:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023
	By:	/s/ Justin Hall
Justin Hall
Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: April 28, 2023
	By:	/s/ Tommy Law
Tommy Law
Interim Chief Financial Officer (principal financial officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUSTIN HALL	Chief Executive Officer, General Counsel and Director	April 28, 2023
Justin Hall	(principal executive officer)

/s/ TOMMY LAW	Interim Chief Financial Officer	April 28, 2023
Tommy Law	(principal financial officer)

*	Chairman of the Board	April 28, 2023
Paul E. Freiman

*	Director	April 28, 2023
Julie Garlikov

*	Director	April 28, 2023
Audrey Kunin

*	Director	April 28, 2023
Xinzhou Li (Paul Li)

*	Director	April 28, 2023
Swan Sit

*	Director	April 28, 2023
Mijia Wu, M.B.A. (Bob Wu)

*	Director	April 28, 2023
Yenyou (Jeff) Zheng

* Justin Hall, by signing his name hereto, does hereby sign this report on behalf of the Directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such Directors and filed with the Securities and Exchange Commission as part of the Original Form 10-K.

/s/ JUSTIN HALL	Attorney-in-fact	April 28, 2023
Justin Hall