Form 10-Q
period 2023-03-31
NovaBay Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 7, 2023, there were 2,728,824 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and its wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns over 40 live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “PhaseOne®”, “NeutroPhase®”, “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®”, “KP Duty®”, and the Company licenses depictions of Dr. Audrey Kunin, some of which are held directly by NovaBay and others by our wholly-owned subsidiary DERMAdoctor.

On November 15, 2022, the Company effected a 1-for-35 reverse stock split of its common stock (the “Reverse Stock Split”). The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,746	$5,362
Accounts receivable, net of allowance for credit losses ($3 and $19 at March 31, 2023 and December 31, 2022, respectively)	1,835	1,973
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($488 and $499 at March 31, 2023 and December 31, 2022, respectively)	3,797	3,437
Prepaid expenses and other current assets	516	560
Total current assets	9,894	11,332
Operating lease right-of-use assets	1,744	1,831
Property and equipment, net	119	119
Goodwill	348	348
Other intangible assets, net	2,242	2,280
Other assets	478	489
TOTAL ASSETS	$14,825	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,148	$1,080
Accrued liabilities	2,809	2,724
Operating lease liabilities	466	453
Total current liabilities	4,423	4,257
Operating lease liabilities-non-current	1,512	1,588
Total liabilities	5,935	5,845
Commitments & contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 12 shares issued and outstanding at March 31, 2023 and December 31, 2022	570	570
Series C Preferred Stock; 2 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,403	2,403
Common stock, $0.01 par value; 150,000 shares authorized, 2,035 shares issued and outstanding at March 31, 2023 and December 31, 2022	652	652
Additional paid-in capital	165,156	165,081
Accumulated deficit	(159,891)	(158,152)
Total stockholders’ equity	8,890	10,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,825	$16,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Sales:
Product revenue, net	$3,117	$3,267
Other revenue, net	7	6
Total sales, net	3,124	3,273

Product cost of goods sold	1,188	1,459
Gross profit	1,936	1,814
Operating expenses:
Research and development	26	28
Sales and marketing	1,653	1,985
General and administrative	1,991	2,183
Total operating expenses	3,670	4,196
Operating loss	(1,734)	(2,382)

Non-cash gain on changes in fair value of warrant liability	—	2,056
Non-cash gain on changes in fair value of contingent liability	—	219
Other expense, net	(5)	(4)

Net loss	$(1,739)	$(111)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.85)	$(0.08)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)	2,035	1,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2022	14	$2,973	2,035	$652	$165,081	$(158,152)	$10,554

Net Loss	-	-	-	-	-	(1,739)	(1,739)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	75	-	75

Balance at March 31, 2023	14	$2,973	2,035	$652	$165,156	$(159,891)	$8,890

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2021	14	$680	1,365	$478	$150,900	$(141,887)	$10,171

Net Loss	-	-	-	-	-	(111)	(111)
Reclassification of Series B Private Placement Warrants	-	-	-	-	7,502	-	7,502
Conversion of Series B Preferred Stock to common stock	(1)	(71)	104	36	35	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	184	-	184

Balance at March 31, 2022	13	$609	1,469	$514	$158,621	$(141,998)	$17,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022

Operating activities:
Net loss	$(1,739)	$(111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	13	30
Amortization of intangible assets	38	91
Stock-based compensation expense related to employee and director stock awards	75	184
Non-cash gain on changes in fair value of warrant liability	—	(2,056)
Non-cash gain on changes in fair value of contingent liability	—	(219)
Changes in operating assets and liabilities:
Accounts receivable	138	(632)
Inventory	(360)	(565)
Prepaid expenses and other current assets	44	26
Operating lease right-of-use assets	87	(1,920)
Other assets	3	(8)
Accounts payable and accrued liabilities	153	1,182
Operating lease liabilities	(63)	1,941
Net cash used in operating activities	(1,611)	(2,057)

Investing activities:
Purchases of property and equipment	(13)	(24)
Net cash used in investing activities	(13)	(24)

Financing activities:
Payment on the line of credit	—	(105)
Net cash used in financing activities	—	(105)
Net change in cash, cash equivalents, and restricted cash	(1,624)	(2,186)
Cash, cash equivalents and restricted cash, beginning of year	5,846	7,979
Cash, cash equivalents and restricted cash, end of period	$4,222	$5,793

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$5	$4

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$—	$7,502
Addition of operating lease, right-of-use asset	—	2,039
Conversion of Series B Preferred Stock to common stock	—	71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Through our subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offers over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021 (the “DERMAdoctor Acquisition”), and since completing this transaction we have been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives contemplated by the acquisition, including revenue growth, cost reductions and overall profitability.

The Company also manufactures and sells its proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for the cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, it changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as two reportable segments: (1) Eyecare and Wound Care and (2) Skincare.

Effective November 15, 2022, the Company effected a 1-for-35 reverse split of our outstanding common stock (“Reverse Stock Split”) (See Note 12, “Stockholders’ Equity” for further details). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

Liquidity and Going Concern

Based primarily on the funds available on March 31, 2023 and the 2023 Private Placement (as defined elsewhere in this Quarterly Report) completed subsequent to March 31, 2023 as further described in Note 18, “Subsequent Events”, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the second quarter of 2024. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts (e.g., the conflict between Russia and Ukraine).

The Company’s long-term liquidity needs will be largely determined by the success of commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates include contract liabilities related to product sales such as product returns, assumptions for valuing warrants, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies.

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

Unaudited Condensed Consolidated Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only recurring adjustments, necessary for a fair presentation.

The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

The condensed consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Change in Accounting and Revision of Prior Period Financial Statements

During the third quarter of 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. The Company began expensing these fees as incurred as product cost of goods sold in the Company’s condensed consolidated statements of operations. The Company previously recorded revenue net of these fees. The Company believes that making this change is appropriate and preferable as it is more consistent with the practices of comparable companies as the Company increasingly focuses on commercial growth in our direct to consumer on-line channels. Changes to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The changes had no impact on operating loss, net loss or net loss per share in the Company’s unaudited condensed consolidated statements of operations in the periods presented in this report or in previously issued annual and quarterly financial statements. The changes also did not impact cash or ending cash balances in the Company’s unaudited condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly financial statements.

While reviewing its accounting policy for fulfillment fees during the third quarter of 2022, the Company identified an error in its previously issued financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. During the third quarter of 2022, the Company concluded that these commissions relate to sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s unaudited condensed consolidated statements of operations. The identified error impacted the Company’s previously issued 2022 first and second quarter condensed consolidated financial statements, as well as the 2021 annual consolidated financial statements. Management believes that the impact of these adjustments to correct such error is immaterial to the previously issued consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The revisions had no impact on operating loss, net loss or net loss per share in the Company’s unaudited condensed consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$3,746	$5,362
Restricted cash included in other assets	476	484
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$4,222	$5,846

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

The Company has a significant amount of its cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

During the three months ended March 31, 2023 and 2022, revenues were derived primarily from sales of Avenova and DERMAdoctor branded products, directly to consumers through Amazon.com, Avenova.com and DERMAdoctor.com.

During the three months ended March 31, 2023 and 2022, revenues from significant product categories were as follows (in thousands):

	For the three Months Ended March 31,
	2023	2022
Avenova Spray	$1,937	$1,839
DERMAdoctor	785	1,043
NeutroPhase	—	148
Other products	395	237
Total product revenue, net	3,117	3,267
Other revenue, net	7	6
Total sales, net	$3,124	$3,273

During the three months ended March 31, 2023 and 2022, sales of Avenova Spray via Amazon comprised 75% and 82% of total Avenova Spray net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the three months ended March 31, 2023 or 2022.

As of March 31, 2023 and December 31, 2022, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	March 31,	December 31,
Major distribution partner	2023	2022
Avenova Spray Pharmacy Distributor A	35%	30%
Major U.S. Retailer A	15%	* %
Major U.S. Retailer B	12%	* %
Major U.S. Retailer C	* %	15%
Avenova Spray Pharmacy Distributor B	* %	11%

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

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. Management recorded a reserve for allowance for credit losses of $3 thousand and $19 thousand as of March 31, 2023 and December 31, 2022, respectively.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At March 31, 2023 and December 31, 2022, management had recorded an allowance for excess and obsolete inventory at the lower of cost or estimated net realizable value of $488 thousand and $499 thousand, respectively.

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

The Company did not record any goodwill or indefinite-lived asset impairment charges during the three months ended March 31, 2023 or 2022.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, including the DERMAdoctor Acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified milestone events. The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, the Company revalues these obligations and records increases or decreases in the fair value within the consolidated statement of operations until such time as the specified milestone achievement period is complete.

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

DERMAdoctor Acquisition milestone events consist of financial targets for calendar years 2022 and 2023. The financial target was not met for the calendar year 2022. Additionally, we do not expect the financial target to be met for the calendar year 2023. As a result, the liability recorded for potential earn out payments in the Company’s condensed consolidated balance sheets was zero as of March 31, 2023 and December 31, 2022. This amount is subject to change in the event that there are changes to our expectations and related valuation assumptions.

Long-Lived Assets

The Company’s intangible assets that do not have indefinite lives (primarily trade secrets / product formulations) are amortized over their estimated useful lives. All of the Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the consolidated statements of operations.

The Company did not record any long-lived asset impairments during the three months ended March 31, 2023 or 2022.

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

Prior to the third quarter of 2022, to determine its accounting for fulfillment fees, the Company evaluated principal versus agent considerations with respect to the obligation to ship its product to the customer. The Company assessed whether the nature of the Company’s obligation is as a principal in providing the fulfillment service or as an agent in promising to arrange for a third party to provide the fulfillment service. The Company concluded that it is an agent with respect to the shipping service as the Company does not control the service itself and, therefore, its obligation is that of a promise to arrange for the service. This determination involved significant judgement. In accordance with this conclusion, prior to the third quarter of 2022, the Company recorded revenue net of fulfillment fees. Beginning in the third quarter of 2022, the Company made an accounting policy change election, as a practical expedient, to account for the shipping fees as a fulfillment activity and began expensing them as incurred within product cost of goods sold in the Company’s consolidated statements of operations. Management believes the resulting accounting changes are preferable as they conform the Company’s practice to a majority of comparable filers and other similar sales channels. Changes to amounts presented for prior periods have been made to conform to these changes. These changes did not impact operating loss, net loss or loss per share in the Company’s condensed consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Prior to the third quarter of 2022, the Company also recorded revenue net of selling commissions. During the third quarter of 2022, the Company concluded that these commissions relate to a sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s consolidated statements of operations. The Company determined that its treatment prior to the third quarter of 2022 was an error. The identified error impacted the Company's previously issued 2022 and 2021 quarterly, and 2021 and 2020 annual consolidated financial statements. Management believes that the impact of this error is immaterial to the previously issued consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation as outlined below. The revisions had no impact on operating loss, net loss or net loss per share in the Company’s condensed consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Financial statement line items included in the condensed consolidated statements of operations for the three months ended March 31, 2022 were adjusted for the above changes as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31, 2022
	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised
Sales
Product revenue, net	$2,623	$298	$346	$3,267
Product cost of goods sold
Product cost of goods sold	1,113	-	346	1,459
Operating expenses
Sales and marketing	1,687	298	-	1,985

Net loss	(111)	-	-	(111)

Net loss per share attributable to common stockholders (basic and diluted)	(0.08)	-	-	(0.08)

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

The Company may be required to defer recognition of revenue for upfront payments until it performs its obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt. Deferred revenue was $307 thousand and $4 thousand as of March 31, 2023 and December 31, 2022, respectively.

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

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the condensed consolidated statements of operations.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising expenses were $326 thousand and $617 thousand for the three months ended March 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and RSUs to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s unaudited condensed consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating that expense. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock as of the date of issuance.

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model, the Binomial Lattice (“Lattice”) valuation model, or the Monte Carlo simulation model where deemed appropriate. These values are subject to a significant degree of management’s judgment.

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

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator	2023	2022
Net loss	$(1,739)	$(111)

Denominator
Weighted average shares of common stock outstanding (basic and diluted)	2,035	1,431
Net loss per share attributable to common stockholders (basic and diluted)	$(0.85)	$(0.08)

For the three months ended March 31, 2023 and 2022, Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	121	126
Stock warrants	2,306	1,274
	2,427	1,400

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2023. The Company adopted the new standard effective January 1, 2023, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table presents the Company’s cash equivalent assets measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	March 31,	Items	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$476	$476	$—	$—

The following table presents the Company’s cash equivalent assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$332	$332	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$484	$484	$—	$—

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid inventory	$122	$211
Prepaid insurance	119	146
Prepaid dues and subscriptions	99	43
Prepaid marketing costs	40	24
Prepaid patents	4	12
Tenant allowance	—	11
Other	132	113
Total prepaid expenses and other current assets	$516	$560

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials and supplies	$1,080	$1,273
Finished goods	3,205	2,663
Less: Reserve for excess and obsolete inventory	(488)	(499)
Total inventory, net	$3,797	$3,437

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	425	412
Leasehold improvements	152	152
Total property and equipment, at cost	754	741
Less: accumulated depreciation	(635)	(622)
Total property and equipment, net	$119	$119

Depreciation expense was $13 thousand and $30 thousand for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

	Balance at March 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(51)	$(172)	$67
Trade secrets / product formulations	2,890	(410)	(1,415)	1,065

Total other intangible assets	$5,260	$(461)	$(2,557)	$2,242

	Balance at December 31, 2022
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(48)	$(172)	$70
Trade secrets / product formulations	2,890	(375)	(1,415)	1,100

Total other intangible assets	$5,260	$(423)	$(2,557)	$2,280

In the fourth quarter of 2022, the Company determined that certain of its indefinite-lived and long-lived amortizable intangible assets related to its DERMAdoctor business were impaired. As such, the Company recorded an intangible asset impairment charge of $2.6 million in the fourth quarter of 2022, which was reflected in the “Goodwill, Intangible and Other Asset Impairment” caption in the Company’s consolidated statements of operations. The Company did not record any intangible asset impairment charges for the three months ended March 31, 2023 or 2022.

Amortization expense was $38 thousand and $91 thousand for the three months ended March 31, 2023 and 2022, respectively. Based on the amortizable intangible assets as of March 31, 2023, future amortization expenses are expected to be as follows (in thousands):

2023	$114
2024	153
2025	152
2026	153
Thereafter	560
Total	$1,132

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Contract liabilities (see Note 14)	$1,864	$1,807
Employee payroll and benefits	402	261
Marketing costs	49	104
Inventory purchases	14	101
Other	480	451
Total accrued liabilities	$2,809	$2,724

NOTE 9. LINE OF CREDIT

At the time of the DERMAdoctor Acquisition, DERMAdoctor had a line of credit agreement with Bank Midwest for $500 thousand. As of March 31, 2023 and December 31, 2022, there was no outstanding balance on the line of credit as such line of credit was terminated and repaid in full during the quarter ended March 31, 2022.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2023 or December 31, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2023 or December 31, 2022.

Legal Matters

As of March 31, 2023 and December 31, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In calculating the present value of the minimum lease payments, the Company utilized its incremental borrowing rate. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. The leases include variable components (e.g., common area maintenance) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability, but are reflected as an expense in the period incurred.

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

Lease Costs	Three Months Ended March 31,
	2023	2022
Operating lease cost	$130	$134
Net lease cost	$130	$134

Other information
Operational cash flow used for operating leases	$106	$111

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average remaining lease term (in years)	4.0	5.0
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of March 31, 2023 were as follows (in thousands):

2023	$437
2024	557
2025	439
2026	444
2027	290
Total future minimum lease payments	2,167
Less imputed interest	(189)
Total	$1,978

Reported as:
Operating lease liabilities	$466
Operating lease liabilities- non-current	1,512
Total	$1,978

NOTE 11. WARRANT LIABILITY

See additional discussion of the terms of the Company’s various warrants and related transactions in Note 12, “Stockholders’ Equity”. Further, many of the defined terms used below are defined in Note 12, “Stockholders’ Equity”.

September 2022 Warrants

The September 2022 Warrants were issued by the Company on September 9, 2022, in connection with the 2022 Warrant Reprice Transaction. The September 2022 Warrants were not exercisable prior to the effective date of the Reverse Stock Split, which was approved by Company stockholders on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the September 2022 Warrants were classified as liabilities from the date of issuance through the date of approval of the Reverse Stock Split at which time they were reclassified to equity.

The fair value of the September 2022 Warrants was determined to be $1.4 million as of the date of issuance on September 9, 2022 in accordance with the following key assumptions, which was recorded as a liability:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.0%
Weighted-average fair value of warrants	$4.55

The fair value of the September 2022 Warrants was determined to be $0.5 million as of the date of approval by Company stockholders on November 10, 2022 in accordance with the following key assumptions, at which time the liability was adjusted and reclassified to equity:

Expected price volatility	79.5%
Expected term (in years)	5.8
Risk-free interest rate	3.93%
Dividend yield	0.0%
Weighted-average fair value of warrants	$1.40

November 2021 Warrants

The November 2021 Warrants were issued by the Company on November 2, 2021, in connection with the 2021 Private Placement. The November 2021 Warrants were subsequently amended in September 2022 pursuant to the 2022 Warrant Reprice Transaction.

The November 2021 Warrants were not initially exercisable prior to shareholder approval for an increase in authorized share capital which the Company received on January 31, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants were classified as liabilities from the date of issuance through the date of approval at which time they were reclassified to equity.

As of December 31, 2021 the fair value of the November 2021 Warrants was determined to be $9.6 million in accordance with the following key assumptions, which was recorded as a liability:

Expected price volatility	87%
Expected term (in years)	6.0
Risk-free interest rate	1.31%
Dividend yield	0.00%
Weighted-average fair value of warrants	$8.75

As of January 31, 2022, the fair value of the November 2021 Warrants was determined to be $7.5 million in accordance with the following key assumptions, at which time the liability was adjusted and reclassified to equity:

Expected price volatility	91%
Expected term (in years)	6.0
Risk-free interest rate	1.65%
Dividend yield	0.00%
Weighted-average fair value of warrants	$7.00

Unexercised November 2021 Warrants exercisable for 803,574 shares of common stock were amended on September 9, 2022, in connection with the 2022 Warrant Reprice Transaction. As a result of the amendment, these November 2021 Warrants were no longer exercisable prior to the effective date of the Reverse Stock Split, which was approved by Company stockholders on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants were reclassified as liabilities on the date of amendment and remained recorded as liabilities through the date of approval of the Reverse Stock Split at which time they were reclassified to equity.

The fair value of these November 2021 Warrants was determined to be $3.5 million as of the date of amendment on September 9, 2022 in accordance with the following key assumptions, at which time they were reclassified as liabilities:

Expected price volatility	79.6%
Expected term (in years)	6.0
Risk-free interest rate	3.43%
Dividend yield	0.00%
Weighted-average fair value of warrants	$4.55

As of November 10, 2022, the fair value of these November 2021 Warrants, as amended, was determined to be $1.3 million in accordance with the following key assumptions, at which time they were reclassified to equity:

Expected price volatility	79.5%
Expected term (in years)	5.8
Risk-free interest rate	3.93%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.40

Amended July 2020 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants. Amended July 2020 Warrants exercisable for 77,145 shares of common stock were no longer exercisable prior to the effective date of the Reverse Stock Split, which was approved by Company stockholders on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, these Amended July 2020 Warrants were reclassified as liabilities on the date of amendment and remained recorded as liabilities through the date of approval of the Reverse Stock Split at which time they were reclassified to equity.

The fair value of these Amended July 2020 Warrants was determined to be $0.3 million as of the date of amendment on September 9, 2022 in accordance with the following key assumptions, at which time they were reclassified as liabilities:

Expected price volatility	79.6%
Expected term (in years)	3.4
Risk-free interest rate	3.58%
Dividend yield	0.00%
Weighted-average fair value of warrants	$3.50

As of November 10, 2022, the fair value of these Amended July 2020 Warrants was determined to be $0.1 million in accordance with the following key assumptions, at which time they were reclassified to equity:

Expected price volatility	79.5%
Expected term (in years)	3.2
Risk-free interest rate	4.15%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.05

NOTE 12. STOCKHOLDERS' EQUITY

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

2022 Warrant Reprice Transaction, Amended November 2021 Warrants, Amended July 2020 Warrants and September 2022 Warrants

On September 9, 2022, the Company entered into the 2022 Warrant Reprice Transaction, which included warrant reprice letter agreements with each of the holders of the November 2021 Warrants and certain holders of the July 2020 Warrants. Pursuant to the terms of the letter agreements, the November 2021 Warrants and certain July 2020 Warrants were amended to: (i) reduce the exercise price; (ii) provide that such warrants would not be exercisable until a later date, which was March 9, 2023; and (iii) in the case of the November 2021 Warrants, extend the termination date to September 11, 2028 (as amended, the “Amended November 2021 Warrants” and the “Amended July 2020 Warrants”, respectively). The Amended November 2021 Warrants are exercisable for an aggregate of 803,574 shares of common stock at an exercise price of $6.30 per share and expire on September 11, 2028. The Amended July 2020 Warrants are exercisable for an aggregate of 77,145 shares of common stock at an exercise price of $6.30 per share and expire on January 22, 2026.

As a result of these amendments to the Amended November 2021 Warrants and the Amended July 2020 Warrants, the Company recorded a non-cash loss on modification of common stock warrants in the amount of $1.9 million. The loss represents the increase in fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants as a result of the modification. The increase in fair value was calculated as the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $3.3 million immediately prior to the modification in accordance with the following key assumptions:

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

The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million. The Company allocated the gross proceeds between the common stock issued for the Amended November 2021 Warrants and the Amended July 2020 Warrants exercised, and the September 2022 Warrants issued to participants by applying the relative fair value allocation methodology. The Company allocated $0.7 million in gross proceeds to the common stock issued for the Amended November 2021 Warrants and the Amended July 2020 Warrants exercised, and $1.4 million to the September 2022 Warrants which were classified as a liability. For additional information regarding the warrant liability and valuation, please see Note 11, “Warrant Liability”.

Ladenburg Thalmann & Co. Inc. (“Ladenburg”) served as the Company’s warrant solicitation agent for the 2022 Warrant Reprice Transaction in exchange for a fee equal to 8% of the total gross proceeds. The Company incurred total issuance costs of $529 thousand in conjunction with the 2022 Warrant Reprice Transaction. The Company allocated $166 thousand of the issuance costs to the warrant liability which was expensed in the Company’s condensed consolidated statements of operations during the third quarter of 2022. The remaining $363 thousand was recorded as a reduction of common stock and additional paid in capital in the Company’s condensed consolidated balance sheets.

Series C Preferred Stock, Short-Term Warrants and Long-Term Warrants

Concurrent with the 2022 Warrant Reprice Transaction on September 9, 2022, the Company entered into a private placement transaction with accredited investors (the “2022 Private Placement”), a private placement transaction with certain accredited investors to sell units that consisted of: (1) 3,250 shares of  Series C Preferred Stock convertible into an aggregate of 516,750 shares of common stock, (2) series A-2 warrants to purchase common stock, which are exercisable for 515,876 shares of common stock at an exercise price of $6.30 per share through May 20, 2024 (the “Short-Term Warrants”), and (3) series A-1 warrants to purchase common stock, which are exercisable for 515,876 shares of common stock at an exercise price of $6.30 per share through November 20, 2028 (the “Long-Term Warrants” and, together with the Short-Term Warrants, the “2022 Warrants”). The closing of the 2022 Private Placement was subject to receiving certain stockholder approvals (as obtained on November 10, 2022), effecting the Reverse Stock Split, as well as the satisfaction of other customary closing conditions. On November 18, 2022, the Company closed the 2022 Private Placement and received gross proceeds of $3.2 million from the sale of the Series C Preferred Stock and the 2022 Warrants.

The Series C Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of NovaBay. The Series C Preferred Stock does, however, have anti-dilution protection in the event that the Company sells or grants any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Series C Preferred Stock.

Series B Preferred Stock and November 2021 Warrants

On October 29, 2021, the Company entered into the 2021 Private Placement, including a securities purchase agreement with various institutional investors to sell in a private placement offering (i) an aggregate of 15,000 shares of our newly-created Series B Preferred Stock convertible into an aggregate of 1,071,429 shares of common stock, and (ii) the November 2021 Warrants exercisable for 1,071,429 shares of common stock for net proceeds of $14.9 million. The 2021 Private Placement closed on November 2, 2021. The November 2021 Warrants became exercisable as of January 31, 2022, and will continue to be exercisable for a period of six (6) years from such date.

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

Each share of the Series B Preferred Stock that the Company issued in the 2021 Private Placement had a purchase price of $1,000 per share and was initially convertible at a conversion price of $0.40 into 2,500 shares of common stock, or an aggregate of 37,500,000 shares of common stock (which does not account for the Reverse Stock Split). On September 9, 2022, the 2022 Warrant Reprice Transaction provided for amendments to certain common stock purchase warrants to lower their exercise price to $0.18 per share as well as the issuance of the September 2022 Warrants also with an exercise price of $0.18 per share, which exercise price was lower than the then effective $0.40 conversion price of the Series B Preferred Stock (which does not account for the Reverse Stock Split). This triggered the Series B Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $0.18, and each outstanding share of Series B Preferred Stock became convertible into 5,556 shares of common stock (which does not account for the Reverse Stock Split). As a result of the change, the Company recorded a $5.7 million deemed Series B Preferred Stock dividend. The deemed dividend was recorded as a reduction to income available to common shareholders in the basic earnings per share (EPS) calculation in the third quarter of 2022. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series B Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series B Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series B Preferred Stock was determined to be $6.8 million immediately prior the conversion price adjustment in accordance with the following key assumptions:

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

Thereafter, the Company effected the Reverse Stock Split, which resulted in an automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $6.30, and each outstanding share of Series B Preferred Stock became convertible into 159 shares of common stock.

As of March 31, 2023, 3,380 shares of the Series B Preferred Stock had been converted into common stock. Each of the remaining 11,620 shares of the Series B Preferred Stock as of March 31, 2023, was currently convertible into 159 shares of common stock at a conversion price of $6.30 at such time. Each share of Series B Preferred Stock is now convertible into 770 shares of common stock at a conversion price of $1.30, as further described in Note 18. “Subsequent Events”.

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the November 2021 Warrants were amended to reduce the exercise price to $6.30 and extend the expiration date to September 11, 2028. Additionally, in conjunction with the 2022 Warrant Reprice Transaction, holders of the November 2021 Warrants, as amended, exercised a portion of their warrants at the reduced exercise price. As of March 31, 2023, November 2021 Warrants exercisable for 803,574 shares of common stock remain outstanding.

Common Stock

Common Stock Warrants

In addition to the Amended July 2020 Warrants, the Amended November 2021 Warrants, the September 2022 Warrants and the 2022 Warrants, the Company also has the following outstanding warrants:

2019 Ladenburg Warrants

In 2019, Ladenburg was granted warrants exercisable for 4,799 shares of common stock (the “2019 Ladenburg Warrants”). The 2019 Ladenburg Warrants bear an exercise price of $34.65 and an expiration date of August 8, 2024.

July 2020 Warrants

In 2020, certain of the Company’s accredited investors were granted warrants with an exercise price of $57.75 (the “July 2020 Warrants”). A portion of these warrants were subsequently amended as described above to become the Amended July 2020 Warrants. As of March 31, 2023, outstanding July 2020 Warrants which were not amended are exercisable for 59,960 shares of common stock. The July 2020 Warrants expire on January 22, 2026.

TLF Bio Innovation 2021 Warrants

In 2021, TLF Bio Innovation was granted warrants exercisable for 429 shares of common stock with an exercise price of $23.513 (the “TLF Warrants”). The TLF Warrants expire on January 15, 2026.

Summary of Warrants Outstanding

The details of all outstanding warrants as of March 31, 2023 and December 31, 2022 are as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2022	2,306	$7.70
Warrants granted	—	$—
Warrants expired	—	$—
Outstanding at March 31, 2023	2,306	$7.70

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

In  March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on  June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning  January 1, 2018 through  January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On March 31, 2023, the number of shares available for future awards under the 2017 Plan was increased by 81,417 shares. As of  March 31, 2023, there were 180,143 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s equity awards outstanding at March 31, 2023 and activity during the period ended March 31, 2023:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	132	$37.99	7.5	$69

Options granted	4	$1.80
Options forfeited/cancelled	(5)	$59.45
Restricted stock units cancelled	(7)	—
Outstanding at March 31, 2023	124	$38.34	7.3	$48

Vested and expected to vest at March 31, 2023	95	$49.23	6.9	$9

Vested at March 31, 2023	66	$65.02	6.1	$—

Exercisable at March 31, 2023	66	$65.02	6.1	$—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2023 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three months ended March 31, 2023 and 2022. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations over the remaining weighted average vesting period of 2.06 years.

Equity Awards to Employees and Directors

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

During the three months ended March 31, 2023 and 2022, the Company granted options to employees and directors to purchase an aggregate of 3,650 and 9,486 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Three Months Ended March 31,
Assumption	2023	2022
Expected price volatility	154.49%	160.47%
Expected term (in years)	6.66	6.45
Risk-free interest rate	3.41%	1.63%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$2.37	$10.21

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

During the three months ended March 31, 2023 and 2022, the Company did not grant restricted stock to employees.

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $75 thousand and $184 thousand, respectively, for stock-based awards to employees and directors.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$6	$4
Sales and marketing	15	12
General and administrative	54	168
Total stock-based compensation expense	$75	$184

NOTE 14. DISTRIBUTION AGREEMENTS

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration for the three months ended March 31, 2023 (in thousands):

	Product Returns, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2022	$1,673	$53	$81	$1,807
Provision related to sales made in current period	254	21	401	676
Payments and customer credits issued	(188)	(8)	(423)	(619)
Balance at March 31, 2023	$1,739	$66	$59	$1,864

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended March 31, 2023, the Company earned $92 thousand in net sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. The Company incurred a net sales loss of $199 thousand during the three months ended March 31, 2022 for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $1.5 million as of March 31, 2023 and $1.6 million as of December 31, 2022. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $8 thousand for rebates related to these distribution agreements as of March 31, 2023, with no such prepayment recorded as of December 31, 2022, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com), Walmart.com, select CVS stores and online on CVS.com. During the three months ended March 31, 2023 and 2022, the revenue generated from over-the-counter Avenova Spray was $1.6 million and $1.8 million, respectively.

DERMAdoctor Products Distribution Agreements

DERMAdoctor products are sold through distribution arrangements with third parties such as Costco and others. During the three months ended March 31, 2023 and 2022, the Company earned $0.1 million and $0.2 million, respectively, in sales revenue for its DERMAdoctor products from these distribution agreements.

Under these distribution arrangements, the Company had a contract liability balance of $0.3 million as of March 31, 2023, and $0.2 million as of December 31, 2022. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $32 thousand and $46 thousand to the plan during the three months ended March 31, 2023 and 2022, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	Three Months Ended March 31,
	2023	2022
Related party revenue:
NeutroPhase	$—	$148
Total related party revenue	$—	$148

Cost of goods sold:
NeutroPhase	$—	$(134)
Total related party expenses	$—	$(134)

Related party accounts receivable was zero and $0.2 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 17. SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

Prior to the DERMAdoctor Acquisition in November 2021, the Company was managed as a single segment focused on commercializing Avenova Spray in the United States. After the DERMAdoctor Acquisition, the Company began managing and aggregating its operational and financial information in accordance with two reportable segments: (1) Eyecare & Wound Care and (2) Skincare. The Eyecare & Wound Care segment consists of products historically sold by NovaBay prior to the DERMAdoctor Acquisition. The Skincare segment consists of products acquired in the DERMAdoctor Acquisition and skincare products subsequently sold under the DERMAdoctor brand.

Select financial information for each segment is as follows:

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 31,	of Total Sales,	March 31,	of Total Sales,
	2023	Net	2022	Net
Eyecare & Wound Care	$2,339	75%	$2,230	68%
Skincare	785	25%	1,043	32%
Total sales, net	$3,124	100%	$3,273	100%

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 31,	of Total	March 31,	of Total
	2023	Operating Loss	2022	Operating Loss
Eyecare & Wound Care	$(1,335)	77%	$(2,039)	86%
Skincare	(399)	23%	(343)	14%
Total operating loss	$(1,734)	100%	$(2,382)	100%

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of  March 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements.

2023 Private Placement

On April 27, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”)  with existing accredited institutional investors (the “Purchasers”) of the Company that provided for the issuance and sale in a private placement (the “2023 Private Placement”) of (i) $3.3 million aggregate principal amount  (the “Aggregate Principal Amount”) of  Original Issue Discount Senior Secured Convertible Debentures Due November 1, 2024 (the “Debentures”) that may be converted or redeemed into up to an aggregate of 2,538,464 shares of Common Stock (the “Conversion Shares”),  (ii) a new long-term Series B-1 warrant exercisable for up to an aggregate of 2,538,464 shares of Common Stock for a five year period (“Long-Term Warrants”), and (iii) a new short-term Series B-2 warrant exercisable for up to an aggregate of 2,538,464 shares of Common Stock for a two year period (“Short-Term Warrants” and, together with the Long-Term Warrants, the “2023 Warrants”). The 2023 Private Placement closed on May 1, 2023 (the “Private Placement Closing”) and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. Ladenburg served as the Company’s exclusive placement agent in the 2023 Private Placement and received a fee equal to 8% of the total gross proceeds and were reimbursed for certain related expenses in an aggregate amount of $55 thousand.

Due to the number of shares of common stock that may be issued upon conversion or redemption of the Debentures and the exercise of the 2023 Warrants, the Company is required to obtain stockholder approval for the issuance of these shares of common stock in accordance with Section 713(a) and 713(b) of the NYSE American Company Guide (the “Stockholder Approval”). The Company is required to promptly hold a meeting of stockholders within sixty (60) days following the Private Placement Closing to seek the Stockholder Approval and the Company intends to submit a proposal for consideration of stockholders at the 2023 Annual Meeting of Stockholders. Until the Stockholder Approval is obtained, the conversion of the Debentures by the holders into shares of common stock is currently limited a holder’s pro rata share of 19.99% of the Company’s outstanding shares of Common Stock, or into an aggregate of 438,669 shares (the “Issuable Maximum”) and the 2023 Warrants are not exercisable.

At any time after issuance, the Debentures are convertible by the holder, in whole or in part, into shares of common stock at a conversion price equal to $1.30 per share (“Conversion Price”), subject to limitations upon conversion including the Issuable Maximum. Under the terms of the  Debentures, the Company is required to make a monthly redemption of the Debentures (“Monthly Redemption”) beginning on June 1, 2023 equal to 1/18th of the Aggregate Principal Amount multiplied by 1.10 in cash; or, as provided in the Debenture, in shares of common stock at the election of the Company with a conversion rate equal to the lower of (i) the Conversion Price or (ii) 90% of the Company’s average volume-weighted average price over 10 trading days.

If any event of default occurs, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any event of default that results in the eventual acceleration of the Debentures, the interest rate on the Debentures shall accrue at an interest rate equal to the lesser of 18% per annum and the maximum rate permitted under applicable law. The Debentures are secured obligations of the Company and DERMAdoctor pursuant to the terms of the Security Agreement, dated April 27, 2023 (the “Security Agreement”). Under the terms of the Security Agreement the holders of the Debentures were granted a security interest, a lien upon and a right of set-off against all of the Company’s and DERMAdoctor’s assets as collateral security for the complete, timely payment, performance and discharge of the obligations under the Debentures. To further secure the Company’s obligations under the Debenture, DERMAdoctor also executed a Subsidiary Guarantee (the “Subsidiary Guarantee”), pursuant to which DERMAdoctor is a guarantor of the Company’s obligations owed to the Debenture holders.

Warrant Amendments

In connection with the closing of the 2023 Private Placement, common stock purchase warrants that the Company previously issued to the Purchasers and to other existing investors in prior private placements and warrant reprice transactions were amended to lower the exercise price of the previously issued warrants exercisable for an aggregate of 1,724,455 shares of Common Stock from $6.30 to $1.30 per share pursuant to Warrant Amendment Agreements entered into by the Company.

Anti-Dilution Adjustment to Series B Preferred Stock and the Series C Preferred Stock

The Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series B Preferred Stock (the “Series B Certificate of Designation”) and the Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series C Preferred Stock (the “Series C Certificate of Designation”) provides for anti-dilution protections in the event that the Company grants any right to reprice any Company security or issue a new Company security that would entitle the holder to acquire Common Stock at an effective price per share that is lower than the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, which is referred to as “full-ratchet” anti-dilution protection. As a result of the consummation of the 2023 Private Placement, the Conversion Price of the Debentures and the exercise price of the 2023 Warrants at $1.30 per share triggered this anti-dilution protection in the Series B Certificate of Designation and the Series C Certificate of Designation. The conversion price of each share of Series B Preferred Stock and each share of Series C Preferred Stock, which were each $6.30 convertible into 159 shares of Common Stock, were both automatically adjusted downward to $1.30 convertible into 770 shares of Common Stock, resulting in an additional 7,863,570 shares of common stock issuable upon conversion of the outstanding Series B Preferred Stock and Series C Preferred Stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” and other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

We are a company focused on the development and commercialization of scientifically-created and clinically-proven eyecare, skincare and wound care products.

Our leading product, Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the FDA for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include our Novawipes, Lubricant Eye Drops, Moist Heating Eye Compress, i-Chek lash mirror, and the Eye Health Support Oral Supplement with MaquiBright.

Through our subsidiary DERMAdoctor, LLC (“DERMAdoctor”), we offer over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021, and since completing the DERMAdoctor Acquisition we have been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives that we expected by completing this acquisition, including revenue growth, cost reductions and achieving overall profitability. We have not been able to achieve these objectives to date, as DERMAdoctor’s product revenue declined in 2022 compared to 2021, while operating costs relating to these products remained substantially the same. We are working to achieve our overall objectives, as well as continuing to evaluate additional strategies for our Company and its business to address our capital and liquidity needs.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market with our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. We currently sell these products through distributors.

Recent Developments

2023 Private Placement

On April 27, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”)  with existing accredited institutional investors of the Company that provided for the issuance and sale in a private placement (the “2023 Private Placement”) of (i) $3.3 million aggregate principal amount of  Original Issue Discount Senior Secured Convertible Debentures Due November 1, 2024 (the “Debentures”), which may be converted or redeemed into up to an aggregate of 2,538,464 shares of Common Stock (the “Conversion Shares”),  (ii) a new long-term Series B-1 warrant exercisable for up to an aggregate of 2,538,464 shares of Common Stock for a five year period (“Long-Term Warrants”), and (iii) a new short-term Series B-2 warrant exercisable for up to an aggregate of 2,538,464 shares of Common Stock for a two year period (“Short-Term Warrants” and, together with the Long-Term Warrants, the “2023 Warrants”). The 2023 Private Placement closed on May 1, 2023 (the “Private Placement Closing”) and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. In connection with the closing of the 2023 Private Placement, common stock purchase warrants that the Company previously issued to the Purchasers and to other existing investors in prior private placements and warrant reprice transactions were amended to lower the exercise price of the previously issued warrants exercisable for an aggregate of 1,724,455 shares of Common Stock from $6.30 to $1.30 per share pursuant to Warrant Amendment Agreements entered into by the Company.

Due to the number of shares of common stock that may be issued upon conversion or redemption of the Debentures and the exercise of the 2023 Warrants, the Company is required to obtain stockholder approval for the issuance of these shares of common stock in accordance with Section 713(a) and 713(b) of the NYSE American Company Guide (the “Stockholder Approval”) and the Company expects to seek the Stockholder Approval at its 2023 Annual Meeting of Stockholders. Until the Stockholder Approval is obtained, the conversion of the Debentures by the holders into shares of common stock is currently limited a holder’s pro rata share of 19.99% of the Company’s outstanding shares of Common Stock, or into an aggregate of 438,669 shares (the “Issuable Maximum”), and none of the 2023 Warrants will be exercisable until the Stockholder Approval is obtained.

Anti-Dilution Adjustment to Series B Preferred Stock and the Series C Preferred Stock

The Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series B Preferred Stock (the “Series B Certificate of Designation”) and the Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series C Preferred Stock (the “Series C Certificate of Designation”) provides for anti-dilution protections in the event that the Company grants any right to reprice any Company security or issue a new Company security that would entitle the holder to acquire Common Stock at an effective price per share that is lower than the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, which is referred to as “full-ratchet” anti-dilution protection. As a result of the consummation of the 2023 Private Placement the Conversion Price of the Debentures and the exercise price of the 2023 Warrants at $1.30 per share triggered this anti-dilution protection in the Series B Certificate of Designation and the Series C Certificate of Designation. As a result, the conversion price of each share of Series B Preferred Stock and each share of Series C Preferred Stock, which were each $6.30 convertible into 159 shares of Common Stock, were both automatically adjusted downward to now be $1.30 convertible into 770 shares of Common Stock resulting in an additional 7,863,570 shares of common stock issuable upon conversion of the outstanding Series B Preferred Stock and Series C Preferred Stock.

For additional information regarding the 2023 Private Placement, the Debentures, the 2023 Warrants, the warrant amendments and the other related agreements and transactions, as well as the antidilution adjustment to the Series B Preferred Stock and Series C Preferred Stock, see Note 18, “Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report and the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2023.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products. Our net losses were $1.7 million and $111 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $159.9 million, total current assets of $9.9 million and total assets of $14.8 million.

We expect to grow commercial sales of Avenova branded products and expect to grow commercial sales of our DERMAdoctor branded products through an expansion of domestic and international market penetration, with a particular focus on online channels, and the development of new product offerings under both brand names.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these unaudited condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, we believe that the following accounting estimates are most critical to fully understanding and evaluating our reported financial results as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We review goodwill, indefinite-lived intangible assets and long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgement in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the fourth quarter of 2022 as further described in Note 2, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Valuation of Contingent Consideration Resulting from a Business Combination

We revalue any outstanding contingent obligations to pay future consideration related to business combinations at the end of each quarter and record increases or decreases in their fair value within our consolidated statements of operations. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. See additional information in Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model, the Binomial Lattice (“Lattice”) valuation model, or the Monte Carlo simulation model when deemed appropriate. These values are subject to a significant degree of management’s judgment.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (dollars in thousands)

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,117	$3,267	$(150)	(5%)
Other revenue, net	7	6	1	17%
Total sales, net	3,124	3,273	(149)	(5%)

Product cost of goods sold	1,188	1,459	(271)	(19%)
Gross profit	1,936	1,814	122	7%

Research and development	26	28	(2)	(7%)
Sales and marketing	1,653	1,985	(332)	(17%)
General and administrative	1,991	2,183	(192)	(9%)
Total operating expenses	3,670	4,196	(526)	(13%)
Operating loss	(1,734)	(2,382)	648	(27%)

Non-cash gain on changes in fair value of warrant liability	—	2,056	(2,056)	(100%)
Non-cash gain on changes in fair value of contingent liability	—	219	(219)	(100%)
Other expense, net	(5)	(4)	(1)	25%

Net loss	$(1,739)	$(111)	$(1,628)	1467%

Effect of Change in Accounting and Revision of Prior Period Financial Statements

As discussed further in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, during the three months ended September 30, 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. While reviewing its accounting policy for fulfillment fees, the Company identified an immaterial error in its previously issued consolidated financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. Changes and revisions to prior period amounts presented in this report have been made to conform to the current period presentations. For the three months ended March 31, 2022, the result of these changes and revisions was an increase of $644 thousand in product revenue, net, which was offset by an increase of $346 thousand in product cost of goods sold and $298 thousand in sales and marketing expenses. These changes and revisions did not impact operating loss, net loss or net loss per share in the Company’s unaudited condensed consolidated statement of operations in the periods presented in this report or in previously issued annual and quarterly Company consolidated financial statements. The changes and revisions also did not impact cash or ending cash balances in the Company’s unaudited condensed consolidated balance sheets as of the dates presented in this report or in previously issued annual and quarterly Company consolidated financial statements.

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, decreased by $150 thousand, or 5%, to $3.1 million for the three months ended March 31, 2023, from $3.3 million for the three months ended March 31, 2022.

Revenue from Avenova Spray increased $0.1 million from $1.8 million for the three months ended March 31, 2022 to $1.9 million for the three months ended March 31, 2023. The 2022 result reflects an unanticipated increase in expired Avenova Spray units returned from retail pharmacies for product purchased prior to the launch of our over-the-counter Avenova Spray product in 2019 and the beginning of the COVID-19 pandemic in 2020.

Revenue from DERMAdoctor branded skincare products decreased $0.2 million from $1.0 million for the three months ended March 31, 2022 to $0.8 million for the three months ended March 31, 2023, primarily from wholesale customers.

Revenue from the Company’s wound care products was $0.1 million during both quarters.

Cost of goods sold decreased by $271 thousand, or 19%, to $1.2 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022 primarily due to the overall decrease in product revenue.

Gross profit increased by $122 thousand in spite of the decrease in product revenue. This is primarily the impact of the increase in expired Avenova Spray units returned from retail pharmacies in the 2022 period as well as product and channel mix.

Sales and marketing

Sales and marketing expenses decreased by $0.3 million, or 17%, to $1.7 million for the three months ended March 31, 2023, from $2.0 million for the three months ended March 31, 2022. The decrease was due primarily to continued lower digital advertising costs incurred for the Company’s Avenova Spray and other Avenova branded optical products in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

General and administrative

General and administrative expenses decreased $0.2 million to $2.0 million for the three months ended March 31, 2023, from $2.2 million for the comparable period in 2022. The change is primarily the result of a decrease in variable compensation costs, including non-cash stock-based compensation expense, recorded in the comparable periods.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $2.1 million for the three months ended March 31, 2022 with no comparable adjustment for the current year period. For additional information regarding the warrant liability and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.2 million for the three months ended March 31, 2022 with no comparable adjustment for the current year period. This contingent liability related to potential future contingent consideration of earn out payments that could have become payable as part of the DERMAdoctor Acquisition if specified milestone events were achieved. As of March 31, 2023, the Company does not anticipate that any such earn out payments will be made.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents were $3.7 million, compared to $5.4 million as of December 31, 2022. Based primarily on the funds available on March 31, 2023 and the 2023 Private Placement completed subsequent to March 31, 2023 as further described in Note 18, “Subsequent Events”, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the second quarter of 2024. We have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues, as we continue to invest in both Avenova and DERMAdoctor commercialization efforts. Additionally, we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, we have determined that our planned operations raise substantial doubt about our ability to continue as a going concern. Additionally, changing circumstances may cause us to expend cash significantly faster than currently anticipated, and we may need to spend more cash than currently expected because of circumstances beyond our control that impact the broader economy such as periods of inflation, supply chain issues, the continuation of the COVID-19 pandemic and international conflicts.

Our long-term liquidity needs will be largely determined by the success of commercialization efforts. To address our current liquidity and capital needs, we have and continue to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of our sales and marketing programs or restructuring operations to change our overhead structure; (3) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. We may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. In the absence of one or more additional transactions and/or substantial revenue growth from our commercialization efforts, there will be substantial doubt about our ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued, and we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2023, which consisted primarily of a net loss of $1.7 million, adjusted by depreciation and amortization expenses of $51 thousand, stock-based compensation expenses of $75 thousand, and a net change of $2 thousand in our net operating assets and liabilities.

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

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $13 thousand and $24 thousand, for the three months ended March 31, 2023 and 2022, respectively.

Cash Used in Financing Activities

There was no cash used in, or provided by, financing activities during the three months ended March 31, 2023.

For the three months ended March 31, 2022, net cash used in financing activities consisted of a repayment of the DERMAdoctor line of credit, which was subsequently terminated.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2023 and December 31, 2022 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality

Avenova Branded Products

In recent years, as our focus and revenue mix have shifted in favor of Avenova products sold directly to the consumer without insurance reimbursement, we have not noted any material seasonal impacts on our overall eyecare business, with demands consistent throughout the year.

Prior to this shift, while focused on prescription Avenova Spray, prescriptions for Avenova Spray experienced seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon was due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year began.

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

Contractual Obligations

Our contractual cash commitments as of March 31, 2023 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$538	$952	$656	$—	$2,146
Equipment lease	8	13	—	—	21
Total	$546	$965	$656	$—	$2,167

Our commitments as of March 31, 2023 consisted primarily of facility operating leases and an operating lease for one copier.

The total commitment for the facility leases were $2.1 million due over the leases’ terms as of March 31, 2023.

The total commitment for the copier lease was $22 thousand due over the leases’ terms as of March 31, 2023.

See Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at March 31, 2023 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2023 and December 31, 2022, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The “Legal Matters” section of Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

While, as a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide updated quarterly information under this Item, we are providing the below disclosure as additional material risks we face.

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Risk Relating to the Debentures

We have debt, which is secured by all of our assets, and defaulting on such debt may have a material adverse effect on the Company.

The Debentures represent outstanding secured convertible notes of the Company. Pursuant to the Security Agreement and Subsidiary Guarantee, all of our assets, including our accounts receivable and general intangibles, including all inventory, machinery, equipment, furniture and fixtures and the products and proceeds of all the foregoing, have been pledged as collateral to secure the repayment of the Debentures. If we are unable to repay these Debentures or if another type of event of default occurs, a decision by the holders of the Debentures to foreclose on their security interest would materially and adversely affect our future.

The issuance of our Common Stock in connection with the conversion of the Debentures would cause substantial dilution, and could materially affect the trading price of our common shares.

There is an aggregate principal amount of $3.3 million outstanding under the Debentures. To the extent we or the holders of the Debentures converts the Debentures into our Common Stock, including for more shares of Common Stock than we currently anticipate due to the monthly redemption provision in the Debentures and the trading price of our Common Stock potentially declining, substantial amounts of our Common Stock will be issued. Such issuances could result in substantial decreases to our stock price and dilution to our existing shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Amended and Restated Bylaws	10-K	001-33678	3.7	3/29/2022
4.1	Description of Securities	10-K	001-33678	3.1	3/31/2023
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.10	Form of Original Issue Discount Secured Senior Convertible Debenture	8-K	001-33678	4.1	4/27/2023
4.11	Form of Series B-1 Long-Term Common Stock Warrant	8-K	001-33678	4.2	4/27/2023
4.12	Form of Series B-2 Short-Term Common Stock Warrant	8-K	001-33678	4.3	4/27/2023
4.13	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
10.1	Form of Securities Purchase Agreement*	8-K	001-33678	10.1	4/27/2023
10.2	Form of Security Agreement*	8-K	001-33678	10.2	4/27/2023
10.3	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.4	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.5	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: May 11, 2023
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: May 11, 2023
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)