Form 10-Q
period 2023-06-30
NovaBay Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 4,214,682 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,414	$5,362
Accounts receivable, net of allowance for credit losses ($3 and $19 at June 30, 2023 and December 31, 2022, respectively)	2,623	1,973
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($446 and $499 at June 30, 2023 and December 31, 2022, respectively)	3,660	3,437
Prepaid expenses and other current assets	519	560
Total current assets	11,216	11,332
Operating lease right-of-use assets	1,636	1,831
Property and equipment, net	108	119
Goodwill	348	348
Other intangible assets, net	2,204	2,280
Other assets	496	489
TOTAL ASSETS	$16,008	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,481	$1,080
Accrued liabilities	2,755	2,724
Convertible Notes, net	1,185	—
Embedded derivative liabilities	169	—
Operating lease liabilities	476	453
Total current liabilities	6,066	4,257
Operating lease liabilities-non-current	1,379	1,588
Total liabilities	7,445	5,845
Commitments & contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 9 and 12 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	449	570
Series C Preferred Stock; 1 and 2 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,675	2,403
Common stock, $0.01 par value; 150,000 shares authorized, 4,214 and 2,035 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	673	652
Additional paid-in capital	169,689	165,081
Accumulated deficit	(163,923)	(158,152)
Total stockholders’ equity	8,563	10,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,008	$16,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales:
Product revenue, net	$4,599	$3,660	$7,716	$6,927
Other revenue, net	11	2	18	8
Total sales, net	4,610	3,662	7,734	6,935

Product cost of goods sold	2,304	1,824	3,492	3,283
Gross profit	2,306	1,838	4,242	3,652
Operating expenses:
Research and development	27	40	53	68
Sales and marketing	1,718	2,040	3,371	4,025
General and administrative	1,916	1,910	3,907	4,093
Total operating expenses	3,661	3,990	7,331	8,186
Operating loss	(1,355)	(2,152)	(3,089)	(4,534)

Non-cash gain on changes in fair value of warrant liability	216	—	216	2,056
Non-cash gain on changes in fair value of combined derivative liability	40	—	40	—
Non-cash gain on changes in fair value of contingent liability	—	—	—	219
Other expense, net	(937)	(3)	(942)	(7)

Net loss	(2,036)	(2,155)	(3,775)	(2,266)

Less: Retained earnings reduction related to preferred stock down round feature triggered	(1,996)	—	(1,996)	—
Net loss attributable to common stockholders	$(4,032)	$(2,155)	$(5,771)	$(2,266)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.27)	$(1.43)	$(2.21)	$(1.54)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)	3,176	1,507	2,609	1,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2022	14	$2,973	2,035	$652	$165,081	$(158,152)	$10,554

Net Loss	-	-	-	-	-	(1,739)	(1,739)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	75	-	75

Balance at March 31, 2023	14	$2,973	2,035	$652	$165,156	$(159,891)	$8,890

Net Loss	-	-	-	-	-	(2,036)	(2,036)
Conversion of Series B Preferred Stock to common stock	(3)	(121)	1,897	19	102	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(728)	277	2	726	-	-
Modification of common stock warrants	-	-	-	-	285	-	285
Down round feature adjustment related to Series B & C Preferred Stock	-	-	-	-	1,996	(1,996)	-
Reclassification of May 2023 Warrants	-	-	-	-	1,360	-	1,360
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	64	-	64
Vesting of director restricted stock awards	-	-	5	-	-	-	-

Balance at June 30, 2023	10	$2,124	4,214	$673	$169,689	$(163,923)	$8,563

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2021	14	$680	1,365	$478	$150,900	$(141,887)	$10,171

Net Loss	-	-	-	-	-	(111)	(111)
Reclassification of November 2021 Warrants	-	-	-	-	7,502	-	7,502
Conversion of Series B Preferred Stock to common stock	(1)	(71)	104	36	35	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	184	-	184

Balance at March 31, 2022	13	$609	1,469	$514	$158,621	$(141,998)	$17,746

Net Loss	-	-	-	-	-	(2,155)	(2,155)
Conversion of Series B Preferred Stock to common stock	(1)	(39)	57	20	19	-	-
Vesting of director restricted stock awards	-	-	3	1	(1)	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	154	-	154

Balance at June 30, 2022	12	$570	1,529	$535	$158,793	$(144,153)	$15,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2023	2022

Operating activities:
Net loss	$(3,775)	$(2,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	26	59
Amortization of intangible assets	76	182
Stock-based compensation expense related to employee and director stock awards	139	338
Modification of common stock warrants, included in Other expense	285	—
Non-cash gain on changes in fair value of warrant liability	(216)	(2,056)
Non-cash gain on changes in fair value of combined derivative liability	(40)	—
Non-cash gain on changes in fair value of contingent liability	—	(219)
Accretion of interest and amortization of debt discounts on convertible notes	457	—
Changes in operating assets and liabilities:
Accounts receivable	(650)	570
Inventory	(223)	(581)
Prepaid expenses and other current assets	41	149
Operating lease right-of-use assets	195	(1,806)
Other assets	(15)	—
Accounts payable and accrued liabilities	432	50
Operating lease liabilities	(186)	1,824
Net cash used in operating activities	(3,454)	(3,756)

Investing activities:
Purchases of property and equipment	(15)	(32)
Net cash used in investing activities	(15)	(32)

Financing activities:
Proceeds from convertible notes and warrant issuances, net of discount	3,000	—
Payment on the convertible notes	(193)	—
Debt issuance cost	(294)	—
Payment on the line of credit	—	(105)
Net cash provided by (used in) financing activities	2,513	(105)
Net change in cash, cash equivalents, and restricted cash	(956)	(3,893)
Cash, cash equivalents and restricted cash, beginning of year	5,846	7,979
Cash, cash equivalents and restricted cash, end of period	$4,890	$4,086

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$9	$7

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$1,360	$7,502
Addition of operating lease, right-of-use asset	—	2,039
Conversion of Series B Preferred Stock to common stock	121	110
Conversion of Series C Preferred Stock to common stock	728	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) develops and sells scientifically-created and clinically-proven eyecare, skincare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Other eyecare products offered under the Avenova eyecare brand include Novawipes by Avenova, Avenova Lubricant Eye Drops, Avenova Moist Heating Eye Compress, and the i-Chek eyelid and eyelash mirror by Avenova.

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

Liquidity and Going Concern

Based primarily on the funds available on June 30, 2023 and the 2023 Private Placement, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemptions of the Convertible Notes (both as defined below) into at least the second quarter of 2024. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation and supply chain issues.

The Company’s long-term liquidity needs will be largely determined by the success of commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). While the Company believes that the proceeds from the 2023 Private Placement (as defined below) improved the Company’s liquidity in the near term, there is no assurance that the Company will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating potential other strategic alternatives and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NovaBay Pharmaceuticals, Inc. and its wholly-owned subsidiary, DERMAdoctor, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, contract liabilities related to product sales such as product returns, assumptions for valuing warrants, assumptions for valuing derivative liabilities, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies.

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

Change in Accounting and Revision of Prior Period Financial Statements

During the third quarter of 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. The Company began expensing these fees as incurred as product cost of goods sold in the Company’s condensed consolidated statements of operations. The Company previously recorded revenue net of these fees. The Company believes that making this change is appropriate and preferable as it is more consistent with the practices of comparable companies as the Company increasingly focuses on commercial growth in its direct to consumer on-line channels. Changes to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The changes had no impact on operating loss, net loss or net loss per share in the Company’s unaudited condensed consolidated statements of operations in the periods presented in this report or in previously issued annual and quarterly financial statements. The changes also did not impact cash or ending cash balances in the Company’s unaudited condensed consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly financial statements.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$4,414	$5,362
Restricted cash included in other assets	476	484
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$4,890	$5,846

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

During the three and six months ended June 30, 2023 and 2022, revenues were derived primarily from sales of Avenova and DERMAdoctor branded products, directly to consumers through Amazon.com, Avenova.com and DERMAdoctor.com.

During the three and six months ended June 30, 2023 and 2022, revenues from significant product categories were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Avenova Spray	$1,758	$2,001	$3,695	$3,840
DERMAdoctor	1,076	752	1,861	1,795
NeutroPhase	1,043	509	1,043	657
Other products	722	398	1,117	635
Total product revenue, net	4,599	3,660	7,716	6,927
Other revenue, net	11	2	18	8
Total sales, net	$4,610	$3,662	$7,734	$6,935

During the three months ended June 30, 2023 and 2022, sales of Avenova Spray via Amazon comprised 61% and 69% of total Avenova Spray net revenue, respectively. During the six months ended June 30, 2023 and 2022, sales of Avenova Spray via Amazon comprised 68% and 75% of total Avenova Spray net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the three and six months ended June 30, 2023 or 2022.

As of June 30, 2023 and December 31, 2022, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	June 30,	December 31,
Major distribution partner	2023	2022
Avenova Spray Pharmacy Distributor A	28%	11%
Avenova Spray Pharmacy Distributor B	27%	30%
Major U.S. Retailer A	* %	15%

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, convertible notes, derivative liabilities, warrant liabilities, and contingent consideration. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Convertible Notes (as defined below) entered into on April 27, 2023 are carried at cost, which management believes approximates fair value. Additionally, the derivative liability related to certain embedded features contained within the Convertible Notes, restricted cash, warrant liabilities, and contingent consideration are carried at fair value.

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

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. Management recorded a reserve for allowance for credit losses of $3 thousand and $19 thousand as of June 30, 2023 and December 31, 2022, respectively.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At June 30, 2023 and December 31, 2022, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $446 thousand and $499 thousand, respectively.

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

The Company did not record any goodwill or indefinite-lived asset impairment charges during the three and six months ended June 30, 2023 or 2022.

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

DERMAdoctor Acquisition milestone events consist of financial targets for calendar years 2022 and 2023. The financial target was not met for the calendar year 2022. Additionally, we do not expect the financial target to be met for the calendar year 2023. As a result, the liability recorded for potential earn out payments in the Company’s condensed consolidated balance sheets was zero as of June 30, 2023 and December 31, 2022. This amount is subject to change in the event that there are changes to our expectations and related valuation assumptions, which are valued using Level 3 fair value inputs.

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

The Company did not record any long-lived asset impairments during the three and six months ended June 30, 2023 or 2022.

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

The Company has elected to combine lease and non-lease components as a single component for all leases in which it is a lessee or a lessor. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the condensed consolidated balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

Revenue Recognition

Revenue is recognized from the sale of goods in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised goods to customers in an amount that reflects the consideration which the Company expects to receive. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

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

Financial statement line items included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 were adjusted for the above changes as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised	As Previously Reported	Selling Commissions	Fulfillment Fees	As Revised

Sales
Product revenue, net	$3,043	$288	$329	$3,660	$5,666	$586	$675	$6,927
Product cost of goods sold
Product cost of goods sold	1,495	-	329	1,824	2,608	-	675	3,283
Operating expenses
Sales and marketing	1,752	288	-	2,040	3,439	586	-	4,025

Net loss	(2,155)	-	-	(2,155)	(2,266)	-	-	(2,266)

Net loss per share attributable to common stockholders (basic and diluted)	(1.43)	-	-	(1.43)	(1.54)	-	-	(1.54)

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

The Company may be required to defer recognition of revenue for upfront payments until it performs its obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt. Deferred revenue was $4 thousand as of June 30, 2023 and December 31, 2022, which is recorded within Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

Cost of Goods Sold

Cost of goods sold includes third-party manufacturing costs, shipping and handling costs, third-party fulfillment fees, and other costs associated with products sold. Cost of goods sold also includes any necessary allowance for excess and obsolete inventory along with lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include all costs associated with research, development and regulatory activities, including submissions to the FDA.

Patent Costs

Patent costs, including legal expenses, are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the condensed consolidated statements of operations.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising expenses were $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Advertising expenses were $0.6 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company classifies as equity any contracts that (i) require physical share settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement (physical share settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement, (ii) give the counterparty a choice of net-cash physical settlement or net-share settlement or (iii) do not become exercisable until the occurrence of a contingent event.

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

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2023	2022	2023	2022
Net loss	$2,036	$(2,155)	$(3,775)	$(2,266)
Less: Retained earnings reduction due to preferred stock down round feature triggered	(1,996)	-	(1,996)	-
Net loss attributable to common stockholders (basic and diluted)	$(4,032)	$(2,155)	$(5,771)	$(2,266)

Denominator
Weighted average shares of common stock outstanding (basic and diluted)	3,176	1,507	2,609	1,469
Net loss per share (basic and diluted)	$(1.27)	$(1.43)	$(2.21)	$(1.54)

For the three and six months ended June 30, 2023 and 2022, Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Convertible Preferred Stock (the “Series C Preferred Stock”) were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2023	2022
Series B Preferred Stock	7,050	830
Series C Preferred Stock	845	—
Stock options	115	127
Stock warrants	7,382	1,274
	15,392	2,231

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

As a result of certain call and put options within the Convertible Notes entered into in April 2023, the Company recorded a combined embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Convertible Notes. The fair value of the embedded derivative liability is classified within Level 2 of the fair value hierarchy because the stock price used in the related Black Sholes valuation model is adjusted for the dilutive effect of the 2023 Private Placement. This price was also used in the fair value models used by the Company to value the 2023 Warrants issued in conjunction with the 2023 Private Placement as well as in accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Private Placement. This price is based on observable inputs but is not a quoted price in an active market and involves uncertainties. If factors or assumptions utilized in determining this price change, the estimated fair values for which it was used could be materially different. See Notes 9, “Convertible Note”; 11, “Warrant Liability”; and Note 12, “Stockholder’s Equity” for further discussion of related fair value calculations.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	June 30,	Items	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$476	$476	$—	$—

Liabilities
Combined embedded derivative liability	169	—	169	—
Total liabilities	$169	$—	$169	$—

The following table presents the Company’s cash equivalent assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$332	$332	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$484	$484	$—	$—

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid inventory	$107	$211
Prepaid insurance	102	146
Prepaid dues and subscriptions	65	43
Prepaid marketing costs	47	24
Prepaid patents	1	12
Tenant allowance	—	11
Other	197	113
Total prepaid expenses and other current assets	$519	$560

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials and supplies	$1,046	$1,273
Finished goods	3,060	2,663
Less: Reserve for excess and obsolete inventory	(446)	(499)
Total inventory, net	$3,660	$3,437

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	427	412
Leasehold improvements	152	152
Total property and equipment, at cost	756	741
Less: accumulated depreciation	(648)	(622)
Total property and equipment, net	$108	$119

Depreciation expenses were $13 thousand and $29 thousand for the three months ended June 30, 2023 and 2022, respectively, and $26 thousand and $59 thousand for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

	Balance at June 30, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(54)	$(172)	$64
Trade secrets / product formulations	2,890	(445)	(1,415)	1,030

Total other intangible assets	$5,260	$(499)	$(2,557)	$2,204

	Balance at December 31, 2022
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(48)	$(172)	$70
Trade secrets / product formulations	2,890	(375)	(1,415)	1,100

Total other intangible assets	$5,260	$(423)	$(2,557)	$2,280

In the fourth quarter of 2022, the Company determined that certain of its indefinite-lived and long-lived amortizable intangible assets related to its DERMAdoctor business were impaired. As such, the Company recorded an intangible asset impairment charge of $2.6 million in the fourth quarter of 2022, which was reflected in the “Goodwill, Intangible and Other Asset Impairment” caption in the Company’s consolidated statements of operations. The Company did not record any intangible asset impairment charges for the three and six months ended June 30, 2023 or 2022.

Amortization expenses were $38 thousand and $91 thousand for the three months ended June 30, 2023 and 2022, respectively, and $76 thousand and $182 thousand for the six months ended June 30, 2023 and 2022, respectively. Based on the amortizable intangible assets as of June 30, 2023, future amortization expenses are expected to be as follows (in thousands):

2023	$76
2024	153
2025	152
2026	153
Thereafter	560
Total	$1,094

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Contract liabilities (see Note 14)	$1,817	$1,807
Employee payroll and benefits	562	261
Marketing costs	66	104
Accrued interest on Convertible Notes	45	—
Inventory purchases	4	101
Other	261	451
Total accrued liabilities	$2,755	$2,724

NOTE 9. CONVERTIBLE NOTE

On April 27, 2023, the Company entered into a Securities Purchase Agreement with existing accredited institutional investors (the “Purchasers”) of the Company that provided for the issuance and sale in a private placement (the “2023 Private Placement”) of (i) $3.3 million aggregate principal amount  (the “Aggregate Principal Amount”) of Original Issue Discount Senior Secured Convertible Debentures Due November 1, 2024 (the “Convertible Notes”) that may be converted or redeemed into up to an aggregate of 2,538,464 shares of common stock (the “Conversion Shares”),  (ii) a new long-term Series B-1 warrant exercisable for up to an aggregate of 2,538,464 shares of common stock through June 9, 2028 (“Series B-1 Warrants”), and (iii) a new short-term Series B-2 warrant exercisable for up to an aggregate of 2,538,464 shares of common stock through June 9, 2025 (“Series B-2 Warrants” and, together with the Series B-1 Warrants, the “May 2023 Warrants”). The May 2023 Warrants have an exercise price of $1.30 per share. The 2023 Private Placement closed on May 1, 2023 and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. Ladenburg served as the Company’s exclusive placement agent in the 2023 Private Placement and received a fee equal to 8% of the total gross proceeds and were reimbursed for certain related expenses.

Due to the number of shares of common stock that may be issued upon conversion or redemption of the Convertible Notes and the exercise of the May 2023 Warrants, the Company was required to obtain stockholder approval for the issuance of these shares of common stock in accordance with Section 713(a) and 713(b) of the NYSE American Company Guide (the “Stockholder Approval”). The Company received Stockholder Approval at its 2023 Annual Meeting of Stockholders on June 9, 2023, and, as a result, the Convertible Notes and the May 2023 Warrants are currently convertible or exercisable, as applicable, in accordance with their respective terms.

The Convertible Notes are convertible by the holder, in whole or in part, into shares of common stock at a conversion price equal to $1.30 per share (“Conversion Price”) at any time, subject to certain limitations upon conversion. The Convertible Notes are subject to a limitation upon conversion into shares of Common Stock to the extent that, after giving effect to such conversion, the holder of a Convertible Note (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% or 9.99% of the outstanding Common Stock. The Company is required to make a monthly redemption of the Convertible Notes (“Monthly Redemption”) beginning on June 1, 2023 equal to 1/18th of the Aggregate Principal Amount multiplied by 1.10 in cash; or, as provided in the Convertible Notes, in shares of common stock at the election of the Company under certain conditions as defined in the agreement with a conversion rate equal to the lower of (i) the Conversion Price or (ii) 90% of the Company’s average volume-weighted average price over 10 trading days. At the election of the holders, the Convertible Notes also provide for a mandatory redemption by the Company of a portion of the principal amount of the Convertible Notes after completing a subsequent financing. The redemption amount of the Convertible Notes shall be equal to at least 20% of the gross proceeds received by the Company in such subsequent financing.

If any event of default occurs, the outstanding principal amount of the Convertible Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any event of default that results in the eventual acceleration of the Convertible Notes, the interest rate on the Convertible Notes shall accrue at an interest rate equal to the lesser of 18% per annum and the maximum rate permitted under applicable law. The Convertible Notes are secured obligations of the Company and DERMAdoctor pursuant to the terms of the Security Agreement, dated April 27, 2023 (the “Security Agreement”). Under the terms of the Security Agreement, the holders of the Convertible Notes were granted a security interest, a lien upon and a right of set-off against all of the Company’s and DERMAdoctor’s assets as collateral security for the complete, timely payment, performance and discharge of the obligations under the Convertible Notes. To further secure the Company’s obligations under the Convertible Notes, DERMAdoctor also executed a Subsidiary Guarantee (the “Subsidiary Guarantee”), pursuant to which DERMAdoctor is a guarantor of the Company’s obligations owed to the Convertible Notes holders.

The lender’s conversion and subsequent financing redemption option and certain events of default represent embedded call options. The Company’s monthly share redemption option represents an embedded put option. Each of the options requires bifurcation.

The Company allocated the proceeds from the 2023 Private Placement between the May 2023 Warrants, combined embedded derivative liabilities, and the Convertible Notes by applying the residual fair value methodology. The Company first allocated $1.6 million to the May 2023 Warrants and $0.2 million to the derivative liabilities with the residual $1.2 million to the Convertible Notes.

A single derivative comprising all bifurcatable features was measured at fair value using the Black Scholes valuation model. The weighted average key assumptions based on probability of occurrence used to value the combined embedded derivative upon issuance were as follows:

Stock price	$0.72
Equity volatility	80.1%
Risk-free interest rate	4.88%
Dividend yield	0.0%
Remaining term	0.8

The fair value of the combined embedded derivative was $209 thousand as of April 27, 2023.

The key assumptions used to value the combined embedded derivative as of June 30, 2023 were as follows:

Assumption	As of June 30, 2023
Stock price	$0.75
Equity volatility	76.9%
Risk-free interest rate	5.41%
Remaining term	0.7

The fair value of the combined embedded derivative was $169 thousand as of June 30, 2023. The change of $40 thousand in fair value between the date of issuance and June 30, 2023 was recorded as a non-cash gain in the consolidated statements of operations and comprehensive loss.

The aggregate $300 thousand original issue discount, and the $294 thousand of debt issuance costs that were allocated to the Convertible Notes based on the relative fair value method, were recorded at issuance as an offset to the Convertible Notes on the Company’s unaudited condensed consolidated balance sheet. The Convertible Notes are presented as follows as of June 30, 2023:

(in thousands)
Principal amount	$3,117
Unamortized discount	(1,696)
Unamortized debt issuance costs	(236)
Total Convertible Note, net	1,185

The Convertible Notes, net is classified as short term in the Company’s unaudited condensed consolidated balance sheet.

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Notes, assuming that the Convertible Notes will be redeemed for cash of $193 thousand per month beginning in June 2023. During both the three and six months ended June 30, 2023, the effective interest rate on the Convertible Notes was 173%. Interest expense recognized, including amortization of the issuance costs and debt discount, was $501 thousand during the three and six months ended June 30, 2023.

As of June 30, 2023, the Company's contractual maturity of the principal balance of the Convertible Notes was as follows:

(in thousands)
Remainder of 2023	$1,100
2024	2,017
Total	$3,117

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2023 or December 31, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2023 or December 31, 2022.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of June 30, 2023 and December 31, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The initial lease term was scheduled to expire on February 28, 2022, but on January 19, 2022, the Company exercised its option to extend the term and amended the lease to extend the term through July 31, 2027.

The Company also leases 19,136 square feet of space located in Riverside, Missouri, which it utilizes for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024.

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

The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2023	2022	2023	2022
Operating lease cost	$131	$141	$261	$275

Other information
Operational cash flow used for operating leases	$146	$144	$252	$255

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)	3.8	5.0
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of June 30, 2023 were as follows (in thousands):

2023	$291
2024	557
2025	439
2026	444
2027	290
Total future minimum lease payments	2,021
Less imputed interest	(166)
Total	$1,855

Reported as:
Operating lease liabilities	$476
Operating lease liabilities- non-current	1,379
Total	$1,855

NOTE 11. WARRANT LIABILITY

See additional discussion of the terms of the Company’s various warrants and related transactions in Note 12, “Stockholders’ Equity”. Further, many of the defined terms used below are defined in Note 12, “Stockholders’ Equity”.

May 2023 Warrants

The May 2023 Warrants were issued by the Company on May 1, 2023, in connection with the 2023 Private Placement. The May 2023 Warrants were not initially exercisable prior to the Stockholder Approval on June 9, 2023. Under ASC 480, Distinguishing Liabilities from Equity, the May 2023 Warrants were initially classified as liabilities from the date of issuance through the date of approval at which time they were reclassified to equity.

The fair value of the May 2023 Warrants was determined to be $1.6 million as of the date of issuance on May 1, 2023 in accordance with the following key assumptions (see additional discussion in Note 3, “Fair Value Measurements), at which time they were classified as liabilities:

	Series B-1 Warrants	Series B-2 Warrants
Stock price	$0.72	$0.72
Expected price volatility	80.1%	80.1%
Expected term (in years)	5.1	2.1
Risk-free interest rate	3.60%	4.04%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.40	$0.22

As of June 9, 2022, the date of shareholder approval, the fair value of these May 2023 Warrants, was determined to be $1.4 million in accordance with the following key assumptions, at which time they were reclassified to equity:

	Series B-1 Warrants	Series B-2 Warrants
Stock price	$0.68	$0.68
Expected price volatility	77.6%	77.6%
Expected term (in years)	5.0	2.0
Risk-free interest rate	3.92%	4.59%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.36	$0.18

As a result, the Company recorded a non-cash gain on changes in fair value of warrant liability of $216 thousand.

September 2022 Warrants

The September 2022 Warrants were issued by the Company on September 9, 2022, in connection with the 2022 Warrant Reprice Transaction. The September 2022 Warrants were not exercisable prior to the effective date of the Reverse Stock Split, which was approved by Company stockholders on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the September 2022 Warrants were classified as liabilities from the date of issuance until Company stockholders approval on November 10, 2022, at which time they were reclassified to equity.

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

The November 2021 Warrants were not initially exercisable prior to shareholder approval for an increase in authorized share capital which the Company received on January 31, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants were classified as liabilities from the date of issuance through the date of approval of the increase in authorized shares at which time they were reclassified to equity.

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

Amended July 2020 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants. The Amended July 2020 Warrants exercisable for 77,145 shares of common stock were no longer exercisable prior to the effective date of the Reverse Stock Split. Under ASC 480, Distinguishing Liabilities from Equity, these Amended July 2020 Warrants were reclassified as liabilities on the date of amendment and remained recorded as liabilities through the date of approval of the Reverse Stock Split at which time they were reclassified to equity.

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

2023 Private Placement

On May 1, 2023, the Company closed the 2023 Private Placement, which consisted of issuing the Convertible Notes and the May 2023 Warrants.

For additional information regarding the Convertible Notes, please see Note 9, “Convertible Note”. For additional information regarding the warrant liability and valuation, please see Note 11, “Warrant Liability”.

In connection with the 2023 Private Placement, certain Amended November 2021 Warrants, Amended July 2020 Warrants, September 2022 Warrants and 2022 Warrants previously issued to participants in the 2023 Private Placement exercisable for 1,724,455 shares of common stock were amended to lower the exercise price from $6.30 to $1.50 per share, as further described below.

2022 and 2023 Warrant Reprice Transactions, Amended November 2021 Warrants, Amended July 2020 Warrants and September 2022 Warrants

On September 9, 2022, the Company entered into a warrant reprice transaction, which included warrant reprice letter agreements with each of the holders of the November 2021 Warrants and certain holders of the July 2020 Warrants (as defined below) (the “2022 Warrant Reprice Transaction”). Pursuant to the terms of the letter agreements, the November 2021 Warrants and certain July 2020 Warrants were amended to: (i) reduce the exercise price to $6.30; (ii) provide that such warrants would not be exercisable until a later date, which was March 9, 2023; and (iii) in the case of the November 2021 Warrants, extend the termination date to September 11, 2028 (as amended, the “Amended November 2021 Warrants” and the “Amended July 2020 Warrants”, respectively). The Amended November 2021 Warrants expire on September 11, 2028, and the Amended July 2020 Warrants expire on January 22, 2026. As a result of the 2023 Private Placement, (1) a portion of the Amended November 2021 Warrants exercisable for 535,716 shares of common stock have an exercise price of $1.50 and the remaining portion of the Amended November 2021 Warrants exercisable for 267,858 shares of common stock have an exercise price of $6.30 and (2) all of the Amended July 2020 Warrants exercisable for 77,145 shares of common stock have an exercise price of $1.50.

As a result of the 2022 Warrant Reprice Transaction amendments to the Amended November 2021 Warrants and the Amended July 2020 Warrants, the Company recorded a non-cash loss on modification of common stock warrants in the amount of $1.9 million. The loss represents the increase in fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants as a result of the 2022 Warrant Reprice Transaction modification. The increase in fair value was calculated as the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $3.3 million immediately prior to the modification in accordance with the following key assumptions:

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

As a result of the 2023 Private Placement transaction amendments to the September 2022 Warrants, the Company allocated $46 thousand between other expenses and Convertible Notes debt issuance cost. The $46 thousand represents the difference in value immediately before and after modification using the Black-Scholes option pricing model.

The fair value of the September 2022 Warrants was determined to be $48 thousand immediately prior to the modification in accordance with the following key assumptions:

Stock price	$0.72
Expected price volatility	80.1%
Expected term (in years)	5.4
Risk-free interest rate	3.59%
Dividend yield	0.0%
Weighted-average fair value of warrants	$0.20

The fair value of the September 2022 Warrants was determined to be $94 thousand immediately after the modification in accordance with the following key assumptions:

Stock price	$0.72
Expected price volatility	80.1%
Expected term (in years)	5.4
Risk-free interest rate	3.59%
Dividend yield	0.0%
Weighted-average fair value of warrants	$0.39

As of June 30, 2023, the September 2022 Warrants were exercisable for an aggregate of 327,860 shares of common stock.

As a result of the 2023 Private Placement transaction, amendments to the Amended November 2021 Warrants and the Amended July 2020 Warrants, the Company allocated $117 thousand between other expenses and Convertible Notes debt issuance cost. The $117 thousand represents the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $112 thousand immediately prior to the modification in accordance with the following key assumptions:

	November 2021 Warrants	July 2020 Warrants
Stock price	$0.72	$0.72
Expected price volatility	80.1%	80.1%
Expected term (in years)	5.4	2.7
Risk-free interest rate	3.59%	3.88%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.20	$0.06

The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $230 thousand immediately after the modification in accordance with the following key assumptions:

	November 2021 Warrants	July 2020 Warrants
Stock price	$0.72	$0.72
Expected price volatility	80.1%	80.1%
Expected term (in years)	5.4	2.7
Risk-free interest rate	3.59%	3.88%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.39	$0.24

As of June 30, 2023, the Amended November 2021 Warrants were exercisable for an aggregate of 803,574 shares of common stock and the Amended July 2020 Warrants were exercisable for an aggregate of 77,145 shares of common stock.

Additionally, in connection with the 2022 Warrant Reprice Transaction, the Company issued to certain participants in the 2022 Warrant Reprice Transaction that exercised their Amended November 2021 Warrants and their Amended July 2020 Warrants, new common stock purchase warrants (the “September 2022 Warrants”) to purchase a number of shares of common stock equal to 100% of the number of shares that a participant exercised under its November 2021 Warrant or Amended July 2020 Warrant, as applicable. As a result of the 2023 Private Placement, a portion of the September 2022 Warrants exercisable for 238,574 shares of common stock have an exercise price of $1.50 and the remaining portion of the September 2022 Warrants exercisable for 89,286 shares of common stock have an exercise price of $6.30. The September 2022 Warrants expire on September 11, 2028. As of June 30, 2023, the September 2022 Warrants were exercisable for an aggregate of 327,860 shares of common stock.

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

Series C Preferred Stock, Series A-1 Warrants and Series A-2 Warrants

Concurrent with the 2022 Warrant Reprice Transaction on September 9, 2022, the Company entered into a private placement transaction with accredited investors (the “2022 Private Placement”), a private placement transaction with certain accredited investors to sell units that consisted of: (1) 3,250 shares of  Series C Preferred Stock convertible into an aggregate of 516,750 shares of common stock, (2) series A-2 warrants to purchase common stock, which are exercisable for 515,876 shares of common stock through May 20, 2024 (the “Series A-2 Warrants”), and (3) series A-1 warrants to purchase common stock, which are exercisable for 515,876 shares of common stock through November 20, 2028 (the “Series A-1 Warrants” and, together with the Series A-2 Warrants, the “2022 Warrants”). The closing of the 2022 Private Placement was subject to receiving certain stockholder approvals (as obtained on November 10, 2022), effecting the Reverse Stock Split, as well as the satisfaction of other customary closing conditions. On November 18, 2022, the Company closed the 2022 Private Placement and received gross proceeds of $3.2 million from the sale of the Series C Preferred Stock and the 2022 Warrants. As a result of the 2023 Private Placement, a portion of the 2022 Warrants exercisable for 873,020 shares of common stock have an exercise price of $1.50 and the remaining portion of the September 2022 Warrants exercisable for 158,732 shares of common stock have an exercise price of $6.30.

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

Each share of the Series C Preferred Stock that the Company issued in the 2022 Private Placement had a purchase price of $1,000 per share and was initially convertible at a conversion price of $6.30 into 159 shares of common stock. On April 27, 2023, the Company entered into the 2023 Private Placement where the May 2023 Warrants were issued with an exercise price of $1.30 per share, which exercise price was lower than the then effective $6.30 conversion price of the Series C Preferred Stock. This triggered the Series C Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series C Preferred Stock to $1.30, and each outstanding share of Series C Preferred Stock became convertible into 770 shares of common stock. As a result of the change, the Company recorded a $194 thousand deemed Series C Preferred Stock dividend. The deemed dividend was recorded as a reduction to income available to common stockholders in the basic earnings per share (EPS) calculation in the second quarter of 2023. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series C Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series C Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series C Preferred Stock was determined to be $0.9 million immediately prior to the conversion price adjustment in accordance with the following key assumptions:

Stock price	$0.72
Expected price volatility	80.1%
Expected term (in years)	0.8
Risk-free interest rate	4.91%
Dividend yield	0.00%
Weighted-average fair value of warrants	$5.35

The fair value of the Series C Preferred Stock was determined to be $1.1 million immediately after the conversion price protection adjustment in accordance with the following key assumptions:

Stock price	$0.72
Expected price volatility	80.1%
Expected term (in years)	0.8
Risk-free interest rate	4.91%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.61

As of June 30, 2023, the Series A-1 Warrants were exercisable into 515,876 shares of common stock and the Series A-2 Warrants were exercisable into 515,876 shares of common stock. As of June 30, 2023, 2,153 shares of the Series C Preferred Stock had been converted into common stock. Each of the remaining 1,097 shares of the Series C Preferred Stock, as of June 30, 2023, were convertible into 770 shares of common stock at a conversion price of $1.30.

As a result of the 2023 Private Placement transaction, amendments to the Series A-1 Warrants and the Series A-2 Warrants, the company allocated $122 thousand between other expenses and Convertible Notes debt issuance cost. The $122 thousand represents the difference in value immediately before and after modification using the Black-Scholes option pricing model.

The fair value of the Series A-1 Warrants and the Series A-2 Warrants was determined to be $93 thousand immediately prior to the adjustment to the exercise price with the following key assumptions:

	Series A-1 Warrants	Series A-2 Warrants
Stock price	$0.72	$0.72
Expected price volatility	80.1%	80.1%
Expected term (in years)	5.6	1.1
Risk-free interest rate	3.59%	4.73%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.21	$0.00

The fair value of the Series A-1 Warrants and the Series A-2 Warrants was determined to be $216 thousand immediately after the adjustment to the exercise price with the following key assumptions:

	Series A-1 Warrants	Series A-2 Warrants
Stock price	$0.72	$0.72
Expected price volatility	80.1%	80.1%
Expected term (in years)	5.6	1.1
Risk-free interest rate	3.59%	4.73%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.40	$0.09

Series B Preferred Stock and November 2021 Warrants

On October 29, 2021, the Company entered into a private placement (the “2021 Private Placement”), including a securities purchase agreement with various institutional investors to sell in a private placement offering (i) an aggregate of 15,000 shares of our newly-created Series B Preferred Stock convertible into an aggregate of 1,071,429 shares of common stock, and (ii) the November 2021 Warrants exercisable for 1,071,429 shares of common stock for net proceeds of $14.9 million. The 2021 Private Placement closed on November 2, 2021. The November 2021 Warrants became exercisable as of January 31, 2022, and are exercisable through September 11, 2028.

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

Each share of the Series B Preferred Stock that the Company issued in the 2021 Private Placement had a purchase price of $1,000 per share and was initially convertible at a conversion price of $0.40 into 2,500 shares of common stock, or an aggregate of 37,500,000 shares of common stock (which does not account for the Reverse Stock Split). On September 9, 2022, the 2022 Warrant Reprice Transaction provided for amendments to certain common stock purchase warrants to lower their exercise price to $0.18 per share as well as the issuance of the September 2022 Warrants also with an exercise price of $0.18 per share, which exercise price was lower than the then effective $0.40 conversion price of the Series B Preferred Stock (which does not account for the Reverse Stock Split). This triggered the Series B Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $0.18, and each outstanding share of Series B Preferred Stock became convertible into 5,556 shares of common stock (which does not account for the Reverse Stock Split). As a result of the change, the Company recorded a $5.7 million deemed Series B Preferred Stock dividend. The deemed dividend was recorded as a reduction to income available to common stockholders in the basic earnings per share (EPS) calculation in the third quarter of 2022. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series B Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series B Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series B Preferred Stock was determined to be $6.8 million immediately prior the conversion price adjustment in accordance with the following key assumptions:

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

On April 27, 2023, the Company entered into the 2023 Private Placement where the May 2023 Warrants were issued with an exercise price of $1.30 per share, which exercise price was lower than the then effective $6.30 conversion price of the Series B Preferred Stock. This triggered the Series B Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $1.30, and each outstanding share of Series B Preferred Stock became convertible into 770 shares of common stock. As a result of the change, the Company recorded a $1.8 million deemed Series B Preferred Stock dividend. The deemed dividend was recorded as a reduction to income available to common stockholders in the basic earnings per share (EPS) calculation in the second quarter of 2023. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series B Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series B Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series B Preferred Stock was determined to be $8.7 million immediately prior the conversion price adjustment in accordance with the following key assumptions:

Stock price	$0.72
Expected price volatility	80.1%
Expected term (in years)	0.8
Risk-free interest rate	4.91%
Dividend yield	0.00%
Weighted-average fair value of warrants	$5.35

The fair value of the Series B Preferred Stock was determined to be $10.5 million immediately after the conversion price protection adjustment in accordance with the following key assumptions:

Stock price	$0.72
Expected price volatility	80.1%
Expected term (in years)	0.8
Risk-free interest rate	4.91%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.61

As of June 30, 2023, 5,844 shares of the Series B Preferred Stock had been converted into common stock. Each of the remaining 9,156 shares of the Series B Preferred Stock as of June 30, 2023, was currently convertible into 770 shares of common stock at a conversion price of $1.30.

Further, on September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the November 2021 Warrants were amended to reduce the exercise price to $6.30 and extend the expiration date to September 11, 2028. Additionally, in conjunction with the 2022 Warrant Reprice Transaction, holders of the November 2021 Warrants, as amended, exercised a portion of their warrants at the reduced exercise price.

Common Stock

Common Stock Warrants

In addition to the Amended July 2020 Warrants, the Amended November 2021 Warrants, the September 2022 Warrants, the 2022 Warrants and the May 2023 Warrants, the Company also has the following outstanding warrants:

2019 Ladenburg Warrants

In 2019, Ladenburg was granted warrants exercisable for 4,799 shares of common stock (the “2019 Ladenburg Warrants”). The 2019 Ladenburg Warrants bear an exercise price of $34.65 and an expiration date of August 8, 2024.

July 2020 Warrants

In 2020, certain of the Company’s accredited investors were granted warrants with an exercise price of $57.75 (the “July 2020 Warrants”). A portion of these warrants were subsequently amended as described above to become the Amended July 2020 Warrants. As of June 30, 2023, outstanding July 2020 Warrants which were not amended were exercisable for 59,960 shares of common stock. The July 2020 Warrants expire on January 22, 2026.

TLF Bio Innovation 2021 Warrants

In 2021, TLF Bio Innovation was granted warrants exercisable for 429 shares of common stock with an exercise price of $23.51 (the “TLF Warrants”). The TLF Warrants expire on January 15, 2026.

Summary of Warrants Outstanding

The details of all outstanding warrants as of June 30, 2023 and December 31, 2022 are as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2022	2,306	$7.70
Warrants granted	5,076	1.30
Warrants expired	—	—
Outstanding at June 30, 2023	7,382	2.18

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

In  March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on  June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning  January 1, 2018 through  January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On March 31, 2023, the number of shares available for future awards under the 2017 Plan was increased by 81,417 shares. As of  June 30, 2023, there were 145,866 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s equity awards outstanding at June 30, 2023 and activity during the period ended June 30, 2023:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	132	$37.99	7.5	$69

Options granted	42	$1.67
Restricted stock units granted	5	—
Restricted stock units vested	(5)	—
Options forfeited/cancelled	(16)	$63.10
Restricted stock units cancelled	(7)	—
Outstanding at June 30, 2023	151	$26.92	7.9	$21

Vested and expected to vest at June 30, 2023	120	$33.13	7.8	$4

Vested at June 30, 2023	56	$63.79	5.9	$—

Exercisable at June 30, 2023	56	$63.79	5.9	$—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of June 30, 2023 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and six months ended June 30, 2023 and 2022. The Company received no cash payments for the exercise of stock options during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations over the remaining weighted average vesting period of 2.2 years.

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

During the six months ended June 30, 2023 and 2022, the Company granted options to employees and directors to purchase an aggregate of 42,150 and 9,605 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Six Months Ended June 30,
Assumption	2023	2022
Expected price volatility	152.99%	160.41%
Expected term (in years)	6.81	6.45
Risk-free interest rate	3.47%	1.65%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.61	$10.17

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

During the six months ended June 30, 2023, the Company granted 5,148 shares of restricted stock to employees and directors. During the six months ended June 30, 2022, the Company granted 5,148 shares of restricted stock to employees and directors.

For the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $64 thousand and $154 thousand, respectively, for stock-based awards to employees and directors.  For the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $139 thousand and $338 thousand, respectively, for stock-based awards to employees and directors.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$5	$5	$11	$9
Sales and marketing	17	13	32	25
General and administrative	42	136	96	304
Total stock-based compensation expense	$64	$154	$139	$338

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration for the six months ended June 30, 2023 (in thousands):

	Product Returns, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2022	$1,673	$53	$81	$1,807
Provision related to sales made in current period	398	57	33	488
Payments and customer credits issued	(349)	(35)	(94)	(478)
Balance at June 30, 2023	$1,722	$75	$20	$1,817

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended June 30, 2023 and 2022, the Company earned $195 thousand and $142 thousand, respectively, in net sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. The Company earned net sales revenue of $287 thousand during the six months ended June 30, 2023, and a net sales loss of $57 thousand during the six months ended June 30, 2022 for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $1.6 million as of June 30, 2023 and December 31, 2022, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $35 thousand for rebates related to these distribution agreements as of June 30, 2023, with no such prepayment recorded as of December 31, 2022, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the three and six months ended June 30, 2023, the revenue generated from over-the-counter Avenova Spray was $1.3 million and $2.9 million, respectively. During the three and six months ended June 30, 2022, the revenue generated from over-the-counter Avenova Spray was $1.7 million and $3.5 million, respectively.

DERMAdoctor Products Distribution Agreements

DERMAdoctor products are sold through distribution arrangements with third parties such as Costco and others. During the three and six months ended June 30, 2023, the Company earned $0.1 million and $0.2 million, respectively, in sales revenue for its DERMAdoctor products from these distribution agreements. During the three and six months ended June 30, 2022, the Company lost $0.2 million and earned $0.1 million, respectively, in sales revenue for its DERMAdoctor products from these distribution agreements.

Under these distribution arrangements, the Company had a contract liability balance of $0.2 million as of June 30, 2023 and December 31, 2022. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. During the three and six months ended June 30, 2023, the Company contributed $32 thousand and $63 thousand, respectively. During the three and six months ended June 30, 2022, the Company contributed $30 thousand and $76 thousand, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related party revenue:
NeutroPhase	$1,043	$509	$1,043	$657
Total related party revenue	$1,043	$509	$1,043	$657

Cost of goods sold:
NeutroPhase	$(895)	$(514)	$(895)	$(648)
Total related party expenses	$(895)	$(514)	$(895)	$(648)

Related party accounts receivable was $0.7 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.

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

Select financial information for each segment is as follows:

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total Sales,	June 30,	of Total Sales,
	2023	Net	2022	Net
Eyecare & Wound Care	$3,534	77%	$2,910	79%
Skincare	1,076	23%	752	21%
Total sales, net	$4,610	100%	$3,662	100%

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total	June 30,	of Total
	2023	Operating Loss	2022	Operating Loss
Eyecare & Wound Care	$(1,062)	78%	$(1,308)	61%
Skincare	(293)	22%	(844)	39%
Total operating loss	$(1,355)	100%	$(2,152)	100%

	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total Sales,	June 30,	of Total Sales,
	2023	Net	2022	Net
Eyecare & Wound Care	$5,873	76%	$5,140	74%
Skincare	1,861	24%	1,795	26%
Total sales, net	$7,734	100%	$6,935	100%

	Six Months		Six Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total	June 30,	of Total
	2023	Operating Loss	2022	Operating Loss
Eyecare & Wound Care	$(2,396)	78%	$(3,347)	74%
Skincare	(693)	22%	(1,187)	26%
Total operating loss	$(3,089)	100%	$(4,534)	100%

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of  June 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Through our subsidiary DERMAdoctor, LLC (“DERMAdoctor”), we offer over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021, and since completing the DERMAdoctor Acquisition we have been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives that we expected by completing this acquisition, including revenue growth, cost reductions and achieving overall profitability. We have not been able to achieve these objectives to date, as DERMAdoctor’s product revenue declined in 2022 compared to 2021, while operating costs relating to these products remained substantially the same. We are working to achieve our overall objectives, as well as continuing to evaluate additional strategies for our Company and our business to address our capital and liquidity needs, as well as potential other strategic alternatives.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market with our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. We currently sell these products through distributors.

Recent Developments

2023 Private Placement

On April 27, 2023, the Company entered into the Purchase Agreement with existing accredited institutional investors of the Company for the 2023 Private Placement that provided for the issuance and sale of (i) $3.3 million aggregate principal amount of Convertible Notes, (ii) the Series B-1 Warrants, and (iii) the Series B-2 Warrants. The 2023 Private Placement closed on May 1, 2023 and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. Due to the number of shares of common stock that may be issued upon conversion or redemption of the Convertible Notes and the exercise of the May 2023 Warrants, we were required to obtain the Stockholder Approval for the issuance of these shares of common stock in accordance with Section 713(a) and 713(b) of the NYSE American Company Guide. The Company received Stockholder Approval at its 2023 Annual Meeting of Stockholders on June 9, 2023, and, as a result the Convertible Notes and the May 2023 Warrants are currently convertible or exercisable, as applicable, in accordance with their respective terms. In connection with the 2023 Private Placement, certain previously issued common stock purchase warrants issued to participants in the 2023 Private Placement exercisable for 1,724,455 shares of common stock were amended to lower the exercise price from $6.30 to $1.50 per share, as further described below.

Anti-Dilution Adjustment to Series B Preferred Stock and the Series C Preferred Stock

The Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series B Preferred Stock (the “Series B Certificate of Designation”) and the Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series C Preferred Stock (the “Series C Certificate of Designation”) provides for anti-dilution protections in the event that the Company grants any right to reprice any Company security or issue a new Company security that would entitle the holder to acquire common stock at an effective price per share that is lower than the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, which is referred to as “full-ratchet” anti-dilution protection. As a result of the consummation of the 2023 Private Placement, the conversion price of the Convertible Notes and the exercise price of the May 2023 Warrants at $1.30 per share triggered this anti-dilution protection in the Series B Certificate of Designation and the Series C Certificate of Designation. As a result, the conversion price of each share of Series B Preferred Stock and each share of Series C Preferred Stock, which were each convertible at a price of $6.30 into 159 shares of Common Stock, were both automatically adjusted downward to become convertible at a price of $1.30 into 770 shares of Common Stock resulting in an additional 7,863,570 shares of common stock issuable upon conversion of the then outstanding shares of Series B Preferred Stock and Series C Preferred Stock.

For additional information regarding the 2023 Private Placement, the Convertible Notes, the May 2023 Warrants, the warrant amendments and the other related agreements and transactions, as well as the antidilution adjustment to the Series B Preferred Stock and Series C Preferred Stock, see Note 9 “Convertible Notes” and Note 12 “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report and the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2023.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare and skincare products. Our net losses were $4.0 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. In addition, our net losses were $5.8 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $163.9 million, total current assets of $11.2 million and total assets of $16.0 million.

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

Estimates of Future Product Returns

The Company records revenue in an amount that reflects the consideration which the Company expects to receive. Accordingly, revenue is reduced for estimated future product returns. The Company’s estimates for returns are updated quarterly based on historical data of actual returns. Actual future returns experience may differ significantly from historical data and could result in significant future adjustments, including a reduction of revenue recognized.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (dollars in thousands)

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Statement of Operations
Sales:
Product revenue, net	$4,599	$3,660	$939	26%
Other revenue, net	11	2	9	450%
Total sales, net	4,610	3,662	948	26%

Product cost of goods sold	2,304	1,824	480	26%
Gross profit	2,306	1,838	468	25%

Research and development	27	40	(13)	(33%)
Sales and marketing	1,718	2,040	(322)	(16%)
General and administrative	1,916	1,910	6	0%
Total operating expenses	3,661	3,990	(329)	(8%)
Operating loss	(1,355)	(2,152)	797	(37%)

Non-cash loss on modification of common stock warrants
Non-cash gain on changes in fair value of warrant liability	216	—	216	100%

Non-cash gain on changes in fair value of combined embedded derivative liability	40	—	40	100%
Other expense, net	(937)	(3)	(934)	31133%

Net loss	$(2,036)	$(2,155)	$119	(6%)

Effect of Change in Accounting and Revision of Prior Period Financial Statements

As discussed further in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, during the three months ended September 30, 2022, the Company made an accounting policy change election related to fulfillment fees paid to third-party online retailers such as Amazon. While reviewing its accounting policy for fulfillment fees, the Company identified an immaterial error in its previously issued consolidated financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. Changes and revisions to prior period amounts presented in this report have been made to conform to the current period presentations. For the three months ended June 30, 2022, the result of these changes and revisions was an increase of $617 thousand in product revenue, net, which was offset by an increase of $329 thousand in product cost of goods sold and $288 thousand in sales and marketing expenses. These changes and revisions did not impact operating loss, net loss or net loss per share in the Company’s unaudited condensed consolidated statement of operations in the periods presented in this report or in previously issued annual and quarterly Company consolidated financial statements. The changes and revisions also did not impact cash or ending cash balances in the Company’s unaudited condensed consolidated balance sheets as of the dates presented in this report or in previously issued annual and quarterly Company consolidated financial statements.

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $939 thousand, or 26%, to $4.6 million for the three months ended June 30, 2023, from $3.7 million for the three months ended June 30, 2022, primarily due to increases in revenue recognized from our wound care and DERMAdoctor branded skincare products.

Revenue from eyecare products, including Avenova Spray, decreased $0.1 million to $2.2 million for the three months ended June 30, 2023, from $2.3 million for the three months ended June 30, 2022.

Revenue from the Company’s wound care products increased $0.6 million to $1.2 million for the three months ended June 30, 2023, from $0.6 million for the three months ended June 30, 2022, due to an unusually large order of the NeutroPhase branded wound care product.

Revenue from DERMAdoctor branded skincare products increased $0.3 million to $1.1 million for the three months ended June 30, 2023, from $0.8 million for the three months ended June 30, 2022, due to an increase in sales in our international and domestic wholesale and retail channels.

Product cost of goods sold increased by $0.5 million, or 26%, to $2.3 million for the three months ended June 30, 2023, from $1.8 million for the three months ended June 30, 2022 primarily due to the increase in wound care and DERMAdoctor branded skincare products sold during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Sales and marketing

Sales and marketing expenses decreased by $0.3 million, or 16%, to $1.7 million for the three months ended June 30, 2023, from $2.0 million for the three months ended June 30, 2022. The decrease was due primarily to lower digital advertising and related consulting costs incurred in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

General and administrative

General and administrative expenses were $1.9 million for the three months ended June 30, 2023 and June 30, 2022.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $216 thousand for the three months ended June 30, 2023. The warrant liability was reclassified to equity during the three months ended June 30, 2023 and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding the warrant liability and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report. The Company did not record a comparable loss or gain for the three months ended June 30, 2022.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a gain of $40 thousand for the three months ended June 30, 2023. The gain results from the increase in the price of the Company’s common stock price during that period. The Company did not record a comparable loss or gain for the three months ended June 30, 2022.

Other expense, net

Other expense, net increased $934 thousand to $937 thousand for the three months ended June 30, 2023, from $3 thousand for the three months ended June 30, 2022. The increase was primarily due to the amortization of discount and issuance cost related to the Convertible Notes issued in May 2023 and modification of common stock warrants with no comparable item for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022 (dollars in thousands)

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Statement of Operations
Sales:
Product revenue, net	$7,716	$6,927	$789	11%
Other revenue, net	18	8	10	125%
Total sales, net	7,734	6,935	799	12%

Product cost of goods sold	3,492	3,283	209	6%
Gross profit	4,242	3,652	590	16%

Research and development	53	68	(15)	(22%)
Sales and marketing	3,371	4,025	(654)	(16%)
General and administrative	3,907	4,093	(186)	(5%)
Total operating expenses	7,331	8,186	(855)	(10%)
Operating loss	(3,089)	(4,534)	1,445	(32%)

Non-cash gain on changes in fair value of warrant liability	216	2,056	(1,840)	(89%)
Non-cash gain on changes in fair value of combined embedded derivative liability	40	—	40	(100%)
Non-cash gain on changes in fair value of contingent liability	—	219	(219)	(100%)
Other expense, net	(942)	(7)	(935)	13357%

Net loss	$(3,775)	$(2,266)	$(1,509)	67%

Total Net Sales, Cost of Goods Sold and Gross Profit

Product revenue, net, increased by $789 thousand, or 11%, to $7.7 million for the six months ended June 30, 2023, from $6.9 million for the six months ended June 30, 2022, primarily due to increased revenue from our wound care and DERMAdoctor branded skincare products.

Revenue from eyecare products, including Avenova Spray decreased $0.1 million to $3.7 million for the six months ended June 30, 2023, from $3.8 million for the six months ended June 30, 2022.

Revenue from the Company’s wound care products increased $0.6 million to $1.4 million for the six months ended June 30, 2023, from $0.8 million for the six months ended June 30, 2022, due to an unusually large order of the NeutroPhase branded wound care product.

Revenue from DERMAdoctor branded skincare products was $1.8 million for each of the six months ended June 30, 2023 and 2022.

Product cost of goods sold increased by $209 thousand, or 6%, to $3.5 million for the six months ended June 30, 2023, from $3.3 million for the six months ended June 30, 2022 primarily due to the increase in wound care products sold during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Sales and marketing

Sales and marketing expenses decreased by $0.7 million, or 16%, to $3.4 million for the six months ended June 30, 2023, from $4.0 million for the six months ended June 30, 2022. The decrease was due primarily to lower digital advertising and related consulting costs incurred in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

General and administrative

General and administrative expenses decreased $0.2 million to $3.9 million for the six months ended June 30, 2023, from $4.1 million for the six months ended June 30, 2022. The change is primarily the result of a decrease in variable compensation costs, including non-cash stock-based compensation expense, recorded in the comparable periods.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $0.2 million for the six months ended June 30, 2023 compared to a gain of $2.1 million for the six months ended June 30, 2022. For additional information regarding the warrant liability and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of derivative liability resulted in a gain of $40 thousand for the three months ended June 30, 2023. The gain results from the increase in the price of the Company’s common stock price during that period. The Company did not record a comparable loss or gain for the three months ended June 30, 2022.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.2 million for the six months ended June 30, 2022 with no comparable adjustment for the current year period. This contingent liability related to potential future contingent consideration of earn out payments that could have become payable as part of the DERMAdoctor Acquisition if specified milestone events were achieved. As of June 30, 2023, the Company does not anticipate that any such earn out payments will be made.

Other expense, net

Other expense, net increased $935 thousand to $942 thousand for the six months ended June 30, 2023, from $7 thousand for the six months ended June 30, 2022. The increase was primarily due to the amortization of discount and issuance cost related to the Convertible Notes issued in May 2023 and modification of common stock warrants with no comparable item for the three months ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, our cash and cash equivalents were $4.4 million, compared to $5.4 million as of December 31, 2022. Our cash and cash equivalents as of June 30, 2023 includes $2.8 million of net proceeds from the issuance of the Convertible Notes and the May 2023 Warrants in the 2023 Private Placement that closed on May 1, 2023. Under the terms of the Convertible Notes, we are required to make a monthly redemption of the principal amount of the Convertible Notes (“Monthly Redemption”) over an 18-month period beginning on June 1, 2023 in an amount equal to $193 thousand per month, unless such Monthly Redemption is eligible under the terms of the Convertible Notes to instead be settled through the issuance of our common stock. We have paid the Monthly Redemption in cash for the first three payments. For additional information regarding the 2023 Private Placement and the Convertible Notes, see Note 9 “Convertible Note,” and Note 12 “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report and the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2023.

Based primarily on the funds available on June 30, 2023, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemption of the Convertible Notes into at least the second quarter of 2024. We have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues, as we continue to invest in both Avenova and DERMAdoctor commercialization efforts. Additionally, we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, we have determined that our planned operations raise substantial doubt about our ability to continue as a going concern. Additionally, changing circumstances may cause us to expend cash significantly faster than currently anticipated, and we may need to spend more cash than currently expected because of circumstances beyond our control that impact the broader economy such as periods of inflation and supply chain issues.

Our long-term liquidity needs will be largely determined by the success of commercialization efforts. To address our current liquidity and capital needs, we have and continue to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of our sales and marketing programs or restructuring operations to change our overhead structure; (3) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. We may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. While the Company believes that the proceeds from the 2023 Private Placement improved our liquidity in the near term, there is no assurance that we will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, we continue to evaluate different plans and strategies to address our capital and liquidity needs, as well as evaluating potential other strategic alternatives and transactions. In the absence of one or more additional transactions and/or substantial revenue growth from our commercialization efforts, there will be substantial doubt about our ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued, and we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2023, which consisted primarily of a net loss of $3.8 million, adjusted by depreciation and amortization expenses of $102 thousand, stock-based compensation expenses of $139 thousand, modification of common stock warrants expense of $285 thousand, gain on changes in fair value of warrant liability of $216 thousand, gain on changes in fair value of combined derivative liability of $40 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $457 thousand, and a net change of $406 thousand in our net operating assets and liabilities.

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2022, which consisted primarily of a net loss of $2.3 million, adjusted primarily by a non-cash gain of $2.1 million on the change in fair value of warrant liability, non-cash gain of $219 thousand on the change in fair value of contingent liability, depreciation and amortization expenses of $241 thousand, stock-based compensation expenses of $338 thousand, and a net increase of $206 thousand in our net operating assets and liabilities.

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $15 thousand and $32 thousand, for the six months ended June 30, 2023 and 2022, respectively.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2023, which included the net proceeds of $2.8 million received in the 2023 Private Placement of the Convertible Notes and the May 2023 Warrants. Pursuant to the terms of the Convertible Notes, we paid $193 thousand for the first Monthly Redemption of the Convertible Notes, which will be payable in cash each month, unless such payment is made by us in common stock, subject to the terms of the Convertible Notes.

For the six months ended June 30, 2022, net cash used in financing activities of $105 thousand consisted of a repayment of the DERMAdoctor line of credit, which was subsequently terminated.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2023 and December 31, 2022 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Contractual Obligations

Our contractual cash commitments as of June 30, 2023 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$542	$926	$534	$—	$2,002
Equipment lease	8	11	—	—	19
Total	$550	$937	$534	$—	$2,021

Our commitments as of June 30, 2023 consisted primarily of facility operating leases and an operating lease for one copier.

The total commitment for the facility leases were $2.0 million due over the leases’ terms as of June 30, 2023.

The total commitment for the copier lease was $19 thousand due over the leases’ terms as of June 30, 2023.

See Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at June 30, 2023 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2023 and December 31, 2022, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The “Legal Matters” section of Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023 and under Part II, Item 1A included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 11, 2023. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.9	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.10	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.11	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.12	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
10.1	Form of Securities Purchase Agreement*	8-K	001-33678	10.1	4/27/2023
10.2	Form of Security Agreement*	8-K	001-33678	10.2	4/27/2023
10.3	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.4	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.5	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

* Certain schedules and exhibits were omitted as well as certain confidential portions of the agreements by means of marking such portions with brackets (due to such confidential portions are not material and would be competitively harmful if publicly disclosed) pursuant to Item 601 of Regulation S-K promulgated by the Commission. The Company agrees to supplementally furnish a copy of any omitted schedule, exhibit or confidential portions to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2023
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: August 10, 2023
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)