Form 10-Q
period 2023-09-30
NovaBay Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 6,529,302 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,472	$5,362
Accounts receivable, net of allowance for credit losses ($3 and $19 at September 30, 2023 and December 31, 2022, respectively)	916	1,973
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($556 and $499 at September 30, 2023 and December 31, 2022, respectively)	3,493	3,437
Prepaid expenses and other current assets	333	560
Total current assets	8,214	11,332
Operating lease right-of-use assets	1,526	1,831
Property and equipment, net	97	119
Goodwill	348	348
Other intangible assets, net	2,166	2,280
Other assets	501	489
TOTAL ASSETS	$12,852	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$947	$1,080
Accrued liabilities	1,869	2,724
Convertible Notes, net	1,270	—
Operating lease liabilities	485	453
Total current liabilities	4,571	4,257
Operating lease liabilities-non-current	1,244	1,588
Total liabilities	5,815	5,845
Commitments & contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 6 and 12 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	302	570
Series C Preferred Stock; 1 and 2 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,675	2,403
Common stock, $0.01 par value; 150,000 shares authorized, 6,529 and 2,035 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively*	65	20
Additional paid-in capital*	170,675	165,713
Accumulated deficit	(165,680)	(158,152)
Total stockholders’ equity	7,037	10,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,852	$16,399

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales:
Product revenue, net	$3,255	$3,816	$10,971	$10,743
Other revenue, net	10	10	28	18
Total sales, net	3,265	3,826	10,999	10,761

Product cost of goods sold	1,427	1,451	4,919	4,735
Gross profit	1,838	2,375	6,080	6,026
Operating expenses:
Research and development	11	41	64	108
Sales and marketing	1,715	1,835	5,086	5,860
General and administrative	1,228	956	5,135	5,049
Total operating expenses	2,954	2,832	10,285	11,017
Operating loss	(1,116)	(457)	(4,205)	(4,991)

Non-cash gain on changes in fair value of warrant liability	—	2,414	216	4,470
Non-cash gain on changes in fair value of combined derivative liability	—	—	40	—
Non-cash gain on changes in fair value of contingent liability	—	—	—	219
Non-cash loss on modification of common stock warrants	—	(1,922)	(285)	(1,922)
Other expense, net	(641)	(171)	(1,298)	(178)

Net loss	(1,757)	(136)	(5,532)	(2,402)

Less: Increase to accumulated deficit due to adjustment to Series B Preferred Stock conversion price	—	(5,657)	(1,802)	(5,657)
Less: Increase to accumulated deficit due to adjustment to Series C Preferred Stock conversion price	—	—	(194)	—
Net loss attributable to common stockholders	$(1,757)	$(5,793)	$(7,528)	$(8,059)

Net loss per share attributable to common stockholders (basic and diluted)*	$(0.37)	$(3.61)	$(2.27)	$(5.32)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)*	4,692	1,604	3,311	1,514

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Equity
Balance at December 31, 2022	14	$2,973	2,035	$20	$165,713	$(158,152)	$10,554

Net Loss	-	-	-	-	-	(1,739)	(1,739)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	75	-	75

Balance at March 31, 2023	14	$2,973	2,035	$20	$165,788	$(159,891)	$8,890

Net Loss	-	-	-	-	-	(2,036)	(2,036)
Conversion of Series B Preferred Stock to common stock	(3)	(121)	1,897	19	102	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(728)	277	2	726	-	-
Modification of common stock warrants	-	-	-	-	285	-	285
Adjustment of Series B Preferred Stock conversion price	-	-	-	-	1,802	(1,802)	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	194	(194)	-
Reclassification of May 2023 Warrants	-	-	-	-	1,360	-	1,360
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	64	-	64
Vesting of director restricted stock awards	-	-	5	-	-	-	-

Balance at June 30, 2023	10	$2,124	4,214	$41	$170,321	$(163,923)	$8,563
Net Loss	-	-	-	-	-	(1,757)	(1,757)
Conversion of Series B Preferred Stock to common stock	(3)	(147)	2,315	24	123	-	-
Reclassification of derivative liability	-	-	-	-	169	-	169
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	62	-	62

Balance at September 30, 2023	7	$1,977	6,529	$65	$170,675	$(165,680)	$7,037

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Equity
Balance at December 31, 2021	14	$680	1,365	$13	$151,365	$(141,887)	$10,171

Net Loss	-	-	-	-	-	(111)	(111)
Reclassification of November 2021 Warrants	-	-	-	-	7,502	-	7,502
Conversion of Series B Preferred Stock to common stock	(1)	(71)	104	1	70	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	184	-	184

Balance at March 31, 2022	13	$609	1,469	$14	$159,121	$(141,998)	$17,746

Net Loss	-	-	-	-	-	(2,155)	(2,155)
Conversion of Series B Preferred Stock to common stock	(1)	(39)	57	1	38	-	-
Vesting of director restricted stock awards	-	-	3	-	-	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	154	-	154

Balance at June 30, 2022	12	$570	1,529	$15	$159,313	$(144,153)	$15,745

Net Loss	-	-	-	-	-	(136)	(136)
Modification of common stock warrants	-	-	-	-	1,922	-	1,922
Exercise of warrants, net of offering costs	-	-	328	3	283	-	286
Reclassification of common stock warrants to liability	-	-	-	-	(3,825)	-	(3,825)
Adjustment of Series B Preferred Stock conversion price	-	-	-	-	5,657	(5,657)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	(208)	-	(208)

Balance at September 30, 2022	12	$570	1,857	$18	$163,142	$(149,946)	$13,784

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2023	2022

Operating activities:
Net loss	$(5,532)	$(2,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	39	88
Amortization of intangible assets	114	272
Stock-based compensation expense related to employee and director stock awards	201	130
Non-cash loss on modification of common stock warrants	285	1,922
Non-cash gain on changes in fair value of warrant liability	(216)	(4,470)
Non-cash gain on changes in fair value of combined derivative liability	(40)	—
Non-cash gain on changes in fair value of contingent liability	—	(219)
Accretion of interest and amortization of debt discounts on convertible notes	1,119	—
Changes in operating assets and liabilities:
Accounts receivable	1,057	(465)
Inventory	(56)	(848)
Prepaid expenses and other current assets	227	234
Operating lease right-of-use assets	305	(1,526)
Other assets	(20)	(1)
Accounts payable and accrued liabilities	(988)	128
Operating lease liabilities	(312)	1,712
Net cash used in operating activities	(3,817)	(5,445)

Investing activities:
Purchases of property and equipment	(17)	(112)
Net cash used in investing activities	(17)	(112)

Financing activities:
Proceeds from convertible notes and warrant issuances, net of discount	3,000	—
Payment on the convertible notes	(770)	—
Debt issuance cost	(294)	—
Proceeds from the exercise of warrants	—	1,703
Payment on the line of credit	—	(105)
Net cash provided by financing activities	1,936	1,598
Net change in cash, cash equivalents, and restricted cash	(1,898)	(3,959)
Cash, cash equivalents and restricted cash, beginning of year	5,846	7,979
Cash, cash equivalents and restricted cash, end of period	$3,948	$4,020

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$189	$12

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash information:
Warrant liability transferred to equity	$1,360	$7,502
Conversion of Series B Preferred Stock to common stock	268	110
Conversion of Series C Preferred Stock to common stock	728	—
Derivative liability transferred to equity	169	—
Adjustment of Series B Preferred Stock conversion price	1,802	5,657
Adjustment of Series C Preferred Stock conversion price	194	—
Equity transferred to warrant liability	—	3,825
Addition of operating lease, right-of-use asset	—	2,039
Reassessment of operating lease, right-of-use asset	—	164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company”) develops and sells scientifically-created and clinically-proven eyecare, skincare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically developed products for each step of the standard at home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

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

Liquidity and Going Concern

Based primarily on the funds available on September 30, 2023 and the 2023 Private Placement, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemptions of the Convertible Notes (both as defined below) into at least the second quarter of 2024. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues, as the Company continues to invest in both its Avenova and DERMAdoctor commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation and supply chain issues.

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

The condensed consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023, as amended by Amendment No. 1 to the Annual Report on Form 10-K, which was filed with the SEC on April 28, 2023 (collectively, the “Annual Report”).

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

While reviewing its accounting policy for fulfillment fees during the third quarter of 2022, the Company identified an error in its previously issued financial statements whereby the Company had been incorrectly presenting revenue net of selling commissions paid to third-party online retailers. During the third quarter of 2022, the Company concluded that these commissions relate to sales activity and began expensing them as incurred as sales and marketing expenses within the Company’s unaudited condensed consolidated statements of operations. The identified error impacted the Company’s previously issued 2022 first and second quarter condensed consolidated financial statements. Management believes that the impact of these adjustments to correct such error is immaterial to the previously issued consolidated financial statements, based on an evaluation of both quantitative and qualitative factors. However, revisions to prior period amounts presented in this report have been made to conform to the current period presentation. See additional information under “Revenue Recognition” below. The revisions had no impact on operating loss, net loss or net loss per share in the Company’s unaudited condensed consolidated statements of operations in the periods presented in this report or in previously issued annual consolidated financial statements. The changes also did not impact cash or ending cash balances in the Company’s condensed consolidated balance sheets in the periods presented in this report or in previously issued annual consolidated financial statements.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$3,472	$5,362
Restricted cash included in other assets	476	484
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$3,948	$5,846

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

During the three and nine months ended September 30, 2023 and 2022, revenues were derived primarily from sales of Avenova and DERMAdoctor branded products, directly to consumers through Amazon.com, Avenova.com and DERMAdoctor.com.

During the three and nine months ended September 30, 2023 and 2022, revenues from significant product categories were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Avenova Spray	$2,064	$1,939	$5,759	$5,778
DERMAdoctor	784	1,319	2,645	3,115
NeutroPhase	—	—	1,043	657
Other products	407	558	1,524	1,193
Total product revenue, net	3,255	3,816	10,971	10,743
Other revenue, net	10	10	28	18
Total sales, net	$3,265	$3,826	$10,999	$10,761

During the three months ended September 30, 2023 and 2022, sales of Avenova Spray via Amazon comprised 66% and 70% of total Avenova Spray net revenue, respectively. During the nine months ended September 30, 2023 and 2022, sales of Avenova Spray via Amazon comprised 68% and 73% of total Avenova Spray net revenue, respectively. No other individual distributor comprised greater than 10% of total Avenova Spray net revenue during the three and nine months ended September 30, 2023 or 2022.

As of September 30, 2023 and December 31, 2022, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	September 30,	December 31,
Major distribution partner	2023	2022
Major U.S. Retailer A	26%	* %
Avenova Spray Pharmacy Distributor A	20%	11%
Major International Retailer A	10%	* %
Avenova Spray Pharmacy Distributor B	* %	30%
Major U.S. Retailer B	* %	15%

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

The Convertible Notes (as defined below) entered into on April 27, 2023 are carried at proceeds, net of discounts, which management believes approximates fair value. Additionally, the derivative liability related to certain embedded features contained within the Convertible Notes, restricted cash, warrant liabilities, and contingent consideration were carried at fair value.

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

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. Management recorded a reserve for allowance for credit losses of $3 thousand and $19 thousand as of September 30, 2023 and December 31, 2022, respectively.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At September 30, 2023 and December 31, 2022, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $556 thousand and $499 thousand, respectively.

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

The Company did not record any goodwill or indefinite-lived asset impairment charges during the three and nine months ended September 30, 2023 or 2022.

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

DERMAdoctor Acquisition milestone events consist of financial targets for calendar years 2022 and 2023. The financial target was not met for the calendar year 2022. Additionally, we do not expect the financial target to be met for the calendar year 2023. As a result, the liability recorded for potential earn out payments in the Company’s condensed consolidated balance sheets was zero as of September 30, 2023 and December 31, 2022. This amount is subject to change in the event that there are changes to our expectations and related valuation assumptions, which are valued using Level 3 fair value inputs.

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

The Company did not record any long-lived asset impairments during the three and nine months ended September 30, 2023 or 2022.

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

The Company may be required to defer recognition of revenue for upfront payments until it performs its obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt. Deferred revenue was $103 thousand and $4 thousand as of September 30, 2023 and December 31, 2022, respectively, which is recorded within Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising expenses were $0.3 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Advertising expenses were $0.9 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment.

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

The following table sets forth the calculation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2023	2022*	2023	2022*
Net loss	$(1,757)	$(136)	$(5,532)	$(2,402)
Less: Increase in accumulated deficit due to Series B Preferred Stock conversion price	—	(5,657)	(1,802)	(5,657)
Less: Increase in accumulated deficit due to Series C Preferred Stock conversion price	—	—	(194)	—
Net loss attributable to common stockholders (basic and diluted)	$(1,757)	$(5,793)	$(7,528)	$(8,059)

Denominator
Weighted average shares of common stock outstanding (basic and diluted)	4,692	1,604	3,311	1,514
Net loss per share (basic and diluted)	$(0.37)	$(3.61)	$(2.27)	$(5.32)

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

For the three and nine months ended September 30, 2023 and 2022, Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2023	2022
Series B Preferred Stock	4,736	1,845
Series C Preferred Stock	845	—
Stock options	148	136
Stock warrants	7,382	65
	13,111	2,046

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in the Annual Report. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

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

As a result of certain call and put options within the Convertible Notes entered into in April 2023, the Company recorded a combined embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Convertible Notes. The fair value of the embedded derivative liability was classified within Level 2 of the fair value hierarchy because the stock price used in the related Black Sholes valuation model is adjusted for the dilutive effect of the 2023 Private Placement. This price was also used in the fair value models used by the Company to value the 2023 Warrants issued in conjunction with the 2023 Private Placement as well as in accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Private Placement. This price is based on observable inputs but is not a quoted price in an active market and involves uncertainties. If factors or assumptions utilized in determining this price change, the estimated fair values for which it was used could be materially different. See Notes 9, “Convertible Note”; 11, “Warrant Liability”; and Note 12, “Stockholder’s Equity” for further discussion of related fair value calculations.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	September 30,	Items	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$324	$324	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$476	$476	$—	$—

The following table presents the Company’s cash equivalent assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$332	$332	$—	$—
Deposit held as a certificate of deposit	152	152	—	—
Total assets	$484	$484	$—	$—

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid inventory	$93	$211
Prepaid insurance	73	146
Prepaid dues and subscriptions	65	43
Prepaid marketing costs	26	24
Prepaid patents	4	12
Tenant allowance	—	11
Other	72	113
Total prepaid expenses and other current assets	$333	$560

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials and supplies	$1,031	$1,273
Finished goods	3,018	2,663
Less: Reserve for excess and obsolete inventory	(556)	(499)
Total inventory, net	$3,493	$3,437

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	429	412
Leasehold improvements	152	152
Total property and equipment, at cost	758	741
Less: accumulated depreciation	(661)	(622)
Total property and equipment, net	$97	$119

Depreciation expenses were $13 thousand and $29 thousand for the three months ended September 30, 2023 and 2022, respectively, and $39 thousand and $88 thousand for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

	Balance at September 30, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(57)	$(172)	$61
Trade secrets / product formulations	2,890	(480)	(1,415)	995

Total other intangible assets	$5,260	$(537)	$(2,557)	$2,166

	Balance at December 31, 2022
		Accumulated
	Gross	Amortization	Impairment	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	$290	$(48)	$(172)	$70
Trade secrets / product formulations	2,890	(375)	(1,415)	1,100

Total other intangible assets	$5,260	$(423)	$(2,557)	$2,280

In the fourth quarter of 2022, the Company determined that certain of its indefinite-lived and long-lived amortizable intangible assets related to its DERMAdoctor business were impaired. As such, the Company recorded an intangible asset impairment charge of $2.6 million in the fourth quarter of 2022, which was reflected in the “Goodwill, Intangible and Other Asset Impairment” caption in the Company’s consolidated statements of operations. The Company did not record any intangible asset impairment charges for the three and nine months ended September 30, 2023 or 2022.

Amortization expenses were $38 thousand and $90 thousand for the three months ended September 30, 2023 and 2022, respectively, and $114 thousand and $272 thousand for the nine months ended September 30, 2023 and 2022, respectively. Based on the amortizable intangible assets as of September 30, 2023, future amortization expenses are expected to be as follows (in thousands):

2023	$38
2024	153
2025	152
2026	153
Thereafter	560
Total	$1,056

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Contract liabilities (see Note 14)	$1,042	$1,807
Employee payroll and benefits	422	261
Marketing costs	40	104
Accrued interest on Convertible Notes	38	—
Inventory purchases	—	101
Other	327	451
Total accrued liabilities	$1,869	$2,724

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

The Convertible Notes are convertible by the holder, in whole or in part, into shares of common stock at a conversion price equal to $1.30 per share (“Conversion Price”) at any time, subject to certain limitations upon conversion. The Convertible Notes are subject to a limitation upon conversion into shares of common stock to the extent that, after giving effect to such conversion, the holder of a Convertible Note (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 4.99% or 9.99% of the outstanding common stock. The Company is required to make a monthly redemption of the Convertible Notes (“Monthly Redemption”), which began on June 1, 2023, equal to 1/18th of the Aggregate Principal Amount multiplied by 1.10 in cash; or, as provided in the Convertible Notes, in shares of common stock at the election of the Company under certain conditions as defined in the agreement with a conversion rate equal to the lower of (i) the Conversion Price or (ii) 90% of the Company’s average volume-weighted average price over 10 trading days. At the election of the holders, the Convertible Notes also provide for a mandatory redemption by the Company of a portion of the principal amount of the Convertible Notes after completing a subsequent financing. The redemption amount of the Convertible Notes shall be equal to at least 20% of the gross proceeds received by the Company in such subsequent financing.

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

As of June 9, 2023, the date of stockholder approval for the shares underlying potential conversion of the Convertible Notes, the fair value of the combined embedded derivative liability was determined to be $169 thousand in accordance with the following key assumptions:

Assumption	As of June 9, 2023
Stock price	$0.75
Equity volatility	76.9%
Risk-free interest rate	5.41%
Remaining term	0.7

The change of $40 thousand in fair value between the date of issuance and June 9, 2023 was recorded as a non-cash gain in the consolidated statements of operations and comprehensive loss. The derivative liability was subsequently reclassified to equity.

The aggregate $300 thousand original issue discount, and the $294 thousand of debt issuance costs that were allocated to the Convertible Notes based on the relative fair value method, were recorded at issuance as an offset to the Convertible Notes on the Company’s unaudited condensed consolidated balance sheet. The Convertible Notes are presented as follows as of September 30, 2023:

(in thousands)
Principal amount	$2,567
Unamortized discount	(1,136)
Unamortized debt issuance costs	(161)
Total Convertible Note, net	1,270

The Convertible Notes, net are classified as short term in the Company’s unaudited condensed consolidated balance sheet.

The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Convertible Notes, assuming that the Convertible Notes will be redeemed for cash of $193 thousand per month beginning in June 2023. During both the three and nine months ended September 30, 2023, the effective interest rate on the Convertible Notes was 173%. During the three and nine months ended September 30, 2023, interest expense recognized, including amortization of the issuance costs and debt discount, was $0.7 million and $1.2 million, respectively.

As of September 30, 2023, the Company's contractual maturity of the principal balance of the Convertible Notes was as follows:

(in thousands)
Remainder of 2023	$550
2024	2,017
Total	$2,567

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2023 or December 31, 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2023 or December 31, 2022.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of September 30, 2023 and December 31, 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

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

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2023	2022	2023	2022
Operating lease cost	$130	$120	$391	$395

Other information
Operational cash flow used for operating leases	$145	$144	$397	$399

The Company has measured its operating lease liabilities at its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)	3.6	5.0
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of September 30, 2023 were as follows (in thousands):

2023	$146
2024	557
2025	439
2026	444
2027	290
Total future minimum lease payments	1,876
Less imputed interest	(147)
Total	$1,729

Reported as:
Operating lease liabilities	$485
Operating lease liabilities- non-current	1,244
Total	$1,729

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

As of June 9, 2022, the date of stockholder approval, the fair value of these May 2023 Warrants, was determined to be $1.4 million in accordance with the following key assumptions, at which time they were reclassified to equity:

	Series B-1 Warrants	Series B-2 Warrants
Stock price	$0.68	$0.68
Expected price volatility	77.6%	77.6%
Expected term (in years)	5.0	2.0
Risk-free interest rate	3.92%	4.59%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.36	$0.18

As a result, the Company recorded a non-cash gain on changes in fair value of warrant liability of $216 thousand.

September 2022 Warrants

The September 2022 Warrants were issued by the Company on September 9, 2022, in connection with the 2022 Warrant Reprice Transaction. The September 2022 Warrants were not exercisable prior to stockholder approval being received on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the September 2022 Warrants were classified as liabilities from the date of issuance until Company stockholders approval on November 10, 2022, at which time they were reclassified to equity.

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

The November 2021 Warrants were not initially exercisable prior to certain stockholder approval being received on January 31, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants were classified as liabilities from the date of issuance through the date of approval of the increase in authorized shares at which time they were reclassified to equity.

As of December 31, 2021 the fair value of the November 2021 Warrants was determined to be $9.6 million in accordance with the following key assumptions, which was recorded as a liability:

Expected price volatility	87%
Expected term (in years)	6.0
Risk-free interest rate	1.31%
Dividend yield	0.00%
Weighted-average fair value of warrants	$8.75

As of January 31, 2022 upon receipt of stockholder approval, the fair value of the November 2021 Warrants was determined to be $7.5 million in accordance with the following key assumptions, at which time the liability was adjusted and reclassified to equity:

Expected price volatility	91%
Expected term (in years)	6.0
Risk-free interest rate	1.65%
Dividend yield	0.00%
Weighted-average fair value of warrants	$7.00

Unexercised November 2021 Warrants exercisable for 803,574 shares of common stock were amended on September 9, 2022, in connection with the 2022 Warrant Reprice Transaction. As a result of the amendment, these November 2021 Warrants were no longer exercisable prior to certain stockholder approval being received on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, the November 2021 Warrants were reclassified as liabilities on the date of amendment and remained recorded as liabilities through the date of approval of the Reverse Stock Split at which time they were reclassified to equity.

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

Amended July 2020 Warrants

On September 9, 2022, in connection with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants. The Amended July 2020 Warrants exercisable for 77,145 shares of common stock were no longer exercisable prior to certain stockholder approval being received on November 10, 2022. Under ASC 480, Distinguishing Liabilities from Equity, these Amended July 2020 Warrants were reclassified as liabilities on the date of amendment and remained recorded as liabilities through the date of approval of certain stockholder approval on November 10, 2022 at which time they were reclassified to equity.

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

2023 Private Placement

On May 1, 2023, the Company closed the 2023 Private Placement, which consisted of issuing the Convertible Notes and the May 2023 Warrants.

For additional information regarding the Convertible Notes, please see Note 9, “Convertible Note”. For additional information regarding the 2023 Warrants and the related warrant liability and valuation, please see Note 11, “Warrant Liability”.

In connection with the 2023 Private Placement, certain Amended November 2021 Warrants, Amended July 2020 Warrants, September 2022 Warrants and 2022 Warrants previously issued to participants exercisable for 1,724,455 shares of common stock were amended in the 2023 Private Placement to lower the exercise price from $6.30 to $1.50 per share, as further described below.

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

As a result of the amendments to the September 2022 Warrants as part of the 2023 Private Placement, the Company allocated $46 thousand between other expenses and Convertible Notes debt issuance cost. The $46 thousand represents the difference in value immediately before and after modification using the Black-Scholes option pricing model.

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

As of September 30, 2023, the September 2022 Warrants were exercisable for an aggregate of 327,860 shares of common stock.

As a result of the amendments to the Amended November 2021 Warrants and the Amended July 2020 Warrants as part of the 2023 Private Placement, the Company allocated $117 thousand between other expenses and Convertible Notes debt issuance cost. The $117 thousand represents the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the Amended November 2021 Warrants and the Amended July 2020 Warrants was determined to be $112 thousand immediately prior to the modification in accordance with the following key assumptions:

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

As of September 30, 2023, the Amended November 2021 Warrants were exercisable for an aggregate of 803,574 shares of common stock and the Amended July 2020 Warrants were exercisable for an aggregate of 77,145 shares of common stock.

Additionally, in connection with the 2022 Warrant Reprice Transaction, the Company issued to certain participants in the 2022 Warrant Reprice Transaction that exercised their Amended November 2021 Warrants and their Amended July 2020 Warrants, new common stock purchase warrants (the “September 2022 Warrants”) to purchase a number of shares of common stock equal to 100% of the number of shares that a participant exercised under its November 2021 Warrant or Amended July 2020 Warrant, as applicable. As a result of the 2023 Private Placement, a portion of the September 2022 Warrants exercisable for 238,574 shares of common stock have an exercise price of $1.50 and the remaining portion of the September 2022 Warrants exercisable for 89,286 shares of common stock have an exercise price of $6.30. The September 2022 Warrants expire on September 11, 2028. As of September 30, 2023, the September 2022 Warrants were exercisable for an aggregate of 327,860 shares of common stock.

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

As of September 30, 2023, the Series A-1 Warrants were exercisable into 515,876 shares of common stock and the Series A-2 Warrants were exercisable into 515,876 shares of common stock. As of September 30, 2023, 2,153 shares of the Series C Preferred Stock had been converted into common stock. Each of the remaining 1,097 shares of the Series C Preferred Stock, as of September 30, 2023, were convertible into 770 shares of common stock at a conversion price of $1.30.

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

Each share of the Series B Preferred Stock that the Company issued in the 2021 Private Placement had a purchase price of $1,000 per share and was initially convertible at a conversion price of $0.40 into 2,500 shares of common stock, or an aggregate of 37,500,000 shares of common stock (which does not account for the Reverse Stock Split). On September 9, 2022, the 2022 Warrant Reprice Transaction provided for amendments to certain common stock purchase warrants to lower their exercise price to $0.18 per share as well as the issuance of the September 2022 Warrants also with an exercise price of $0.18 per share, which exercise price was lower than the then effective $0.40 conversion price of the Series B Preferred Stock (which does not account for the Reverse Stock Split). This triggered the Series B Preferred Stock anti-dilution feature, resulting in the automatic adjustment to the conversion price for each outstanding share of the Series B Preferred Stock to $0.18, and each outstanding share of Series B Preferred Stock became convertible into 5,556 shares of common stock (which does not account for the Reverse Stock Split). As a result of the change, the Company recorded a $5.7 million deemed Series B Preferred Stock dividend. The deemed dividend was recorded as a reduction to income available to common stockholders in the basic earnings per share (EPS) calculation in the third quarter of 2022. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Series B Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Series B Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). The fair value of the Series B Preferred Stock was determined to be $6.8 million immediately prior to the conversion price adjustment in accordance with the following key assumptions:

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

As of September 30, 2023, 8,850 shares of the Series B Preferred Stock had been converted into common stock. Each of the remaining 6,150 shares of the Series B Preferred Stock as of September 30, 2023, was currently convertible into 770 shares of common stock at a conversion price of $1.30.

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

July 2020 Warrants

In 2020, certain of the Company’s accredited investors were granted warrants with an exercise price of $57.75 (the “July 2020 Warrants”). A portion of these warrants were subsequently amended as described above to become the Amended July 2020 Warrants. As of September 30, 2023, outstanding July 2020 Warrants which were not amended were exercisable for 59,960 shares of common stock. The July 2020 Warrants expire on January 22, 2026.

TLF Bio Innovation 2021 Warrants

In 2021, TLF Bio Innovation was granted warrants exercisable for 429 shares of common stock with an exercise price of $23.51 (the “TLF Warrants”). The TLF Warrants expire on January 15, 2026.

Summary of Warrants Outstanding

The details of all outstanding warrants as of September 30, 2023 and December 31, 2022 are as follows:

	Warrants (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2022	2,306	$7.70
Warrants granted	5,076	1.30
Warrants expired	—	—
Outstanding at September 30, 2023	7,382	2.18

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

In  March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on  June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board.  The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning  January 1, 2018 through  January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock than provided for in Section 4(a)(i) of the 2017 Plan as determined by the Board. On March 31, 2023, the number of shares available for future awards under the 2017 Plan was increased by 81,417 shares. As of  September 30, 2023, there were 147,905 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s equity awards outstanding at September 30, 2023 and activity during the period ended September 30, 2023:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	132	$37.99	7.5	$69

Options granted	42	$1.67
Restricted stock units granted	5	—
Restricted stock units vested	(5)	—
Options forfeited/cancelled	(19)	$64.23
Restricted stock units cancelled	(7)	—
Outstanding at September 30, 2023	148	$26.26	7.6	$13

Vested and expected to vest at September 30, 2023	119	$32.34	7.5	$2

Vested at September 30, 2023	59	$59.30	5.8	$—

Exercisable at September 30, 2023	59	$59.30	5.8	$—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2023 for options that have a quoted market price in excess of the exercise price. There were no stock option awards exercised during the three and nine months ended September 30, 2023 and 2022. The Company received no cash payments for the exercise of stock options during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.3 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations over the remaining weighted average vesting period of 2.1 years.

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

During the nine months ended September 30, 2023 and 2022, the Company granted options to employees and directors to purchase an aggregate of 6,150 and 17,892 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options are as follows:

	Nine Months Ended September 30,
Assumption	2023	2022
Expected price volatility	152.99%	158.04%
Expected term (in years)	6.81	6.45
Risk-free interest rate	3.47%	2.29%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.61	$9.46

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

During the nine months ended September 30, 2023, the Company granted 5,148 shares of restricted stock to employees and directors. During the nine months ended September 30, 2022, the Company granted 5,148 shares of restricted stock to employees and directors.

For the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $62 thousand and $208 thousand, respectively, for stock-based awards to employees and directors.  For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $201 thousand and $130 thousand, respectively, for stock-based awards to employees and directors.

Stock-Based Awards to Non-Employees

During the nine months ended September 30, 2023, the Company granted options to non-employees to purchase an aggregate of 36,000 shares of common stock in exchange for advisory and consulting services. During the nine months ended September 30, 2022, the Company did not grant options exercisable for shares of common stock to non-employees in exchange for advisory and consulting services.

When the Company grants stock options, the stock options are recorded at their fair value on the grant date and recognized over the respective service or vesting period. The fair value of the stock options that are granted is calculated using the Black-Scholes option pricing model.

For the three months ended  September 30, 2023, the Company recognized compensation expense of $3 thousand as compared to no stock-based compensation expense for the three months ended  September 30, 2022, related to non-employee stock option grants. For the nine months ended  September 30, 2023, the Company recognized stock-based compensation expense of $7 thousand as compared to a nominal stock-based compensation expense for the nine months ended  September 30, 2022, related to non-employee stock option grants.

During the nine months ended September 30, 2023, the Company did not grant restricted stock to non-employees.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$5	$5	$16	$14
Sales and marketing	18	12	49	37
General and administrative	39	(225)	136	79
Total stock-based compensation expense	$62	$(208)	$201	$130

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration for the nine months ended September 30, 2023 (in thousands):

	Product Returns, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2022	$1,673	$53	$81	$1,807
Provision related to sales made in current period	521	104	79	704
Payments and customer credits issued	(1,194)	(141)	(134)	(1,469)
Balance at September 30, 2023	$1,000	$16	$26	$1,042

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended September 30, 2023 and 2022, the Company earned $232 thousand and $170 thousand, respectively, in net sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. During the nine months ended September 30, 2023 and 2022, the Company earned $519 thousand and $113 thousand, respectively, in net sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.7 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets. The Company also recorded a prepayment of $141 thousand for rebates related to these distribution agreements as of September 30, 2023, with no such prepayment recorded as of December 31, 2022, that is recorded in the prepaid expenses and other current assets in the condensed consolidated balance sheets (see Note 4, “Prepaid Expenses and Other Current Assets”).

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the three and nine months ended September 30, 2023, the revenue generated from over-the-counter Avenova Spray was $1.6 million and $4.5 million, respectively. During the three and nine months ended September 30, 2022, the revenue generated from over-the-counter Avenova Spray was $1.6 million and $5.1 million, respectively.

DERMAdoctor Products Distribution Agreements

DERMAdoctor products are sold through distribution arrangements with third parties such as Costco and others. During the three and nine months ended September 30, 2023, the Company earned $0.1 million and $0.5 million, respectively, in sales revenue for its DERMAdoctor products from these distribution agreements. During both the three and nine months ended September 30, 2022, the Company earned $0.4 million in sales revenue for its DERMAdoctor products from these distribution agreements.

Under these distribution arrangements, the Company had a contract liability balance of $0.3 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. During the three and nine months ended September 30, 2023, the Company contributed $32 thousand and $95 thousand, respectively. During the three and nine months ended September 30, 2022, the Company contributed $25 thousand and $101 thousand, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

Related Party Revenue

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related party revenue:
NeutroPhase	$—	$—	$1,043	$657
Total related party revenue	$—	$—	$1,043	$657

Cost of goods sold:
NeutroPhase	$(28)	$—	$(923)	$(648)
Total related party expenses	$(28)	$—	$(923)	$(648)

Related party accounts receivable was $0.2 million as of September 30, 2023 and December 31, 2022.

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

Select financial information for each segment is as follows:

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	September	of Total	September	of Total
	30,	Sales,	30,	Sales,
	2023	Net	2022	Net
Eyecare & Wound Care	$2,481	76%	$2,507	66%
Skincare	784	24%	1,319	34%
Total sales, net	$3,265	100%	$3,826	100%

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	September	of Total	September	of Total
	30,	Operating	30,	Operating
	2023	Loss	2022	Loss
Eyecare & Wound Care	$(698)	63%	$(257)	56%
Skincare	(418)	37%	(200)	44%
Total operating loss	$(1,116)	100%	$(457)	100%

	Nine Months		Nine Months
	Ended	Percentage	Ended	Percentage
	September	of Total	September	of Total
	30,	Sales,	30,	Sales,
	2023	Net	2022	Net
Eyecare & Wound Care	$8,354	76%	$7,646	71%
Skincare	2,645	24%	3,115	29%
Total sales, net	$10,999	100%	$10,761	100%

	Nine Months		Nine Months
	Ended		Ended
	September	Percentage	September	Percentage
	30,	of Total	30,	of Total
	2023	Operating Loss	2022	Operating Loss
Eyecare & Wound Care	$(3,094)	74%	$(3,605)	72%
Skincare	(1,111)	26%	(1,386)	28%
Total operating loss	$(4,205)	100%	$(4,991)	100%

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of  September 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, as amended by Amendment No. 1 to the Annual Report on Form 10-K, which was filed with the SEC on April 28, 2023. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” and other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

We are a company focused on the sale of scientifically-created and clinically-proven eyecare, skincare and wound care products.

Our leading product, Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the FDA for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry-eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically developed products for each step of the standard at home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health. In September 2023, we launched the Avenova Allograft, a dehydrated single-layer amnion membrane used by eyecare professionals as protective covering for the repair of ocular surfaces.

Through our subsidiary DERMAdoctor, LLC (“DERMAdoctor”), we offer over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products are marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021, and since completing the DERMAdoctor Acquisition we have been working to integrate and expand the DERMAdoctor business in order to achieve strategic objectives that we expected by completing this acquisition, including revenue growth, cost reductions and achieving overall profitability. We have not been able to achieve these objectives to date, as DERMAdoctor’s product revenue declined in 2023 compared to 2022, while operating costs relating to these products remained substantially the same. We are working to achieve our overall objectives, as well as continuing to evaluate additional strategies for our Company and our business to address our capital and liquidity needs, including potential other strategic alternatives.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market with our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for cleansing and irrigation as part of surgical procedures, as well as treating certain wounds, burns, ulcers and other injuries. We currently sell these products only through distributors.

Recent Developments

2023 Private Placement

On April 27, 2023, the Company entered into a Securities Purchase Agreement with existing accredited institutional investors of the Company for the 2023 Private Placement that provided for the issuance and sale of (i) $3.3 million aggregate principal amount of Convertible Notes, (ii) the Series B-1 Warrants, and (iii) the Series B-2 Warrants. The 2023 Private Placement closed on May 1, 2023 and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. Due to the number of shares of common stock that may be issued upon conversion or redemption of the Convertible Notes and the exercise of the May 2023 Warrants, we were required to obtain the Stockholder Approval for the issuance of these shares of common stock in accordance with Section 713(a) and 713(b) of the NYSE American Company Guide. The Company received the Stockholder Approval at its 2023 Annual Meeting of Stockholders on June 9, 2023, and, as a result the Convertible Notes and the May 2023 Warrants are currently convertible or exercisable, as applicable, in accordance with their respective terms. In connection with the 2023 Private Placement, certain previously issued common stock purchase warrants issued to participants in the 2023 Private Placement exercisable for 1,724,455 shares of common stock were amended to lower the exercise price from $6.30 to $1.50 per share, as further described below.

Anti-Dilution Adjustment to Series B Preferred Stock and the Series C Preferred Stock

The Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series B Preferred Stock (the “Series B Certificate of Designation”) and the Certificate of Designation of Preferences, Rights and Limitations for the Company’s outstanding Series C Preferred Stock (the “Series C Certificate of Designation”) both provide for anti-dilution protection in the event that the Company grants any right to reprice any Company security or issues a new Company security that would entitle the holder to acquire common stock at an effective price per share that is lower than the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, which is referred to as “full-ratchet” anti-dilution protection. As a result of the consummation of the 2023 Private Placement, the conversion price of the Convertible Notes and the exercise price of the May 2023 Warrants at $1.30 per share triggered this anti-dilution protection in the Series B Certificate of Designation and the Series C Certificate of Designation. As a result, the conversion price of each share of Series B Preferred Stock and each share of Series C Preferred Stock, which were each convertible at a price of $6.30 into 159 shares of common stock, were both automatically adjusted downward to become convertible at a price of $1.30 into 770 shares of common stock resulting in an additional 7,863,570 shares of common stock issuable upon conversion of the then outstanding shares of Series B Preferred Stock and Series C Preferred Stock.

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

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our eyecare, skincare and wound care products. Our net losses were $1.8 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. In addition, our net losses were $5.5 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $165.7 million, total current assets of $8.2 million and total assets of $12.9 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022 (dollars in thousands)

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Statement of Operations
Sales:
Product revenue, net	$3,255	$3,816	$(561)	(15%)
Other revenue, net	10	10	—	0%
Total sales, net	3,265	3,826	(561)	(15%)

Product cost of goods sold	1,427	1,451	(24)	(2%)
Gross profit	1,838	2,375	(537)	(23%)

Research and development	11	41	(30)	(73%)
Sales and marketing	1,715	1,835	(120)	(7%)
General and administrative	1,228	956	272	28%
Total operating expenses	2,954	2,832	122	4%
Operating loss	(1,116)	(457)	(659)	144%

Non-cash gain on changes in fair value of warrant liability	—	2,414	(2,414)	(100%)
Non-cash loss on modification of common stock warrants	—	(1,922)	1,922	(100%)
Other expense, net	(641)	(171)	(470)	275%

Net loss	$(1,757)	$(136)	$(1,621)	1,192%

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

Total Net Sales and Product Cost of Goods Sold

Product revenue, net, decreased $0.5 million, or 15%, to $3.3 million for the three months ended September 30, 2023, from $3.8 million for the three months ended September 30, 2022, primarily due to a decrease in revenue recognized from our DERMAdoctor branded skincare products.

Revenue from eyecare products, including Avenova Spray, increased $0.2 million to $2.4 million for the three months ended September 30, 2023, from $2.2 million for the three months ended September 30, 2022. The increase was due to an overall increase in physician dispensed units sold and units sold through online channels. The increase was partially offset by the decrease in the number of other Avenova branded optical products sold, including the Company’s NovaWipes by Avenova and Avenova Warm Eye Compress.

Revenue from the Company’s wound care products decreased $0.2 million to $0.1 million for the three months ended September 30, 2023, from $0.3 million for the three months ended September 30, 2022.

Revenue from DERMAdoctor branded skincare products decreased $0.5 million to $0.8 million for the three months ended September 30, 2023, from $1.3 million for the three months ended September 30, 2022, due to a decrease in sales in our international and domestic wholesale and retail channels.

Product cost of goods sold decreased by $0.1 million, or 2%, to $1.4 million for the three months ended September 30, 2023, from $1.5 million for the three months ended September 30, 2022 primarily due to the decrease in wound care and DERMAdoctor branded skincare products sold during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Sales and marketing

Sales and marketing expenses decreased by $0.1 million, or 7%, to $1.7 million for the three months ended September 30, 2023, from $1.8 million for the three months ended September 30, 2022. The decrease was due primarily to lower digital advertising and related consulting costs incurred in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

General and administrative

General and administrative expenses increased by $0.2 million, or 28%, to $1.2 million for the three months ended September 30, 2023, from $1.0 million for the three months ended September 30, 2022, primarily due to lower non-cash stock-based compensation expenses recorded in the 2022 period.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $2.4 million for the three months ended September 30, 2022 with no comparable adjustment for the three months ended September 30, 2023. For additional information regarding the warrant liability and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash loss on modification of common stock warrants

Adjustments to the fair value of common stock warrants resulted in a loss of $1.9 million for the three months ended September 30, 2022 with no comparable adjustment for the three months ended September 30, 2023. This loss related to modification of common stock warrants, which occurred due to amendments to the Amended July 2020 Warrants and the November 2021 Warrants, as amended, in connection with the 2022 Warrant Reprice Transaction.

Other expense, net

Other expense, net increased $0.4 million to $0.6 million for the three months ended September 30, 2023, from $0.2 million for the three months ended September 30, 2022. The increase was primarily due to the amortization of discount and issuance cost related to the Convertible Notes issued in May 2023 with no comparable expense for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022 (dollars in thousands)

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Statement of Operations
Sales:
Product revenue, net	$10,971	$10,743	$228	2%
Other revenue, net	28	18	10	56%
Total sales, net	10,999	10,761	238	2%

Product cost of goods sold	4,919	4,735	184	4%
Gross profit	6,080	6,026	54	1%

Research and development	64	108	(44)	(41%)
Sales and marketing	5,086	5,860	(774)	(13%)
General and administrative	5,135	5,049	86	2%
Total operating expenses	10,285	11,017	(732)	(7%)
Operating loss	(4,205)	(4,991)	786	(16%)

Non-cash gain on changes in fair value of warrant liability	216	4,470	(4,254)	(95%)
Non-cash gain on changes in fair value of combined embedded derivative liability	40	—	40	100%
Non-cash gain on changes in fair value of contingent liability	—	219	(219)	(100%)
Non-cash loss on modification of common stock warrants	(285)	(1,922)	1,637	(85%)
Other expense, net	(1,298)	(178)	(1,120)	629%

Net loss	$(5,532)	$(2,402)	$(3,130)	130%

Total Net Sales and Product Cost of Goods Sold

Product revenue, net, increased $0.3 million, or 2%, to $11.0 million for the nine months ended September 30, 2023, from $10.7 million for the nine months ended September 30, 2022, primarily due to increased revenue from our wound care products.

Revenue from eyecare products, including Avenova Spray increased $0.3 million to $6.8 million for the nine months ended September 30, 2023, from $6.5 million for the nine months ended September 30, 2022, primarily due to an increase in the number of Avenova Spray and NovaWipes by Avenova bundles sold through online channels.

Revenue from the Company’s wound care products increased $0.5 million to $1.6 million for the nine months ended September 30, 2023, from $1.1 million for the nine months ended September 30, 2022, due to a large order of the NeutroPhase branded wound care product in the current year.

Revenue from DERMAdoctor branded skincare products decreased $0.5 million to $2.6 million for the nine months ended September 30, 2023, from $3.1 million for the nine months ended September 30, 2022, primarily due to an overall decrease in units sold through online channels and through domestic and international wholesalers.

Product cost of goods sold increased by $0.2 million, or 4%, to $4.9 million for the nine months ended September 30, 2023, from $4.7 million for the nine months ended September 30, 2022 primarily due to the increase in the margins of our wound care products sold during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Sales and marketing

Sales and marketing expenses decreased by $0.8 million, or 13%, to $5.1 million for the nine months ended September 30, 2023, from $5.9 million for the nine months ended September 30, 2022. The decrease was due primarily to lower digital advertising and related consulting costs incurred in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

General and administrative

General and administrative expenses increased by $0.1 million, or 2%, to $5.1 million for the nine months ended September 30, 2023, from $5.0 million for the nine months ended September 30, 2022.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liability resulted in a gain of $0.2 million for the nine months ended September 30, 2023 compared to a gain of $4.5 million for the nine months ended September 30, 2022. For additional information regarding the warrant liability and their valuation, please see Note 11, “Warrant Liability”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of combined embedded derivative liability

The adjustments to the fair value of combined embedded derivative liability resulted in a gain of $40 thousand for the nine months ended September 30, 2023. The gain results from the increase in the price of the Company’s common stock price during the period that the derivative liability was recorded. The Company did not record a comparable loss or gain for the nine months ended September 30, 2022.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.2 million for the nine months ended September 30, 2022 with no comparable adjustment for the nine months ended September 30, 2023. This contingent liability related to potential future contingent consideration of earn out payments that could have become payable as part of the DERMAdoctor Acquisition if specified milestone events were achieved. As of September 30, 2023, the Company does not anticipate that any such earn out payments will be made.

Non-cash loss on modification of common stock warrants

Adjustments to the fair value of common stock warrants resulted in a loss of $0.3 million for the nine months ended September 30, 2023. The loss related to modification of common stock warrants, which occurred due to amendments to the Amended July 2020 Warrants, Amended November 2021 Warrants, and the September 2022 Warrants, as amended, in connection with the 2023 Private Placement. Adjustments to the fair value of common stock warrants resulted in a loss of $1.9 million for the nine months ended September 30, 2022. This loss related to modification of common stock warrants, which occurred due to amendments to the Amended July 2020 Warrants and the November 2021 Warrants, as amended, in connection with the 2022 Warrant Reprice Transaction.

Other expense, net

Other expense, net increased $1.1 million to $1.3 million for the nine months ended September 30, 2023, from $0.2 million for the nine months ended September 30, 2022. The increase was primarily due to the amortization of discount and issuance cost related to the Convertible Notes issued in May 2023 with no comparable expense for the nine months ended September 30, 2022.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, our cash and cash equivalents were $3.5 million, compared to $5.4 million as of December 31, 2022. Our cash and cash equivalents as of September 30, 2023 includes $2.8 million of net proceeds from the issuance of the Convertible Notes and the May 2023 Warrants in the 2023 Private Placement that closed on May 1, 2023. Under the terms of the Convertible Notes, we are required to make a monthly redemption of the principal amount of the Convertible Notes (“Monthly Redemption”) over an 18-month period beginning on June 1, 2023 in an amount equal to $193 thousand per month, unless such Monthly Redemption is eligible under the terms of the Convertible Notes to instead be settled through the issuance of our common stock. We have paid the Monthly Redemption in cash for the first six payments. For additional information regarding the 2023 Private Placement and the Convertible Notes, see Note 9 “Convertible Note,” and Note 12 “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report and the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2023.

Based primarily on the funds available on September 30, 2023, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemption of the Convertible Notes into at least the second quarter of 2024. We have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues, as we continue to invest in both Avenova and DERMAdoctor commercialization efforts. Additionally, we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, we have determined that our planned operations raise substantial doubt about our ability to continue as a going concern. Additionally, changing circumstances may cause us to expend cash significantly faster than currently anticipated, and we may need to spend more cash than currently expected because of circumstances beyond our control that impact the broader economy such as periods of inflation and supply chain issues.

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

Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2023, which consisted primarily of a net loss of $5.5 million, adjusted by depreciation and amortization expenses of $0.2 million, stock-based compensation expenses related to employee and director stock awards of $0.2 million, non-cash loss on modification of common stock warrants expense of $0.3 million, non-cash gain on changes in fair value of warrant liability of $0.2 million, non-cash gain on changes in fair value of combined derivative liability of $0.1 million, accretion of interest and amortization of debt discounts on convertibles notes of $1.1 million, and a net increase of $0.2 million in our net operating assets and liabilities.

Net cash used in operating activities was $5.4 million for the nine months ended September 30, 2022, which consisted primarily of a net loss of $2.4 million, non-cash loss on modification of common stock warrants of $1.9 million, non-cash gain on the change in fair value of warrant liability of $4.5 million, non-cash gain on the change in fair value of contingent liability of $0.2 million, depreciation and amortization expenses of $0.4 million, stock-based compensation expenses related to employee and director stock awards of $0.1 million, and a net decrease in our net operating assets and liabilities of $0.8 million.

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $17 thousand and $112 thousand, for the nine months ended September 30, 2023 and 2022, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2023, which included the net proceeds of $2.8 million received in the 2023 Private Placement of the Convertible Notes and the May 2023 Warrants. The aggregate proceeds were offset by repayment of $0.8 million for the Monthly Redemption through September 30, 2023 on the Convertible Notes issued and debt issuance cost of $0.3 million.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2022 and was primarily related to the proceeds received in the 2022 Warrant Reprice Transaction partially offset by the repayment of the DERMAdoctor line of credit, which was terminated in the first quarter of 2022.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2023 and December 31, 2022 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Contractual Obligations

Our contractual cash commitments as of September 30, 2023 were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility leases	$545	$901	$412	$—	$1,858
Equipment lease	8	10	—	—	18
Total	$553	$911	$412	$—	$1,876

Our commitments as of September 30, 2023 consisted primarily of facility operating leases and an operating lease for one copier.

The total commitment for the facility leases were $1.9 million due over the leases’ terms as of September 30, 2023.

The total commitment for the copier lease was $18 thousand due over the leases’ terms as of September 30, 2023.

See Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at September 30, 2023 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2023 and December 31, 2022, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.9	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.10	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.11	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.12	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: November 9, 2023
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: November 9, 2023
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)