Form 10-K
period 2023-12-31
NovaBay Pharmaceuticals, Inc.
filed 2024-03-26
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NYSE American, was approximately $3,050,485. This figure excludes an aggregate of 159,265 shares of common stock held by affiliates, including officers and directors, as of June 30, 2023. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 21, 2024, there were 30,098,150 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and, where applicable, also its former wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “PhaseOne®”, and “NeutroPhase®”, which are held directly by NovaBay. “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®”, and “KP Duty®” are held directly by our former wholly-owned subsidiary DERMAdoctor.

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

NovaBay Pharmaceuticals, Inc. (the “Company”) develops and sells scientifically-created and clinically-proven eyecare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. Subsequent to December 31, 2023, on March 25, 2024, we announced that we had sold DERMAdoctor (the “DERMAdoctor Divestiture”). We acquired DERMAdoctor in November 2021 (the “DERMAdoctor Acquisition”) in order to achieve overall revenue growth, cost reductions and profitability. We were unable to achieve those objectives with DERMAdoctor. The DERMAdoctor Divestiture immediately streamlined our business by reducing our cash burn and allowing us to focus on pursuing newer and stronger growth opportunities that are better aligned with our core eyecare business. For example, on March 13, 2024, we announced a co-promotion agreement with Eyenovia, Inc. (“Eyenovia”) to commercialize respective prescription ophthalmic products to eyecare professionals across the US.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for the cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company was managed as two reportable segments: (1) Eyecare and Wound Care and (2) Skincare. As noted above, on March 25, 2024, we closed the DERMAdoctor Divestiture resulting in the sale of our skincare segment.

Effective November 15, 2022, the Company effected a 1-for-35 reverse split of our outstanding common stock (“Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Our Products and Marketing Approach

We are a company focused on the sale of scientifically-created and clinically-proven eyecare and wound care products.

Avenova Branded Eyecare Products

Avenova Spray is a proprietary form of hypochlorous acid that acts as an antimicrobial solution and has been shown to neutralize bacterial toxins in laboratory tests. Because it is a gentle isotonic solution, it is well suited for daily use on the lids and lashes. Avenova Spray offers distinct advantages when compared to alternative lid and lash regimens that contain soaps, bleach, and other impurities, as Avenova Spray removes unwanted microorganisms from the skin without the use of these harmful ingredients. Avenova Spray’s target market is the millions of Americans who suffer from minor irritation of the skin around the eye (commonly referred to as blepharitis) as well as anyone who suffers from dry eye (commonly described as a gritty sandy sensation while blinking). Avenova Spray is available both over-the-counter and as a prescription. We primarily promote Avenova Spray directly to consumers on Amazon.com and Avenova.com. In total, this was our leading sales channel by unit sales and net revenue in 2023. Prescription Avenova Spray is available at optometrists’ and ophthalmologists’ offices, through our physician dispensed channel, and at most retail pharmacies across all 50 states.

Because Avenova Spray can be purchased as both an over-the-counter and prescription product, it is available to a wide range of potential customers and addressable markets. Making it available over-the-counter capitalizes on a trend to sell pharmaceutical products directly to consumers in response to increased cost shifting to consumers through high-deductible health plans. Avenova Spray is available on Avenova.com, Amazon.com and Walmart.com.

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

We also have agreements with select preferred pharmacy networks through our Partner Pharmacy Program. These agreements provide greater control over the patient experience at consistent contract pricing. Our Partner Pharmacy Program also ensures that proper insurance reimbursement occurs, and that our patients receive the best possible price.

Because dry eye is a complex condition, in addition to Avenova Spray, we offer a complementary portfolio of scientifically developed products for each step of the standard at home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

DERMAdoctor Branded Dermatology Products

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris.

Subsequent to December 31, 2023, on March 25, 2024, we announced that we had sold DERMAdoctor. The DERMAdoctor Divestiture immediately streamlined our business and we expect it to reduce our cash burn and allow us to focus on pursuing newer and stronger growth opportunities that are better aligned with our core eyecare business.

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

Both NeutroPhase and PhaseOne compete in a crowded wound cleanser market with many older and lower-priced products with similar uses, such as Vashe and Betadine Surgical Scrub. However, we believe our NeutroPhase and PhaseOne solutions have distinct competitive advantages because they are made without the toxic chemicals found in other products. NeutroPhase and PhaseOne are gentle, non-irritating, and non-sensitizing to skin and new tissue. PhaseOne is distributed through commercial partners in the United States, and NeutroPhase is distributed in China by Chongqing Pioneer Pharma Holdings Limited, who is also a stockholder of our Company.

Customers, Manufacturing and Suppliers

Avenova branded products are available on Amazon.com, Walmart.com and Avenova.com. Online sales now account for the majority of Avenova Spray revenue. Internationally, Avenova Spray is available in Australia through a distribution partner. NeutroPhase and PhaseOne sales rely solely on distribution partners in China and the U.S., respectively.

Our DERMAdoctor branded products were sold in the United States and internationally (including in China, the Middle East, Europe and Canada). Such products were distributed online, through wholesale distribution, in physical store locations and, particularly as relates to international sales, through marketing and distribution agreements with local partners.

For Avenova Spray, we currently outsource manufacturing to a contract manufacturer with facilities located in the United States. For our DERMAdoctor branded products, we also used third-party contract manufacturers and suppliers to obtain substantially all raw materials, components, and packaging products and to manufacture finished products relating to the DERMAdoctor brand. We utilized several different product fillers and numerous ingredient and packaging suppliers from which we sourced and contracted the manufacture of our DERMAdoctor branded products.

We believe that we have a good relationships with our Avenova Spray manufacturer and that our manufacturer has adequate manufacturing capacity to satisfy our demands. Further, we believe that there are alternative sources available in the event our manufacturer is not available. We continually review our manufacturing needs against the capacity of our contract manufacturer to ensure that we are able to meet our production goals, reduce costs, and operate more efficiently.

Intellectual Property

We believe that our patents and other proprietary rights are important to our business. We rely on patents, trademarks, trade secrets and know-how to maintain our competitive position. The Company owns live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “PhaseOne®”, and “NeutroPhase®”, which are held directly by NovaBay. “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®”, and “KP Duty®” are held directly by our former wholly-owned subsidiary DERMAdoctor. The DERMAdoctor trademark registrations and pending applications were sold as part of the DERMAdoctor Divestiture.

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

Research and Development

We are currently not conducting substantial research and development. A majority of our research and development activities are focused on compliance with ongoing regulatory and maintenance requirements related to our existing products. For the years ended December 31, 2023 and 2022, we incurred total research and development expenses of approximately $68 thousand and $174 thousand, respectively.

Seasonality

Avenova Branded Products

Consistent with our peers in the United States pharmaceutical industry, prescriptions for Avenova Spray experience seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins. Sales of Avenova Spray through non-prescription channels, along with the other Avenova branded products, experience less seasonality and more consistent sales throughout the year.

Dermatology/Skincare Products

Our DERMAdoctor branded products were sold through wholesale distribution relationships with third parties such as Costco and others; therefore, we received periodic large orders that resulted in large chunks of revenue that were received in irregular intervals during the year. Sales of DERMAdoctor branded products that contained sunscreen and antiperspirants were higher in the summer seasons and sales of DERMAdoctor branded products that contain moisturizers were higher in the fall and winter months. This seasonality will no longer impact our business after the DERMAdoctor Divestiture effective March 25, 2024.

NeutroPhase and PhaseOne Branded Wound Care Products

Our NeutroPhase and PhaseOne branded products were sold through wholesale distribution relationships with third parties such as Chongqing Pioneer Pharma Holdings Limited and Phase One Health; therefore, we received periodic large orders that resulted in large chunks of revenue that were received in irregular intervals during the year.

Our Capital Requirements and Strategic Initiatives

In our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 11, 2023, August 10, 2023 and November 9, 2023, and this annual report on Form 10-K, we reported that we expected our expenses will continue to exceed our revenues, as the Company continues to invest in its commercialization efforts. Further, based on the amount of capital and liquidity that we had available, we determined that our planned operations raised substantial doubt about our ability to continue as a going concern. Additionally, we noted that changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, the national pandemic impacts and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

To help address our need for liquidity and capital to fund our planned operations, we entered into the financing transactions summarized below during 2023, which resulted in our Company raising approximately $3.6 million in gross proceeds.

2023 Financing Transactions

On April 27, 2023, the Company entered into the 2023 Private Placement that provided for the issuance and sale of $3.3 million aggregate principal amount of Secured Convertible Notes and the May 2023 Warrants exercisable for 5,076,928 shares of common stock. The 2023 Private Placement closed on May 1, 2023 and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. In connection with the 2023 Private Placement, certain previously issued common stock purchase warrants exercisable for 1,724,455 shares of common stock were amended to lower their exercise price from $6.30 to $1.50 per share.

On December 21, 2023, the Company entered into the 2023 Warrant Reprice Transaction with certain of existing holders of the May 2023 Warrants that were issued in the 2023 Private Placement. Participants agreed to exercise May 2023 Warrants exercisable for 2,528,848 shares of common stock at a reduced exercise price of $0.25 and were issued the December 2023 Warrants exercisable for 2,528,848 shares of common stock. The Company received gross proceeds of $0.6 million, before deducting placement agent fees and other offering expenses.

See also Notes 11, “Financing Activities”; 12, “Secured Convertible Notes”; 13, “Common Stock Warrants”; and 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Ongoing Strategic Initiatives

While the 2023 Warrant Reprice Transaction and the 2023 Private Placement provided needed capital for the continuing operation of our business, additional funding or substantial revenue growth will be needed in both the short- and long-term in order to continue the operation of our business according to our existing business plan. In addition to strategies to grow our revenue in fiscal year 2024 and improve liquidity, we are taking steps to reduce our operating expenses, including through streamlining operations and reducing or eliminating excess costs. Further, we are continuing to evaluate our current business plan and potential changes to our business and strategic direction. For example, we announced the closing of our DERMAdoctor Divestiture on March 25, 2024 which provided additional funding from the $1.1 million purchase price and we anticipate this transaction will have a positive impact on both future cash burn and profitability of the Company. If we do not raise additional capital or our operating losses do not decrease significantly in the near term, then we may need to implement additional cost reduction measures and make changes to our current business plan and strategic direction. Such changes may include altering our existing operations and/or pursuing a strategic transaction, such as an additional divestiture of a business or product line and/or related assets. We are continuing to work diligently to improve the capital, liquidity and overall financial condition of our Company.

For additional information regarding the Company’s going concern determination, plans to fund operations and ongoing strategic initiatives, see the sections captioned “Recent Developments” and “Financial Condition, Liquidity and Capital Resources” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and within Note 1, “Organization” in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, or the “General Controls”, which include compliance with the applicable portions of the FDA’s quality system regulations, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) PMN process described below. Avenova Spray is classified as a Class I medical device. None of our products are Class II or Class III medical devices. All DERMAdoctor branded products were classified either as a cosmetic or an OTC monograph drug.

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

Trade Regulation

Our products, particularly our DERMAdoctor branded products, are or were, as the case may be, also subject to regulation by the U.S. Consumer Product Safety Commission (“CPSC”) and the U.S. Federal Trade Commission (“FTC”). These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of products.

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

In addition, we exported DERMAdoctor branded products outside of the United States, and those products were subject to several United States statutes and regulations that regulate exportation from the United States. These products did not require an export license so long as the product was not shipped or otherwise transferred to a comprehensively embargoed country or for a potentially prohibited purpose. DERMAdoctor developed, maintained and followed internal controls to ensure that it did not export its products to embargoed countries or for prohibited purposes.

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

Human Capital

As of December 31, 2023, on a consolidated basis, we had a total of 26 employees, 24 of whom were full-time employees and 2 were part-time employees (which included DERMAdoctor employees no longer with the Company after the DERMAdoctor Divestiture). None of our employees are represented by labor unions or covered by collective bargaining agreements. We comply with the latest employment best practices and consider our relationship with our employees to be good.

Facilities

Our principal executive office is located in Emeryville, California. We are party to an Office Lease (the “Lease”), dated August 24, 2016, as subsequently amended on January 24, 2022, pursuant to which we lease approximately 7,675 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC (the “Landlord”), for our principal executive offices. The expiration date of the Lease is July 31, 2027, unless terminated earlier pursuant to the provisions of the Lease. We believe that our office and administration facilities are suitable and adequate for our current operations and their current purpose, but we may require additional space and facilities as our business expands.

Prior to the DERMAdoctor Divestiture, our former wholly-owned subsidiary, DERMAdoctor, was party to a lease with Green Bay Packaging Inc., as landlord, and DERMAdoctor, as tenant, dated August 27, 2019 (the “Subsidiary Lease”), for 19,136 square feet of space located at 4346 Belgium Boulevard, Building 2, Riverside, Missouri, which DERMAdoctor utilized for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024, although it was assigned and divested from the Company as a part of the DERMAdoctor Divestiture.

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

Risks Relating to Our Business

There is substantial doubt about our ability to continue as a going concern.

We have sustained operating losses for the majority of our corporate history. In fiscal 2023, our expenses exceeded our revenues, as we continue to invest in our commercialization efforts. We will need to generate significant revenues to achieve and maintain profitability, which we have not been able to achieve to date. Our operating cash flow currently is not sufficient to support our ongoing operations, and we expect to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, our current cash resources are not sufficient to fund operations at the expected level of activity beyond the third quarter of 2024. As such, additional funding or substantial revenue growth will be needed in both the short- and long-term in order to pursue our business plan. We are continuing to evaluate our current business plan and potential changes to our business and strategic direction. If we do not raise additional capital or our revenues do not reach sufficient levels in the near term, then we may need to implement additional cost reduction measures and changes to our current business plan and strategic direction. Such changes may include altering our existing operations and/or pursuing a strategic transaction, such as a divestiture of certain business or product lines and related assets. By way of example, as part of our strategic direction, we recently sold DERMAdoctor for $1.1 million. As a result of these circumstances, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. Future reports on our financial statements may continue to include such disclosures. If we cannot continue as a going concern, our stockholders may lose their entire investment in our securities.

We require additional capital to finance our operations as currently conducted, which may not be available to us on acceptable terms or at all and may result in dilution to our existing stockholders.

Our current cash resources are not sufficient to fund operations at the expected level of activity beyond the third quarter of 2024, and we therefore require additional capital to fund our operations. As of December 31, 2023, our cash and cash equivalents were $3.1 million and we had an accumulated deficit of $174.8 million. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms or at all when needed, we may have to implement additional cost reduction measures and/or make changes to our current business, which may have a material adverse effect on our business, financial condition, and results of operations.

Our future success is largely dependent on the successful commercialization of our products, particularly Avenova Spray.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize our products, specifically Avenova Spray. While we believe we are working to create an efficient commercial organization, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to be successful. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of Avenova Spray, which could cause our commercialization efforts to be unprofitable or less profitable than expected.

Acceptance and use of Avenova Spray by physicians, retail partners, wholesale customers and other customers may depend on a number of factors including: (i) perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products; (ii) published studies demonstrating the cost-effectiveness of our products relative to competing products; (iii) availability of reimbursement for our products from government or commercial payers; and (iv) effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any. The failure of any of our products to find market acceptance would harm our business and could require us to seek additional financing to fund our operations.

Goodwill, intangible and other assets from our 2021 DERMAdoctor Acquisition have become fully impaired, which adversely impacted our profitability in 2023 and 2022.

We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Additionally, at least annually at year end, or more frequently at interim periods, we periodically review our intangible and other long-lived assets for impairment. During the fourth quarters of 2023 and 2022, we performed our annual testing for goodwill, intangible and other long-lived asset impairment which resulted in us recording goodwill, intangible and other asset impairment charges of $2.6 million and $6.7 million, relating to our DERMAdoctor business for the years ended December 31, 2023 and 2022, respectively, which significantly increased our net losses for each year.

We face substantial competition in the eyecare market in which we operate.

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

The companies that we compete against in the eyecare industry may have substantially greater financial, technical and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, our products may be rendered obsolete or non-competitive. In addition, if our competitors develop more effective or affordable products, or achieve earlier intellectual property protection or product commercialization than we do, our operating results will materially suffer. Competition may increase further as existing competitors enhance their offerings or additional companies enter our markets or modify their existing products to compete directly with our products. We may not be able to sustain growth as competitive pressures, including pricing pressure from competitors, increase. Our ability to compete depends on the continued strength of our brand and products, the success of our marketing, innovation and execution strategies, the continued diversity of our product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and our success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third parties to manufacture, supply and distribute our products. Any interruption or failure by these suppliers or other disruptions to our supply chain may materially adversely affect our business, financial condition, results of operations and cash flows.

Our ability to make, move, and sell our products is critical to our success. Historically, we have predominately relied on a single product, Avenova Spray, for our primary revenue stream, which is comprised of our proprietary, stable and pure form of hypochlorous acid.

Damage or disruption to our supply chain, including third-party manufacturing, assembly or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, government action, armed conflict, war (such as the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan) or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results.

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

Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our reputation, net sales, working capital or cash flows from working capital, or cause us to incur excess and obsolete inventory charges. We generally finance our working capital needs through our cash and cash flows from operations, and if we do not have enough cash and cash flows from our operations, then we may not be able to produce the inventories required to meet demand, which could result in a loss of sales, the loss of wholesale customers and/or retail partners and adversely impact our reputation. We have sought and continue to seek to improve our payable terms, which could also adversely affect our relations with our suppliers.

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

Our business is sensitive to general economic conditions and consumer spending. Therefore, we face risks associated with U.S. and international economic conditions, including a recession or other economic downturn, and are subject to events beyond our control including armed conflict, war, public health crises (such as the COVID-19 pandemic), trade disputes, economic sanctions, and their collateral impacts. In particular, consumer spending on discretionary premium items, as well as eyecare products is influenced and may be impacted by general economic conditions, wage and salary levels, trends in consumer confidence and spending, interest rates, inflation, and the availability of discretionary income and consumer credit. Further, adverse U.S. or international economic conditions, including recessionary conditions, or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, poses a risk to our business. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. In addition, deterioration in global financial markets could make future financing difficult or more expensive, which could have a material adverse effect on our ability to finance the acquisition of inventory for sale to our customers. Additional concerns include abrupt political change, terrorist activity, and armed conflict and any escalation or expansion thereof, including but not limited to the dispute between Israel and Hamas, Russia and Ukraine, and China and Taiwan, which pose a risk of further general economic disruption.

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

Avenova Spray is not approved by the FDA as a drug, and we rely solely on the 510(k) clearance for Avenova Spray and certain of our other products as a medical device.

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

Government investigations concerning the promotion of unapproved drug products, off-label use and related issues are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of applicable law or if we agree to a settlement in connection with an enforcement action, we would likely face significant fines and penalties and be required to substantially limit and change our sales and promotion activities.

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

There is also greater regulatory scrutiny, especially in the United States, on advertising (in particular, direct to consumer advertising), promotion and pricing of pharmaceutical products. Certain regulatory changes or decisions could make it more difficult for us to sell our products. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory clearance, product recalls, seizure of products, operating restrictions, injunctions, warning letters, criminal prosecution and other enforcement actions. Any of these events could prevent us from marketing our products and our business may not be able to continue past such concerns. If any of the above occurs to Avenova Spray, our business, results of operations, financial condition and cash flows could be materially adversely affected.

We do not have our own manufacturing capacity, and we rely on partnering arrangements or third-party manufacturers for the manufacture of our products and potential products.

The FDA and other governmental authorities require that all our products be manufactured in strict compliance with federal Quality Systems Regulations (“QSR”) and other applicable government regulations and corresponding foreign standards. We do not currently operate manufacturing facilities for the production of our products. As a result, we have partnered with third parties to manufacture our products or rely on contract manufacturers to supply, store and distribute our products and help us meet legal requirements. As we have limited control over our commercial partners, any performance failure on their part (including failure to deliver compliant, quality components or finished goods on a timely basis) could affect the commercialization of our products, producing additional losses and reducing or delaying product revenues. If any of our commercial partners or manufacturers have violated or is alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer significant financial, operational and reputational harm or other negative outcomes, including possible legal consequences.

Our products require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers and partners often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Accordingly, we and our third-party manufacturers are also subject to periodic unannounced inspections by the FDA to determine compliance with the FDA’s requirements, including primarily cGMP, the QSR, medical device reporting regulations and other applicable government regulations and corresponding foreign standards, including ISO 13485.

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

Our Common Stock is currently listed on the NYSE American. If we are unable to comply with the continued listing requirements of the NYSE American, our Common Stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our Common Stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. Historically, our stockholders’ equity has at times been below the minimum requirements of Section 1003(a) of the Company Guide though we have met all such minimum requirements since September 30, 2020. In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards in the future, the NYSE American will take the appropriate action which, depending on the circumstances, may include initiating its compliance procedures or initiating delisting proceedings. If our Common Stock is delisted, this could, among other things, substantially impair our ability to raise additional funds; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants, subscription agreements or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management's time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

Our stockholders will experience significant dilution as a result of the conversion of the Series B Preferred Stock, the conversion of the Series C Preferred Stock and the potential exercise of outstanding common stock purchase warrants.

We have a significant number of Company securities that are or will be convertible and/or exercisable into shares of our common stock. As of December 31, 2023, these Company securities include 5,607 shares of Series B Preferred Stock that are convertible into 22,428,000 shares of common stock, 1,097 shares of Series C Preferred Stock that are convertible into 4,388,000 shares of common stock (subject to potential increase or other adjustment in the number of shares due to applicable anti-dilution adjustments), notes that are convertible into 1,454,021 shares of common stock and common stock warrants exercisable for 7,382,447 shares of common stock. As of December 31, 2023, we had 11,230,150 shares of common stock issued and outstanding. Subsequent to December 31, 2023, as of March 21, 2024, we had 30,098,150 shares of common stock issued and outstanding. Accordingly, upon the conversion or exercise (as applicable) of some or all of the Series B Preferred Stock, the Series C Preferred Stock, convertible notes and common stock warrants, as well as the exercise of stock options and other equity based awards that have been or will be issued and/or granted by us, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution.

Offers or availability for sale of a substantial number of shares of our common stock, including as a result of the conversion of the Series B Preferred Stock and the Series C Preferred Stock and/or the exercise of outstanding warrants may cause the price of our publicly traded securities to decline and make it more difficult for us to raise capital in the future.

Sales of a significant number of shares of our common stock in the public market could depress the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. For example, sales of shares of common stock that are issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock and/or the exercise of outstanding warrants may cause the price of our publicly traded securities to decline. The shares of common stock underlying the shares of Series B Preferred Stock, Series C Preferred Stock and outstanding warrants represent, in the aggregate, approximately 114% of the total number of shares of common stock outstanding as of March 21, 2024. Upon conversion or exercise, as the case may be, of those securities, the shares of common stock we issue upon such conversion or exercise could be sold into the public market, and such sales could be significant and have an adverse impact on the price of our common stock. Additionally, such conversion or exercise could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and/or at a price that we deem reasonable or appropriate, or at all.

If we offer common stock or other securities in the future and the price that we sell those securities for is less than the current conversion price of our Series C Preferred Stock, then we will be required to issue additional shares of common stock to the holders of the Series C Preferred Stock upon conversion, which will be dilutive to all of our other stockholders.

The Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock (“Series C Certificate of Designation”) contain anti-dilution provisions that require the lowering of the conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued by us in subsequent offerings, if lower than the current conversion price. A reduction in the conversion price of the Series C Preferred Stock will result in a greater number of shares of common stock being issuable upon conversion of such preferred stock for no additional consideration, causing greater dilution to our stockholders. The Series B Preferred Stock had a similar anti-dilution provision until such provision was eliminated on January 29, 2024 due to more than 75% of the Series B Preferred Stock originally issued being converted into common stock. For example, the consummation of the 2023 Private Placement and the 2023 Warrant Reprice Transaction each triggered the anti-dilution protection in the Series B and Series C Certificate of Designation, resulting in an aggregate additional 31,496,010 shares of common stock that were issuable upon conversion of the Series B and Series C Preferred Stock. Furthermore, as there is no floor on the conversion price for the Series C Preferred Stock, and, therefore, we cannot determine the total number of shares issuable upon conversion that may occur in the future. In addition, it is possible that we may not have a sufficient number of authorized and available shares of common stock in the future to satisfy the conversion of Series C Preferred Stock, as the case may be, if we enter into a future transaction that reduces the applicable conversion price of such securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Many aspects of our business are dependent upon our computer systems, devices, and networks to collect, process, and store data necessary to conduct many aspects of our business, including the analysis of our products, the maintenance of our intellectual property, the recording and reporting of commercial and financial information, and payroll. We rely on standard operating systems and software from established and reliable third parties to provide security including Microsoft 365, Salesforce, and ADP. The Company does not have in-house information technology personnel. Management makes concerted efforts to select third-party software providers with a demonstrated track-record of effectively addressing cyber-security concerns. In event of a cyber-security incident, we would rely upon these providers. In light of the Company's current size and relatively low cyber-risk profile, management believes that reliance upon experienced third-party providers is the most prudent and cost-effective course.

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company employees, including our Chief Executive Officer, General Counsel and Chief Compliance Officer. Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general risk oversight function. The Board of Directors has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation. In its oversight role, the Board of Directors is expected to specifically consider risks that relate to the reputation of the Company and the general industry in which we operate, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.

Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given the nature and size of our Company, we do not have a dedicated enterprise risk function, but our management regularly considers and evaluates risks to our Company. As part of that risk management process, management identifies, assesses and evaluates risks impacting our operations across the Company, including those risks related to cybersecurity, and raises them for discussion with our employees, and where it is determined to be appropriate, issues are also raised to the Board of Directors for consideration.

To promote organization-wide attention to cybersecurity issues, we conduct mandatory employee training on cybersecurity and provide ongoing cybersecurity education and awareness, monitoring phishing attacks, and cybersecurity awareness materials.

Cybersecurity Risks

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents. For additional information regarding risks relating to information security, see “Item 1A—Risk Factors.”

ITEM 2.	PROPERTIES

Our principal executive offices and administrative operations are located at 2000 Powell Street, Suite 1150, Emeryville, California. In total, we lease approximately 7,675 square feet of office space in the facility pursuant to the Lease expiring on July 31, 2027.

Prior to the DERMAdoctor Divestiture, our former wholly-owned subsidiary, DERMAdoctor, was party to a lease with Green Bay Packaging Inc., as landlord, and DERMAdoctor, as tenant, dated August 27, 2019 (the “Subsidiary Lease”), for 19,136 square feet of space located at 4346 Belgium Boulevard, Building 2, Riverside, Missouri, which DERMAdoctor utilized for light manufacturing, storage, distribution of products and administrative functions. The lease commenced on October 1, 2019 and expires on December 31, 2024, although it was assigned and divested from the Company as a part of the DERMAdoctor Divestiture.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of December 31, 2023, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American, under the symbol “NBY.”

Holders

As of March 21, 2024, there were approximately 114 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” in Item 1A. and elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise or update any forward-looking statements after the date of this annual report, even if new information becomes available in the future.

Overview

NovaBay Pharmaceuticals, Inc. (the “Company”) develops and sells scientifically-created and clinically-proven eyecare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for the cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. DERMAdoctor branded products were marketed and sold through the DERMAdoctor website, well-known traditional and digital beauty retailers, and a network of international distributors. We acquired DERMAdoctor in November 2021 (the “DERMAdoctor Acquisition”), and since completing this transaction we worked to integrate and expand the DERMAdoctor business in order to achieve strategic objectives contemplated by the DERMAdoctor acquisition, including revenue growth, cost reductions and overall profitability. We were not able to achieve these objectives in fiscal 2023, although our overall operating loss attributable to the skin care segment declined significantly in 2023 compared to fiscal 2022. We continue to evaluate strategies for our entire Company, to maximize revenue growth and profitability and minimize operating losses while addressing our capital and liquidity needs. To that end, we determined to divest DERMAdoctor and entered into a Membership Unit Purchase Agreement with New Age Investments, LLC (“New Age”) dated March 12, 2024 to buy DERMAdoctor from us which closed on March 25, 2024.

Recent Developments

DERMAdoctor Divestiture

On March 12, 2024, we entered into a Membership Unit Purchase Agreement (the “Purchase Agreement”) by and among: (i) New Age; (ii) DERMAdoctor; and (iii) the Company. Pursuant to the Purchase Agreement, the Company sold 100% of the membership units (the “Membership Units”) of DERMAdoctor (the “DERMAdoctor Divestiture”), which was the Company’s wholly-owned subsidiary that developed, manufactured, marketed, branded, distributed, and sold a variety of skincare products.

Upon the closing of the DERMAdoctor Divestiture on March 25, 2024 as contemplated by the Purchase Agreement, the Company sold the Membership Units to New Age for a purchase price of $1,070,000, streamlining our business and allowing us to focus on pursuing better growth opportunities.

Amendment to the Security Agreement and Consent to Terminate the Subsidiary Guarantee

The closing of the DERMAdoctor Divestiture was subject to certain conditions, which included the Company obtaining the consent of the holders (the “Secured Parties”) of the Company’s Original Discount Senior Secured Convertible Debentures due November 1, 2024 (the “Secured Convertible Notes”), to (i) amend the Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove the Membership Units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement (the “Security Agreement Amendment”) and (ii) terminate the Subsidiary Guarantee, dated April 27, 2023 (the “Subsidiary Guarantee”), which DERMAdoctor entered into in connection with the issuance of the Secured Convertible Notes (the “Subsidiary Guarantee Termination”).

On March 24, 2024, the Company and the Secured Parties entered into a First Amendment to the Security Agreement to effect the Security Agreement Amendment (the “First Amendment”), and a Consent and Release to effect the Subsidiary Guarantee Termination (the “Subsidiary Guarantee Consent”). As consideration for the Secured Parties executing and delivering the First Amendment and the Subsidiary Guarantee Consent, which reduced the collateral available to secure the obligations under the Secured Convertible Notes, the Company provided each Secured Party the option, at the Secured Party’s election, to receive upon the closing of the DERMAdoctor Divestiture either: (i) a new Series D warrant (the “Series D Warrants”) to purchase shares of the Company’s common stock, or (ii) a new unsecured convertible note convertible into shares of common stock (the “Unsecured Convertible Notes”).  Based on the Secured Parties’ elections and as a result of the closing of the DERMAdoctor Divestiture, the Company issued: (A) a Series D Warrant to a Secured Party that is exercisable for an aggregate of 1,000,000 shares of common stock and (B) New Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of common stock.

2023 Financing Transactions

On April 27, 2023, the Company entered into the 2023 Private Placement that provided for the issuance and sale of $3.3 million aggregate principal amount of Secured Convertible Notes and the May 2023 Warrants exercisable for 5,076,928 shares of common stock. The 2023 Private Placement closed on May 1, 2023 and the Company received gross proceeds of $3.0 million, before deducting placement agent fees and other offering expenses. In connection with the 2023 Private Placement, certain previously issued common stock purchase warrants exercisable for 1,724,455 shares of common stock were amended to lower their exercise price from $6.30 to $1.50 per share.

On December 21, 2023, the Company entered into the 2023 Warrant Reprice Transaction with certain existing holders of the May 2023 Warrants that were issued in the 2023 Private Placement. Participants agreed to exercise May 2023 Warrants exercisable for 2,528,848 shares of common stock at a reduced exercise price of $0.25 and were issued the December 2023 Warrants exercisable for 2,528,848 shares of common stock. The Company received gross proceeds of $0.6 million, before deducting placement agent fees and other offering expenses.

See also Notes 11, “Financing Activities”; 12, “Secured Convertible Notes”; 13, “Common Stock Warrants”; and 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our products. Our net losses were $9.6 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $174.8 million, total current assets of $7.2 million and total assets of $9.0 million.

Included in our net losses for the years ended December 31, 2023 and 2022, was an impairment of our DERMAdoctor business of approximately $2.6 million and $6.8 million, respectively. Approximately $2.6 million and $6.7 million of the total impairment was reflected in the goodwill, intangible and other asset impairment caption in our consolidated statements of operations for each of those years, respectively, and approximately $0.1 million was reflected in the general and administrative caption in our consolidated statements of operations for the year ended December 31, 2022. The impact of the DERMAdoctor impairment on our consolidated balance sheet as of December 31, 2023 was reflected by a right-of-use asset reduction to $1.3 million by $0.1 million, a goodwill reduction to zero by $0.3 million and other intangible assets, net was fully reduced to zero by $2.1 million. Refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report for further information on the impairment of our DERMAdoctor business. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information above under the subheading “Overview”.

We expect to grow commercial sales of Avenova branded products primarily through an expansion of domestic market penetration of our online channels as well expanded product offerings through partnerships with other eyecare product providers.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We review goodwill, indefinite-lived intangible assets and long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgement in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the fourth quarters of 2023 and 2022 to fully impair these assets related to our DERMAdoctor business as further described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

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

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022 (in thousands)

	For the Years Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Statement of Operations
Sales:
Product revenue, net	$14,687	$14,374	$313	2%
Other revenue, net	39	30	9	30%
Total sales, net	14,726	14,404	322	2%

Cost of goods sold	6,831	6,623	208	3%
Gross profit	7,895	7,781	114	1%

Research and development	68	174	(106)	(61%)
Sales and marketing	6,500	7,798	(1,298)	(17%)
General and administrative	6,330	7,489	(1,159)	(15%)
Goodwill, intangible and other asset impairment	2,593	6,737	(4,144)	(62%)
Total operating expenses	15,491	22,198	(6,707)	(30%)
Operating loss	(7,596)	(14,417)	6,821	(47%)

Non-cash gain on changes in fair value of warrant liability	272	5,446	(5,174)	(95%)
Non-cash gain on changes in fair value of embedded derivative liability	40	—	40	100%
Non-cash gain on changes in fair value of contingent liability	—	561	(561)	(100%)
Non-cash loss on modification of common stock warrants	(292)	(1,922)	1,630	(85%)
Other expense, net	(2,064)	(276)	(1,788)	648%

Net loss	$(9,640)	$(10,608)	$968	(9%)

DERMAdoctor Divestiture

The results above include the financial results of DERMAdoctor for all periods presented. Subsequent to December 31, 2023, on March 25, 2024, we announced the closing of the DERMAdoctor Divestiture. Accordingly, DERMAdoctor results will be excluded from future periods presented after closing. See additional information about the DERMAdoctor Divestiture above under the subheading “Recent Developments”.

Total Net Sales and Cost of Goods Sold

Product revenue, net, increased by $0.3 million, or 2%, to $14.7 million for the year ended December 31, 2023, from $14.4 million for the year ended December 31, 2022.

Revenue from Avenova Spray increased by $0.2 million to $7.8 million for the year ended December 31, 2023 from $7.6 million for the year ended December 31, 2022. The 2022 result reflects an unanticipated increase in expired Avenova Spray units returned from retail pharmacies for product purchased prior to the launch of our over-the-counter Avenova Spray product in 2019 and the beginning of the COVID-19 pandemic in 2020. Additionally, the Company recorded a year-over-year increase of $0.2 million in 2023 in revenue from other Avenova branded optical products, including the Company’s NovaWipes by Avenova and Avenova Moist Heating Eye Compress Mask.

Additionally, product revenue, net, from the Company’s NeutroPhase and PhaseOne branded wound care products was $0.5 million higher during the year ended December 31, 2023, compared to the year ended December 31, 2022.

These increases were partially offset by a $0.6 million decrease in product revenue from DERMAdoctor branded skincare products due to our focus on commercializing only the most profitable skincare products and sales channels. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information above about the DERMAdoctor Divestiture under the subheading “Recent Developments”.

Cost of goods sold increased by $0.2 million, or 3%, to $6.8 million for the year ended December 31, 2023, from $6.6 million for the year ended December 31, 2022. The increase was slightly higher than the percentage increase in overall product revenue due to the relative increase in sales of lower-margin wound care products.

Research and development

Research and development expenses decreased by $106 thousand to $68 thousand for the year ended December 31, 2023, from $174 thousand for the year ended December 31, 2022, as the Company continues to focus on the commercialization of established products rather than the development and launch of new products.

Sales and marketing

Sales and marketing expenses decreased by $1.3 million, or 17%, to $6.5 million for the year ended December 31, 2023, from $7.8 million for the year ended December 31, 2022. The decrease was due primarily to continued lower digital and other advertising costs and related consulting costs incurred in 2023 compared to 2022.

General and administrative

General and administrative expenses decreased $1.2 million to $6.3 million for the year ended December 31, 2023, from $7.5 million for the comparable period in 2022. The 2023 results reflect lower overall average general and administrative headcount as compared to the 2022 period. The Company also experienced a reduction in corporate registration fees and insurance premiums in the 2023 period due to a reduction of related market rates. The Company also recorded lower depreciation and amortization costs in the 2023 period after intangible and other asset impairments were reflected in those asset balances in 2022 as discussed below.

Goodwill, intangible and other asset impairment

In connection with the impairment of our DERMAdoctor business, we recorded a goodwill, intangible and other asset impairment charge of $2.6 million and $6.7 million in the years ended December 31, 2023 and 2022, respectively. Goodwill, indefinite-lived intangible assets and long-lived assets related to our DERMAdoctor business were fully impaired as of December 31, 2023. For further details refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information about the DERMAdoctor Divestiture above under the subheading “Recent Developments”.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a gain of $0.3 million for the year ended December 31, 2023 as compared to a gain of $5.4 million for the year ended December 31, 2022. For additional information regarding the warrant liabilities and related valuations, see Note 13, “Common Stock Warrants and Warrant Liabilities”, in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Non-cash gain on changes in fair value of embedded derivative liability

The adjustments to the fair value of the embedded derivative liability resulted in a gain of $40 thousand for the year ended December 31, 2023. The gain results from the decrease in the Company’s common stock price during the period that the embedded derivative liability was classified as a liability. The Company did not record a comparable result for the year ended December 31, 2022.

Non-cash gain on changes in fair value of contingent liability

Adjustments to the fair value of contingent liability resulted in a gain of $0.6 million for the year ended December 31, 2022 with no comparable adjustment for the 2023 period. The contingent liability related to potential earn out payments that could have become payable if specified DERMAdoctor business milestones were achieved during the first two calendar years after the DERMAdoctor Acquisition. We have determined that the above-mentioned milestones were not met and therefore no earn out payments are due.

Non-cash loss on modification of common stock warrants

During the year ended December 31, 2023, the Company recorded a $0.3 million non-cash loss on the modification of common stock warrants, which resulted from the 2023 Private Placement and 2023 Warrant Reprice Transaction. During the year ended December 31, 2022, the Company recorded a $1.9 million non-cash loss on the modification of common stock warrants, which resulted from the 2022 Warrant Reprice Transaction. For additional information, see Notes 11, “Financing Activities” and 13, “Common Stock Warrants and Warrant Liabilities”, in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Other expense, net

Other expense, net increased $1.8 million to $2.1 million for the year ended December 31, 2023, from $0.3 million for the year ended December 31, 2022. The increase was primarily due to the amortization of discounts and issuance costs related to the Secured Convertible Notes issued in May 2023 with no comparable expense for the year ended December 31, 2022. For additional information, see Note 12, “Secured Convertible Notes” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents were $3.1 million, compared to $5.4 million as of December 31, 2022. Our cash and cash equivalents as of December 31, 2023 includes $0.6 million of net proceeds from the 2023 Warrant Reprice Transaction and $2.8 million of net proceeds from the 2023 Private Placement. Under the terms of the Secured Convertible Notes issued in the 2023 Private Placement, we are required to make a monthly redemption of the principal amount of the Secured Convertible Notes (“Monthly Redemption”) over an 18-month period, which began on June 1, 2023 in an amount equal to $193 thousand per month, unless such Monthly Redemption is eligible under the terms of the Secured Convertible Notes to instead be settled through the issuance of our common stock. We have paid the Monthly Redemption in cash to date. For additional information regarding the 2023 Warrant Reprice Transaction and 2023 Private Placement and the Secured Convertible Notes, see Notes 11, “Financing Activities” and 12, “Secured Convertible Notes” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Based primarily on the funds available on December 31, 2023, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemption of the Secured Convertible Notes into at least the third quarter of 2024. The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues, as the Company continues to invest in its commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

The Company’s long-term liquidity needs will be largely determined by the success of our commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (4) entering into license agreements to sell new products; and/or (5) the divestiture of certain business or product lines and related assets, which resulted in the DERMAdoctor Divestiture on March 25, 2024. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). There is no assurance that the Company will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating potential other strategic alternatives and transactions. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $4.1 million for the year ended December 31, 2023, which consisted primarily of a net loss of $9.6 million, a non-cash loss of $0.3 million on the modification of common stock warrants, a non-cash gain of $0.3 million on the change in fair value of our warrant liability, impairment of our DERMAdoctor business including goodwill, intangible assets and property and equipment totaling $2.6 million, the amortization of intangible assets and depreciation of property and equipment of $0.2 million, stock-based compensation expenses of $0.3 million, and a net decrease of $0.7 million in our net operating assets and liabilities.

Net cash used in operating activities was $6.7 million for the year ended December 31, 2022, which consisted primarily of a net loss of $10.6 million, a non-cash loss of $1.9 million on the modification of common stock warrants, a non-cash gain of $5.4 million on the change in fair value of our warrant liability, a non-cash gain of $0.6 million on the change in fair value of our contingent liability, impairment of our DERMAdoctor business including goodwill, intangible assets and property and equipment totaling $6.8 million, the amortization of intangible assets and depreciation of property and equipment of $0.5 million, stock-based compensation expenses of $0.2 million, and a net decrease of $0.5 million in our net operating assets and liabilities.

Cash Used in Investing Activities

Net cash used in investing activities for the purchase of property and equipment was $19 thousand and $112 thousand for the years ended December 31, 2023 and 2022, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2023, including $0.6 million of net proceeds from the 2023 Warrant Reprice Transaction and $2.8 million of net proceeds from the 2023 Private Placement. The proceeds were partially offset by repayments of $1.5 million on the Secured Convertible Notes issued in the 2023 Private Placement.

Net cash provided by financing activities for the year ended December 31, 2022 of $4.6 million was primarily related to the net proceeds received in the 2022 Warrant Reprice Transaction of $1.7 million, and the net proceeds received in the 2022 Private Placement of $3.0 million (including the issuance of Series C Preferred Stock and the issuance of the 2022 Warrants), partially offset by $0.1 million for the repayment of our DERMAdoctor line of credit, which was terminated in the first quarter of 2022. Additional information on Financing Activities can be found in Notes 11 to 14 in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this report.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of $139.3 million and $117.4 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2024 and $44.4 million that will carry forward indefinitely but are subject to an 80% limitation for years following December 31, 2021. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2023, we also had tax credit carryforwards of $0.5 million for federal income tax purposes and $0.1 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2031. The state tax credits have an indefinite carryover period.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation

Our costs are subject to fluctuations, particularly due to changes in the price of raw and packing materials and the cost of labor, transportation and operating supplies. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2023 or December 31, 2022 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Dermatology/Skincare Products

Our DERMAdoctor branded products were sold through wholesale distribution relationships with third parties such as Costco and others; therefore, we received periodic large orders that resulted in large chunks of revenue that were received in irregular intervals during the year. Historically, sales of DERMAdoctor branded products that contained sunscreen and antiperspirants were higher in the summer seasons and sales of DERMAdoctor branded products that contain moisturizers were higher in the fall and winter months. This seasonality will no longer impact our business due to the DERMAdoctor Divestiture closing on March 25, 2024.

NeutroPhase and PhaseOne Branded Wound Care Products

Our NeutroPhase and PhaseOne branded products were sold through wholesale distribution relationships with third parties such as Chongqing Pioneer Pharma Holdings Limited and Phase One Health; therefore, we received periodic large orders that resulted in large chunks of revenue that were received in irregular intervals during the year.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and convertible note arrangements are provided in Notes 10 and 12, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2023 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2023 and 2022, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues, as the Company continues to invest in its commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Product Returns

Description of the Matter

As described in Note 2 of the consolidated financial statements, when recognizing revenue from product sales, the Company makes an estimate of the amount of consideration the Company expects to be entitled to receive. Upon recognition of these product sales, the Company records estimates for variable consideration consisting of service fees, discounts, rebates, and product returns, resulting in a reduction in product revenue. The variable consideration provisions are recorded within accrued liabilities in the same period that the related revenue is recognized. Liabilities related to the allowance for product returns involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include historical sales and return rates and inventory levels in the distribution channel, as well as existing return policies with customers.

The Company’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of the allowance for product returns. Therefore, we identified the Company’s allowance for product returns as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s processes for estimating the allowance for product returns. We evaluated the significant accounting policies relating to product returns, as well as management’s application of the policies, for appropriateness and reasonableness.

We obtained the Company’s allowance for product returns analysis and performed testing procedures on the underlying data that was used in management’s development of the product returns estimate. We compared the significant assumptions used by management to customer contract information, tested the historical returns data used in the analysis, and reviewed subsequent product return activity. In addition, we performed sensitivity analyses of significant assumptions used in the analysis to determine what changes in assumptions are particularly sensitive when calculating the amount of the allowance for product returns. Additionally, we tested the mathematical accuracy of management’s calculation of revenue, net of product sales allowances, and the associated timing of revenue recognition, in the consolidated financial statements.

Impairment Analysis of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Description of the Matter

As described in Notes 2, 7 and 8 of the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. The Company also reviews its long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Management makes critical assumptions and estimates in completing impairment assessments of goodwill, indefinite-lived intangible assets and long-lived assets. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates. During the year ended December 31, 2023, the Company recognized an impairment charge related to its DERMAdoctor goodwill, indefinite-lived intangible assets and long-lived assets of $2.6 million.

The Company’s impairment analysis related to its goodwill, indefinite-lived intangible assets and long-lived assets requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future sales and earnings as well as the selection of discount rates, which included the need to involve our valuation specialists. Therefore, we identified the Company’s impairment analysis related to its goodwill, indefinite-lived intangible assets and long-lived assets as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s impairment review process. We evaluated the significant accounting policies relating to the Company’s impairment analyses, as well as management’s application of the policies, for appropriateness and reasonableness.

We obtained the Company’s impairment analyses and performed testing procedures on the underlying data and assumptions that were used in management’s analyses. To test the estimated fair values of the assets, we performed audit procedures that included, among other things, assessing methodologies used to determine the fair values and testing the significant assumptions discussed above and the accuracy of the underlying data used by the Company. For example, we evaluated management’s forecasted revenue growth rates used in the fair value estimates by comparing those assumptions to the historical results of the Company and current industry, market and economic forecasts. We involved a valuation specialist to assist in evaluating the valuation methodologies and the significant assumptions such as discount rates, as well as testing the mathematical accuracy of the calculation. Additionally, we performed sensitivity analyses of significant assumptions to evaluate the effect on the fair value estimates of the assets. We also considered events that occurred subsequent to year end and the impact they had on the Company’s impairment analyses.

Valuation of the Secured Convertible Notes, Warrants and Derivatives Related to the 2023 Private Placement

Description of the Matter

As described in Notes 11 and 12 of the consolidated financial statements, in May 2023, the Company closed a private placement (the “2023 Private Placement”) that provided for the issuance and sale of $3.3 million aggregate principal amount of convertible notes and warrants exercisable for up to 5.1 million shares of the Company’s common stock. The Company allocated the proceeds from the 2023 Private Placement between the warrants, an embedded derivative liability, and the convertible notes by applying the residual fair value methodology.

The valuation of the convertible notes, warrants and derivatives related to the 2023 Private Placement and the related allocation of the proceeds requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the valuation of the transaction due to the use of complex valuation models to estimate the value of the convertible notes, warrants and embedded conversion and redeemable features, which included the need to involve our valuation specialists. Therefore, we identified the Company’s valuation of the convertible notes, warrants and derivatives related to the 2023 Private Placement as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s valuation of the convertible notes, warrants and derivatives related to the 2023 Private Placement. We evaluated the significant accounting policies relating to the Company’s analyses, as well as management’s application of the policies, for appropriateness and reasonableness.

To test the accounting for the convertible notes, warrants and embedded derivative liability in the 2023 Private Placement, we performed audit procedures that included, among other things, obtaining an understanding of the Company’s process to account for the issuance of the convertible notes, warrants and derivatives, reviewing the convertible notes and warrant agreements, and testing the accuracy of the underlying data used in the valuation models by tracing the key inputs to relevant terms contained in the convertible notes and warrant agreements. We also involved a valuation specialist to assist in evaluating the valuation methodologies and significant assumptions used in the valuation model, as well as testing the mathematical accuracy of the calculations.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2010.

San Francisco, California

March 26, 2024

PCAOB ID Number 100

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$3,130	$5,362
Accounts receivable, net of allowance for credit losses ($3 and $19 at December 31, 2023 and 2022, respectively)	759	1,973
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($627 and $499 at December 31, 2023 and 2022, respectively)	2,877	3,437
Prepaid expenses and other current assets	388	560
Total current assets	7,154	11,332
Operating lease right-of-use assets	1,296	1,831
Property and equipment, net	87	119
Goodwill	—	348
Other intangible assets, net	—	2,280
Other assets	497	489
TOTAL ASSETS	$9,034	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,130	$1,080
Accrued liabilities	1,516	2,724
Secured Convertible Notes, net of discounts	1,137	—
Operating lease liabilities	495	453
Total current liabilities	4,278	4,257
Warrant liability	334	—
Operating lease liabilities-non-current	1,108	1,588
Total liabilities	5,720	5,845
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 6 and 12 shares issued and outstanding at December 31, 2023 and 2022, respectively	275	570
Series C Preferred Stock; 1 and 2 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,675	2,403
Common stock, $0.01 par value; 150,000 shares authorized, 11,230 and 2,035 shares issued and outstanding at December 31, 2023 and 2022, respectively*	112	20
Additional paid-in capital*	176,101	165,713
Accumulated deficit	(174,849)	(158,152)
Total stockholders’ equity	3,314	10,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,034	$16,399

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Sales:
Product revenue, net	$14,687	$14,374
Other revenue, net	39	30
Total sales, net	14,726	14,404

Cost of goods sold	6,831	6,623
Gross profit	7,895	7,781
Operating expenses
Research and development	68	174
Sales and marketing	6,500	7,798
General and administrative	6,330	7,489
Goodwill, intangible and other asset impairment	2,593	6,737
Total operating expenses	15,491	22,198
Operating loss	(7,596)	(14,417)

Non-cash gain on changes in fair value of warrant liability	272	5,446
Non-cash gain on changes in fair value of embedded derivative liability	40	—
Non-cash gain on changes in fair value of contingent liability	—	561
Non-cash loss on modification of common stock warrants	(292)	(1,922)
Other expense, net	(2,064)	(276)

Net loss	$(9,640)	$(10,608)

Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion prices	7,057	5,657
Net loss attributable to common stockholders	$(16,697)	$(16,265)

Net loss per share attributable to common stockholders (basic and diluted)*	$(3.96)	$(10.10)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)*	4,215	1,610

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Equity
Balance at December 31, 2021	14	$680	1,365	$13	$151,365	$(141,887)	$10,171
Net loss	—	—	—	—	—	(10,608)	(10,608)
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	220	—	220
Vesting of director restricted stock awards	—	—	3	—	—	—	—
Reclassification of November 2021 Warrants from liability	—	—	—	—	7,502	—	7,502
Conversion of Series B Preferred Stock to common stock	(2)	(110)	161	2	108	—	—
Down round feature adjustment related to Series B Preferred Stock	—	—	—	—	5,657	(5,657)	—
Modification of common stock warrants in connection with 2022 Warrant Reprice Transaction	—	—	—	—	1,922	—	1,922
Issuance of common stock in connection with 2022 Warrant Reprice Transaction, net of offering costs	—	—	328	3	283	—	286
Reclassification of July 2020 Warrants and November 2021 Warrants to liability in connection with 2022 Warrant Reprice Transaction	—	—	—	—	(3,825)	—	(3,825)
Reclassification of July 2020 Warrants, November 2021 Warrants and September 2022 Warrants from liability	—	—	—	—	1,851	—	1,851
Issuance of Series C Preferred Stock and 2022 Warrants, net of offering costs	3	3,035	—	—	—	—	3,035
Conversion of Series C Preferred Stock to common stock	(1)	(632)	159	2	630	—	—
Shares issued due to Reverse Stock Split rounding feature	—	—	19	—	—	—	—
Balance at December 31, 2022	14	$2,973	2,035	$20	$165,713	$(158,152)	$10,554
Net loss	—	—	—	—	—	(9,640)	(9,640)
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	291	—	291
Vesting of director restricted stock awards	—	—	5	—	—	—	—
Conversion of Series B Preferred Stock to common stock	(6)	(295)	6,384	64	231	—	—
Down round feature adjustment related to Series B Preferred Stock	—	—	—	—	6,385	(6,385)	—
Conversion of Series C Preferred Stock to common stock	(1)	(728)	277	3	725	—	—
Down round feature adjustment related to Series C Preferred Stock	—	—	—	—	672	(672)	—
Modification of common stock warrants in connection with 2023 Private Placement	—	—	—	—	286	—	286
Reclassification of May 2023 Warrants from liability	—	—	—	—	1,360	—	1,360
Reclassification of 2023 Private Placement embedded derivative liability	—	—	—	—	169	—	169
Modification of common stock warrants in connection with 2023 Warrant Reprice Transaction	—	—	—	—	193	—	193
Issuance of common stock in connection with 2023 Warrant Reprice Transaction, net of offering costs	—	—	2,529	25	76	—	101
Balance at December 31, 2023	7	$1,950	11,230	$112	$176,101	$(174,849)	$3,314

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective November 15, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022

Operating activities:
Net loss	$(9,640)	$(10,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	51	120
Amortization of intangible assets	152	363
Impairment of goodwill, intangible and other assets	2,593	6,737
Impairment of property and equipment	2	66
Stock-based compensation expense related to employee and director stock awards	291	220
Non-cash gain on changes in fair value of warrant liability	(272)	(5,446)
Non-cash gain on changes in fair value of embedded derivative liability	(40)	—
Non-cash gain on changes in fair value of contingent liability	—	(561)
Non-cash loss on modification of common stock warrants	292	1,922
Accretion of interest and amortization of debt discounts on convertible notes	1,690	—
Changes in operating assets and liabilities:
Accounts receivable	1,214	(305)
Inventory	560	(217)
Prepaid expenses and other current assets	172	218
Operating lease right-of-use assets	417	(1,420)
Other assets	(17)	(5)
Accounts payable and accrued liabilities	(1,158)	667
Operating lease liabilities	(438)	1,595
Net cash used in operating activities	(4,131)	(6,654)

Investing activities:
Purchases of property and equipment	(19)	(112)
Net cash used in investing activities	(19)	(112)

Financing activities:
Proceeds from issuance of Secured Convertible Notes and May 2023 Warrants, net of discounts	3,000	—
Payments on Secured Convertible Notes	(1,474)	—
Cash debt issuance cost	(181)	—
Proceeds from issuance of Series C Preferred Stock and November 2022 Warrants, net	—	3,035
Proceeds from warrant exercises and issuance of December 2023 Warrants, net	565	1,703
Payment on line of credit	—	(105)
Net cash provided by financing activities	1,910	4,633
Net decrease in cash, cash equivalents, and restricted cash	(2,240)	(2,133)
Cash, cash equivalents and restricted cash, beginning of year	5,846	7,979
Cash, cash equivalents and restricted cash, end of year	$3,606	$5,846

	For the Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$326	$17
Income taxes paid	359	24

	For the Years Ended December 31,
	2023	2022
Supplemental disclosure of non-cash information:
Conversions of preferred stock to common stock	$1,023	$742
Down round feature adjustments related to preferred stock	7,057	5,657
Equity transferred to warrant liabilities	—	3,825
Common stock warrant modification recorded as debt discount	113	—
Warrant liabilities transferred to equity	1,360	9,353
Embedded derivative liability transferred to equity	169	—
Addition of operating lease, right-of-use asset	—	2,039

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company” or “our,” “we,” or “us”) develops and sells scientifically-created and clinically-proven eyecare, and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. Subsequent to December 31, 2023, on March 25, 2024, we announced that we had sold DERMAdoctor (the “DERMAdoctor Divestiture”). We acquired DERMAdoctor in November 2021 (the “DERMAdoctor Acquisition”) in order to achieve overall revenue growth, cost reductions and profitability. We were unable to achieve those objectives with DERMAdoctor. The DERMAdoctor Divestiture immediately streamlined our business by reducing our cash burn and allowing us to begin focusing on pursuing newer and stronger growth opportunities that are better aligned with our core eyecare business.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for the cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated (the “Reincorporation”) and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as two reportable segments: (1) Eyecare and Wound Care and (2) Skincare. As noted above, on March 25, 2024, we closed the DERMAdoctor Divestiture resulting in the sale of our skincare segment.

Effective November 15, 2022, the Company effected a 1-for-35 reverse split of our outstanding common stock (“Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Going Concern

The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues, as the Company continues to invest in its commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

The Company’s long-term liquidity needs will be largely determined by the success of our commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (4) entering into license agreements to sell new products; and/or (5) the divestiture of certain business or product lines and related assets. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). While the Company believes that the proceeds from the 2023 Private Placement and 2023 Warrant Reprice Transaction (as defined below) and the DERMAdoctor Divestiture improved the Company’s liquidity in the near term, there is no assurance that the Company will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating potential other strategic alternatives and transactions. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NovaBay Pharmaceuticals, Inc. and its former wholly-owned subsidiary, DERMAdoctor, LLC. All intercompany balances and transactions have been eliminated in consolidation. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

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

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$3,130	$5,362
Restricted cash included in other assets	476	484
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$3,606	$5,846

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

During the years ended December 31, 2023 and 2022, revenues from significant product categories were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Avenova Spray	$7,805	$7,651
DERMAdoctor	3,552	4,155
NeutroPhase	1,377	976
Other products	1,953	1,592
Total product revenue, net	14,687	14,374
Other revenue, net	39	30
Total sales, net	$14,726	$14,404

During the years ended December 31, 2023 and 2022, revenues were derived primarily from sales of Avenova and DERMAdoctor branded products, directly to consumers through Amazon.com, Avenova.com and DERMAdoctor.com. Sales of Avenova Spray via Amazon comprised 67% and 73% of total Avenova Spray net revenue during the years ended December 31, 2023 and 2022, respectively. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

As of December 31, 2023 and 2022, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows:

	December 31,	December 31,
Major distribution partner	2023	2022
Chongqing Pioneer Pharma Holdings Limited	32%	11%
Major U.S. Retailer A	21%	* %
Avenova Spray Pharmacy Distributor A	12%	30%
Major U.S. Retailer B	* %	15%

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, and contingent consideration. The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

See additional information in Note 3, “Fair Value Measurements”.

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. The allowance is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. Management recorded a reserve for allowance for credit losses of $3 thousand and $19 thousand as of December 31, 2023 and 2022, respectively.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes contract manufacturers to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At December 31, 2023 and 2022, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $627 thousand and $499 thousand, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of five to seven years for office and laboratory equipment, three to five years for computer equipment and software, and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term.

The costs of normal maintenance, repairs, and minor replacements are expensed as incurred.

Business Combinations, Goodwill and Indefinite-Lived Intangible Assets

We account for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The acquisition method requires that identifiable assets acquired and liabilities assumed are recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. Intangible assets are measured at their respective fair values as of the acquisition date. Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination.

Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, management can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires management to estimate the fair value of the Company’s reporting units using either an income or market approach or a combination thereof.

Management makes critical assumptions and estimates in completing impairment assessments of goodwill and indefinite-lived intangible assets. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.

The Company acquired DERMAdoctor in November 2021, and since completing this transaction it worked to integrate and expand the DERMAdoctor business in order to achieve strategic objectives that the Company expected by completing this acquisition, including revenue growth, cost reductions and achieving overall profitability. The Company was not able to achieve these objectives. As a result, management continued to revise its forecast for the future performance of DERMAdoctor branded products. Additionally, subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

During the fourth quarters of 2022 and 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company’s annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing the qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that the fair value of the reporting unit may more likely than not be less than carrying amount, which necessitated the Company performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill related to its DERMAdoctor reporting unit was fully impaired as of December 31, 2023 which resulted in goodwill impairment charges of $0.3 million and $4.2 million during the years ended December 31, 2023 and 2022, respectively, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The impact of the impairments on the consolidated balance sheets as of December 31, 2023 and 2022 was a $0.3 million and $4.2 million reduction to the goodwill caption, respectively.

During the fourth quarters of 2023 and 2022, the Company also performed its indefinite-lived intangible asset impairment assessment. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the Company’s indefinite-lived intangible assets, to determine whether it is more likely than not that the Company’s indefinite-lived intangible assets were impaired. After assessing the totality of events and circumstances, and their potential effect on significant inputs to the fair value calculation, the Company determined that it is more likely than not that its indefinite-lived intangible assets related to its DERMAdoctor reporting unit were impaired. As such, the Company performed a quantitative impairment test on its indefinite-lived intangible assets. Based on the quantitative impairment test, the Company determined that its indefinite-lived trade name intangible asset should be fully impaired as of December 31, 2023, which resulted in a $1.1 million and $1.0 million impairment charge being recorded during the years ended December 31, 2023 and 2022, respectively, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with the DERMAdoctor Acquisition, the Company was subject to paying consideration that was contingent upon the achievement of specified milestone events. The Company recorded this contingent consideration at its fair value on the acquisition date. Each quarter thereafter, the Company revalued the contingent consideration and recorded changes in fair value within the consolidated statements of operations. The DERMAdoctor Acquisition milestone events consisted of financial targets for calendar years 2022 and 2023 which were not met. As a result, the liability recorded for potential earn out payments in the Company’s consolidated balance sheets was zero as of December 31, 2023 and 2022. The Company recognized a $0.6 million non-cash gain related to the change in fair value of the contingent consideration for the year ended December 31, 2022, which is reflected in the Company’s consolidated statements of operations.

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

In connection with the above-mentioned DERMAdoctor reporting unit impairments, discussed in the goodwill and indefinite-lived intangible assets caption above, the Company determined that all of the DERMAdoctor business definite long-lived intangible assets and property and equipment were also impaired. As such, the Company recorded an impairment charge in the years ended December 31, 2023 and 2022 of $1.0 million and $1.6 million, respectively, for the impairment of long-lived intangible assets which is reflected in the caption goodwill, intangible and other asset impairment in the Company’s consolidated statements of operations; $0.1 million for the impairment of a right-of-use asset which is reflected in the caption goodwill, intangible and other asset impairment in the Company’s consolidated statements of operations in the year ended December 31, 2023; and of $2 thousand and $66 thousand, net in the years ended December 31, 2023 and 2022, respectively, for property and equipment which is reflected in the general and administrative expenses caption in the Company’s consolidated statements of operations.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received. Additionally, the Company determined that a right-of-use asset related to the DERMAdoctor business had been fully impaired as of December 31, 2023. Accordingly, the Company recorded an impairment charge of $0.1 million which is reflected in the caption goodwill, intangible and other asset impairment in the Company’s consolidated statements of operations in the year ended December 31, 2023.

The Company has elected to combine lease and non-lease components as a single component. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. Leases include variable components (e.g., common area maintenance) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability but are reflected as an expense in the period incurred.

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized in the consolidated balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

Common Stock Warrants

The Company accounts for common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (ASC 815).

The Company classifies as equity any warrants that (i) require physical share settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement (physical share settlement or net-share settlement). The Company classifies as liabilities any warrants that (i) require net-cash settlement, (ii) give the counterparty a choice of net-cash physical settlement or net-share settlement. In accordance with ASC 815, the Company also classifies as liabilities any warrants for which the shares underlying the contract are subject to stockholder approval before the warrant can be exercised.

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions” and Note 13, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”.

Amendments to warrant terms are recorded as a non-cash gain or loss on modification of common stock warrants. The gain or loss represents the decrease or increase in the fair value of the amended warrants when comparing the value immediately before and after amendment using the Black-Scholes option pricing model. See Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions”.

Preferred Stock

Terms of the Company’s outstanding Preferred Stock include a Ratchet whereby the applicable conversion price may be adjusted (see Note 14, “Stockholders’ Equity”). When this occurs, the Company records a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). These fair values are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions”.

Revenue Recognition

The Company’s product revenue recognition policies are established in accordance with ASC 606, Revenue from Contracts with Customers, in accordance with the following five steps:

i.	identify the contract(s) with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to the performance obligations in the contract; and
v.	recognize revenue when (or as) the entity satisfies performance obligations.

Revenue is recognized in accordance with the amount of consideration which the Company expects to receive.

Revenue generated from end consumers through third-party online retailers, such as Amazon, as well as the Company’s web stores (Avenova.com and DERMAdoctor.com) is recognized on a “sell-through” basis when control of the goods is transferred to the consumer, which generally occurs upon delivery of the products to the party fulfilling the consumer’s order. Revenue is recorded net of any discounts and estimates for refunds and product returns. Fees paid to third-party online retailers and fulfillment parties are recorded as incurred in the Company’s consolidated statements of operations. Fulfillment and shipping and handling fees are recorded as product cost of goods sold. Selling commissions and advertising and promotion fees are recorded as sales and marketing expenses.

Revenue generated through major pharmacy distributors is recognized on a “sell-in” basis when control of the goods is transferred to the distributor, which generally occurs upon delivery of the products to the distributor. Revenue is recorded net of consideration for contract liabilities for distributor services, discounts, rebates, and product returns. The Company estimates returns and other contract liabilities based on historical data which is updated quarterly. Payment for product supply is typically due 30 days after delivery to the distributor.

Revenue generated from end consumers through the Company’s partner pharmacies is recognized on a “sell-through” basis when control of the goods is transferred to the consumer.

Revenue generated from Costco is recognized on a “sell-in” basis when control of the goods is transferred to Costco, which generally occurs upon delivery of the products to Costco. Revenue is recorded net of consideration for discounts and product returns. The Company estimates returns based on historical data which is updated quarterly.

Revenue generated from other retailers is recognized on a “sell-through” basis, net of estimated future product returns, when control of the goods is transferred to the retailer, which generally occurs upon delivery of the products to a third-party carrier who is delivering the products to the retailer.

The Company defers recognition for pre-payments until the Company’s performance obligations are satisfied.

Cost of Goods Sold

Cost of goods sold includes third-party manufacturing costs, shipping and handling costs, third-party fulfillment fees, and other costs associated with products sold. Cost of goods sold also includes any necessary allowances for excess and obsolete inventory as well as lower of cost and estimated net realizable value.

Research and Development Costs

The Company charges research and development costs to expense as incurred. These costs include all costs associated with research, development and regulatory activities.

Patent Costs

Patent costs are expensed in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $1.1 million and $2.0 million, respectively, for the years ended December 31, 2023 and 2022.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 15, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted earnings (loss) per share (“EPS”) as shown in the Company’s consolidated statements of operations.

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

For the years ended December 31, 2023 and 2022, the Series B Preferred Stock and Series C Preferred Stock were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	As of December 31,
	2023	2022
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	22,428,000	1,847,580
Common stock equivalent of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”)	4,388,000	357,750
Stock options	124,897	131,954
Stock warrants	7,382,447	2,305,519
	34,323,344	4,642,803

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASUs”) to the FASB ASC. We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2023. The Company adopted the new standard effective January 1, 2023, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We do not expect that the updated standard will have a significant impact on our financial statement disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$476	$476	$—	$—

Liabilities
Warrant liability	$334	$—	$—	$334

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$484	$484	$—	$—

The Company’s cash equivalents and restricted cash held as certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Secured Convertible Notes (see Note 12, “Secured Convertible Notes”) are carried at proceeds, net of discounts, which management believes approximates fair value. As a result of certain call and put options within the Secured Convertible Notes, the Company recorded a combined embedded derivative liability on its consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Secured Convertible Notes. The fair value of the embedded derivative liability was classified within Level 2 of the fair value hierarchy because the stock price used in the related Black Scholes valuation model (see subheading “Black Scholes Valuation Models and Assumptions” below) was adjusted for the dilutive effect of the 2023 Private Placement. The fair value of the May 2023 Warrants issued in conjunction with the 2023 Private Placement as well as the accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Private Placement used the same stock price and were classified within Level 3.

The fair value of the December 2023 Warrants issued in conjunction with the 2023 Warrant Reprice Transaction as well as the accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Warrant Reprice Transaction were classified within Level 3.

See Note 13, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”, for a reconciliation of the beginning and ending balances for the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this report. The following tables summarize the assumptions utilized for valuations impacting results for the years ended December 31, 2023 and 2022. See also Note 15, “Equity-Based Compensation” for related Black Scholes valuation assumptions.

Warrant Liabilities

Various of the Company’s warrants are subject to stockholder approval upon issuance or amendment and prior to exercise. The warrants are recorded as a liability at fair value upon issuance or amendment and continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs at which time they are transferred to stockholders’ equity at their fair value on the date of approval. Fair value was determined using a Black Scholes model as outlined below.

	November 2021 Warrants	November 2021 Warrants	July 2020, November 2021 & September 2022 Warrants			July 2020, November 2021 & September 2022 Warrants			May 2023 Warrants
Measurement event	Reporting date	Stockholder approval	Amendment and Issuance			Stockholder Approval			Issuance
Date	December 31, 2021	January 31. 2022	September 9, 2022			November 10, 2022			May 1, 2023
Total Value	9.6 million	7.5 million	5.2 million			1.9 million			1.6 million
Gain	not applicable	2.1 million	not applicable			3.4 million			not applicable

Assumptions:
Exercise price	$18.55	$18.55	$6.30			$6.30			1.30
Market price	$13.18	$10.50	$6.29			$2.80			$0.72		(a)
Volatility	87%	91%	79.6%			79.5%			80.1%
Risk-free rate	1.31%	1.65%	3.58	-	3.43%	3.93	-	4.15%	3.60	-	4.04%
Dividend yield	0.0%	0.0%	0.0%			0.0%			0.0%
Term (years)	6.0	6.0	3.4	-	6.0	3.2	–	5.8	2.1	-	5.1%

	May 2023 Warrants			December 2023 Warrants	December 2023 Warrants
Measurement event	Stockholder Approval			Issuance	Reporting Date
Date	June 9, 2023			December 21, 2023	December 31, 2023
Total Value	$1.4 million			$0.4 million	$0.3 million
Gain	$0.2 million			not applicable	$56 thousand

Assumptions:
Exercise price	$1.30			$0.25	$0.25
Market price	$0.68			$0.23	$0.20
Volatility	77.6%			79.3%	79.3%
Risk-free rate	3.92	–	4.59%	3.88%	3.85%
Dividend yield	0.0%			0.0%	0.0%
Term (years)	2.0	-	5.0	5.5	5.5

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Warrant Modifications

Amendments to warrant terms are recorded as a non-cash gain (or loss) on modification of common stock warrants. The gain or loss represents the decrease or increase in the fair value of the amended warrants when comparing the value immediately before and after amendment using the Black-Scholes option pricing model. Fair value was determined using a Black Scholes model as outlined below.

	July 2020 & November 2021 Warrants
Measurement event	Prior to amendment			After amendment
Date	September 9, 2022			September 9, 2022
Total Value	$3.3 million			$5.2 million
Loss	not applicable			$1.9 million

Assumptions:
Exercise price	$18.55 - 57.75			$6.30
Market price	$6.29			$6.29
Volatility	79.6%			79.6%
Risk-free rate	3.43	-	3.58%	3.43	-	3.58%
Dividend yield	0.0%			0.0%
Term (years)	0.7	–	5.4	3.4	–	6.0

	July 2020, November 2021, September 2022 & November 2022 Warrants
Measurement event	Prior to amendment				After amendment
Date	April 27, 2023				April 27, 2023
Total Value	$0.3 million				$0.5 million
Loss	not applicable				$0.2 million

Assumptions:
Exercise price	$6.30				$1.50
Market price	$0.72			(a)	$0.72			(a)
Volatility	80.1%				80.1%
Risk-free rate	3.59	-	4.73%		3.59	–	4.73%
Dividend yield	0.0%				0.0%
Term (years)	1.1	–	5.6		1.1	–	5.6

	May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	December 21, 2023			December 21, 2023
Total Value	$56 thousand			$0.2 million
Loss	not applicable			$0.1 million

Assumptions:
Exercise price	$1.30			$0.25
Market price	$0.23			$0.23
Volatility	79.3%			79.3%
Risk-free rate	3.92	–	4.62%	3.92	–	4.62
Dividend yield	0.0%			0.0%
Term (years)	1.5	–	4.5	1.5	–	4.5

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Preferred Stock include a Ratchet whereby the applicable conversion price may be adjusted (See Note 14, “Stockholders’ Equity”). When this occurs, the Company records a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

	Series B		Series B & C
Measurement event	Prior to amendment	After amendment	Prior to amendment	After amendment
Date	September 9, 2022	September 9, 2022	April 27, 2023	April 27, 2023
Total value (b)	$6.9 million	$12.5 million	$9.6 million	$11.6 million
Deemed dividend	not applicable	$5.7 million	not applicable	$2.0 million

Assumptions:
Exercise price	$14.00	$6.30	$6.30	$1.30
Market price	$6.29	$6.29	$0.72 (a)	$0.72 (a)
Volatility	79.6%	79.6%	80.1%	80.1%
Risk-free rate	3.64%	3.64%	4.91%	4.91%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Term (in years)	1.3	1.3	0.8	0.8

	Series B & C
Measurement event	Prior to amendment	After amendment
Date	December 21, 2023	December 21, 2023
Total value (b)	$1.7 million	$6.8 million
Deemed dividend	not applicable	$5.1 million

Assumptions:
Exercise price	$1.30	$0.25
Market price	$0.23	$0.23
Volatility	79.3%	79.3%
Risk-free rate	5.43%	5.43%
Dividend yield	0.0%	0.0%
Term (years)	0.3	0.3

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Bifurcatable Derivatives

Upon issuance in May 2023, the Secured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 12, “Secured Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Secured Convertible Notes derivative	Secured Convertible Notes derivative
Measurement event	Issuance	Shareholder approval
Date	April 27, 2023	June 9, 2023
Total value (b)	$0.2 million	$0.2 million
Gain	not applicable	$40 thousand

Assumptions:
Exercise price	$1.30	$1.30
Market price	$0.72 (a)	$0.75
Volatility	80.1%	76.9%
Risk-free rate	4.88%	5.41%
Dividend yield	0.0%	0.0%
Term (years)	0.8	0.7

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Adjusted for probability of occurrence.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid dues and subscriptions	$85	$43
Prepaid taxes	83	1
Prepaid inventory	73	211
Prepaid insurance	66	146
Other	81	159
Total prepaid expenses and other current assets	$388	$560

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials and supplies	$1,027	$1,273
Finished goods	2,477	2,663
Less: Reserve for excess and obsolete inventory	(627)	(499)
Total inventory, net	$2,877	$3,437

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	431	412
Leasehold improvements	152	152
Total property and equipment, at cost	760	741
Less: Accumulated depreciation	(673)	(622)
Total property and equipment, net	$87	$119

Depreciation expense was $51 thousand and $120 thousand for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, the Company disposed of damaged, unusable and fully depreciated property and equipment with a cost of approximately $68 thousand and recognized an immaterial loss on the disposal of these assets in the consolidated statements of operation.

During the years ended December 31, 2023 and 2022, the Company recorded an impairment charge of $2 thousand and $66 thousand, net, respectively, for DERMAdoctor property and equipment which is reflected in the general and administrative caption in the Company’s consolidated statements of operations. See also Note 2, “Summary of Significant Accounting Policies”. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

NOTE 7. GOODWILL

Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other. The Company does not amortize goodwill, but rather tests for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

During the fourth quarters of 2023 and 2022, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company’s annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that the fair value of the reporting unit was more likely than not less than the carrying amount, which necessitated the Company performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill related to its DERMAdoctor reporting unit was impaired by $0.3 million and $4.2 million, respectively, during the years ended December 31, 2023 and 2022, including a full impairment as of December 31, 2023. As such, the Company has recorded a goodwill impairment charge in each of the years ended December 31, 2023 and 2022, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The impairment information is discussed in Note 2, “Summary of Significant Accounting Policies”. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

The following table presents details of our goodwill during the years ended December 31, 2023 and 2022 (in thousands):

Amount
Balance as of December 31, 2021	$4,528
Goodwill impairment	4,180
Balance as of December 31, 2022	$348
Goodwill impairment	348
Balance as of December 31, 2023	$—

NOTE 8. OTHER INTANGIBLE ASSETS

As of December 31, 2023 and 2022, other intangible assets consisted of the following (in thousands):

	Balance at December 31, 2023
		Accumulated	Impairments
	Gross	Amortization	to Date	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(2,080)	$—

Amortizable intangible assets
Customer relationships	290	(60)	(230)	—
Trade secrets / product formulations	2,890	(515)	(2,375)	—

Total other intangible assets	$5,260	$(575)	$(4,685)	$—

	Balance at December 31, 2022
		Accumulated	Impairments
	Gross	Amortization	to Date	Net
Indefinite-lived intangible assets
Trade names	$2,080	$—	$(970)	$1,110

Amortizable intangible assets
Customer relationships	290	(48)	(172)	70
Trade secrets / product formulations	2,890	(375)	(1,415)	1,100

Total other intangible assets	$5,260	$(423)	$(2,557)	$2,280

In each of the fourth quarters of 2023 and 2022, the Company determined that certain of its indefinite-lived and long-lived amortizable intangible assets related to its DERMAdoctor business were impaired, including fully impaired as of December 31, 2023. As such, the Company recorded an intangible asset impairment charge of $2.1 million and $2.6 million in the years ended December 31, 2023 and 2022, respectively, which is reflected in the goodwill, intangible and other asset impairment caption in the Company’s consolidated statements of operations. The impairment information is discussed in Note 2, “Summary of Significant Accounting Policies”. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

Amortization expense was $152 thousand and $363 thousand for the years ended December 31, 2023 and 2022, respectively.

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Contract liabilities (see Note 16)	$946	$1,807
Employee payroll and benefits	341	261
Marketing costs	14	104
Inventory purchases	17	101
Other	198	451
Total accrued liabilities	$1,516	$2,724

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2023 or 2022.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2023 or 2022.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of December 31, 2023 and 2022, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. As of December 31, 2023, the Company also leased 19,136 square feet of space located in Riverside, Missouri, which it utilized for light manufacturing, storage, distribution of products and administrative functions related to its DERMAdoctor operations. The lease commenced on October 1, 2019 and expires on December 31, 2024, although it was assigned and divested from the Company as a part of the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

Lease costs for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Operating lease – expense	$525	$525
Operating lease – included in operating cash flow	543	540

The Company has measured its operating lease liabilities as the present value of minimum least payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	For the Years Ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)	3.4	4.3
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of December 31, 2023 were as follows (in thousands):

2024	$557
2025	439
2026	444
2027	290
Total future minimum lease payments	1,730
Less: Imputed interest	(127)
Total	$1,603

Reported as:
Operating lease liability	$495
Operating lease liability- non-current	1,108
Total	$1,603

NOTE 11. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 12, “Secured Convertible Notes”; 13, “Common Stock Warrants” and 14, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

2023 Warrant Reprice Transaction

In December 2023, the Company entered into a warrant reprice transaction (the “2023 Warrant Reprice Transaction”) whereby the price terms of certain May 2023 Warrants exercisable for 2,528,848 shares of common stock were amended and exercised. The price of the amended and exercised May 2023 Warrants was reduced from $1.30 to $0.25. The Company also issued to participants in the 2023 Warrant Reprice Transaction, the December 2023 Warrants exercisable for 2,528,848 shares of common stock.

The 2023 Warrant Reprice Transaction resulted in gross proceeds of approximately $0.6 million. The Company allocated the gross proceeds between the common stock and December 2023 Warrants issued to participants by applying the relative fair value allocation methodology. The Company allocated $0.2 million in gross proceeds to the common stock and $0.4 million to the December 2023 Warrants which were classified as a liability upon issuance and at December 31, 2023.

The Company incurred total issuance costs of $0.2 million in conjunction with the 2023 Warrant Reprice Transaction. The Company allocated $0.1 million of the issuance costs to the common stock which was recorded as a reduction of additional paid-in capital in the Company’s consolidated balance sheets. The remaining $0.1 million was allocated to the warrant liability and expensed as “Other expense, net” in the Company’s consolidated statements of operations during the year ended December 31, 2023.

2023 Private Placement

In May 2023, the Company closed a private placement (the “2023 Private Placement”) with existing accredited institutional investors of the Company that provided for the issuance and sale of $3.3 million aggregate principal amount of the Secured Convertible Notes and the May 2023 Warrants exercisable for up to 5,076,928 shares of common stock.

The Company received gross proceeds of $3.0 million from the 2023 Private Placement. The Company allocated the proceeds from the 2023 Private Placement between the May 2023 Warrants, an embedded derivative liability, and the Secured Convertible Notes by applying the residual fair value methodology. The Company first allocated $1.6 million to the May 2023 Warrants and $0.2 million to the embedded derivative liability with the residual $1.2 million allocated to the Secured Convertible Notes. The embedded derivative liability was subsequently reclassified to equity upon stockholder approval.

The Company incurred total issuance costs of $0.7 million in conjunction with the 2023 Private Placement, including a $0.4 million non-cash loss on the warrant modification. The Company allocated $0.3 million of the issuance costs to the Secured Convertible Notes which was recorded as a discount in the Company’s consolidated balance sheets. The remaining $0.4 million was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s consolidated statements of operations during the year ended December 31, 2023.

2022 Warrant Reprice Transaction

In September 2022, the Company entered into a warrant reprice transaction (the “2022 Warrant Reprice Transaction”) whereby certain terms of all November 2021 Warrants exercisable for 1,071,434 shares of common stock and certain July 2020 Warrants exercisable for 137,145 shares of common stock were amended. In connection with the 2022 Warrant Reprice Transaction, amended November 2021 Warrants exercisable for 267,860 shares of common stock and amended July 2020 Warrants exercisable for 60,000 shares of common stock were exercised. The Company issued to participants in the 2022 Warrant Reprice Transaction, the September 2022 Warrants exercisable for 327,860 shares of common stock.

The 2022 Warrant Reprice Transaction resulted in gross proceeds of approximately $2.1 million. The Company allocated the gross proceeds between the common stock and September 2022 Warrants by applying the relative fair value allocation methodology. The Company allocated $0.7 million in gross proceeds to the common stock and $1.4 million to the September 2022 Warrants which were classified as a liability upon issuance and later reclassified to equity upon stockholder approval.

The Company incurred total issuance costs of $0.5 million in conjunction with the 2022 Warrant Reprice Transaction. The Company allocated $0.3 million of the issuance costs to the common stock which was recorded as a reduction of additional paid-in capital in the Company’s consolidated balance sheets. The remaining $0.2 million was allocated to the warrant liability and expensed as “Other expense, net” in the Company’s consolidated statements of operations during the year ended December 31, 2022.

NOTE 12. SECURED CONVERTIBLE NOTES

In May 2023, the Company issued $3.3 million aggregate principal amount Original Issue Discount Senior Secured Convertible Debentures (the “Secured Convertible Notes”) in conjunction with the 2023 Private Placement (see Note 11, “Financing Activities”). The Secured Convertible Notes were issued with a $300 thousand original issue discount. The Secured Convertible Notes are due November 1, 2024.

The Secured Convertible Notes may be converted or redeemed for a conversion price equal to $1.30 per share (“Conversion Price”) at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance, the Secured Convertible Notes were convertible for up to 2,538,464 shares of common stock. As of December 31, 2023, the Secured Convertible Notes were convertible for up to 1,454,021 shares of common stock.

Beginning June 1, 2023, the Company was required to start making a monthly redemption of 1/18th of the original principal amount of the Secured Convertible Notes. Each monthly redemption reduces the outstanding principle of the Secured Convertible Note by $183 thousand and may be made in cash or, under limiting conditions, in stock at the election of the Company. Monthly redemption in cash requires a total payment of $193 thousand. Monthly redemption in stock requires the issuance of shares equal to $193 thousand divided by the lower of (i) $1.30 or (ii) 90% of the Company’s common stock’s average volume-weighted average price over 10 trading days prior to the redemption. The conditions allowing for redemption in stock have not been met through December 31, 2023 and the Company has made all monthly redemption payments in cash.

The Secured Convertible Notes also provide for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes are outstanding. In connection with the 2023 Warrant Reprice Transaction (see Note 14, “Stockholders’ Equity”), the Company made such a payment totaling $126 thousand in cash against the Secured Convertible Notes.

If any event of default occurs, the outstanding principal amount of the Secured Convertible Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing thereof become immediately due and payable in cash at the holder’s election. After any event of default, the Secured Convertible Notes will also accrue interest at a rate up to 18% per year. The Secured Convertible Notes are secured obligations of the Company including a security interest, a lien upon and a right of set-off against all of the Company’s assets as collateral security. As of December 31, 2023, the Secured Convertible Notes were also secured obligations of DERMAdoctor and DERMAdoctor was a guarantor under the Secured Convertible Notes. DERMAdoctor was released of such obligations in connection with the DERMAdoctor Divestiture.

Upon issuance in May 2023, the lender’s conversion option under the Secured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $209 thousand as of the date of issuance. After stockholder approval of the underlying common stock, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $169 thousand upon stockholder approval. The change of $40 thousand in fair value between the date of issuance and stockholder approval was recorded as a non-cash gain on change in fair value of embedded derivative liability in the consolidated statements of operations. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions”.

The lender’s subsequent financing redemption option and certain events of default also represent embedded call options and the Company’s monthly share redemption option represents an embedded put option. The fair value of these options was determined to be immaterial upon issuance and at each subsequent reporting date.

The Company allocated $1.2 million of gross proceeds from the 2023 Private Placement to the Secured Convertible Notes.

The difference between the $1.2 million allocated to the Secured Convertible Notes and the $3.3 million aggregate principal amount represent discounts for the portion of proceeds allocated to the embedded derivative liability and the May 2023 Warrants (See Note 13, “Common Stock Warrants”) as well as the $0.3 million original issue discount. The Company also allocated $0.3 million of debt issuance costs to the Secured Convertible Notes.

The discounts and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Secured Convertible Notes, assuming that the Secured Convertible Notes will be redeemed for cash of $193 thousand per month beginning in June 2023. During the year ended December 31, 2023, the effective interest rate on the Secured Convertible Notes was 173%. During the year ended December 31, 2023, interest expense recognized, including amortization of the issuance costs and debt discount, was $1.7 million, which was included in other expense, net in the consolidated statements of operations.

The Secured Convertible Notes are presented as follows as of December 31, 2023 (in thousands):

Principal amount	$1,831
Unamortized discount for proceeds allocated to embedded derivative liability and May 2023 Warrants	(596)
Unamortized debt issuance costs	(98)
Total Secured Convertible Notes, net	$1,137

The Secured Convertible Notes, net, are classified as short term in the Company’s consolidated balance sheets.

As of December 31, 2023, the Company's contractual maturity of the principal balance of the Secured Convertible Notes was as follows (in thousands):

2024	$1,831

NOTE 13. COMMON STOCK WARRANTS

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 11, “Financing Activities”; and 14, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

December 2023 Warrants

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company issued the December 2023 Warrants (the “ December 2023 Warrants”) exercisable for 2,528,848 shares of common stock for $0.25 per share through June 21, 2029.

Upon issuance, the December 2023 Warrants were subject to stockholder approval prior to exercise. Stockholder approval had not occurred as of December 31, 2023. These warrants were recorded as a liability at fair value upon issuance and will continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs.

May 2023 Warrants

In May 2023, in conjunction with the 2023 Private Placement, the Company issued following warrants (combined, the “ May 2023 Warrants”):

●	May 2023 Series B-1 Warrants exercisable for 2,538,464 shares of common stock for $1.30 per share through June 9, 2028 (“ May 2023 B-1 Warrants”); and
●	May 2023 Series B-2 Warrants exercisable for 2,538,464 shares of common stock for $1.30 per share through June 9, 2025 (“ May 2023 B-2 Warrants”).

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company amended all May 2023 Warrants to reduce their exercise prices to $0.25. Immediately after amendment, the following May 2023 Warrants were exercised:

●	May 2023 B-1 Warrants exercisable for 634,616 shares of common stock; and
●	May 2023 B-2 Warrants exercisable for 1,894,232 shares of common stock.

For the amendment in December 2023, the Company recognized a $0.2 million loss on modification of common stock warrants related to the May 2023 Warrants.

November 2022 Warrants

In November 2022, in conjunction with the 2022 Private Placement, the Company issued following warrants (combined, the “ November 2022 Warrants”):

●	November 2022 Series A-1 Warrants exercisable for 515,876 shares of common stock for $6.30 per share through November 20, 2024 (“ November 2022 A-1 Warrants”); and
●	November 2022 Series A-2 Warrants exercisable for 515,876 shares of common stock for $6.30 per share through May 20, 2024 (“ November 2022 A-2 Warrants”).

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2022 Warrants to reduce their exercise prices from $6.30 to $1.50 as follows:

●	November 2022 A-1 Warrants exercisable for 436,510 shares of common stock
●	November 2022 A-2 Warrants exercisable for 436,510 shares of common stock

For the amendment in May 2023, the Company recognized a $0.1 million loss on modification of common stock warrants related to the November 2022 Warrants.

September 2022 Warrants

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company issued the September 2022 Warrants (the “ September 2022 Warrants”) exercisable for 327,860 shares of common stock for $6.30 per share through September 11, 2028.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended September 2022 Warrants exercisable for 238,574 shares of common stock to reduce their exercise prices from $6.30 to $1.50.

For the amendment in May 2023, the Company recognized a $46 thousand loss on modification of common stock warrants related to the September 2022 Warrants.

November 2021 Warrants

In November 2021, in conjunction with a private placement transaction, the Company issued the November 2021 Warrants (the “ November 2021 Warrants”) exercisable for 1,071,434 shares of common stock for $18.55 per share through March 9, 2023.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended all November 2021 Warrants to reduce their exercise prices from $18.55 to $6.30 and extend their termination date to September 11, 2028. Immediately after amendment, November 2021 Warrants were exercised for 267,860 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended November 2021 Warrants exercisable for 535,716 shares of common stock to reduce their exercise prices from $6.30 to $1.50.

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the November 2021 Warrants of $1.5 million and $0.1 million, respectively.

July 2020 Warrants

In July 2020, in conjunction with a private placement transaction, the Company issued the July 2020 Warrants (the “ July 2020 Warrants”) exercisable for 197,105 shares of common stock for $57.75 per share through January 22, 2026.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants exercisable for 137,145 shares of common stock to reduce their exercise prices from $57.75 to $6.30. Immediately after amendment, July 2020 Warrants were exercised for 60,000 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended July 2020 Warrants exercisable for 77,145 shares of common stock to reduce their exercise prices from $6.30 to $1.50.

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the July 2020 Warrants of $0.4 million and $14 thousand, respectively.

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding during the years ended December 31, 2023 and 2022 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2021	202,333	$57.13
Warrants granted	2,431,046	11.70
Warrants exercised	(327,860)	6.30
Warrants expired	—	—
Outstanding at December 31, 2022	2,305,519	$7.70
Warrants granted	7,605,776	0.95
Warrants exercised	(2,528,848)	0.25
Warrants expired	—	—
Outstanding at December 31, 2023	7,382,447	1.82

Common stock warrants outstanding as of December 31, 2023 were as follows:

Series	Exercise Price	Expiration Date	Warrants
2019 Ladenburg Warrants	$34.65	August 8, 2024	4,799
July 2020 Warrants	$57.75	January 22, 2026	59,960
July 2020 Warrants	$1.50	January 22, 2026	77,145
TLF Warrants	$23.51	January 15, 2026	429
November 2021 Warrants	$6.30	September 11, 2028	267,858
November 2021 Warrants	$1.50	September 11, 2028	535,716
September 2022 Warrants	$6.30	September 11, 2028	89,286
September 2022 Warrants	$1.50	September 11, 2028	238,574
November 2022 A-1 Warrants	$6.30	November 20, 2028	79,366
November 2022 A-1 Warrants	$1.50	November 20, 2028	436,510
November 2022 A-2 Warrants	$6.30	May 20, 2024	79,366
November 2022 A-2 Warrants	$1.50	May 20, 2024	436,510
May 2023 B-1 Warrants	$0.25	June 9, 2028	1,903,848
May 2023 B-2 Warrants	$0.25	June 9, 2025	644,232
December 2023 Warrants	$0.25	June 21, 2029	2,528,848
Outstanding at December 31, 2023			7,382,447

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands). See additional information per Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions.”

Fair value of warrant liability recognized for November 2021 Warrants as of December 31, 2021	$9,558
Decrease in fair value of November 2021 Warrants liability	(2,056)
Reclassification of November 2021 Warrants liability to equity	(7,502)
Fair value of warrant liabilities recognized in connection with the 2022 Warrant Reprice Transaction	5,241
Decrease in fair value of 2022 Warrant Reprice Transaction warrant liabilities	(3,390)
Reclassification of 2022 Warrant Reprice Transaction warrant liabilities to equity	(1,851)
Warrant liabilities as of December 31, 2022	$—
Fair value of warrant liability recognized for May 2023 Warrants	1,576
Decrease in fair value of May 2023 Warrants liability	(216)
Reclassification of May 2023 Warrants liability to equity	(1,360)
Fair value of warrant liability recognized for December 2023 Warrants	390
Decrease in fair value of December 2023 Warrants liability	(56)
Fair value of December 2023 Warrants liability at December 31, 2023	$334

NOTE 14. STOCKHOLDERS' EQUITY

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board of Directors.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the years ended December 31, 2023 and 2022 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. The Preferred Stock has anti-dilution protection (the “Ratchet”) in the event that the Company sells or grants any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. As of December 31, 2023 and 2022, 5,607 and 11,620 shares of Series B Preferred Stock remained outstanding, respectively. As of December 31, 2023 and 2022, outstanding shares of Series B Preferred Stock were convertible into 22,428,000 and 1,847,580 shares of common stock at a conversion price of $0.25 and $6.30, respectively.

In accordance with the Ratchet, the Series B conversion price was reduced as follows during the years ended December 31, 2023 and 2022 (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●	In September 2022, from $14.00 to $6.30, as a result of the 2022 Warrant Reprice Transaction, resulting in a $5.7 million deemed dividend.
●	In April 2023, from $6.30 to $1.30, as a result of the 2023 Private Placement, resulting in a $1.8 million deemed dividend.
●	In December 2023, from $1.30 to $0.25, as a result of the 2023 Warrant Reprice Transaction, resulting in a $4.5 million deemed dividend.

Subsequent to December 31, 2023, on January 29, 2024, the Ratchet of the Series B Preferred Stock expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted. The Series B Preferred Stock conversion price will remain at $0.25 until all remaining Series B Preferred Stock has been converted.

Series C Preferred Stock

We issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with the 2022 Private Placement (see Note 11, “Financing Activities”). As of December 31, 2023 and 2022, 1,097 and 2,250 shares of Series C Preferred Stock remained outstanding, respectively. As of December 31, 2023 and 2022, outstanding shares of Series C Preferred Stock were convertible into 4,388,000 and 357,750 shares of common stock at a conversion price of $0.25 and $6.30, respectively.

In accordance with the Ratchet, the Series C conversion price was reduced as follows during the years ended December 31, 2023 and 2022 (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●	In April 2023, from $6.30 to $1.30, as a result of the 2023 Private Placement, resulting in a $194 thousand deemed dividend.
●	In December 2023, from $1.30 to $0.25, as a result of the 2023 Warrant Reprice Transaction, resulting in a $0.5 million deemed dividend.

Common Stock

See Notes 11, “Financing Activities” and 13, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the years ended December 31, 2023 and 2022.

Reverse Stock Split

Effective November 15, 2022, the Company amended its Certificate of Incorporation to effect a 1-for-35 reverse split of its outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders on November 10, 2022. As a result of the Reverse Stock Split, every 35 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into 1 share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All stock options outstanding, common stock reserved for issuance under the Company’s equity incentive plans, common stock reserved for issuance under the Preferred Stock and outstanding warrants were adjusted by dividing the number of affected shares of common stock by 35 and, as applicable, multiplying the exercise/conversion price by 35. Except as otherwise specifically noted, all share numbers, share prices, exercise prices and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-35 Reverse Stock Split.

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. On March 31, 2023, the number of shares available for future awards under the 2017 Plan was increased by 81,417 shares. As of December 31, 2023, there were 171,424 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s stock, then not less than 110% of the fair market value of the common stock on the date of grant. The term of awards will not be longer than ten years or, in the case of ISOs, no longer than five years with respect to holders of more than 10% of the Company’s stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. The Company issues new shares to satisfy options under the 2007 Plan and the 2017 Plan.

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2022, and activity during the year ended December 31, 2023:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	132	$37.99	7.5	$69

Options granted	42	1.67
Restricted stock units granted	5	—
Options exercised	—	—
Restricted stock units vested	(5)	—
Options forfeited/cancelled	(19)	62.39
Restricted stock units cancelled	(30)	—
Outstanding at December 31, 2023	125	31.15	7.3	1

Vested and expected to vest at December 31, 2023	119	32.40	7.3	1

Vested and exercisable at December 31, 2023	63	56.85	5.7	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of December 31, 2023 for options that have an exercise price that is lower than the market price. There were no stock option awards exercised during the years ended December 31, 2023 or 2022.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $0.2 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 1.53 years.

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

During the years ended December 31, 2023 and 2022, the Company granted options to employees and directors to purchase an aggregate of 6,150 and 18,607 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options were as follows:

	For the Years Ended December 31,
Assumptions	2023	2022
Expected price volatility	154%	158%
Expected term (in years)	6.66	6.45
Risk-free interest rate	3.57%	2.36%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the period	$1.29	$9.22

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

During each of the years ended December 31, 2023 and 2022, the Company granted 5,148 shares of restricted stock to directors.

For the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $0.3 million and $0.2 million, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the year ended December 31, 2023, the Company granted options to purchase an aggregate of 36,000, shares of common stock to non-employees in exchange for advisory and consulting services. During the year ended December 31, 2022, the Company did not grant options to non-employees.

The Company did not grant restricted stock to non-employees during the years ended December 31, 2023 and 2022.

For the year ended December 31, 2023, the Company recognized stock-based compensation expense of $40 thousand, as it relates to non-employees. For the year ended December 31, 2022, the Company recognized a nominal amount of stock-based compensation expense as relates to non-employees.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Research and development	$21	$20
Sales and marketing	96	52
General and administrative	174	148
Total stock-based compensation expense	$291	$220

NOTE 16. DISTRIBUTION AGREEMENTS

Transactions under the Company’s major distribution agreements are recognized upon transfer of control of products sold to its major distribution partners at the amount of consideration that the Company expects to be entitled to. The Company records contract liabilities for the amounts that are estimated to be subject to significant reversal, including allowances for services, discounts, rebate programs, and product returns.

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the year ended December 31, 2023 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2022	$1,673	$53	$81	$1,807
Provision related to sales made in:
Current period	716	321	106	1,143
Payments and customer credits issued	(1,476)	(362)	(166)	(2,004)
Balance at December 31, 2023	$913	$12	$21	$946

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the year ended December 31, 2022 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2021	$1,150	$83	$56	$1,289
Provision related to sales made in:
Current period	1,865	65	448	2,378
Payments and customer credits issued	(1,342)	(95)	(423)	(1,860)
Balance at December 31, 2022	$1,673	$53	$81	$1,807

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During each of the years ended December 31, 2023 and 2022, the Company earned $0.1 million in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.7 million and $1.6 million as of December 31, 2023 and 2022, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheets.

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the years ended December 31, 2023 and 2022, the revenue generated from Avenova Spray in these channels was $6.1 million and $6.5 million, respectively.

DERMAdoctor Branded Products Distribution Agreements

DERMAdoctor branded products were sold through distribution arrangements with third parties such as Costco and others. During the years ended December 31, 2023 and 2022, the Company earned $0.7 million and $0.9 million, respectively, in sales revenue for its DERMAdoctor branded products from these distribution agreements.

Under these distribution arrangements, the Company had a contract liability balance of $0.2 million as of each of December 31, 2023 and 2022. The contract liability is included in accrued liabilities in the consolidated balance sheets.

Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “Subsequent Events”.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $122 thousand and $125 thousand to the plan in the years ended December 31, 2023 and 2022, respectively.

NOTE 18. INCOME TAXES

For the years ended December 31, 2023 and 2022, loss before provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2023	2022
United States	$(9,640)	$(10,608)
International	—	—
	$(9,640)	$(10,608)

For the years ended December 31, 2023 and 2022, the federal and state income tax provision is summarized as follows (in thousands):

For the Years Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	—	—
Other	—	—
Total current tax expense	$—	$—

Deferred
Federal	—	—
State	—	—
Other	—	—
Total deferred tax expense	$—	$—

Income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2023 and 2022 are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$36,943	$35,234
Acquisition assets	2,257	—
Stock options	665	750
Research and development credits	641	641
Accruals	477	464
Operating lease liabilities	368	472
Property and equipment	28	13
Other deferred tax assets	6	331
Total deferred tax assets	41,385	37,905

Deferred tax liabilities:
Operating lease right-of-use assets	(337)	(472)
Total deferred tax liabilities	(337)	(472)

Valuation allowance	(41,048)	(37,433)
Net deferred taxes	$—	$—

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

The valuation allowance increased by $3.6 million and $1.8 million during the years ended December 31, 2023 and 2022, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2023, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$44,443	Does Not Expire
Net operating losses, federal (Pre January 1, 2018)	$94,886	Beginning in 2024
Net operating losses, state	$117,375	Beginning in 2028
Tax credits, federal	$542	Beginning in 2031
Tax credits, state	$125	Indefinite

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the below years are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Unrecognized benefit - beginning of period	$974	$974
Change during the period	—	—
Unrecognized benefit - end of period	$974	$974

The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial for the years ended December 31, 2023 and 2022. The Company files income tax returns in the United States and in California. Other jurisdictions are not significant. The tax years 2019 - 2022 remain open in the federal jurisdiction and 2018 - 2022 for California. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	2023	2022
Statutory rate	21.0%	21.0%
State tax	4.5%	7.9%
Change in valuation allowance	(19.5%)	(48.0%)
Warrant/equity expenses	(3.7%)	20.2%
Stock-based compensation expense	(1.4%)	(4.2%)
Impairment of assets	(0.9%)	—%
Other	(0.1%)	(0.1%)
Change in value of earnout	—%	3.2%
Total	0.0%	0.0%

NOTE 19. RELATED PARTY TRANSACTIONS

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	For the Years Ended December 31,
	2023	2022
Chongqing Pioneer Pharma Holdings Limited:
Revenue	$1,377	$976
Cost of goods sold	1,225	954

Related party accounts receivable were $0.2 million as of December 31, 2023 and 2022.

NOTE 20. SEGMENT REPORTING

The Company’s CODM, who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

The Company is managed in two segments and aggregates its operational and financial information accordingly: (1) Eyecare & Wound Care and (2) Skincare. The Eyecare & Wound Care segment consists primarily of eyecare products sold under the Avenova brand name as well as wound care products sold under the NeutroPhase and PhaseOne brands. The Skincare segment consists of products sold under the DERMAdoctor brand. Subsequent to December 31, 2023, on March 25, 2024, we closed the DERMAdoctor Divestiture, resulting in the sale of all of our Skincare segment. See additional information in Note 21, “Subsequent Events”.

Select financial information for each segment is as follows (in thousands):

	Year		Year
	Ended		Ended
	December 31,	Percentage	December 31,	Percentage
	2023	of Total	2022	of Total
Eyecare & Wound Care	$11,174	76%	$10,239	71%
Skincare	3,552	24%	4,165	29%
Total sales, net	$14,726	100%	$14,404	100%

Eyecare & Wound Care	$3,650	48%	$5,645	39%
Skincare	3,946	52%	8,772	61%
Total operating loss	$7,596	100%	$14,417	100%

NOTE 21. SUBSEQUENT EVENTS

On January 29, 2024, the Ratchet of the Series B Preferred Stock (see Note 14, “Stockholders’ Equity”) expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted. The Series B Preferred Stock conversion price will remain at $0.25 until all remaining preferred stock has been converted.

On March 14, 2024, the Company announced that it had entered into a Membership Unit Purchase Agreement with New Age Investments LLC (“New Age”) whereby New Age would acquire 100% of the membership units (the “Membership Units”) of the Company’s wholly owned subsidiary, DERMAdoctor, LLC (“DERMAdoctor”) for $1.1 million in cash, exclusive of any debt (the “DERMAdoctor Divestiture"). The DERMAdoctor Divestiture closed on March 25, 2024. The Company has not yet finalized its accounting but expects to record a net loss on the of sale of DERMAdoctor in the first quarter of 2024 as a result of the transaction. As discussed further in Notes 7, "Goodwill” and 8, "Other Intangible Assets”, the Company recorded goodwill, intangible and other asset impairment charges of $2.6 million and $6.7 million, relating to the DERMAdoctor business for the years ended December 31, 2023 and 2022, respectively.

The closing of the DERMAdoctor Divestiture was subject to certain conditions, which included the Company obtaining the consent of the holders (the “Secured Parties”) of the Secured Convertible Notes, to (i) amend the Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove the Membership Units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement (the “Security Agreement Amendment”) and (ii) terminate the Subsidiary Guarantee, dated April 27, 2023 (the “Subsidiary Guarantee”), which DERMAdoctor entered into in connection with the issuance of the Secured Convertible Notes (the “Subsidiary Guarantee Termination”).

On March 24, 2024, the Company and the Secured Parties entered into a First Amendment to the Security Agreement to effect the Security Agreement Amendment (the “First Amendment”), and a Consent and Release to effect the Subsidiary Guarantee Termination (the “Subsidiary Guarantee Consent”). As consideration for the Secured Parties executing and delivering the First Amendment and the Subsidiary Guarantee Consent, which reduced the collateral available to secure the obligations under the Secured Convertible Notes, the Company provided each Secured Party the option, at the Secured Party’s election, to receive upon the closing of the DERMAdoctor Divestiture either: (i) a new Series D warrant (the “Series D Warrants”) to purchase shares of the Company’s common stock, or (ii) a new unsecured convertible note convertible into shares of common stock (the “Unsecured Convertible Notes”).  Based on the Secured Parties’ elections and as a result of the closing of the DERMAdoctor Divestiture, the Company issued: (A) a Series D Warrant to a Secured Party that is exercisable for an aggregate of 1,000,000 shares of common stock and (B) New Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of common stock. Additional information regarding the Series D Warrants and the New Notes is included in the Current Report on Form 8-K filed by the Company on March 25, 2024.

On March 24, 2024, the Ratchet of the Series C Preferred Stock (see Note 14, “Stockholders’ Equity”) was further triggered as a result of the Company entering into the First Amendment that provides for the issuance of the Series D Warrants and the Unsecured Convertible Notes, which will have an exercise price and conversion price, respectively, of $0.14  per share. Accordingly. the conversion price of each share of Series C Preferred Stock, which were each $0.25 per share convertible into 4,000 shares of common stock, has been automatically adjusted downward to now be $0.14 per share convertible into 7,143 shares of common stock. Therefore, based on the Series C Preferred Stock currently outstanding, there will be an additional 2,787,841 shares of common stock issuable upon conversion.

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

Based upon that evaluation at December 31, 2023, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management utilized the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board is currently comprised of seven directors. The following table sets forth the name and age (as of March 21, 2024) of each director, indicating all positions and offices with us currently held by the director.

Name	Age	Title	Director Since
Paul E. Freiman, Ph.D.	89	Chairman & Independent Director	May 2002
Justin M. Hall, Esq.	46	Chief Executive Officer, General Counsel and Chief Compliance Officer & Director	August 2020
Julie Garlikov	53	Independent Director	January 2022
Swan Sit	46	Independent Director	December 2019
Mijia (Bob) Wu, M.B.A.	49	Director	January 2016
Yenyou (Jeff) Zheng, Ph.D.	67	Independent Director	September 2019
Yongxiang (Sean) Zheng	54	Director	January 2022

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

Ms. Garlikov is the Chief Commercial Officer of Sherlock Biosciences, a biotechnology CRISPR diagnostic company. She has served in this position since June 2022. Ms. Garlikov has over 25 years of experience in marketing, which includes serving as the Chief Marketing Officer or Leader at GRAIL, New Age and Shaklee, as well as senior marketing positions at Rodan & Fields, Obagi Medical, Nuvesse Skin Therapies and Allergan. She is a classically trained CPG marketer who gained her consumer experience at Procter & Gamble, Johnson & Johnson and PepsiCo and has deep expertise in both health and beauty and eyecare products, as well as in DTC advertising and digital demand generation. Ms. Garlikov has a Bachelors degree from the University of California, Berkley and a Masters degree in Business Administration from Columbia University.

Ms. Sit currently acts as an independent business consultant to various public and private companies. Ms. Sit also serves as a director of Edgewell Personal Care Company (NYSE: EPC) since September 2020. She previously served as the Vice President of NA Digital Commerce Capabilities, Business Operations and Service and the Vice President of Global Digital Marketing of Nike, Inc. from 2018 to 2019. Prior to such position, Ms. Sit served as the Vice President of Global Digital of Revlon and Elizabeth Arden, Inc. from 2015 to 2017 and the Executive Director of Strategy and Planning, Online of The Estée Lauder Companies, Inc. Ms. Sit brings business experience including digital transformation experience supplemented by management consulting, brand management and advertising. Ms. Sit has built front-end consumer experiences across ecommerce, omnichannel, mobile, media, social, apps and innovation as well as integrated back-end operations. Ms. Sit received an MBA from Columbia Business School and a B.A. in Economics from Harvard University.

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

Mr. Sean Zheng has served as the General Manager of the Investment Department of Pioneer since January 2024. Prior to joining Pioneer, he served as the Managing Director of Q3 Medical Devices (Shanghai) Co. Ltd. from November 2021 to December 2023. Prior to joining Q3 Medical, Mr. Sean Zheng held several leadership positions, including Managing Director of Boill Fund Management (HK) Co., Ltd. and Managing Director and Chief Executive Officer of Sprott- Zijin Mining fund, a JV fund between Zijin Mining Group and Sprott Asset Management LP. From 2007 to 2011, Mr. Sean Zheng served as a director of Dingtian Asset Management. Mr. Sean Zheng has also been a CFA chartered holder since 2006. Mr. Sean Zheng graduated from Renmin University of China in 1992 and holds a B.S degree in Commodity Science. He received his MBA from the University of New South Wales in 2002 and earned a master’s degree of EMBA from China Europe International Business School (CEIBS) in 2010.

Executive Officers

The following table sets forth the name, age (as of March 21, 2024) and title of our executive officers. Executive officers are elected annually by our Board and serve at the Board’s discretion.

Name	Age	Title
Justin M. Hall, Esq.	46	Chief Executive Officer, General Counsel and Chief Compliance Officer
Tommy Law	38	Interim Chief Financial Officer and Treasurer

Set forth below is a description of the background of our remaining executive officer, other than Mr. Hall whose background is described above in the section “Board of Directors”.

Mr. Law currently serves as the Company’s Interim Chief Financial Officer and Treasurer since January 2023. Prior to that, he has served the Company since December 2019 in a variety of positions, most recently as the Corporate Controller since September 2022. As the Corporate Controller, Mr. Law was responsible for quarterly filings with the SEC, as well as managing the periodic financial close process. Prior to serving as the Corporate Controller, Mr. Law served the Company as Assistant Controller (April 2022 to September 2022), Accounting Manager (June 2020 to April 2022) and Senior Accountant (December 2019 to June 2020). Prior to joining the Company, Mr. Law was a Senior Accountant at KP LLC, a marketing solutions company, from January 2017 to December 2019. Previously, he served as Accounting Manager at Hitachi Solutions America, Ltd., an information technology company, from 2012 to 2015. Mr. Law received his B.S. in Business Administration, Accounting from San Jose State University.

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

In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and ten percent (10%) stockholders. Based solely on our review of copies of the reports on the Section 16(a) forms filed with the SEC with respect to the fiscal year ended December 31, 2023, and the written representations received from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than ten percent (10%) of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section, except for: (i) one Form 4 for each of Dr. Freiman, Ms. Garlikov, Ms. Sit, Mr. Wu, Dr. Jeff Zheng and Mr. Sean Zheng reflecting the vesting of restricted stock units was filed late and (ii) one Form 4 for each of Dr. Freiman, Ms. Garlikov, Ms. Sit, Mr. Wu, Dr. Jeff Zheng and Mr. Sean Zheng reflecting each director’s annual grant of restricted stock units was filed late.

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

Summary Executive Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2023 and December 31, 2022 by (1) our Chief Executive Officer, General Counsel and Chief Compliance Officer, (2) our Interim Chief Financial Officer  (who was appointed February 16, 2023), (3) our former Chief Financial Officer (who served in such role until his resignation on February 15, 2023 and has served as a consultant since such date), and (4) our former Chief Product Officer (who served until her resignation effective on November 5, 2023) (collectively, the “NEOs”).

Name and principal position(s)	Fiscal year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards(1) ($)		All Other Compensation(2) ($)	Total ($)
Justin M. Hall, Esq.	2023	$350,000	$	−	$	−	$	−	$14,146	$364,146
CEO, GC and Chief	2022	$350,000	$	−	$	−	$	−	$14,954	$364,954
Compliance Officer

Tommy Law	2023	$148,750	$	−	$	−	$	−	$6,734	$155,484
Interim Chief Financial Officer

Andrew Jones (3)	2023	$77,883	$	−	$	−	$	−	$139,078	$216,961
Former Chief Financial Officer	2022	$300,000	$	−	$	−	$	−	$14,174	$314,174

Audrey Kunin, M.D. (4)	2023	$170,513	$	−	$	−	$	−	$5,000	$175,513
Chief Product Officer	2022	$200,000	$	−	$	−	$	−	$4,395	$204,395

(1)

In 2023, the amounts included individual life insurance premiums paid for by the Company for Mr. Hall, Mr. Law and Mr. Jones of $1,854, $784 and $309, respectively; 401(k) plan matching contributions paid for by the Company for Mr. Hall, Mr. Law, Mr. Jones and Dr. Audrey Kunin of $12,292, $5,950, $1,500 and $5,000, respectively, and consulting fees paid by the Company to Mr. Jones of $137,268. In 2022, the amounts included individual life insurance premiums paid for by the Company for Mr. Hall and Mr. Jones of $1,909 each, and 401(k) plan matching contributions paid for by the Company for Mr. Hall, Mr. Jones and Dr. Audrey Kunin of $13,045, $12,265 and $4,395, respectively.

(2)	Mr. Law was appointed our Acting Chief Financial Officer effective February 16, 2023, and therefore 2023 compensation only reflects a partial year.

(3)

Mr. Jones served as the Company’s Chief Financial Officer for the entire fiscal year ended December 31, 2022 and until his resignation, effective as of February 15, 2023. Thereafter, Mr. Jones has served as a consultant to the Company pursuant to a consulting agreement (as described below).

(4)	Dr. Kunin resigned as the Company’s Chief Product Officer effective November 5, 2023; therefore, Dr. Kunin’s 2023 compensation only reflects compensation until such resignation date.

2023 and 2022 Base Salaries and Target Bonus Amounts

The Compensation Committee did not recommend any increases to executive salaries or target bonus amounts for 2023 or 2022; they remained the same as 2021.  For Mr. Hall, this was a 2023 base salary of $350,000 and a target bonus percentage of base salary of 50%.  For Mr. Law, this was a 2023 base salary of $170,000 and a target bonus percentage of base salary of 25%. Prior to their respective resignations, the 2023 base salary for Mr. Jones and Dr. Kunin was $300,000 and $200,000, respectively, and a target bonus percentage of base salary of 35% and up to 100%%, respectively.

2023 and 2022 Cash Bonuses

The Board, upon the recommendation of the Compensation Committee, determined not to award any bonuses to its NEOs excluding Tommy Law for fiscal year 2023 performance or fiscal year 2022 performance. Tommy Law received a bonus of $42,500 for fiscal year 2023 performance.

2023 and 2022 Equity Awards

The Board, upon the recommendation of the Compensation Committee, determined not to grant any equity awards for the 2023 fiscal year or 2022 fiscal year to any of its NEOs.

Federal Income Tax Law

Federal income tax law prohibits publicly-held companies, such as the Company, from deducting compensation paid to a NEO that exceeds $1 million during the tax year. Prior to the adoption of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), to the extent that compensation was based upon the attainment of performance goals set by the Compensation Committee pursuant to plans approved by the stockholders, the compensation was exempted from the $1 million deduction limit. The Tax Act repealed this exemption, and now compensation paid to NEOs in excess of $1 million is no longer deductible, even if performance-based. The Compensation Committee intends to continue to use performance metrics in compensation when it is in the best interests of the Company and its stockholders even if such compensation is not deductible for tax purposes.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each of our NEOs as of December 31, 2023.  Stock options were granted pursuant to our 2007 Plan thereafter until its expiration in March 2017, and all awards since then have been pursuant to our 2017 Plan. The options granted under our 2007 Plan and 2017 Plan are not exercisable until they have vested.

		Option Awards						Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable(1)		Number of securities underlying unexercised options (#) unexercisable(1)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Justin M. Hall, Esq.	05/04/21	–		–		$–	–	–	$–	14,286	(2)	$395,000
	08/20/20	8,125		1,875		$34.65	08/20/30	–	$–	–		$–
	05/31/18	5,429		–		$77.00	05/31/28	–	$–	–		$–
	01/25/17	613	(3)	–		$126.00	01/25/27	–	$–	–		$–
	06/06/16	3,715	(4)	–		$97.30	06/06/26	–	$–	–		$–
	10/01/15	58		–		$236.25	10/01/25	–	$–	–		$–
	09/26/14	35		–		$656.25	09/26/24	–	$–	–		$–

Tommy Law	08/20/20	581		134		$34.65	08/20/2023	–	$–	–		$–
	06/08/20	125		18		$31.15	06/08/2030	–	$–	–		$–

Andrew Jones(5)	08/20/20	402		–		$34.65	08/20/2030	–	$–	–		$–
	05/04/20	5,894		–		$36.05	05/04/2030	–	$–	–		$–

Audrey Kunin, M.D.(6)	11/05/21	4,286	(5)	–		$19.60	–	–	–	–		–
	11/05/21	2,143		2,143	(7)	$19.60	–	–	–	–		–

(1)

Unless otherwise noted, each option vests as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting every three months in 12 equal installments thereafter. Options expire ten (10) years from the date of grant.

(2)

Under the performance restricted stock units, the awards would have vested based on the achievement of three performance goals as determined by the Compensation Committee at the end of the performance period ending December 31, 2023. The Compensation Committee determined that the applicable performance goals for the performance restricted stock units held by Mr. Hall were not achieved.

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

(5)

Mr. Jones’ performance restricted stock units and unvested options were forfeited upon his resignation, effective February 15, 2023. As a result, such performance restricted stock units and unvested options are not reflected in this table.

(6)	Dr. Kunin’s performance restricted stock units were forfeited upon her resignation, effective November 5, 2023. As a result, such performance restricted stock units are not reflected in this table.

(7)	Dr. Kunin was granted 4,286 stock options, half of which vested on November 5, 2022, and the other half which vested on November 5, 2023.

Employment-Related Agreements and Potential Payments upon Termination or Change in Control

On January 31, 2020, the Company entered into an employment agreement with Mr. Hall. Mr. Hall’s employment agreement was subsequently amended effective December 31, 2021 and December 7, 2023. Mr. Jones and Dr. Kunin were each party to an employment agreement, dated May 4, 2020 and November 5, 2021, respectively, prior to their resignations from the Company on February 15, 2023 and November 5, 2023, respectively. In connection with Mr. Jones’ resignation, the Company entered into a consulting agreement with Mr. Jones.

The principal terms of our NEOs’ employment agreements (including the employment agreements of Mr. Jones and Dr. Kunin that were effective until their respective resignations) are summarized below. Mr. Law is not currently party to an employment agreement with the Company.

Justin Hall

Mr. Hall’s employment agreement, as amended, provides for at-will employment and a term commencing on January 31, 2020 and ending on December 31, 2024 unless earlier terminated. Mr. Hall’s employment agreement originally provided for an annual base salary of two hundred eighty-six thousand dollars ($286,000), subject to annual review and increases determined by the Compensation Committee and/or Board (such amount, the “Hall Base Salary”).

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

In the event the Company terminates Mr. Hall without cause (including death, disability or for constructive termination) (each as defined in the employment agreement) which is not in connection with a change of control, provided such termination constitutes a “separation from service” as such term is defined in Section 409A of the Code and, subject to his execution of a release of claims in favor of the Company, he shall be entitled to an amount equal to the Hall Base Salary in effect on the date of separation from service plus the full target annual bonus percentage for the current fiscal year (the “Hall Severance Amount”). The Hall Severance Amount will be paid in twelve (12) equal consecutive monthly installments at the monthly equivalent of the Hall Base Salary rate in effect at the time of his termination, with such installments commencing within sixty (60) days following the executive’s separation from service. The Hall Severance Amount shall be in addition to Mr. Hall’s earned wages and other compensation (including reimbursements of his outstanding expenses and unused vacation) through the date his employment is terminated from the Company.

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

Andrew Jones

As a result of Mr. Jones’ resignation, effective February 15, 2023, his employment agreement terminated on the same day. Due to Mr. Jones’ resignation being voluntary, he was not entitled to either the Jones Severance Amount or the Jones CoC Severance Amount (each as described below). Subsequent to his resignation, Mr. Jones has served as a consultant to the Company.

Consulting Agreement. Pursuant to Mr. Jones’ consulting agreement, Mr. Jones currently acts as a consultant to the Company in support of its transition to a new Chief Financial Officer by assisting the finance department with accounting and control practices, SEC reporting, Sarbanes Oxley compliance and external audits. The term of the consulting agreement was initially for six (6) months, but has been further extended on a month by month basis. As consideration for such services, the Company pays Mr. Jones $190 per hour with Mr. Jones responsible for any expenses incurred unless the Company has specifically approved a reimbursement in advance.

Historic Employment Agreement. Mr. Jones’ prior employment agreement provided for at-will employment and a term commencing on May 4, 2020. The employment agreement included an original annual base salary of two hundred seventy-five thousand dollars ($275,000), subject to annual review and increases determined by the Compensation Committee (such amount, the “Jones Base Salary”), as well as an initial equity grant of 4,572 restricted stock units and an initial stock option award of 8,572 shares, as further described above.

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

Dr. Audrey Kunin

In connection with Dr. Kunin’s resignation, effective November 5, 2023, her employment agreement naturally expired on the same day. Due to Dr. Kunin’s resignation being voluntary, she was not entitled to the Kunin Severance Amount (as described below).

Dr. Kunin’s employment agreement provided for at-will employment and a two-year term commencing on November 5, 2021. Her employment agreement provided for an annual base salary of $200,000 (“Kunin Base Salary”). Additionally, Dr. Kunin’s employment agreement included an equity grant of 8,572 performance restricted stock units and a stock option award of 150,000 shares.

Dr. Kunin’s employment agreement also provided her with the opportunity to earn an annual performance bonus (“Kunin Annual Bonus”) in an amount up to one hundred percent (100%) of the Kunin Base Salary. For the Kunin Annual Bonus, sixty percent (60%) of the total amount of the Kunin Annual Bonus was to be determined by the Board in its sole discretion, based upon the following factors: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to Dr. Kunin as set by Dr. Kunin and the Company and/or its authorized representative; (ii) the evaluation of Dr. Kunin by the Company and/or its authorized representative; (iii) DERMAdoctor’s financial, product and expected progress; and (iv) other pertinent matters relating to DERMAdoctor’s business and valuation. Dr. Kunin was also entitled to the remaining portion of the Kunin Annual Bonus of up to forty percent (40%) of the Kunin Base Salary, as considered and approved by the Board in its sole discretion, upon meeting certain performance metrics related to the Membership Unit Purchase Agreement entered into in connection with the DERMAdoctor Acquisition. Any bonus to Dr. Kunin was payable within seventy-four (74) days following the end of the year for which such bonus was earned. Upon the mutual agreement of Dr. Kunin and the Board, any or all of the Kunin Annual Bonus could be paid in the form of equity compensation issued from the Company’s equity incentive plan, and fully vested upon payment.

In the event that Dr. Kunin was terminated for cause (as defined in her employment agreement) or such employment was terminated due to her death or disability, she was entitled to any earned but unpaid wages or other compensation (including reimbursements of her outstanding expenses and unused vacation) earned through the termination date. In the event that Dr. Kunin was terminated without cause (as defined in her employment agreement), she was required to execute a release of claims in favor of the Company, entitled to an amount equal to the Kunin Base Salary in effect on the date of separation from service plus the full target Annual Bonus percentage of the then current fiscal year (with it deemed that all performance goals have been met at 100% of budget or plan) (the “Kunin Severance Amount”), which was to be paid in twelve (12) equal consecutive monthly installments. The Kunin Severance Amount was to be in addition to Dr. Kunin’s earned wages and other compensation (including reimbursements of her outstanding expenses and unused vacation) through the date her employment was terminated. Further, in the event that Dr. Kunin was terminated for cause, she and the other applicable parties would no longer be entitled to the earn out payments provided for in the Membership Unit Purchase Agreement entered into in connection with the DERMAdoctor Acquisition; however, if Dr. Kunin was terminated without cause or terminated as a result of death or disability, she and the other applicable parties would remain entitled to the earn out payments.

Moreover, in the event of either a termination without cause, and subject to her execution of a release, all outstanding equity awards then held by Dr. Kunin would have been subject to full accelerated vesting on the date of termination, and the exercise period extended to three (3) years from the date of termination.

Director Compensation

The compensation and benefits for service as non-employee members of our Board is determined by the Board. Directors employed by the Company, such as Mr. Hall and Dr. Kunin (during her service on the Board until June 9, 2023), are not compensated for service on the Board or any committee of the Board; however, the Company reimburses all directors for any out-of-pocket expenses incurred in connection with attending meetings of the Board and committees of the Board.

The Board, upon the recommendation of the Compensation Committee, approved the Non-Employee Director Compensation Program, effective January 1, 2023 (the “2023 Non-Employee Director Compensation Plan”). Under the 2023 Non-Employee Director Compensation Plan, each director receives his or her annual retainer compensation in cash and an annual grant of 858 restricted stock units. All cash compensation is payable quarterly on the first (1st) business day of the quarter.

Approved non-employee director compensation for 2023 was as follows:

Board Meetings	Committee Chairs	Non-Chair Committee Members

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

Member of the Compensation Committee: Annual cash compensation of $6,000 per year.

Member of the N&CG Committee: Annual cash compensation of $5,000 per year.

Non-employee directors also may be granted additional awards under our equity incentive plans at the discretion of our Board.

The compensation received during 2023 by each non-employee director is set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Paul E. Freiman, Ph.D.	$77,500	$583	$78,083

Julie Garlikov	$40,000	$583	$40,583

Swan Sit	$58,500	$583	$59,083

Mijia (Bob) Wu, M.B.A.	$40,000	$583	$40,583

Sean Zheng	$40,000	$583	$40,583

Yenyou (Jeff) Zheng, Ph.D.	$73,500	$583	$74,083

(1)

These amounts represent the aggregate grant date fair value of $0.68 per share for the 858 restricted stock awards granted to each director as part of his or her annual fee in fiscal year 2023. The assumptions used to determine the value of restricted stock units are described in Note 15 “Equity-Based Compensation” to the Company’s consolidated financial statements in this annual report. At December 31, 2023, each of Dr. Freiman, Ms. Garlikov, Ms. Sit, Mr. Wu, Mr. Sean Zheng and Dr. Jeff Zheng had an aggregate of 858 unvested restricted stock units. At December 31, 2023, the aggregate number of vested stock options for each of the non-employee directors who served in 2023 and held stock options was as follows (with no such director holding any unvested stock options at such time): Dr. Freiman, 3,299; Ms. Sit, 572; Mr. Wu, 1,580; and Dr. Jeff Zheng, 572.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	124,897	$31.15	171,424
Equity compensation plans not approved by security holders	—	—	—
Total	124,897	$31.15	171,424

(1)	Consists of the 2007 Plan and 2017 Plan. No additional option grants are being made under the 2002 Plan, 2005 Plan or 2007 Plan. The 2017 Plan became effective on June 2, 2017, and 171,424 shares were reserved for issuance under that plan at December 31, 2023

Security Ownership of Certain Beneficial Owners and Management

The following table indicates information as of March 21, 2024 regarding the beneficial ownership of our securities by:

●	our current executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The percentage of shares beneficially owned is based on 30,098,150 shares of our common stock outstanding as of March 21, 2024. Based upon information contained in certain Schedule 13G filings, the Company’s current outstanding shares of common stock and the beneficial ownership limitations related to the Company’s outstanding warrants, the Preferred Stock and the Secured Convertible Notes, the Company is not aware of any person beneficially owning more than five percent (5%) of our securities as of March 21, 2024. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them and no shares are pledged.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Executive Officers and Directors
Justin M. Hall, Esq. (2)	19,671	*
Tommy Law (3)	804	*
Paul E. Freiman, Ph.D. (4)	5,082	*
Julie Garlikov (5)	858	*
Swan Sit (6)	2,288	*
Mijia (Bob) Wu, M.B.A. (7)	3,296	*
Yenyou (Jeff) Zheng, Ph.D. (8)	2,288	*
Yongxiang (Sean) Zheng (9)	858	*
All directors and executive officers as a group (8 persons)	35,145	*

*	Less than one percent (1%).

(1)

The address for each director and officer of NovaBay listed is c/o NovaBay Pharmaceuticals, Inc., 2000 Powell Street, Suite 1150, Emeryville, CA 94608. Number of shares beneficially owned and percent of class is calculated in accordance with SEC rules. A beneficial owner is deemed to beneficially own shares the beneficial owner has the right to acquire within 60 days of March 21, 2024. For purposes of calculating the percent of class held by a single beneficial owner, the shares that such beneficial owner has the right to acquire within 60 days of March 21, 2024 are also deemed to be outstanding; however, such shares are not deemed to be outstanding for purposes of calculating the percentage ownership of any other beneficial owner.

(2)

Consists of (i) 2,377 shares of common stock held directly by Mr. Hall and (ii) 17,294 shares issuable upon the exercise of outstanding options which are exercisable as of March 21, 2024 or within 60 days after such date.

(3)	Consists of 804 shares issuable upon exercise of outstanding options which are exercisable as of March 21, 2024 or within 60 days after such date.
(4)

Consists of (i) 1,783 shares of common stock held directly by Dr. Freiman; (ii) 67 shares held by the Paul Freiman and Anna Mazzuchi Freiman Trust, of which Dr. Freiman and his spouse are trustees (with sole voting power over 18 shares, shared voting power over 31 shares, sole investment power over no shares and shared investment power over 49 shares); and (iii) 3,299 shares issuable upon exercise of outstanding options which are exercisable as of March 21, 2024.

(5)	Consists of 858 shares of common stock held directly by Ms. Garlikov.
(6)	Consists of (i) 1,716 shares of common stock held directly by Ms. Sit and (ii) 572 shares issuable upon exercise of outstanding options which are exercisable as of March 21, 2024.
(7)	Consists of (i) 1,716 shares of common stock held directly by Mr. Wu and (ii) 1,580 shares issuable upon exercise of outstanding options which are exercisable as of March 21, 2024.
(8)	Consists of (i) 1,716 shares of common stock held directly by Dr. Jeff Zheng and (ii) 572 shares issuable upon exercise of outstanding options which are exercisable as of March 21, 2024.
(9)	Consists of 858 shares of common stock held directly by Mr. Sean Zheng.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NovaBay’s Audit Committee has the responsibility of reviewing any possible related party transactions. In conducting its review, the Audit Committee applies the principles of the Code of Ethics and its Conflict of Interest Policy to: (i) the relationship of the related persons to the transaction; (ii) the relationship between the Company and the related persons; (iii) the importance of the interest to the related persons; and (iv) the amount involved in the transaction. Since December 31, 2021, there has not been any transaction, nor is there any proposed transaction, in which NovaBay was a participant, and in which a “related party” of NovaBay had or is expected to have a direct or indirect material interest, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of the average of NovaBay’s total assets at the end of the last two (2) completed fiscal years, that would require disclosure, except for the following:

November 2021 DERMAdoctor Acquisition

On November 5, 2021, pursuant to a membership unit purchase agreement, dated as of September 27, 2021 (the “Purchase Agreement”), NovaBay acquired 100% of the membership units of DERMAdoctor from Papillon Partners, Inc., a Missouri corporation indirectly owned by Dr. Audrey Kunin and Dr. Jeff Kunin (“Papillon”) and (v) Midwest Growth Partners, L.L.L.P., an Iowa limited liability limited partnership (together with Papillon, the “Sellers”) for a closing purchase price of $12.0 million (as adjusted for certain indebtedness, transaction expenses and cash of DERMAdoctor at closing as set forth in the Purchase Agreement, the “Closing Cash Consideration”) and potential future earn out payments of up to an aggregate of $3.0 million over a period of two calendar years post-closing. The earn out payments were for up to $1.5 million after closing for each of the 2022 and 2023 calendar years (or an aggregate $3.0 million) if the legacy business of DERMAdoctor achieved certain contribution margin targets each year conditioned upon Dr. Audrey Kunin’s and Dr. Jeff Kunin’s continued employment with DERMAdoctor (except if either were terminated without cause or terminated as a result of death or disability). Such contribution margin targets for each of the 2022 and 2023 calendar years were not met. Under the terms of the Purchase Agreement, Papillon and Midwest Growth Partners, L.L.L.P. received approximately 82.2% and 17.8%, respectively, of the Closing Cash Consideration. Both Dr. Audrey Kunin and Dr. Jeff Kunin were parties to executive employment agreements, as described above, and in the Current Report on Form 8-K filed with the SEC on November 12, 2021, which is incorporated by reference. Dr. Audrey Kunin’s and Dr. Jeff’s Kunin’s employment agreements expired on the same day as their resignations were effective, November 5, 2023. Further, in connection with the closing of the DERMAdoctor Acquisition, NovaBay also entered into a Side Letter with Dr. Audrey Kunin to provide for her appointment to the Board, which occurred on January 27, 2022. Dr. Audrey Kunin’s service on the Board ended on June 9, 2023 as she did not stand for re-election at the Company 2023 annual meeting of stockholders.

2023 Private Placement

On April 27, 2023, the Company entered into the 2023 Private Placement. As a result of the significant number of shares of common stock that may be issued upon the future conversion or redemption of the Secured Convertible Notes and exercise of the May 2023 Warrants compared to the currently issued and outstanding shares of Common Stock, the Company was required to obtain stockholder approval in accordance with the NYSE American Company Guide Rule 713(a) and Rule 713(b), which was obtained on June 9, 2023. In connection with the closing of the Private Placement, the Company was required to obtain voting commitments from the Company’s executive officers, directors, more than 10% stockholders, Mr. Fu and Pioneer Hong Kong to support the Company in obtaining the required stockholder approval. As a condition for Mr. Fu and Pioneer Hong Kong delivering their voting commitments to the Company, the Company entered into warrant amendment agreements with certain other existing Company investors that hold previously-issued Company common stock purchase warrants that reduced the exercise price of these warrants to $1.30 per share. Mr. Sean Zheng currently serves as the Head of Investment Department of Pioneer (an affiliate of Pioneer Hong Kong), and Mr. Wu historically served as the Non-Executive Director of Pioneer.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2023 and 2022 by WithumSmith+Brown, PC (“Withum”) for such years:

	2023	2022(1)
Audit Fees	$370,000	$443,875
Audit-Related Fees	14,800	7,713
Tax Fees	―	―
All Other Fees	―	―
Total Fees	$384,800	$451,588

Audit Fees. Audit fees consisted of fees billed by Withum for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements and other engagements, such as review of documents filed with the SEC, including fees associated with the review of registration statements, comfort letters and consents.

Audit-Related Fees. Audit-related fees comprise fees for professional services rendered by Withum that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported in “Audit Fees.” In 2023 and 2022, such audit-related fees were related to out-of-pocket expenses incurred in conjunction with the performance of audits and reviews.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice and tax planning. There were no such services rendered by Withum in 2023 and 2022 that meet this category description.

All Other Fees. All other fees are the fees for products and services other than those in the above three categories. There were no such services rendered by Withum in 2023 and 2022 that meet this category description.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by Withum or other independent registered public accounting firms are subject to prior approval by the Audit Committee; however, de minimis non-audit services may be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by Withum for the fiscal years ended December 31, 2023 and December 31, 2022.

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

(3) Exhibits. The following exhibits are filed as part of this Report:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, but and among the Company, DERMAdoctor, and New Age Investments	8-K	001-3678	2.1	03/14/2024
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Bylaws, as amended and restated effective June 13, 2023	10-K	001-33678	3.7	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.9	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.10	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.11	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.12	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
4.13	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.14	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
10.1	Director and Officer Indemnity Agreement	10-K	001-33678	10.1	3/29/2022
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017

10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+	Second Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2023	8-K	001-33678	10.3	12/11/2023
10.8+	2024 Non-Employee Director Compensation Plan					X
10.9	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.10	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.11†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.12	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated May 14, 2021	8-K	001-33678	1.1	5/14/2021
10.13	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.14	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.15	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
10.16	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.17	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
10.18	Form of 2020 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.19	Form of 2021 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.20	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.21	Form of Registration Rights Agreement	8-K	001-33678	10.4	9/13/2022
10.22+	Consulting Agreement between the Company and Andrew Jones, dated February 15, 2023	8-K	001-33678	10.8	3/31/2023
10.23	Form of Letter Agreement	8-K	001-33678	10.1	12/21/2023
10.24*	License and Distribution Agreement by and between NovaBay and Sonoma, dated, January 5, 2024	8-K	001-33678	10.1	1/05/2024
10.25	Form of Securities Purchase Agreement	8-K	001-33678	10.1	4/27/2023
10.26*	Form of Security Agreement	8-K	001-33678	10.2	4/27/2023
10.27*	Form of First Amendment to the Security Agreement, dated March 24, 2024	8-K	001-33678	10.3	3/25/2024
10.28	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.29*	Form of Consent and Release, dated March 24, 2024	8-K	001-33678	10.4	3/25/2024
10.30	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.31	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
21	Subsidiaries of the Company					X
23.1	Consent of WithumSmith+Brown PC					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

						X

97	NovaBay Pharmaceuticals, Inc. Policy for Recoupment of Incentive Compensation	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)	X

+	Indicates a management contract or compensatory plan or arrangement
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

Date: March 26, 2024
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: March 26, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUSTIN HALL	Chief Executive Officer, General Counsel and Director	March 26, 2024
Justin Hall	(principal executive officer)

/s/ TOMMY LAW	Interim Chief Financial Officer	March 26, 2024
Tommy Law	(principal financial officer)

/s/ PAUL E. FREIMAN	Chairman of the Board	March 26, 2024
Paul E. Freiman

/s/ JULIE GARLIKOV	Director	March 26, 2024
Julie Garlikov

/s/ SWAN SIT	Director	March 26, 2024
Swan Sit

/s/ MIJIA WU	Director	March 26, 2024
Mijia Wu, M.B.A. (Bob Wu)

/s/ YENYOU ZHENG	Director	March 26, 2024
Yenyou (Jeff) Zheng

/s/ YONGXIANG ZHENG	Director	March 26, 2024
Yongxiang (Sean) Zheng