Form 10-K/A
period 2023-12-31
NovaBay Pharmaceuticals, Inc.
filed 2024-03-29
CIK 1389545

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

As of March 21, 2024, there were 30,098,150 shares of the registrant’s common stock outstanding.

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID No. 100	WithumSmith+Brown, PC	San Francisco, California

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of NovaBay Pharmaceuticals, Inc. for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 26, 2024 (the “Original Filing”). Exhibit 4.1 (Description of Securities) (the “Description of Securities”) was inadvertently omitted in the Original Filing.

This Amendment is being filed solely to file the Description of Securities. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 26, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements. financial statements are not included in this Amendment. See the consolidated financial statements of NovaBay Pharmaceuticals, Inc. included in Part II, Item 8 of the Original Filing.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3) Exhibits. The following exhibits are filed as part of this Report:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, but and among the Company, DERMAdoctor, and New Age Investments	8-K	001-3678	2.1	03/14/2024
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Bylaws, as amended and restated effective June 13, 2023	10-K	001-33678	3.7	6/14/2023
4.1	Description of Securities	10-K	001-33678	4.1	3/31/2023
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.10	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.11	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023

4.12	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.13	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
4.14	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.15	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.16	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
10.1	Director and Officer Indemnity Agreement	10-K	001-33678	10.1	3/29/2022
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+	Second Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2023	8-K	001-33678	10.3	12/11/2023
10.8+	2024 Non-Employee Director Compensation Plan	10-K	001-33678	10.8	3/26/2024
10.9	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.10	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.11†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.12	At the Market Offering Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated May 14, 2021	8-K	001-33678	1.1	5/14/2021
10.13	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.14	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.15	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
10.16	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.17	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
10.18	Form of 2020 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.19	Form of 2021 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.20	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.21	Form of Registration Rights Agreement	8-K	001-33678	10.4	9/13/2022
10.22+	Consulting Agreement between the Company and Andrew Jones, dated February 15, 2023	8-K	001-33678	10.8	3/31/2023
10.23	Form of Letter Agreement	8-K	001-33678	10.1	12/21/2023
10.24*	License and Distribution Agreement by and between NovaBay and Sonoma, dated, January 5, 2024	8-K	001-33678	10.1	1/05/2024
10.25	Form of Securities Purchase Agreement	8-K	001-33678	10.1	4/27/2023
10.26*	Form of Security Agreement	8-K	001-33678	10.2	4/27/2023
10.27*	Form of First Amendment to the Security Agreement, dated March 24, 2024	8-K	001-33678	10.3	3/25/2024
10.28	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.29*	Form of Consent and Release, dated March 24, 2024	8-K	001-33678	10.4	3/25/2024

10.30	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.31	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
21	Subsidiaries of the Company	10-K	001-33678	21	3/26/2024
23.1	Consent of WithumSmith+Brown PC	10-K	001-33678	23.1	3/26/2024
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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
						X
97	NovaBay Pharmaceuticals, Inc. Policy for Recoupment of Incentive Compensation	10-K	001-33678	97	3/26/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)					X

+	Indicates a management contract or compensatory plan or arrangement
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

Date: March 29, 2024
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)