Form 10-Q
period 2024-03-31
NovaBay Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 37,831,410 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,823	$2,924
Accounts receivable, net of allowance for credit losses ($3 at March 31, 2024 and December 31, 2023)	734	680
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($229 and $264 at March 31, 2024 and December 31, 2023, respectively)	663	564
Prepaid expenses and other current assets	371	256
Current assets, discontinued operations	—	2,730
Total current assets	3,591	7,154
Operating lease right-of-use assets	1,212	1,296
Property and equipment, net	77	87
Other assets	477	478
Other assets, discontinued operations	—	19
TOTAL ASSETS	$5,357	$9,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,117	$906
Accrued liabilities	1,266	1,169
Secured Convertible Notes, net of discounts	973	1,137
Unsecured Convertible Notes, net of discounts	34	—
Embedded derivative liability	159	—
Operating lease liabilities	375	368
Current liabilities, discontinued operations	—	698
Total current liabilities	3,924	4,278
Warrant liabilities	232	334
Operating lease liabilities-non-current	1,041	1,108
Total liabilities	5,197	5,720
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 and 6 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	44	275
Series C Preferred Stock; 1 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,441	1,675
Common stock, $0.01 par value; 150,000 shares authorized, 32,025 and 11,230 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	320	112
Additional paid-in capital	176,798	176,101
Accumulated deficit	(178,443)	(174,849)
Total stockholders’ equity	160	3,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,357	$9,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Sales:
Product revenue, net	$2,624	$2,332
Other revenue, net	7	7
Total sales, net	2,631	2,339

Cost of goods sold	837	739
Gross profit	1,794	1,600
Operating expenses
Research and development	19	10
Sales and marketing	1,055	1,236
General and administrative	2,291	1,699
Loss on divestiture of subsidiary	865	—
Total operating expenses	4,230	2,945
Operating loss	(2,436)	(1,345)

Non-cash gain on changes in fair value of warrant liabilities	194	—
Non-cash gain on change in fair value of embedded derivative liability	65	—
Accretion of interest and amortization of discounts on convertible notes	(433)	—
Other expense, net	(480)	—
Net loss from continuing operations	(3,090)	(1,345)

Net loss from discontinued operations (Note 17)	(124)	(394)
Net loss	(3,214)	(1,739)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	380	—
Net loss attributable to common stockholders	$(3,594)	$(1,739)

Basic and diluted net loss per share
Net loss per share from continuing operations	$(0.14)	$(0.66)
Net loss per share from discontinued operations	(0.01)	(0.19)
Net loss per share attributable to common stockholders (basic and diluted)	$(0.15)	$(0.85)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)	24,672	2,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	7	$1,950	11,230	$112	$176,101	$(174,849)	$3,314
Net loss	-	-	-	-	-	(3,214)	(3,214)
Conversion of Series B Preferred Stock to common stock	(5)	(231)	18,813	188	43	-	-
Conversion of Series C Preferred Stock to common stock	(0)	(234)	1,982	20	214	-	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	380	(380)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	60	-	60
Balance at March 31, 2024	2	$1,485	32,025	$320	$176,798	$(178,443)	$160

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	14	$2,973	2,035	$20	$165,713	$(158,152)	$10,554
Net loss	-	-	-	-	-	(1,739)	(1,739)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	75	-	75
Balance at March 31, 2023	14	$2,973	2,035	$20	$165,788	$(159,891)	$8,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023

Operating activities:
Net loss	$(3,214)	$(1,739)
Net loss from discontinued operations	124	394
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12	13
Stock-based compensation expense related to employee and director stock awards	60	75
Non-cash loss on divestiture of subsidiary	865	—
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	368	—
Non-cash gain on changes in fair value of warrant liabilities	(194)	—
Non-cash gain on changes in fair value of embedded derivative liability	(65)	—
Accretion of interest and amortization of debt discounts on convertible notes	415	—
Changes in operating assets and liabilities:
Accounts receivable	(54)	250
Inventory	(107)	(80)
Prepaid expenses and other current assets	(115)	(45)
Operating lease right-of-use assets	84	59
Other assets	1	(6)
Accounts payable and accrued liabilities	308	(74)
Operating lease liabilities	(60)	(34)
Net cash used in operating activities, continuing operations	(1,572)	(1,187)

Investing activities:
Proceeds from divestiture of subsidiary	1,070	—
Purchases of property and equipment	(2)	(13)
Net cash provided by (used in) investing activities, continuing operations	1,068	(13)

Financing activities:
Payments on Secured Convertible Notes	(578)	—
Debt issuance cost	(19)	—
Net cash used in financing activities, continuing operations	(597)	—

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(1,101)	(1,200)
Net decrease in cash and cash equivalents, discontinued operations	(206)	(424)
Net decrease in cash, cash equivalents, and restricted cash, consolidated	(1,307)	(1,624)
Cash, cash equivalents and restricted cash, beginning of year, consolidated	3,606	5,846
Less: Cash and cash equivalents of discontinued operations, end of period	—	(52)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$2,299	$4,170

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid in continuing operations	$236	$—
Interest paid in discontinued operations	—	5

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash information:
Conversions of preferred to common stock	$465	$—
Down round feature adjustments related to Preferred Stock	380	—
Issuance of embedded derivative liability in conjunction with Unsecured Convertible Notes	224	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“our,” “we,” “us” or the “Company”) develops and sells scientifically-created and clinically-proven eyecare, and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

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

The Company operated in principally two reportable segments: (1) Eyecare and Wound Care and (2) Skincare. As noted above, on March 25, 2024, we closed the DERMAdoctor Divestiture resulting in the sale of our skincare segment.

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

Discontinued Operations

On March 25, 2024, the Company completed the DERMAdoctor Divestiture for an aggregate sale price of $1.1 million. The Company recognized a loss on the DERMAdoctor Divestiture amounting to $0.9 million in the period ended March 31, 2024, which is recorded in loss on divestiture of subsidiary in the unaudited condensed consolidated statements of operations.

In connection with the DERMAdoctor Divestiture, the Company has entered into Transition Services Agreement with New Age Investments, LLC to provide for a customary and orderly transition of the business, including warehousing services provided by New Age Investments, LLC and fulfillment services provided by the Company, which shall be included in continuing operations in subsequent periods.

Going Concern

The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues, as the Company continues to invest in its commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

The Company’s long-term liquidity needs will be largely determined by the success of our commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (4) entering into license agreements to sell new products; and/or (5) the divestiture of certain business or product lines and related assets. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). While the Company believes that the proceeds from the 2023 Private Placement and the 2023 Warrant Reprice Transaction (both as defined in Note 9, “Financing Activities”) and the DERMAdoctor Divestiture improved the Company’s liquidity in the near term, there is no assurance that the Company will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating potential other strategic alternatives and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of NovaBay Pharmaceuticals, Inc. and its former wholly-owned subsidiary, DERMAdoctor, LLC, as of and for the three months ended March 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 25, 2024, the Company divested its wholly-owned subsidiary pursuant to the DERMAdoctor Divestiture. The financial results for DERMAdoctor have been presented as discontinued operations in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2024, all gains and losses on disposition, along with the sales, costs and expenses attributable to discontinued operations, have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” in our unaudited condensed consolidated statements of operations.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications. The prior year amounts have been modified in these financial statements to properly report amounts under current operations and discontinued operations (see Note 17, “Divestiture and Discontinued Operations”).

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, contract liabilities related to product sales such as product returns, assumptions for valuing warrants, assumptions for valuing derivative liabilities, the fair value of contingent consideration, intangible assets, goodwill, stock-based compensation, income taxes and other contingencies.

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

The condensed consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024 and amended on March 29, 2024 (collectively, the “2023 Annual Report”).

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,823	$3,130
Cash and cash equivalents, discontinued operations	—	(206)
Restricted cash included in other assets	476	476
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$2,299	$3,400

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

During the three months ended March 31, 2024 and 2023, revenues from significant product categories were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Avenova Spray	$2,096	$1,937
Other products	528	395
Total product revenue, net	2,624	2,332
Other revenue, net	7	7
Total sales, net	$2,631	$2,339

During the three months ended March 31, 2024 and 2023, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com and Avenova.com. Sales of Avenova Spray via Amazon comprised 74% and 75% of total Avenova Spray net revenue during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, accounts receivable from continuing operations from our major distribution partners and major retailers greater than 10% were as follows:

	March 31,	December 31,
Major distribution partner	2024	2023
Major U.S. Retailer A	38%	22%
Avenova Spray Pharmacy Distributor A	18%	14%
Phase One Health	16%	* %
Chongqing Pioneer Pharma Holdings Limited	* %	36%

* Less than 10%

The Company relies on one contract manufacturer to produce its products. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Our contract manufacturer may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that the Company may suffer from unexpected delays in light of the global supply chain issues.

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

See additional information in Note 3, “Fair Value Measurements”.

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. The allowance is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. Management recorded a reserve for allowance for credit losses of $3 thousand as of March 31, 2024 and December 31, 2023.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes a contract manufacturer to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At March 31, 2024 and December 31, 2023, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $229 thousand and $264 thousand, respectively.

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

The Company did not record any goodwill or indefinite-lived asset impairment charges during the three months ended March 31, 2024 or 2023.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with the DERMAdoctor acquisition, the Company was subject to paying consideration that was contingent upon the achievement of specified milestone events. The Company recorded this contingent consideration at its fair value on the acquisition date. Each quarter thereafter, the Company revalued the contingent consideration and recorded changes in fair value within the condensed consolidated statements of operations. The DERMAdoctor acquisition milestone events consisted of financial targets for calendar years 2022 and 2023 which were not met. As a result, the liability recorded for potential earn out payments in the Company’s condensed consolidated balance sheets was zero as of March 31, 2024 and December 31, 2023.

Long-Lived Assets

The Company’s intangible assets that do not have indefinite lives (primarily trade secrets / product formulations) are amortized over their estimated useful lives. All of the Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations.

The Company did not record any long-lived asset impairments during the three months ended March 31, 2024 or 2023.

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

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized in the condensed consolidated balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

Common Stock Warrants

The Company accounts for the issuance of common stock purchase warrants issued in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (ASC 815).

The Company classifies as equity any warrants that (i) require physical share settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement (physical share settlement or net-share settlement). The Company classifies as liabilities any warrants that (i) require net-cash settlement, (ii) give the counterparty a choice of net-cash physical settlement or net-share settlement. In accordance with ASC 815, the Company also classifies as liabilities any warrants during the period which the shares underlying the contract are subject to stockholder approval before the warrant can be exercised.

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions” and Note 11, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”.

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

Preferred Stock

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 12, “Stockholders’ Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. When a conversion price was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). These fair values were determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions”.

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

Revenue generated from end consumers through third-party online retailers, such as Amazon, as well as the Company’s web store (Avenova.com) is recognized on a “sell-through” basis when control of the goods is transferred to the consumer, which generally occurs upon delivery of the products to the party fulfilling the consumer’s order. Revenue is recorded net of any discounts and estimates for refunds and product returns. Fees paid to third-party online retailers and fulfillment parties are recorded as incurred in the Company’s condensed consolidated statements of operations. Fulfillment and shipping and handling fees are recorded as product cost of goods sold. Selling commissions and advertising and promotion fees are recorded as sales and marketing expenses.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising expenses were $0.2 million and $0.3 million, respectively, for the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted earnings (loss) per share (“EPS”) as shown in the Company’s condensed consolidated statements of operations.

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

For the three months ended March 31, 2024 and 2023, the Series B Preferred Stock and Series C Preferred Stock were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Balance at March 31,
	2024	2023
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	3,616,000	1,847,580
Common stock equivalent of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”)	5,192,961	357,750
Stock options	116,700	121,203
Stock warrants	8,382,447	2,305,519
	17,308,108	4,632,052

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our 2023 Annual Report. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

NOTE 3. FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March	Items	Inputs	Inputs
	31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$476	$476	$—	$—

Liabilities
Warrant liabilities	$232	$—	$232	$—
Embedded derivative liability	159	—	159	—
Total liabilities	$391	$—	$391	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$476	$476	$—	$—

Liabilities
Warrant liabilities	$334	$—	$334	$—

The Company’s cash equivalents and restricted cash held as certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Secured Convertible Notes (see Note 10, “Convertible Notes”) are carried at proceeds, net of discounts, which management believes approximates fair value. As a result of certain call and put options within the Secured Convertible Notes, the Company recorded an embedded derivative liability on its condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Secured Convertible Notes. The fair value of the embedded derivative liability was classified within Level 2 of the fair value hierarchy because the stock price used in the related Black Scholes valuation model (see subheading “Black Scholes Valuation Models and Assumptions” below) was adjusted for the dilutive effect of the 2023 Private Placement. The fair value of the May 2023 Warrants issued in conjunction with the 2023 Private Placement as well as the accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Private Placement used the same stock price and were classified within Level 3.

The Unsecured Convertible Notes (see Note 10, “Convertible Notes”) are carried at proceeds, net of discounts, which management believes approximates fair value. As a result of certain call and put options within the Unsecured Convertible Notes, the Company recorded an embedded derivative liability on its unaudited condensed consolidated balance sheet with a corresponding debt discount which is netted against the face value of the Unsecured Convertible Notes. The fair value of the embedded derivative liability was classified within Level 2 of the fair value hierarchy.

The fair value of the December 2023 Warrants issued in conjunction with the 2023 Warrant Reprice Transaction as well as the accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Warrant Reprice Transaction were classified within Level 2.

See Note 11, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”, for a reconciliation of the beginning and ending balances for the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 2) during the three months ended March 31, 2024 and 2023.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the three months ended March 31, 2024 and 2023.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this report. The following tables summarize the assumptions utilized for valuations impacting results for the periods reported. See also Note 13, “Equity-Based Compensation” for related Black Scholes valuation assumptions.

Warrant Liabilities

Various of the Company’s warrants have been, or are, subject to stockholder approval upon issuance or amendment and prior to exercise. Currently, the Company’s December 2023 Warrants and March 2024 Warrant are subject to stockholder approval prior to exercise. The warrants are recorded as a liability at fair value upon issuance or amendment and continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs at which time they are transferred to stockholders’ equity at their fair value on the date of approval. Fair value was determined using a Black Scholes model as outlined below. See Note 11, “Common Stock Warrants” for additional information and the definitions of the Company’s warrants.

	May 2023 Warrants			May 2023 Warrants			December 2023 Warrants	December 2023 Warrants
Measurement event	Issuance			Stockholder Approval			Issuance	Reporting Date
Date	May 1, 2023			June 9, 2023			December 21, 2023	December 21, 2023
Total Value	1.6 million			$1.4 million			$0.4 million	$0.3 million
Gain	not applicable			$0.2 million			not applicable	$56 thousand

Assumptions:
Exercise price	1.30					$1.30	$0.25	$0.25
Market price	$0.72		(a)			$0.68	$0.23	$0.20
Volatility	80.1%					77.6%	79.3%	79.3%
Risk-free rate	3.60	-	4.04%	3.92	-	4.59%	3.88%	3.85%
Dividend yield	0.0%					0%	0%	0%
Term (years)	2.1	-	5.1%	2.0	-	5.0	5.5	5.5

	December	March	March
	2023	2024	2024
	Warrants	Warrant	Warrant
Measurement event	Reporting Date	Issuance	Reporting Date
Date	March 31, 2024	March 25, 2024	March 31, 2024
Total Value	$0.2 million	$0.1 million	$0.1 million
Gain	$173 thousand	not applicable	$21 thousand

Assumptions:
Exercise price	$0.25	$0.14	$0.14
Market price	$0.10	$0.13	$0.10
Volatility	92.3%	86.9%	86.9%
Risk-free rate	4.21%	4.24%	4.21%
Dividend yield	0%	0%	0%
Term (years)	5.2	5.5	5.5

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

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

	July 2020, November 2021, September 2022 & November 2022 Warrants
Measurement event	Prior to amendment				After amendment
Date	April 27, 2023				April 27, 2023
Total Value	$0.3 million				$0.5 million
Loss	not applicable				$0.2 million

Assumptions:
Exercise price	$6.30				$1.50
Market price	$0.72			(a)	$0.72			(a)
Volatility	80.1%				80.1%
Risk-free rate	3.59	-	4.73%		3.59	-	4.73%
Dividend yield	0.0%				0.0%
Term (years)	1.1	-	5.6		1.1	-	5.6

	May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	December 21, 2023			December 21, 2023
Total Value	$56 thousand			$0.2 million
Loss	not applicable			$0.1 million

Assumptions:
Exercise price	$1.30			$0.25
Market price	$0.23			$0.23
Volatility	79.3%			79.3%
Risk-free rate	3.92	-	4.62%	3.92	-	4.62%
Dividend yield	0.0%			0.0%
Term (years)	1.5	-	4.5	1.5	-	4.5

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (see Note 12, “Stockholders’ Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. When a conversion price was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

	Series B & C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	April 27, 2023	April 27, 2023
Total value (b)	$9.6 million	$11.6 million
Deemed dividend	not applicable	$2.0 million

Assumptions:
Exercise price	$6.30	$1.30
Market price	$0.72 (a)	$0.72 (a)
Volatility	80.1%	80.1%
Risk-free rate	4.91%	4.91%
Dividend yield	0.0%	0.0%
Term (in years)	0.8	0.8

	Series B & C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	December 21, 2023	December 21, 2023
Total value (b)	$1.7 million	$6.8 million
Deemed dividend	not applicable	$5.1 million

Assumptions:
Exercise price	$1.30	$0.25
Market price	$0.23	$0.23
Volatility	79.3%	79.3%
Risk-free rate	5.43%	5.43%
Dividend yield	0.0%	0.0%
Term (years)	0.3	0.3

	Series C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	March 24, 2024	March 24, 2024
Total value (b)	$0.5 million	$0.9 million
Deemed dividend	not applicable	$0.4 million

Assumptions:
Exercise price	$0.25	$0.14
Market price	$0.13	$0.13
Volatility	79.9%	79.9%
Risk-free rate	5.51%	5.51%
Dividend yield	0.0%	0.0%
Term (in years)	0.1	0.1

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Bifurcatable Derivatives

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 10, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Unsecured Convertible Notes derivative	Unsecured Convertible Notes derivative
Measurement event	Issuance	Reporting Date
Date	March 25, 2024	March 31, 2024
Total value	$0.2 million	$0.2 million
Gain	not applicable	$65 thousand

Assumptions:
Exercise price	$0.14	$0.14
Market price	$0.13	$0.10
Volatility	86.9%	86.9%
Risk-free rate	4.54%	4.59%
Dividend yield	0.0%	0.0%
Term (years)	2.0	2.0

Upon issuance in May 2023, the Secured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 10, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Secured Convertible Notes derivative	Secured Convertible Notes derivative
Measurement event	Issuance	Shareholder approval
Date	April 27, 2023	June 9, 2023
Total value (b)	$0.2 million	$0.2 million
Gain	not applicable	$40 thousand

Assumptions:
Exercise price	$1.30	$1.30
Market price	$0.72 (a)	$0.75
Volatility	80.1%	76.9%
Risk-free rate	4.88%	5.41%
Dividend yield	0.0%	0.0%
Term (years)	0.8	0.7

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Adjusted for probability of occurrence.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid dues and subscriptions	$89	$85
Prepaid taxes	68	83
Prepaid inventory	4	73
Prepaid insurance	114	66
Other	96	81
Prepaid expenses from discontinued operations	—	(132)
Total prepaid expenses and other current assets	$371	$256

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials and supplies	$160	$1,027
Finished goods	732	2,477
Less: Reserve for excess and obsolete inventory	(229)	(627)
Inventory, net of reserves, from discontinued operations	—	(2,313)
Total inventory, net	$663	$564

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	433	431
Leasehold improvements	152	152
Total property and equipment, at cost	762	760
Less: accumulated depreciation	(685)	(673)
Total property and equipment, net	$77	$87

Depreciation expense related to continuing operations was $12 thousand and $13 thousand for the three months ended March 31, 2024 and 2023, respectively. The Company recorded no depreciation expense during the three months ended March 31, 2024 and 2023, and no property and equipment as of March 31, 2024 and December 31, 2023 related to discontinued operations.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Contract liabilities (see Note 14)	$745	$946
Employee payroll and benefits	308	341
Other	213	229
Accrued liabilities from discontinued operations	—	(347)
Total accrued liabilities	$1,266	$1,169

NOTE 8. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2024 or December 31, 2023.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2024 or December 31, 2023.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of March 31, 2024 and December 31, 2023, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027.

Lease costs for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease – expense	$100	$100
Operating lease from discontinued operations – expense	—	30
Operating lease – included in operating cash flow	76	74
Operating lease from discontinued operations – included in operating cash flow	—	32

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the Three Months Ended March 31,
	2024	2023
Weighted-average remaining lease term (in years)	3.3	4.0
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of March 31, 2024 were as follows (in thousands):

2024	$350
2025	439
2026	444
2027	290
Total future minimum lease payments	1,523
Less: Imputed interest	(107)
Total	$1,416

Reported as:
Operating lease liability	$375
Operating lease liability- non-current	1,041
Total	$1,416

NOTE 9. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 10, “Convertible Notes”; 11, “Common Stock Warrants” and 12, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

2024 Subsidiary Guarantee Termination

On March 24, 2024, in connection with completing certain required conditions to close the DERMAdoctor Divestiture, the Company and the holders of the Secured Convertible Notes entered into a First Amendment (the “First Amendment”) to the Company’s Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove the Membership Units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement, and a Consent and Release (the “Subsidiary Guarantee Consent”), to terminate the Subsidiary Guarantee, dated April 7, 2023 (the “Subsidiary Guarantee”) (collectively, the “2024 Subsidiary Guarantee Termination”). To obtain the secured parties’ consent that resulted in the reduction of the collateral available to secure the obligations under the Secured Convertible Notes and as consideration for the secured parties taking the necessary actions to execute and deliver the First Amendment and the Subsidiary Guarantee Consent, the Company provided each secured party the option, at the Secured Party’s election, to receive only upon the closing of the DERMAdoctor Divestiture either a March 2024 Warrant (see Note 11, “Common Stock Warrants”) or an Unsecured Convertible Note (see Note 10 “Convertible Notes”).

The Company issued, based on the secured parties’ elections, (i) a March 2024 Warrant to a secured party that is exercisable for an aggregate of 1,000,000 shares of Common Stock and (ii) Unsecured Convertible Notes to four secured parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of Common Stock.

The Company incurred total issuance costs of $130 thousand in conjunction with the 2024 Subsidiary Guarantee Termination. The Company allocated $19 thousand of the issuance costs to the Unsecured Convertible Notes which was recorded as a discount in the Company’s condensed consolidated balance sheets. The remaining $111 thousand was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s condensed consolidated statements of operations, during the three months ended March 31, 2024.

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

The 2023 Warrant Reprice Transaction resulted in gross proceeds of approximately $0.6 million. The Company allocated the gross proceeds between the common stock and December 2023 Warrants issued to participants by applying the relative fair value allocation methodology. The Company allocated $0.2 million in gross proceeds to the common stock and $0.4 million to the December 2023 Warrants which were classified as a liability upon issuance and as of March 31, 2024.

The Company incurred total issuance costs of $0.2 million in conjunction with the 2023 Warrant Reprice Transaction. The Company allocated $0.1 million of the issuance costs to the common stock which was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheets. The remaining $0.1 million was allocated to the warrant liability and expensed as “Other expense, net” in the Company’s condensed consolidated statements of operations.

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

The Company incurred total issuance costs of $0.7 million in conjunction with the 2023 Private Placement, including a $0.4 million non-cash loss on the warrant modification. The Company allocated $0.3 million of the issuance costs to the Secured Convertible Notes which was recorded as a discount in the Company’s condensed consolidated balance sheets. The remaining $0.4 million was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s condensed consolidated statements of operations.

NOTE 10. CONVERTIBLE NOTES

Unsecured Convertible Note

In March 2024, the Company issued $525 thousand aggregate principal amount unsecured convertible notes (the “Unsecured Convertible Notes”) in conjunction with the 2024 Subsidiary Guarantee Termination. The 2024 Subsidiary Guarantee Termination was executed with certain holders of the Secured Convertible Notes in order to close the DERMAdoctor Divestiture (see additional discussion in Note 9, “Financing Activities” and Note 17, “Divestiture and Discontinued Operations”). The Unsecured Convertible Notes are due March 25, 2026 and bear no stated interest.

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $0.14 per share at any time beginning on the date that the Company’s stockholders approve the conversion of up to the aggregate principal amount of all of the Unsecured Convertible Notes. Any such conversion is at the election of individual holders up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon stockholder approval, the Unsecured Convertible Notes will be convertible for up to 3,750,000 shares of common stock. If stockholder approval is not obtained by September 25, 2024, the Unsecured Convertible Notes will become immediately due and payable.

Upon issuance in March 2024, the lender’s conversion option under the Unsecured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $224 thousand as of the date of issuance in accordance with a Black Scholes valuation model. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions”. Upon stockholder approval of conversion of the notes, the embedded call option will no longer require liability treatment and will be reclassified to equity. The fair value of the embedded derivative liability was determined to be $159 thousand as of March 31, 2024. The change of $65 thousand in fair value between the date of issuance and as of March 31, 2024 was recorded as a non-cash gain on change in fair value of embedded derivative liability in the condensed consolidated statements of operations. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions”.

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. During the three month period ended March 31, 2024, the effective interest rate on the Unsecured Convertible Notes was 144%. During the three month period ended March 31, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was nominal, which was included in other expense, net in the condensed consolidated statements of operations.

Secured Convertible Note

In May 2023, the Company issued $3.3 million aggregate principal amount Original Issue Discount Senior Secured Convertible Debentures (the “Secured Convertible Notes”) in conjunction with the 2023 Private Placement (see Note 9, “Financing Activities”). The Secured Convertible Notes were issued with a $300 thousand original issue discount. The Secured Convertible Notes are due November 1, 2024.

The Secured Convertible Notes may be converted or redeemed for a conversion price equal to $1.30 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance, the Secured Convertible Notes were convertible for up to 2,538,464 shares of common stock. As of March 31, 2024, the Secured Convertible Notes were convertible for up to 1,030,944 shares of common stock.

Beginning June 1, 2023, the Company was required to start making a monthly redemption of 1/18th of the original principal amount of the Secured Convertible Notes. Each monthly redemption reduces the outstanding principle of the Secured Convertible Note by $183 thousand and may be made in cash or, under limiting conditions, in stock at the election of the Company. Monthly redemption in cash requires a total payment of $193 thousand. Monthly redemption in stock requires the issuance of shares equal to $193 thousand divided by the lower of (i) $1.30 or (ii) 90% of the Company’s common stock’s average volume-weighted average price over 10 trading days prior to the redemption. The conditions allowing for redemption in stock have not been met through March 31, 2024 and the Company has made all monthly redemption payments in cash.

The Secured Convertible Notes also provide for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes are outstanding. In connection with the 2023 Warrant Reprice Transaction (see Note 12, “Stockholders’ Equity”), the Company made such a payment totaling $126 thousand in cash against the Secured Convertible Notes.

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

The difference between the $1.2 million allocated to the Secured Convertible Notes and the $3.3 million aggregate principal amount represent discounts for the portion of proceeds allocated to the embedded derivative liability and the May 2023 Warrants (See Note 11, “Common Stock Warrants”) as well as the $0.3 million original issue discount. The Company also allocated $0.3 million of debt issuance costs to the Secured Convertible Notes.

The discounts and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Secured Convertible Notes, assuming that the Secured Convertible Notes will be redeemed for cash of $193 thousand per month beginning in June 2023. The effective interest rate on the Secured Convertible Notes was 173%. During the three months ended March 31, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $0.4 million, which was included in other expense, net in the condensed consolidated statements of operations.

The Secured Convertible Notes are presented as follows as of March 31, 2024 (in thousands):

Principal amount	$1,314
Unamortized discount for proceeds allocated to embedded derivative liability and May 2023 Warrants	(293)
Unamortized debt issuance costs	(48)
Total Secured Convertible Notes, net	$973

The Secured Convertible Notes, net, are classified as short term in the Company’s condensed consolidated balance sheets.

As of March 31, 2024, the Company’s contractual maturity of the principal balance of the Secured Convertible Notes was as follows (in thousands):

2024	$1,314

NOTE 11. COMMON STOCK WARRANTS

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 9, “Financing Activities”; and 12, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

March 2024 Warrant

In March 2024, the Company executed the First Amendment and Subsidiary Guarantee Consent as part of the 2024 Subsidiary Guarantee Termination with holders of the Secured Convertible Notes (see Note 10, “Convertible Notes”) in order to close the DERMAdoctor Divestiture (see additional discussion in Note 9, “Financing Activities” and Note 17, “Divestiture and Discontinued Operations”). In exchange for the consent of each holder, the option, at the holder’s election, to receive upon the closing of the DERMAdoctor sale either, a new common stock warrant (the “ March 2024 Warrant”), or a new unsecured convertible note (see additional discussion in Note 17, “Divestiture and Discontinued Operations”). One holder elected the option to receive a March2024 Warrant exercisable for 1,000,000 shares of common stock for $0.14 per share.

Upon issuance, the March 2024 Warrant was subject to stockholder approval prior to exercise. Stockholder approval had not occurred as of March 31, 2024. This warrant was recorded as a liability at fair value upon issuance and will continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs.

December 2023 Warrants

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “ December 2023 Warrants”) exercisable for 2,528,848 shares of common stock for $0.25 per share through June 21, 2029. Upon issuance, the December 2023 Warrants were subject to stockholder approval prior to exercise. Stockholder approval had not occurred as of March 31, 2024. These warrants were recorded as a liability at fair value upon issuance and will continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs.

May 2023 Warrants

In May 2023, in conjunction with the 2023 Private Placement, the Company issued the following new common stock purchase warrants (collectively, the “ May 2023 Warrants”):

●	May 2023 Series B-1 Warrants exercisable for 2,538,464 shares of common stock for $1.30 per share through June 9, 2028 (“ May 2023 B-1 Warrants”); and
●	May 2023 Series B-2 Warrants exercisable for 2,538,464 shares of common stock for $1.30 per share through June 9, 2025 (“ May 2023 B-2 Warrants”).

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $0.25. Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $1.30):

●	May 2023 B-1 Warrants exercisable for 634,616 shares of common stock; and
●	May 2023 B-2 Warrants exercisable for 1,894,232 shares of common stock.

For the amendment in December 2023, the Company recognized a $0.2 million loss on modification of common stock warrants related to the May 2023 Warrants.

November 2022 Warrants

In November 2022, in conjunction with the 2022 Private Placement, the Company issued the following common stock purchase warrants (collectively, the “ November 2022 Warrants”):

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

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2022 Warrants to reduce their exercise prices from $6.30 to $1.50 as follows:

●	November 2022 A-1 Warrants exercisable for 436,510 shares of common stock; and
●	November 2022 A-2 Warrants exercisable for 436,510 shares of common stock.

For the amendment in May 2023, the Company recognized a $0.1 million loss on modification of common stock warrants related to the November 2022 Warrants.

September 2022 Warrants

In September 2022, in conjunction with the warrant reprice transaction (the “2022 Warrant Reprice Transaction”), the Company issued new common stock purchase warrants (the “ September 2022 Warrants”) exercisable for 327,860 shares of common stock for $6.30 per share through September 11, 2028.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain September 2022 Warrants exercisable for 238,574 shares of common stock to reduce their exercise prices from $6.30 to $1.50.

For the amendment in May 2023, the Company recognized a $46 thousand loss on modification of common stock warrants related to the September 2022 Warrants.

November 2021 Warrants

In November 2021, in conjunction with a private placement transaction, the Company issued the new common stock purchase warrants (the “ November 2021 Warrants”) exercisable for 1,071,434 shares of common stock for $18.55 per share through March 9, 2023.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended all November 2021 Warrants to reduce their exercise prices from $18.55 to $6.30 and extend their termination date to September 11, 2028. Immediately after amendment, November 2021 Warrants were exercised for 267,860 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2021 Warrants exercisable for 535,716 shares of common stock to reduce their exercise prices from $6.30 to $1.50.

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the November 2021 Warrants of $1.5 million and $0.1 million, respectively.

July 2020 Warrants

In July 2020, in conjunction with a private placement transaction, the Company issued the new common stock purchase warrants (the “ July 2020 Warrants”) exercisable for 197,105 shares of common stock for $57.75 per share through January 22, 2026.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants exercisable for 137,145 shares of common stock to reduce their exercise prices from $57.75 to $6.30. Immediately after amendment, July 2020 Warrants were exercised for 60,000 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain July 2020 Warrants exercisable for 77,145 shares of common stock to reduce their exercise prices from $6.30 to $1.50.

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the July 2020 Warrants of $0.4 million and $14 thousand, respectively.

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding during the three months ended March 31, 2024 and 2023 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	2,305,519	$7.70
Warrants granted	—	—
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at March 31, 2023	2,305,519	7.70

Outstanding at December 31, 2023	7,382,447	$1.82
Warrants granted	1,000,000	0.14
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at March 31, 2024	8,382,447	1.60

Common stock warrants outstanding as of March 31, 2024 were as follows:

Series	Exercise Price	Expiration Date	Warrants
2019 Ladenburg Warrants	$34.65	August 8, 2024	4,799
July 2020 Warrants	$57.75	January 22, 2026	59,960
July 2020 Warrants	$1.50	January 22, 2026	77,145
TLF Warrants	$23.51	January 15, 2026	429
November 2021 Warrants	$6.30	September 11, 2028	267,858
November 2021 Warrants	$1.50	September 11, 2028	535,716
September 2022 Warrants	$6.30	September 11, 2028	89,286
September 2022 Warrants	$1.50	September 11, 2028	238,574
November 2022 A-1 Warrants	$6.30	November 20, 2028	79,366
November 2022 A-1 Warrants	$1.50	November 20, 2028	436,510
November 2022 A-2 Warrants	$6.30	May 20, 2024	79,366
November 2022 A-2 Warrants	$1.50	May 20, 2024	436,510
May 2023 B-1 Warrants	$1.30	June 9, 2028	1,903,848
May 2023 B-2 Warrants	$1.30	June 9, 2025	644,232
December 2023 Warrants	$0.25	June 21, 2029	2,528,848
March 2024 Warrant	$0.14	To be determined (*)	1,000,000
Outstanding at March 31, 2024			8,382,447

*The March 2024 Warrant will be initially exercisable on the later of (A) the six (6) month anniversary of the date of issuance or (B) the date immediately following the date on which Company stockholders approve the exercise of the March 2024 Warrant into shares of Common Stock and have a term of exercise of five (5) years from the date that the March 2024 Warrant becomes exercisable.

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands). See additional information per Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions.”

Warrant liabilities as of December 31, 2023	334
Decrease in fair value of December 2023 Warrants liability during period	(173)
Fair value of March 2024 Warrant upon issuance	92
Decrease in fair value of March 2024 Warrant liability after issuance	(21)
Warrant liabilities as of March 31, 2024	$232

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board of Directors.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the three months ended March 31, 2024 and 2023 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are nearly identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. Until its expiration (as described in more detail below), the Preferred Stock had anti-dilution protection (the “Ratchet”) in the event that the Company sold or granted any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. As of March 31, 2024 and 2023, 904 and 11,620 shares of Series B Preferred Stock remained outstanding, respectively. As of March 31, 2024 and 2023, outstanding shares of Series B Preferred Stock were convertible into 3,616,000 and 1,847,580 shares of common stock at a conversion price of $0.25 and $6.30, respectively.

In accordance with the Ratchet, the Series B Preferred Stock conversion price was reduced as follows (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

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

On January 29, 2024, the Ratchet of the Series B Preferred Stock expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted into common stock. The Series B Preferred Stock conversion price will remain at $0.25 until all remaining Series B Preferred Stock has been converted.

Series C Preferred Stock

We issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with the 2022 Private Placement (see Note 9, “Financing Activities”). As of March 31, 2024 and 2023, 727 and 2,250 shares of Series C Preferred Stock remained outstanding, respectively. As of March 31, 2024 and 2023, outstanding shares of Series C Preferred Stock were convertible into 5,192,961 and 357,750 shares of common stock at a conversion price of $0.14 and $6.30, respectively.

In accordance with the Ratchet, the Series C Preferred Stock conversion price was reduced as follows during the three months ended March 31, 2024 and 2023 (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●	In April 2023, from $6.30 to $1.30, as a result of the 2023 Private Placement, resulting in a $194 thousand deemed dividend.
●	In December 2023, from $1.30 to $0.25, as a result of the 2023 Warrant Reprice Transaction, resulting in a $0.5 million deemed dividend.
●	In March 2024, from $0.25 to $0.14, as a result of the 2024 First Amendment and the Subsidiary Guarantee Consent, resulting in a $0.4 million deemed dividend.

On March 27, 2024, the Ratchet of the Series C Preferred Stock expired with no further impact because greater than 75% of the originally issued 3,250 Series C Preferred Stock had been converted into common stock. The Series C Preferred Stock conversion price will remain at $0.14 until all remaining Series C Preferred Stock has been converted.

Common Stock

See Note 9, “Financing Activities” and Note 11, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the three months ended March 31, 2024 and 2023.

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

In  March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on  June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. On March 31, 2023, the number of shares available for future awards under the 2017 Plan was increased by 81,417 shares. As of  March 31, 2024, there were 179,585 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2023, and activity during the three month period ended March 31, 2024:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	125	$31.15	7.3	$1
Options forfeited/cancelled	(8)	$20.36
Outstanding at March 31, 2024	117	$31.91	6.8	$1

Vested and expected to vest at March 31, 2024	111	$33.17	6.7	$1

Vested and exercisable at March 31, 2024	62	$56.86	5.0	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2024 for options that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three months ended March 31, 2024 or 2023. The Company received no cash payments for the exercise of stock options during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $0.1 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s condensed consolidated statements of operations over the remaining weighted average vesting period of 1.41 years.

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

During the three months ended March 31, 2024, the Company did not grant any options to employees or directors. During the three months ended March 31, 2023, the Company granted options to employees or directors to purchase an aggregate of 3,650 shares of common stock.

The weighted-average assumptions used in determining the value of options were as follows:

Assumption	For the Three Months Ended March 31, 2023
Expected price volatility	154.49%
Expected term (in years)	6.66
Risk-free interest rate	3.41%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$2.37

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

During the three months ended March 31, 2024 and 2023, the Company did not grant restricted stock to employees or directors.

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $47 thousand and $75 thousand, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2024 and 2023, the Company did not grant options to non-employees in exchange for advisory and consulting services.

The Company did not grant restricted stock to non-employees during the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $13 thousand and $0, respectively, as it relates to non-employees.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Research and development	$4	$6
Sales and marketing	26	15
General and administrative	30	54
Total stock-based compensation expense	$60	$75

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the three months ended March 31, 2024 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2023	$913	$12	$21	$946
Less discontinued operations	(218)	—	—	(218)
Continuing operations balance at December 31, 2023	695	12	21	728
Provision related to sales made in:
Current period	26	8	18	52
Payments and customer credits issued	(2)	(7)	(26)	(35)
Balance at March 31, 2024	$719	$13	$13	$745

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended March 31, 2024 and 2023, the Company earned $55 thousand and $92 thousand, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.7 million as of March 31, 2024 and December 31, 2023. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the three months ended March 31, 2024 and 2023, the revenue generated from Avenova Spray in these channels was $1.7 million and $1.6 million, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $24 thousand and $23 thousand to the plan from continuing operations in the three months ended March 31, 2024 and 2023, respectively. The Company contributed $9 thousand to the plan from discontinued operations in the three months ended March 31, 2023.

NOTE 16. SEGMENT REPORTING

The Company operates as one reportable segment, Eyecare and Wound Care, which is described in further detail below. This is based on the objectives of the business and how our chief operating decision maker (CODM), the President and Chief Executive Officer, monitors operating performance and allocates resources.

Change in Reportable Segments

The Company previously operated in principally two reportable segments, (1) Eyecare and Wound Care and (2) Skincare. During the three month period ended March 31, 2024, in connection with the previously announced strategic shift and upon the DERMAdoctor Divestiture, the Company has ceased to operate the Skincare segment. As a result, the Company changed the level of detail at which our CODM regularly reviews and manages the businesses, resulting in a change to our reportable segments.

We now manage and report our operating results through one reportable segment: Eyecare and Wound Care. This change allows us to better align our business models, resources, and cost structure to the specific current and future growth of our business, while maintaining the necessary information and transparency to our stockholders. Our historical segment information has been recast to conform to the current segment structure.

NOTE 17. DIVESTITURE AND DISCONTINUED OPERATIONS

On March 12, 2024, the Company entered into an agreement to sell 100% of the membership units of DERMAdoctor for a closing purchase price of $1.1 million. The sale of the membership units closed, and the DERMAdoctor Divestiture occurred, on March 25, 2024. In order to close the sale, the Company was required to obtain the consent of the holders of the Secured Convertibles Notes (see Note 10, “Convertible Notes”) issued in May 2023 to (i) amend the Security Agreement to remove the Membership Units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement and (ii) terminate the Subsidiary Guarantee, which DERMAdoctor entered into in connection with the issuance of the Secured Convertible Notes.

On March 24, 2024, the Company and the secured parties entered into a First Amendment to the Security Agreement, to effect an amendment to the Security Agreement and a Consent and Release to terminate the Subsidiary Guarantee. To obtain the secured parties’ consent and as consideration for the secured parties taking the necessary actions to execute and deliver the First Amendment and the Subsidiary Guarantee Consent, the Company provided each secured party the option, at the secured party’s election, to receive only upon the closing of the DERMAdoctor Sale Transaction either: a March 2024 Warrant or the Unsecured Convertible Notes (see Note 10 “Convertible Notes”).

The accounting requirements for reporting the DERMAdoctor business as discontinued operations were met during the first quarter of 2024. Accordingly, the condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the results of the DERMAdoctor business as a discontinued operation for the periods presented.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the condensed consolidated balance sheets as of December 31, 2023, and consist of the following (in thousands):

Balance at December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$206
Accounts receivable, net of allowance for credit losses ($0 at December 31, 2023)	79
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($363 at December 31, 2023)	2,313
Prepaid expenses and other current assets	132
Total current assets, discontinued operations	2,730
Other assets	19
Total assets, discontinued operations	$2,749

LIABILITIES
Liabilities:
Current liabilities:
Accounts payable	$224
Accrued liabilities	347
Operating lease liabilities	127
Total current liabilities, discontinued operations	698
Total liabilities, discontinued operations	$698

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of operations. The results of DERMAdoctor’s operations for the three months ended March 31, 2024 and 2023 have been reflected as discontinued operations in the condensed consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales:
Product revenue, net	$717	$785
Total sales, net	717	785

Cost of goods sold	493	449
Gross profit	224	336
Operating expenses
Research and development	2	16
Sales and marketing	292	417
General and administrative	48	292
Total operating expenses	342	725
Operating loss	(118)	(389)

Other expense, net	(6)	(5)

Net loss from discontinued operations	$(124)	$(394)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of cash flows. The results of DERMAdoctor for the three months ended March 31, 2024 and 2023 have been reflected as discontinued operations in the condensed consolidated statements of cash flows and consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating activities:
Net loss from discontinued operations	$(124)	$(394)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	38
Changes in operating assets and liabilities:
Accounts receivable	(262)	(112)
Inventory	183	(280)
Prepaid expenses and other current assets	(4)	89
Operating lease right-of-use assets	—	28
Other assets	15	9
Accounts payable and accrued liabilities	63	227
Operating lease liabilities	(31)	(29)
Net cash used in operating activities, discontinued operations	(160)	(424)

Investing activities:
Cash transferred to New Age Investments, LLC	(46)	—
Net cash used in investing activities, discontinued operations	(46)	—

Net decrease in cash and cash equivalents, discontinued operations	$(206)	$(424)

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of  March 31, 2024, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements.

On April 18, 2024, the Company received a notification from the NYSE American LLC Exchange (“NYSE American”) stating that the Company is not in compliance with Section 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of $4.0 million or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively). Therefore, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide and must submit a plan of compliance by May 18, 2024 addressing how it intends to regain compliance with Section 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide by October 18, 2025. The Company has submitted its plan of compliance to the NYSE for its review.

Subsequent to the three month period ended March 31, 2024, 273 shares of Series B Preferred Stock and 660 shares of Series C Preferred Stock were converted into 1,092,000 and 4,714,380 shares of common stock, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024, as amended on March 29, 2024 (the “2023 Annual Report”). Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” of this report and in our 2023 Annual Report, as well as in other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

We are a company focused on the development and sale of scientifically-created and clinically-proven eyecare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers, primarily through online distribution channels, and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for the cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. On March 25, 2024, we announced the closing of the sale of DERMAdoctor (the “DERMAdoctor Divestiture”). We acquired DERMAdoctor in November 2021 in order to achieve overall revenue growth, cost reductions and profitability. We were unable to achieve those objectives with DERMAdoctor. We continue to evaluate strategies for our entire Company, to maximize revenue growth and profitability and minimize operating losses while addressing our capital and liquidity needs. To that end, we determined to divest DERMAdoctor and consummate the DERMAdoctor Divestiture, which was not profitable, having incurred historical losses including the loss of $124 thousand for the three months ended March 31, 2024. The DERMAdoctor Divestiture streamlined our business by reducing our cash burn and allows us to focus on pursuing better growth opportunities.

Recent Developments

DERMAdoctor Divestiture

On March 12, 2024, we entered into a Membership Unit Purchase Agreement (the “DERMAdoctor Purchase Agreement”) by and among: (i) New Age Investments, LLC; (ii) DERMAdoctor; and (iii) the Company that provided for the sale of 100% of the membership units (the “Membership Units”) of DERMAdoctor.

Upon the closing of the DERMAdoctor Divestiture on March 25, 2024 as contemplated by the DERMAdoctor Purchase Agreement, the Company sold the Membership Units to New Age Investments, LLC for a purchase price of $1.1 million. For additional information regarding the DERMAdoctor Divestiture, see also Note 17, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Amendment to the Security Agreement and Consent to Terminate the Subsidiary Guarantee

The closing of the DERMAdoctor Divestiture was subject to certain conditions, which included the Company obtaining the consent of the holders (the “Secured Parties”) of the Company’s Original Discount Senior Secured Convertible Debentures due November 1, 2024 (see Note 10, “Convertible Notes”), to (i) amend the Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove the Membership Units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement and (ii) terminate the Subsidiary Guarantee, dated April 27, 2023, which DERMAdoctor entered into in connection with the issuance of the Secured Convertible Notes.

On March 24, 2024, the Company and the Secured Parties entered into a First Amendment to the Security Agreement to effect the Security Agreement Amendment, and a Consent and Release to effect the 2024 Subsidiary Guarantee Termination. As consideration for the Secured Parties executing and delivering the First Amendment and the Subsidiary Guarantee Consent, which reduced the collateral available to secure the obligations under the Secured Convertible Notes, the Company provided each Secured Party the option, at the Secured Party’s election, to receive upon the closing of the DERMAdoctor Divestiture either: (i) a new Series D common stock purchase warrant (the “March 2024 Warrant”), or (ii) a new unsecured convertible note convertible into shares of common stock (the “Unsecured Convertible Notes”).  Based on the Secured Parties’ elections and as a result of the closing of the DERMAdoctor Divestiture, the Company issued: (A) a March 2024 Warrant to a Secured Party that is exercisable for an aggregate of 1,000,000 shares of common stock and (B) Unsecured Convertible Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of common stock.

The Company incurred total issuance costs of $130 thousand in conjunction with the 2024 Subsidiary Guarantee Termination. The Company allocated $19 thousand of the issuance costs to the Unsecured Convertible Notes which was recorded as a discount in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024. The remaining $111 thousand was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s condensed consolidated statements of operations, during the three months ended March 31, 2024. For additional information regarding the March 2024 Warrant and the Unsecured Convertible Notes that we issued, see also Notes 9, “Financing Activities”; 10, “Convertible Notes”; 11, “Common Stock Warrants”; and 12, “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our products. Our net losses were $3.2 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $178.4 million, total current assets of $3.6 million and total assets of $5.4 million.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We review goodwill, indefinite-lived intangible assets and long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgement in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the fourth quarter of 2023 as further described in Note 2, “Summary of Significant Accounting Policies” included in our 2023 Annual Report.

Valuation of Contingent Consideration Resulting from a Business Combination

We revalue any outstanding contingent obligations to pay future consideration related to business combinations at the end of each quarter and record increases or decreases in their fair value within our condensed consolidated statements of operations. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. See additional information in Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (dollars in thousands)

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Sales:
Product revenue, net	$2,624	$2,332	$292	13%
Other revenue, net	7	7	—	0%
Total sales, net	2,631	2,339	292	12%

Cost of goods sold	837	739	98	13%
Gross profit	1,794	1,600	194	12%
Operating expenses
Research and development	19	10	9	90%
Sales and marketing	1,055	1,236	(181)	(15%)
General and administrative	2,291	1,699	592	35%
Loss on divestiture of subsidiary	865	—	865	100%
Total operating expenses	4,230	2,945	1,285	44%
Operating loss	(2,436)	(1,345)	(1,091)	81%

Non-cash gain on changes in fair value of warrant liabilities	194	—	194	100%
Non-cash gain on change in fair value of embedded derivative liability	65	—	65	100%
Accretion of interest and amortization of discounts on convertible notes	(433)	—	(433)	(100)%
Other expense, net	(480)	—	(480)	(100)%

Net loss from continuing operations	(3,090)	(1,345)	(1,745)	130%

Net loss from discontinued operations	(124)	(394)	270	(69%)

Net loss	$(3,214)	$(1,739)	$(1,475)	85%

Impact of DERMAdoctor Divestiture

The financial results of DERMAdoctor beginning from January 1, 2024 through the closing of the DERMAdoctor Divestiture on March 25, 2024 in the table above and as set forth in the report have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” for the three months ended March 31, 2024 (see Note 17, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The discussions below and throughout this section apply only to results from continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, increased $0.3 million, or 13%, to $2.6 million for the three months ended March 31, 2024, from $2.3 million for the three months ended March 31, 2023.

Revenue from eyecare products, including Avenova Spray, increased $0.2 million to $2.4 million for the three months ended March 31, 2024, from $2.2 million for the three months ended March 31, 2023. The increase was due to an overall increase in Avenova branded products sold through online channels.

Revenue from the Company’s PhaseOne branded wound care product increased $0.1 million to $0.2 million for the three months ended March 31, 2024, from $0.1 million for the three months ended March 31, 2023.

Cost of goods sold increased by $0.1 million, or 13%, to $0.8 million for the three months ended March 31, 2024, from $0.7 million for the three months ended March 31, 2023 primarily due to the increase in eyecare and wound care products sold during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Sales and marketing

Sales and marketing expenses decreased by $0.1 million, or 15%, to $1.1 million for the three months ended March 31, 2024, from $1.2 million for the three months ended March 31, 2023. The decrease was due primarily to continued lower digital advertising and related consulting costs incurred in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

General and administrative

General and administrative expenses increased by $0.6 million, or 35%, to $2.3 million for the three months ended March 31, 2024, from $1.7 million for the three months ended March 31, 2023, primarily due to an increase in legal costs primarily related to non-recurring strategic initiatives, including the DERMAdoctor Divestiture, ongoing during the three months ended March 31, 2024.

Loss on divestiture of subsidiary

As a result of the closing of the DERMAdoctor Divestiture on March 25, 2024, we incurred a loss of $0.9 million for the three months ended March 31, 2024 with no comparable activity for the three months ended March 31, 2023. For additional information regarding the loss on divestiture of subsidiary, please see Note 17, “Divestiture and Discontinued Operations”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report

Non-cash gain on change in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $0.2 million for the three months ended March 31, 2024 with no comparable adjustment for the three months ended March 31, 2023. For additional information regarding warrant liabilities and their valuation, please see Note 11, “Common Stock Warrants”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a gain of $65 thousand for the three months ended March 31, 2024 with no comparable adjustment for the three months ended March 31, 2023. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements”.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.4 million for the three months ended March 31, 2024 with no comparable expense for the three months ended March 31, 2023. The increase was primarily due to the amortization of discount and issuance cost related to the Secured Convertible Notes issued in May 2023 and Unsecured Convertible Notes issued in March 2024 with no comparable expenses for the three months ended March 31, 2023.

Other expense, net

Other expense, net was $0.5 million for the three months ended March 31, 2024 with no comparable expense for the three months ended March 31, 2023. The increase was primarily due to issuance costs incurred for the March 2024 Warrant and the Unsecured Convertible Notes issued in March 2024 with no comparable expense for the three months ended March 31, 2023.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents were $1.8 million, compared to $2.9 million as of December 31, 2023. Our cash and cash equivalents as of March 31, 2024 includes $1.1 million of net proceeds from the DERMAdoctor Divestiture. Our cash and cash equivalents as of December 31, 2023 includes $0.6 million of net proceeds from the 2023 Warrant Reprice Transaction and $2.8 million of net proceeds from the 2023 Private Placement (both as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Under the terms of the Secured Convertible Notes issued in the 2023 Private Placement, we are required to make a monthly redemption of the principal amount of the Secured Convertible Notes (“Monthly Redemption”) over an 18-month period, which began on June 1, 2023 in an amount equal to $193 thousand per month, unless such Monthly Redemption is eligible under the terms of the Secured Convertible Notes to instead be settled through the issuance of our common stock. We have paid the Monthly Redemption in cash to date, and as of March 31, 2024, the remaining outstanding principal amount of the Secured Convertible Note was $1.3 million. On March 25, 2024, the Company issued Unsecured Convertible Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of common stock. The principal amount of the Unsecured Convertible Notes does not accrue interest and is payable to the Secured Parties upon maturity in March 2026, unless earlier converted into common stock or an acceleration of the Unsecured Convertible Note occurs if we do not obtain stockholder approval for the issuance of the shares of common stock that may be issued upon conversion of the Unsecured Convertible Note within six months of March 25, 2024. For additional information regarding the 2023 Private Placement, the Secured Convertible Notes and the Unsecured Convertible Notes, see Note 9 “Financing Activities, Note 10 “Convertible Notes,” and Note 12 “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Based primarily on the funds available on March 31, 2024, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemption of the Secured Convertible Notes into at least the third quarter of 2024. The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues, as the Company continues to invest in its commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

The Company’s long-term liquidity needs will be largely determined by the success of our commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. There is no assurance that the Company will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating several potential other strategic alternatives and transactions, including potential additional divestiture transactions or strategic acquisition transactions. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $1.6 million for the three months ended March 31, 2024, which consisted primarily of a net loss from continuing operations of $3.1 million, adjusted by depreciation and amortization expenses of $12 thousand, stock-based compensation expenses related to employee and director stock awards of $60 thousand, non-cash loss on divestiture of $0.9 million, non-cash expense for consent of Secured Note holders of $0.4 million, non-cash gain on changes in fair value of warrant liability of $0.2 million, non-cash gain on changes in fair value of embedded derivative liability of $65 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $0.4 million, and a net increase of $57 thousand in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $1.2 million for the three months ended March 31, 2023, which consisted primarily of a net loss from continuing operations of $1.3 million, adjusted by depreciation and amortization expenses of $13 thousand, stock-based compensation expenses of $75 thousand, and a net change of $70 thousand in our net operating assets and liabilities of continuing operations.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations was $1.1 million for the three months ended March 31, 2024, which included the DERMAdoctor Divestiture proceeds of $1.1 million and purchase of property and equipment in a nominal amount. Net cash used in investing activities for the purchase of property and equipment was $13 thousand for the three months ended March 31, 2023.

Cash Provided by Financing Activities

Net cash used in financing activities from continuing operations was $597 thousand for the three months ended March 31, 2024, which included repayment of $578 thousand for the Monthly Redemption through March 31, 2024 on the Secured Convertible Notes issued and debt issuance cost of $19 thousand.

There was no cash used in, or provided by, financing activities from continuing operations during the three months ended March 31, 2023.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2024 or December 31, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

NeutroPhase and PhaseOne Branded Wound Care Products

Our NeutroPhase and PhaseOne branded products are sold through wholesale distribution relationships with third parties such as Chongqing Pioneer Pharma Holdings Limited and Phase One Health; therefore, we receive periodic large orders that result in large chunks of revenue that are received in irregular intervals during the year.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and convertible note arrangements are provided in Note 8 “Commitments and Contingencies,” and Note 10 “Convertible Notes” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at March 31, 2024 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2024 and December 31, 2023, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at March 31, 2024, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the current quarter which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of March 31, 2024, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

While, as a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide updated quarterly information under this Item, we are providing the below disclosure as additional material risks we face.

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2023 Annual Report.

If we are unable to comply with the continued listing requirements of the NYSE American, including our trading price per share of our common stock increasing and satisfying the obligations set forth in the Deficiency Letter with respect to our stockholders’ equity being below the NYSE American’s minimum level, then our common stock will be delisted from the NYSE American.

Our common stock is currently listed on the NYSE American. If we are unable to comply with the continued listing requirements of the NYSE American, our common stock will be delisted from the NYSE American, which will limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices for our common stock, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American.

Our common stock has been trading on the NYSE American under $0.20 per share for most of 2024, under $0.10 per share since April 8, 2024 and on May 7, 2024, the closing price of our common stock was $0.09 per share. Due to our common stock trading at these prices over a period of time, the NYSE American has the discretion to (i) immediately delist our common stock if the price of our common stock continues to decline or (ii) issue a deficiency letter to us relating to the trading price of our common stock. In order for the Company to be in compliance with Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”) that sets forth requirements with respect to listed stock selling for a low price per share for a substantial period of time, we have submitted a proposal to stockholders at its 2024 annual meeting of stockholders (the “2024 Annual Meeting”) to be held on May 28, 2024 to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock (the “Reverse Stock Split”). However, there is no assurance that stockholders will approve the Reserve Stock Split at the 2024 Annual Meeting or that the price of our common stock will not further decline after the date hereof resulting in potential immediate delisting from the NYSE American prior to the 2024 Annual Meeting.

In addition, on April 18, 2024, we received a letter from the NYSE American (“Deficiency Letter”) notifying us that our stockholders’ equity as of December 31, 2023 was below the minimum requirements of Sections 1003(a)(ii) and 1003(iii) of the Company Guide requiring stockholders’ equity requiring $4.0 million or more if a company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and $6.0 million or more if a company has reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively. As of December 31, 2023, we had stockholders’ equity of $3.3 million. Pursuant to the Deficiency Letter, we have become subject to the procedures and requirements of Section 1009 of the Company Guide and must submit a plan of compliance by May 18, 2024 addressing how we intend to regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide by October 18, 2025. The Company has submitted its plan of compliance to the NYSE American for its review. If the Company does not regain compliance with these standards, or does not make progress consistent with the plan, the NYSE American staff may commence delisting proceedings.

If our common stock is delisted from the NYSE American, then we could face significant and material adverse consequences as a result and our investors will experience limitations upon their ability to effect transactions in our common stock.

If the NYSE American delists our common stock from trading on its exchange, including if such delisting were to occur immediately without being able to submit a compliance plan or appeal such delisting, and we are not able to list our securities on another national securities exchange (though we expect the common stock would qualify to be quoted on an over-the-counter market), we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	substantial impairment on our ability to raise additional funds;

●	result in a loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;

●

a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	an event of default will occur under the terms of our Secured Convertible Notes, which, if not waived by the holders, such Secured Convertible Notes will be payable by us; and

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

During the three months ended March 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.8	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.9	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.9	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.10	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.11	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.12	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
4.13	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.14	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.16	License and Distribution Agreement by and between NovaBay and Sonoma, dated, January 5, 2024	8-K	001-33678	10.1	1/10/2024
10.1	Form of First Amendment to the Security Agreement, dated March 24, 2024*	8-K	001-33678	10.3	3/25/2024
10.2	Form of Consent and Release, dated March 24, 2024*	8-K	001-33678	10.4	3/25/2024
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
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

*Certain schedules and exhibits were omitted as well as certain confidential portions of the agreements by means of marking such portions with brackets (due to such confidential portions not being material and would be competitively harmful if publicly disclosed) pursuant to Item 601 of Regulation S-K promulgated by the Commission. The Company agrees to supplementally furnish a copy of any omitted schedule, exhibit or confidential portions to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: May 9, 2024
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)