Form 10-Q
period 2024-06-30
NovaBay Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 4,885,693 shares of the registrant’s common stock outstanding.

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

On May 30, 2024, the Company effected a 1-for-35 reverse stock split of its common stock (the “Reverse Stock Split”). The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$751	$2,924
Accounts receivable, net of allowance for credit losses ($3 at June 30, 2024 and December 31, 2023)	547	680
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($204 and $264 at June 30, 2024 and December 31, 2023, respectively)	700	564
Prepaid expenses and other current assets	255	256
Current assets, discontinued operations	—	2,730
Total current assets	2,253	7,154
Operating lease right-of-use assets	1,128	1,296
Property and equipment, net	68	87
Other assets	476	478
Other assets, discontinued operations	—	19
TOTAL ASSETS	$3,925	$9,034

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,235	$906
Accrued liabilities	1,297	1,169
Secured Convertible Notes, net of discounts	655	1,137
Unsecured Convertible Notes, net of discounts	41	—
Operating lease liabilities	382	368
Current liabilities, discontinued operations	—	698
Total current liabilities	3,610	4,278
Warrant liabilities	—	334
Operating lease liabilities-non-current	932	1,108
Total liabilities	4,542	5,720
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 and 6 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	275
Series C Preferred Stock; 0 and 1 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	1,675
Common stock, $0.01 par value; 150,000 shares authorized, 1,348 and 321 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively*	13	3
Additional paid-in capital*	179,392	176,210
Accumulated deficit	(180,028)	(174,849)
Total stockholders’ (deficit) equity	(617)	3,314
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,925	$9,034

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective May 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales:
Product revenue, net	$2,387	$3,523	$5,011	$5,855
Other revenue, net	13	11	20	18
Total sales, net	2,400	3,534	5,031	5,873

Cost of goods sold	808	1,795	1,645	2,534
Gross profit	1,592	1,739	3,386	3,339
Operating expenses:
Research and development	9	22	28	32
Sales and marketing	1,019	1,175	2,074	2,411
General and administrative	1,617	1,593	3,908	3,292
Loss on divestiture of subsidiary	—	—	865	—
Total operating expenses	2,645	2,790	6,875	5,735
Operating loss	(1,053)	(1,051)	(3,489)	(2,396)

Non-cash (loss) gain on changes in fair value of warrant liabilities	(80)	216	114	216
Non-cash (loss) gain on change in fair value of embedded derivative liability	(83)	40	(18)	40
Accretion of interest and amortization of discounts on convertible notes	(300)	(501)	(733)	(501)
Other expense, net	(69)	(432)	(549)	(432)
Net loss from continuing operations	(1,585)	(1,728)	(4,675)	(3,073)

Net loss from discontinued operations (Note 18)	—	(308)	(124)	(702)
Net loss	(1,585)	(2,036)	(4,799)	(3,775)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	(1,996)	(380)	(1,996)
Net loss attributable to common stockholders	$(1,585)	$(4,032)	$(5,179)	$(5,771)

Basic and diluted net loss per share
Net loss per share from continuing operations*	$(1.37)	$(41.04)	$(5.44)	$(68.00)
Net loss per share from discontinued operations*	—	(3.39)	(0.13)	(9.42)
Net loss per share attributable to common stockholders (basic and diluted)*	$(1.37)	$(44.43)	$(5.57)	$(77.42)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)*	1,155	91	930	75

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective May 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Equity
Balance at December 31, 2023	7	$1,950	321	$3	$176,210	$(174,849)	$3,314
Net loss	-	-	-	-	-	(3,214)	(3,214)
Conversion of Series B Preferred Stock to common stock	(5)	(231)	537	5	226	-	-
Conversion of Series C Preferred Stock to common stock	(0)	(234)	57	1	233	-	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	380	(380)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	60	-	60
Balance at March 31, 2024	2	$1,485	915	$9	$177,109	$(178,443)	$160
Net loss	-	-	-	-	-	(1,585)	(1,585)
Conversion of Series B Preferred Stock to common stock	(0)	(37)	88	1	36	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(1,442)	148	1	1,441	-	-
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	-	-	-	-	69	-	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	-	-	90	1	129	-	130
Reclassification of December 2023 Warrants from liability	-	-	-	-	212	-	212
Reclassification of March 2024 Warrants from liability	-	-	-	-	100	-	100
Reclassification of embedded derivative liability	-	-	-	-	242	-	242
Shares issued for 35:1 reverse stock split due to rounding feature	-	-	107	1	(1)	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	55	-	55
Vesting of director restricted stock awards	-	-	0	0	0	-	0
Balance at June 30, 2024	1	$6	1,348	$13	$179,392	$(180,028)	$(617)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Equity
Balance at December 31, 2022	14	$2,973	58	$0	$165,732	$(158,152)	$10,554
Net loss	-	-	-	-	-	(1,739)	(1,739)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	75	-	75
Balance at March 31, 2023	14	$2,973	58	$1	$165,807	$(159,891)	$8,890
Net loss	-	-	-	-	-	(2,036)	(2,036)
Conversion of Series B Preferred Stock to common stock	(3)	(121)	54	1	121	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(728)	8	0	728	-	-
Modification of common stock warrants	-	-	-	-	285	-	285
Adjustment of Series B Preferred Stock conversion price	-	-	-	-	1,802	(1,802)	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	194	(194)	-
Reclassification of May 2023 Warrants	-	-	-	-	1,360	-	1,360
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	64	-	64
Vesting of director restricted stock awards	-	-	0	0	0	-	0
Balance at June 30, 2023	10	$2,124	120	$1	$170,361	$(163,923)	$8,563

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective May 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net loss	$(4,799)	$(3,775)
Net loss from discontinued operations	124	702
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	23	26
Stock-based compensation expense related to employee and director stock awards	115	139
Non-cash loss on divestiture of subsidiary	865	—
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	368	—
Modification of common stock warrants, included in Other expense, net	69	285
Non-cash gain on changes in fair value of warrant liabilities	(114)	(216)
Non-cash loss (gain) on changes in fair value of embedded derivative liability	18	(40)
Non-cash right-of-use amortization	168	140
Accretion of interest and amortization of debt discounts on convertible notes	726	457
Changes in operating assets and liabilities:
Accounts receivable	133	(481)
Inventory	(144)	(81)
Prepaid expenses and other current assets	1	(83)
Other assets	2	(5)
Accounts payable and accrued liabilities	457	166
Operating lease liabilities	(162)	(127)
Net cash used in operating activities, continuing operations	(2,150)	(2,893)

Investing activities:
Proceeds from divestiture of subsidiary	1,070	—
Purchases of property and equipment	(4)	(15)
Net cash provided by (used in) investing activities, continuing operations	1,066	(15)

Financing activities:
Proceeds from Warrant Exercise	226	—
Proceeds from issuance of Secured Convertible Notes and May 2023 Warrants, net of discounts	—	3,000
Payments on Secured Convertible Notes	(1,200)	(193)
Debt issuance cost	(115)	(294)
Net cash (used in) provided by financing activities, continuing operations	(1,089)	2,513

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(2,173)	(395)
Net decrease in cash and cash equivalents, discontinued operations	(206)	(561)
Net decrease in cash, cash equivalents, and restricted cash, consolidated	(2,379)	(956)
Cash, cash equivalents and restricted cash, beginning of year, consolidated	3,606	5,846
Less: Cash and cash equivalents of discontinued operations, end of period	—	(16)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$1,227	$4,874

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid in continuing operations	$130	$47
Interest paid in discontinued operations	—	9

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash information:
Conversions of preferred to common stock	$1,944	$849
Down round feature adjustments related to Preferred Stock	380	1,996
Issuance of embedded derivative liability in conjunction with Unsecured Convertible Notes	224	—
Warrant liabilities transferred to equity	312	1,360
Derivative liability transferred to equity	242	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (“our,” “we,” “us” or the “Company”) develops and sells scientifically-created and clinically-proven eyecare, and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers primarily through online distribution channels and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

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

Effective May 30, 2024, the Company effected a 1-for-35 reverse split of our outstanding common stock (“Reverse Stock Split”) (See Note 12, “Stockholders’ (Deficit) Equity” for further details). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

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

The Company’s long-term liquidity needs will be largely determined by the success of our commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; (4) entering into license agreements to sell new products; and/or (5) the divestiture of certain business or product lines and related assets. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the Securities and Exchange Commission (“SEC”). While the Company believes that the proceeds from the 2024 Public Offering (as defined in Note 19, “Subsequent Events”), 2024 Warrant Reprice Transaction (as defined in Note 9, “Financing Activities”), and the DERMAdoctor Divestiture improved the Company’s liquidity in the near term, there is no assurance that the Company will be successful in executing additional capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating potential other strategic alternatives and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of NovaBay Pharmaceuticals, Inc. and its former wholly-owned subsidiary, DERMAdoctor, LLC, as of and for the six months ended June 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 25, 2024, the Company divested its wholly-owned subsidiary pursuant to the DERMAdoctor Divestiture. The financial results for DERMAdoctor have been presented as discontinued operations in the accompanying condensed consolidated financial statements. For the six months ended June 30, 2024, all gains and losses on disposition, along with the sales, costs and expenses attributable to discontinued operations, have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” in our unaudited condensed consolidated statements of operations.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications. The prior year amounts have been modified in these unaudited condensed consolidated financial statements to properly report amounts under current operations and discontinued operations (see Note 18, “Divestiture and Discontinued Operations”).

Further, certain prior period operating lease balances on the Condensed Consolidated Statements of Cash Flows originally reported within changes in “Operating lease right-of-use assets” are now within “Non-cash right-of-use amortization” to conform to the current year presentation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$751	$3,130
Cash and cash equivalents, discontinued operations	—	(206)
Restricted cash included in other assets	476	476
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,227	$3,400

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

The Company has a significant amount of its cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

During the three and six months ended June 30, 2024 and 2023, revenues from significant product categories were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Avenova Spray	$2,125	$1,758	$4,221	$3,695
NeutroPhase	—	1,043	—	1,043
Other products	262	722	790	1,117
Total product revenue, net	2,387	3,523	5,011	5,855
Other revenue, net	13	11	20	18
Total sales, net	$2,400	$3,534	$5,031	$5,873

During the three and six months ended June 30, 2024 and 2023, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com and Avenova.com. Sales of Avenova Spray via Amazon comprised 74% and 61% of total Avenova Spray net revenue during the three months ended June 30, 2024 and 2023, respectively. Sales of Avenova Spray via Amazon comprised 74% and 68% of total Avenova Spray net revenue during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, accounts receivable from continuing operations from our major distribution partners and major retailers greater than 10% were as follows:

	June 30,	December 31,
Major distribution partner	2024	2023
Major U.S. Retailer A	35%	22%
Avenova Spray Pharmacy Distributor A	33%	14%
Avenova Spray Pharmacy Distributor B	12%	* %
Chongqing Pioneer Pharma Holdings Limited	* %	36%

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

See additional information in Note 3, “Fair Value Measurements”.

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. The allowance is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. Management recorded a reserve for allowance for credit losses of $3 thousand as of June 30, 2024 and December 31, 2023.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes a contract manufacturer to produce our products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At June 30, 2024 and December 31, 2023, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $204 thousand and $264 thousand, respectively.

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

The Company did not record any goodwill or indefinite-lived asset impairment charges during the three or six months ended June 30, 2024 or June 30, 2023.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with the DERMAdoctor acquisition, the Company was subject to paying consideration that was contingent upon the achievement of specified milestone events. The Company recorded this contingent consideration at its fair value on the acquisition date. Each quarter thereafter, the Company revalued the contingent consideration and recorded changes in fair value within the condensed consolidated statements of operations. The DERMAdoctor acquisition milestone events consisted of financial targets for calendar years 2022 and 2023 which were not met. As a result, the liability recorded for potential earn out payments in the Company’s condensed consolidated balance sheets was zero as of June 30, 2024 and December 31, 2023.

Long-Lived Assets

The Company’s intangible assets that do not have indefinite lives, primarily trade secrets and product formulations, are amortized over their estimated useful lives. All of the Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations.

The Company did not record any long-lived asset impairments during the three or six months ended June 30, 2024 or June 30, 2023.

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

Common Stock Warrants

The Company accounts for the issuance of common stock purchase warrants issued in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants are determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions” and Note 11, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”.

Amendments to warrant terms are recorded as a non-cash gain or loss on modification of common stock warrants. The gain or loss represents the decrease or increase in the fair value of the amended warrants when comparing the value immediately before and after amendment using the Black Scholes option pricing model. See Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions”.

Preferred Stock

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 12, “Stockholders’ (Deficit) Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. When a conversion price was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions”.

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

Revenue generated through major pharmacy distributors is recognized on a “sell-in” basis when control of the goods is transferred to the distributor, which generally occurs upon delivery of the products to the distributor. Revenue is recorded net of consideration for contract liabilities for distributor services, discounts, rebates, and product returns. The Company estimates returns and other contract liabilities based on historical data which is updated quarterly. Payment for products sold is typically due 60 days after delivery to the distributor.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising expenses were $0.2 million for both of the three months ended June 30, 2024 and 2023. Advertising expenses were $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 13, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

For the three and six months ended June 30, 2024 and 2023, the Series B Preferred Stock and Series C Preferred Stock were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Balance at June 30,
	2024*	2023*
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	15,065	201,432
Common stock equivalent of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”)	—	24,134
Stock options	6,904	4,301
Stock warrants	224,777	210,929
	246,746	440,796

*	After giving retroactive effect to a 1-for-35 reverse stock split that became effective May 30, 2024.

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

NOTE 3. FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June	Items	Inputs	Inputs
	30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$476	$476	$—	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$476	$476	$—	$—

Liabilities
Warrant liabilities	$334	$—	$334	$—

The Company’s restricted cash held as certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

See Note 11, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”, for a reconciliation of the beginning and ending balances for the warrant liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) during the three and six months ended June 30, 2024 and 2023.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and six months ended June 30, 2024 and 2023.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this report. The following tables summarize the assumptions utilized for valuations impacting results for the periods reported. See also Note 13, “Equity-Based Compensation” for related Black Scholes valuation assumptions.

Warrant Liabilities

Various of the Company’s warrants have been, or are, subject to stockholder approval upon issuance or amendment and prior to exercise. Warrants requiring stockholder approval are recorded as a liability at fair value upon issuance or amendment and continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs at which time they are transferred to stockholders’ equity at their fair value on the date of approval. Fair value was determined using a Black Scholes model as outlined below. See Note 11, “Common Stock Warrants” for additional information and the definitions of the Company’s warrants.

	May 2023 Warrants			May 2023 Warrants			December 2023 Warrants	December 2023 Warrants
Measurement event	Issuance			Stockholder Approval			Reporting Date	Stockholder Approval
Date	May 1, 2023			June 9, 2023			December 31, 2023	May 28, 2024
Total Value	$1.6 million			$1.4 million			$0.3 million	$0.2 million
Gain (Loss)	not applicable			$0.2 million			$56 thousand	$(51 thousand)

Assumptions:
Exercise price	$45.50			$45.50			$8.75	$8.75
Market price	$25.20		(a)	$23.80			$7.14	$4.94
Volatility	80.1%			77.6%			79.3%	83.9%
Risk-free rate	3.60	-	4.04%	3.92	-	4.59%	3.85%	4.56%
Dividend yield	0.0%			0%			0%	0%
Term (years)	2.1	-	5.1%	2.0	-	5.0	5.5	5.1

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Reporting Date	Stockholder Approval
Date	March 31, 2024	May 28, 2024
Total Value	$0.1 million	$0.1 million
Gain (Loss)	$21 thousand	$(28 thousand)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$3.66	$4.94
Volatility	86.9%	83.9%
Risk-free rate	4.21%	4.56%
Dividend yield	0%	0%
Term (years)	5.5	5.3

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Warrant Modifications

Amendments to warrant terms are recorded as a non-cash gain (or loss) on modification of common stock warrants. The gain or loss represents the decrease or increase in the fair value of the amended warrants when comparing the value immediately before and after amendment using the Black Scholes option pricing model. Fair value was determined using a Black Scholes model as outlined below.

	July 2020, November 2021, September 2022 & November 2022 Warrants
Measurement event	Prior to amendment				After amendment
Date	April 27, 2023				April 27, 2023
Total Value	$0.3 million				$0.5 million
Loss	not applicable				$0.2 million

Assumptions:
Exercise price	$220.50				$52.50
Market price	$25.20			(a)	$25.20			(a)
Volatility	80.1%				80.1%
Risk-free rate	3.59	-	4.73%		3.59	-	4.73%
Dividend yield	0.0%				0.0%
Term (years)	1.1	-	5.6		1.1	-	5.6

	May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	December 21, 2023			December 21, 2023
Total Value	$56 thousand			$0.2 million
Loss	not applicable			$0.1 million

Assumptions:
Exercise price	$45.50			$8.75
Market price	$8.07			$8.07
Volatility	79.3%			79.3%
Risk-free rate	3.92	-	4.62%	3.92	-	4.62%
Dividend yield	0.0%			0.0%
Term (years)	1.5	-	4.5	1.5	-	4.5

	September 2022, November 2022, & May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	June 14, 2024			June 14, 2024
Total Value	$66 thousand			$0.1 million
Loss	not applicable			$70 thousand

Assumptions:
Exercise price	$8.75	-	52.50	$2.50
Market price	$2.51			$2.51
Volatility	89.3%			89.3%
Risk-free rate	4.27	-	5.08%	4.27	-	5.08%
Dividend yield	0.0%			0.0%
Term (years)	1.0-4.4			1.0	-	4.4

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (see Note 12, “Stockholders’ (Deficit) Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. When a conversion price was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

	Series B & C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	April 27, 2023	April 27, 2023
Total value (b)	$9.6 million	$11.6 million
Deemed dividend	not applicable	$2.0 million

Assumptions:
Exercise price	$220.50	$45.50
Market price	$25.20 (a)	$25.20 (a)
Volatility	80.1%	80.1%
Risk-free rate	4.91%	4.91%
Dividend yield	0.0%	0.0%
Term (in years)	0.8	0.8

	Series B & C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	December 21, 2023	December 21, 2023
Total value (b)	$1.7 million	$6.8 million
Deemed dividend	not applicable	$5.1 million

Assumptions:
Exercise price	$45.50	$8.75
Market price	$8.07	$8.07
Volatility	79.3%	79.3%
Risk-free rate	5.43%	5.43%
Dividend yield	0.0%	0.0%
Term (years)	0.3	0.3

	Series C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	March 24, 2024	March 24, 2024
Total value (b)	$0.5 million	$0.9 million
Deemed dividend	not applicable	$0.4 million

Assumptions:
Exercise price	$8.75	$4.90
Market price	$4.77	$4.77
Volatility	79.9%	79.9%
Risk-free rate	5.51%	5.51%
Dividend yield	0.0%	0.0%
Term (in years)	0.1	0.1

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Bifurcatable Derivatives

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 10, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Unsecured Convertible Notes derivative	Unsecured Convertible Notes derivative
Measurement event	Issuance	Shareholder Approval
Date	March 25, 2024	May 28, 2024
Total value	$0.2 million	$0.2 million
Gain (Loss)	not applicable	$(82 thousand)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.51	$4.94
Volatility	86.9%	83.9%
Risk-free rate	4.54%	4.94%
Dividend yield	0.0%	0.0%
Term (years)	2.0	1.8

Upon issuance in May 2023, the Secured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 10, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Secured Convertible Notes derivative	Secured Convertible Notes derivative
Measurement event	Issuance	Shareholder Approval
Date	April 27, 2023	June 9, 2023
Total value (b)	$0.2 million	$0.2 million
Gain	not applicable	$40 thousand

Assumptions:
Exercise price	$45.50	$45.50
Market price	$25.20 (a)	$23.80
Volatility	80.1%	76.9%
Risk-free rate	4.88%	5.41%
Dividend yield	0.0%	0.0%
Term (years)	0.8	0.7

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Adjusted for probability of occurrence.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$94	$66
Prepaid dues and subscriptions	60	85
Prepaid taxes	7	83
Prepaid inventory	—	73
Other	94	81
Prepaid expenses from discontinued operations	—	(132)
Total prepaid expenses and other current assets	$255	$256

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials and supplies	$144	$1,027
Finished goods	760	2,477
Less: Reserve for excess and obsolete inventory	(204)	(627)
Inventory, net of reserves, from discontinued operations	—	(2,313)
Total inventory, net	$700	$564

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	435	431
Leasehold improvements	152	152
Total property and equipment, at cost	764	760
Less: accumulated depreciation	(696)	(673)
Total property and equipment, net	$68	$87

Depreciation expense related to continuing operations was $11 thousand and $13 thousand for the three months ended June 30, 2024 and 2023, respectively, and $23 thousand and $26 thousand for the six months ended June 30, 2024 and 2023, respectively. The Company recorded no depreciation expense during the three and six months ended June 30, 2024 and 2023, and no property and equipment as of June 30, 2024 and December 31, 2023 related to discontinued operations.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Contract liabilities (see Note 14)	$773	$946
Employee payroll and benefits	380	341
Other	144	229
Accrued liabilities from discontinued operations	—	(347)
Total accrued liabilities	$1,297	$1,169

NOTE 8. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2024 or December 31, 2023.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2024 or December 31, 2023.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of June 30, 2024 and December 31, 2023, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027.

Lease costs for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease – expense	$100	$100	$200	$200
Operating lease from discontinued operations – expense	—	31	—	61
Operating lease – included in operating cash flow	117	114	193	188
Operating lease from discontinued operations – included in operating cash flow	—	32	—	64

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (in years)	3.1	3.8
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of June 30, 2024 were as follows (in thousands):

2024	$233
2025	439
2026	444
2027	290
Total future minimum lease payments	1,406
Less: Imputed interest	(92)
Total	$1,314

Reported as:
Operating lease liability	$382
Operating lease liability- non-current	932
Total	$1,314

NOTE 9. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 10, “Convertible Notes”; 11, “Common Stock Warrants” and 12, “Stockholders’ (Deficit) Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

2024 Warrant Reprice Transaction

In June 2024, the Company entered into a warrant reprice transaction (the “2024 Warrant Reprice Transaction”) with certain existing holders of our (i) warrants issued in September 2022 to purchase common stock, (ii) Series A-1 warrants issued in November 2022 to purchase common stock, (iii) Series B-1 Warrants issued in May 2023 to purchase common stock, and (iv) Series B-2 Warrants issued in May 2023 to purchase common stock (collectively (i) through (iv), the “Existing Warrants”). The participants agreed to exercise a portion of their Existing Warrants at a reduced exercise price of $2.50. There were an aggregate of 90,381 shares of common stock that were exercised, resulting in gross proceeds of approximately $0.2 million.

The Company also issued to participants in the 2024 Warrant Reprice Transaction, a new June 2024 Warrant to purchase a number of shares of common stock equal to 100% of the shares of common stock exercised. The June 2024 Warrants are substantially similar to the Existing Warrants, except that the June 2024 Warrants will (i) be initially exercisable on the six-month anniversary of the date of issuance; (ii) have an exercise price of $2.57; and (iii) have a term of five (5) years and six (6) months from the date of the closing of the 2024 Warrant Reprice Transaction.

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” for the three and six months ended June 30, 2024.

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

The Company issued, based on the secured parties’ elections, (i) a March 2024 Warrant to a secured party that is exercisable for an aggregate of 28,572 shares of common stock and (ii) Unsecured Convertible Notes to four secured parties that have an aggregate principal amount of $525 thousand or will be convertible into an aggregate of 107,146 shares of common stock.

The Company incurred total issuance costs of $130 thousand in conjunction with the 2024 Subsidiary Guarantee Termination. The Company allocated $19 thousand of the issuance costs to the Unsecured Convertible Notes which was recorded as a discount in the Company’s condensed consolidated balance sheets. The remaining $111 thousand was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s unaudited condensed consolidated statements of operations, during the six months ended June 30, 2024.

2023 Warrant Reprice Transaction

In December 2023, the Company entered into a warrant reprice transaction (the “2023 Warrant Reprice Transaction”) whereby the price terms of certain May 2023 Warrants exercisable for 72,256 shares of common stock were amended and exercised. The price of the amended and exercised May 2023 Warrants was reduced from $45.50 to $8.75. The Company also issued to participants in the 2023 Warrant Reprice Transaction, the December 2023 Warrants exercisable for 72,256 shares of common stock.

The 2023 Warrant Reprice Transaction resulted in gross proceeds of approximately $0.6 million. The Company allocated the gross proceeds between the common stock and December 2023 Warrants issued to participants by applying the relative fair value allocation methodology. The Company allocated $0.2 million in gross proceeds to the common stock and $0.4 million to the December 2023 Warrants. The December 2023 Warrants were initially classified as liabilities from the date of issuance until Company stockholder approval on May 28, 2024, at which time they were reclassified to equity.

The Company incurred total issuance costs of $0.2 million in conjunction with the 2023 Warrant Reprice Transaction. The Company allocated $0.1 million of the issuance costs to the common stock which was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheets. The remaining $0.1 million was allocated to the warrant liability and expensed as “Other expense, net” in the Company’s unaudited condensed consolidated statements of operations.

2023 Private Placement

In May 2023, the Company closed a private placement (the “2023 Private Placement”) with existing accredited institutional investors of the Company that provided for the issuance and sale of $3.3 million aggregate principal amount of the Secured Convertible Notes and the May 2023 Warrants exercisable for up to 145,056 shares of common stock.

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

The Company incurred total issuance costs of $0.7 million in conjunction with the 2023 Private Placement, including a $0.4 million non-cash loss on the warrant modification. The Company allocated $0.3 million of the issuance costs to the Secured Convertible Notes which was recorded as a discount in the Company’s condensed consolidated balance sheets. The remaining $0.4 million was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s unaudited condensed consolidated statements of operations.

NOTE 10. CONVERTIBLE NOTES

Unsecured Convertible Note

In March 2024, the Company issued $525 thousand aggregate principal amount unsecured convertible notes (the “Unsecured Convertible Notes”) in conjunction with the 2024 Subsidiary Guarantee Termination. The 2024 Subsidiary Guarantee Termination was executed with certain holders of the Secured Convertible Notes in order to close the DERMAdoctor Divestiture (see additional discussion in Note 9, “Financing Activities” and Note 18, “Divestiture and Discontinued Operations”). The Unsecured Convertible Notes are due March 25, 2026 and bear no stated interest.

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $4.90 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance and as of June 30, 2024, the Unsecured Convertible Notes were convertible for up to 107,146 shares of common stock.

Upon issuance in March 2024, the lender’s conversion option under the Unsecured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $159 thousand as of March 31, 2024 in accordance with a Black Scholes valuation model. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions”. Upon stockholder approval on May 28, 2024, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $242 thousand as of May 28, 2024. The change of $83 thousand in fair value between March 31, 2024 and May 28, 2024 was recorded as a non-cash loss on change in fair value of embedded derivative liability in the unaudited condensed consolidated statements of operations. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions”.

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. During both the three and six months ended June 30, 2024, the effective interest rate on the Unsecured Convertible Notes was 144%. During the three and six months ended June 30, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $14 thousand and $15 thousand, respectively, which was included in other expense, net in the unaudited condensed consolidated statements of operations.

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

The Secured Convertible Notes may be converted or redeemed for a conversion price equal to $45.50 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance, the Secured Convertible Notes were convertible for up to 72,528 shares of common stock. As of June 30, 2024, the Secured Convertible Notes were convertible for up to 16,376 shares of common stock.

Beginning June 1, 2023, the Company was required to start making a monthly redemption of 1/18th of the original principal amount of the Secured Convertible Notes. Each monthly redemption reduces the outstanding principle of the Secured Convertible Note by $183 thousand and may be made in cash or, under limiting conditions, in stock at the election of the Company. Monthly redemption in cash requires a total payment of $193 thousand. Monthly redemption in stock requires the issuance of shares equal to $193 thousand divided by the lower of (i) $45.50 or (ii) 90% of the Company’s common stock’s average volume-weighted average price over 10 trading days prior to the redemption. The conditions allowing for redemption in stock have not been met through June 30, 2024 and the Company has made all monthly redemption payments in cash.

The Secured Convertible Notes also provide for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes are outstanding. In connection with the 2023 Warrant Reprice Transaction (see Note 12, “Stockholders’ (Deficit) Equity”), the Company made such a payment totaling $126 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Warrant Reprice Transaction (see Note 12, “Stockholders’ (Deficit) Equity”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes.

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

Upon issuance in May 2023, the lender’s conversion option under the Secured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $209 thousand as of the date of issuance. After stockholder approval of the underlying common stock, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $169 thousand upon stockholder approval. The change of $40 thousand in fair value between the date of issuance and stockholder approval was recorded as a non-cash gain on change in fair value of embedded derivative liability in the consolidated statements of operations. See also Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions”.

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

The discounts and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Secured Convertible Notes, assuming that the Secured Convertible Notes will be redeemed for cash of $193 thousand per month beginning in June 2023. The effective interest rate on the Secured Convertible Notes was 173%. During the three and six months ended June 30, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $0.3 million and $0.7 million, respectively, which was included in other expense, net in the unaudited condensed consolidated statements of operations.

The Secured Convertible Notes are presented as follows as of June 30, 2024 (in thousands):

Principal amount	$762
Unamortized discount for proceeds allocated to embedded derivative liability and May 2023 Warrants	(92)
Unamortized debt issuance costs	(15)
Total Secured Convertible Notes, net	$655

The Secured Convertible Notes, net, are classified as short term in the Company’s condensed consolidated balance sheets.

As of June 30, 2024, the Company’s contractual maturity of the principal balance of the Secured Convertible Notes was $762 thousand.

NOTE 11. COMMON STOCK WARRANTS

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 9, “Financing Activities”; and 12, “Stockholders’ (Deficit) Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

June 2024 Warrants

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “June 2024 Warrants”) exercisable for 90,381 shares of common stock for $2.57 per share through December 17, 2029.

March 2024 Warrant

In March 2024, the Company executed the First Amendment and Subsidiary Guarantee Consent as part of the 2024 Subsidiary Guarantee Termination with holders of the Secured Convertible Notes (see Note 10, “Convertible Notes”) in order to close the DERMAdoctor Divestiture (see additional discussion in Note 9, “Financing Activities” and Note 18, “Divestiture and Discontinued Operations”). In exchange for the consent of each holder, the option, at the holder’s election, to receive upon the closing of the DERMAdoctor sale either, a new common stock warrant (the “March 2024 Warrant”), or a new unsecured convertible note (see additional discussion in Note 18, “Divestiture and Discontinued Operations”). One holder elected the option to receive a March 2024 Warrant exercisable for 28,572 shares of common stock for $4.90 per share.

The March 2024 Warrant was initially classified as a liability from the date of issuance until Company stockholder approval on May 28, 2024, at which time it was reclassified to equity.

December 2023 Warrants

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “December 2023 Warrants”) exercisable for 72,256 shares of common stock for $8.75 per share through June 21, 2029.

The December 2023 Warrants were initially classified as liabilities from the date of issuance until Company stockholder approval on May 28, 2024, at which time it was reclassified to equity.

May 2023 Warrants

In May 2023, in conjunction with the 2023 Private Placement, the Company issued the following new common stock purchase warrants (collectively, the “May 2023 Warrants”):

●	May 2023 Series B-1 Warrants exercisable for 72,528 shares of common stock for $45.50 per share through June 9, 2028 (“May 2023 B-1 Warrants”); and
●	May 2023 Series B-2 Warrants exercisable for 72,528 shares of common stock for $45.50 per share through June 9, 2025 (“May 2023 B-2 Warrants”).

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $8.75. Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $45.50):

●	May 2023 B-1 Warrants exercisable for 18,132 shares of common stock; and
●	May 2023 B-2 Warrants exercisable for 54,120 shares of common stock.

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $2.50. Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $8.75):

●	May 2023 B-1 Warrants exercisable for 54,396 shares of common stock; and
●	May 2023 B-2 Warrants exercisable for 18,408 shares of common stock.

For the amendments in December 2023 and June 2024, the Company recognized a loss on modification of common stock warrants related to the May 2023 Warrants of $170 thousand and $47 thousand, respectively.

November 2022 Warrants

In November 2022, in conjunction with the 2022 Private Placement, the Company issued the following common stock purchase warrants (collectively, the “November 2022 Warrants”):

●	November 2022 Series A-1 Warrants exercisable for 14,741 shares of common stock for $220.50 per share through November 20, 2028 (“November 2022 A-1 Warrants”); and
●	November 2022 Series A-2 Warrants exercisable for 14,741 shares of common stock for $220.50 per share through May 20, 2024 (“November 2022 A-2 Warrants”).

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2022 Warrants to reduce their exercise prices from $220.50 to $52.50 as follows:

●	November 2022 A-1 Warrants exercisable for 12,473 shares of common stock; and
●	November 2022 A-2 Warrants exercisable for 12,473 shares of common stock.

In May 2024, all November 2022 Series A-2 Warrants for 14,741 shares of common stock remained unexercised and expired.

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain November 2022 Warrants to reduce their exercise prices from $52.50 to $2.50 as follows:

●	November 2022 A-1 Warrants exercisable for 12,473 shares of common stock.

For the amendments in May 2023 and June 2024, the Company recognized a loss on modification of common stock warrants related to the November 2022 Warrants of $74 thousand and $16 thousand, respectively.

September 2022 Warrants

In September 2022, in conjunction with the warrant reprice transaction (the “2022 Warrant Reprice Transaction”), the Company issued new common stock purchase warrants (the “September 2022 Warrants”) exercisable for 9,371 shares of common stock for $220.50 per share through September 11, 2028.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain September 2022 Warrants exercisable for 6,819 shares of common stock to reduce their exercise prices from $220.50 to $52.50.

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain September 2022 Warrants exercisable for 5,104 shares of common stock to reduce their exercise prices from $52.50 to $2.50.

For the amendments in May 2023 and June 2024, the Company recognized a loss on modification of common stock warrants related to the September 2022 Warrants of $28 thousand and $6 thousand, respectively.

November 2021 Warrants

In November 2021, in conjunction with a private placement transaction, the Company issued the new common stock purchase warrants (the “November 2021 Warrants”) exercisable for 30,616 shares of common stock for $649.25 per share through March 9, 2023.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended all November 2021 Warrants to reduce their exercise prices from $649.25 to $220.50 and extend their termination date to September 11, 2028. Immediately after amendment, November 2021 Warrants were exercised for 7,654 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2021 Warrants exercisable for 15,308 shares of common stock to reduce their exercise prices from $220.50 to $52.50.

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the November 2021 Warrants of $1.5 million and $0.1 million, respectively.

July 2020 Warrants

In July 2020, in conjunction with a private placement transaction, the Company issued the new common stock purchase warrants (the “July 2020 Warrants”) exercisable for 5,635 shares of common stock for $2,021.25 per share through January 22, 2026.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants exercisable for 3,921 shares of common stock to reduce their exercise prices from $2,021.25 to $220.50. Immediately after amendment, July 2020 Warrants were exercised for 1,715 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain July 2020 Warrants exercisable for 2,206 shares of common stock to reduce their exercise prices from $220.50 to $52.50.

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the July 2020 Warrants of $0.4 million and $9 thousand, respectively.

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding at June 30, 2024 and 2023 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	65,886	$269.54
Warrants granted	145,056	45.50
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at June 30, 2023	210,942	76.23

Outstanding at December 31, 2023	210,946	$50.96
Warrants granted	118,953	3.13
Warrants exercised	(90,381)	2.50
Warrants expired	(14,741)	78.35
Outstanding at June 30, 2024	224,777	37.40

Common stock warrants outstanding as of June 30, 2024 were as follows:

Series	Exercise Price	Expiration Date	Warrants
2019 Ladenburg Warrants	$1,212.75	August 8, 2024	138
July 2020 Warrants	$2,021.25	January 22, 2026	1,714
July 2020 Warrants	$52.50	January 22, 2026	2,206
TLF Warrants	$822.96	January 15, 2026	13
November 2021 Warrants	$220.50	September 11, 2028	7,654
November 2021 Warrants	$52.50	September 11, 2028	15,308
September 2022 Warrants	$220.50	September 11, 2028	2,552
September 2022 Warrants	$52.50	September 11, 2028	1,715
November 2022 A-1 Warrants	$220.50	November 20, 2028	2,268
December 2023 Warrants	$8.75	June 21, 2029	72,256
March 2024 Warrant	$4.90	March 24, 2029	28,572
June 2024 Warrants	$2.57	December 17, 2029	90,381
Outstanding at June 30, 2024			224,777

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands). See additional information per Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions.”

Warrant liabilities as of December 31, 2023	334
Decrease in fair value of December 2023 Warrant liability during period	(122)
Fair value of March 2024 Warrant upon issuance	92
Increase in fair value of March 2024 Warrant liability during period	8
Reclassification of December 2023 Warrant liability to equity during period	(212)
Reclassification of March 2024 Warrant liability to equity during period	(100)
Warrant liabilities as of June 30, 2024	$—

NOTE 12. STOCKHOLDERS’ (DEFICIT) EQUITY

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board of Directors.

Reverse Stock Split

Effective May 30, 2024, the Company amended its Certificate of Incorporation to effect a 1-for-35 reverse split of its outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders on May 28, 2024. As a result of the Reverse Stock Split, every 35 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into 1 share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. All stock options outstanding, common stock reserved for issuance under the Company’s equity incentive plans, common stock reserved for issuance under the Series B Preferred Stock and outstanding warrants were adjusted by dividing the number of affected shares of common stock by 35 and, as applicable, multiplying the exercise/conversion price by 35. Except as otherwise specifically noted, all share numbers, share prices, exercise prices and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the three and six months ended June 30, 2024 and 2023 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are nearly identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. Until its expiration (as described in more detail below), the Preferred Stock had anti-dilution protection (the “Ratchet”) in the event that the Company sold or granted any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. As of June 30, 2024 and 2023, 131 and 9,156 shares of Series B Preferred Stock remained outstanding, respectively. As of June 30, 2024 and 2023, outstanding shares of Series B Preferred Stock were convertible into 15,065 and 201,432 shares of common stock at a conversion price of $8.75 and $45.50, respectively.

In accordance with the Ratchet, the Series B Preferred Stock conversion price was reduced as follows (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●	In September 2022, from $490.00 to $220.50, as a result of the 2022 Warrant Reprice Transaction, resulting in a $5.7 million deemed dividend.
●	In April 2023, from $220.50 to $45.50, as a result of the 2023 Private Placement, resulting in a $1.8 million deemed dividend.
●	In December 2023, from $45.50 to $8.75, as a result of the 2023 Warrant Reprice Transaction, resulting in a $4.5 million deemed dividend.

On January 29, 2024, the Ratchet of the Series B Preferred Stock expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted into common stock. The Series B Preferred Stock conversion price will remain at $8.75 until all remaining Series B Preferred Stock has been converted.

Series C Preferred Stock

The Company issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with the 2022 Private Placement (see Note 9, “Financing Activities”). As of June 30, 2024 and 2023, zero and 1,097 shares of Series C Preferred Stock remained outstanding, respectively. As of June 30, 2023, outstanding shares of Series C Preferred Stock were convertible into 24,134 shares of common stock at a conversion price of $45.50.

In accordance with the Ratchet, the Series C Preferred Stock conversion price was reduced as follows during the six months ended June 30, 2024 and 2023 (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●	In April 2023, from $220.50 to $45.50, as a result of the 2023 Private Placement, resulting in a $194 thousand deemed dividend.
●	In December 2023, from $45.50 to $8.75, as a result of the 2023 Warrant Reprice Transaction, resulting in a $0.5 million deemed dividend.
●	In March 2024, from $8.75 to $4.90, as a result of the 2024 First Amendment and the Subsidiary Guarantee Consent, resulting in a $0.4 million deemed dividend.

On March 27, 2024, the Ratchet of the Series C Preferred Stock expired with no further impact because greater than 75% of the originally issued 3,250 Series C Preferred Stock had been converted into common stock.

Common Stock

See Note 9, “Financing Activities” and Note 11, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the three and six months ended June 30, 2024 and 2023.

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 1,892 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. On June 21, 2024, the number of shares available for future awards under the 2017 Plan was increased by 12,219 shares. As of June 30, 2024, there were 13,630 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2023, and activity during the six months ended June 30, 2024:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4	$1,145.87	7.3	$1
Restricted stock units granted	5	$—
Options forfeited/cancelled	(2)	$392.58
Outstanding at June 30, 2024	7	$505.54	8.8	$11

Vested and expected to vest at June 30, 2024	7	$509.60	8.8	$11

Vested and exercisable at June 30, 2024	1	$2,338.23	4.9	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of June 30, 2024 for options that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.1 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations over the remaining weighted average vesting period of 1.34 years.

Equity Awards to Employees and Directors

The Company grants options to purchase common stock to its employees and directors at prices equal to or greater than the market value of the stock on the dates the options are granted. The Company has estimated the value of stock option awards as of the date of grant by applying the Black Scholes option pricing model using the single-option valuation approach. The application of this valuation model involves assumptions that are judgmental and subjective in nature. See Note 2, “Summary of Significant Accounting Policies,” for a description of the accounting policies that the Company applied to value its stock-based awards.

During the six months ended June 30, 2024 and 2023, the Company granted options to employees and directors to purchase an aggregate of zero and 1,209 shares of common stock, respectively.

The weighted-average assumptions used in determining the value of options were as follows:

Assumption	For the Six Months Ended June 30, 2023
Expected price volatility	152.99%
Expected term (in years)	6.81
Risk-free interest rate	3.47%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$56.19

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

During the six months ended June 30, 2024, the Company granted 5,148 shares of restricted stock to employees and directors. During the six months ended June 30, 2023, the Company granted 150 shares of restricted stock to employees and directors.

For the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $55 thousand and $64 thousand, respectively, for option awards to employees and directors. For the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $102 thousand and $139 thousand, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three and six months ended June 30, 2024, the Company did not grant options to non-employees in exchange for advisory and consulting services. During the three and six months ended June 30, 2023, the Company granted 1,032 options to non-employees. These options were cancelled in June 2024.

The Company did not grant restricted stock to non-employees during the three and six months ended June 30, 2024 and 2023.

For the three and six months ended June 30, 2024 the Company recognized stock-based compensation expense of zero and $13 thousand, respectively as it relates to non-employees. For both the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $3 thousand, as it relates to non-employees.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$5	$5	$9	$11
Sales and marketing	14	17	40	32
General and administrative	36	42	66	96
Total stock-based compensation expense	$55	$64	$115	$139

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the six months ended June 30, 2024 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2023	$913	$12	$21	$946
Less discontinued operations	(218)	—	—	(218)
Continuing operations balance at December 31, 2023	695	12	21	728
Provision related to sales made in:
Current period	57	23	52	132
Payments and customer credits issued	(11)	(22)	(54)	(87)
Balance at June 30, 2024	$741	$13	$19	$773

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended June 30, 2024 and 2023, the Company earned $108 thousand and $195 thousand, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. During the six months ended June 30, 2024 and 2023, the Company earned $232 thousand and $287 thousand, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.8 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the three months ended June 30, 2024 and 2023, the revenue generated from Avenova Spray in these channels was $1.8 million and $1.3 million, respectively. During the six months ended June 30, 2024 and 2023, the revenue generated from Avenova Spray in these channels was $3.5 million and $2.9 million, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $25 thousand and $23 thousand to the 401(k) plan from continuing operations in the three months ended June 30, 2024 and 2023, respectively. The Company contributed $49 thousand and $46 thousand to the 401(k) plan from continuing operations in the six months ended June 30, 2024 and 2023, respectively. The Company contributed $9 thousand and $17 thousand to the 401(k) plan from discontinued operations in the three and six months ended June 30, 2023.

NOTE 16. RELATED PARTY TRANSACTIONS

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Chongqing Pioneer Pharma Holdings Limited:
Revenue	$—	$1,043	$—	$1,043
Cost of goods sold	—	895	—	895

NOTE 17. SEGMENT REPORTING

The Company operates as one reportable segment, Eyecare and Wound Care, which is described in further detail below. This is based on the objectives of the business and how our chief operating decision maker (“CODM”), the President and Chief Executive Officer, monitors operating performance and allocates resources.

Change in Reportable Segments

The Company previously operated in principally two reportable segments, (1) Eyecare and Wound Care and (2) Skincare. During the six months ended June 30, 2024, in connection with the previously announced strategic shift and upon the DERMAdoctor Divestiture, the Company has ceased to operate the Skincare segment. As a result, the Company changed the level of detail at which our CODM regularly reviews and manages the businesses, resulting in a change to our reportable segments.

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

NOTE 18. DIVESTITURE AND DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the unaudited condensed consolidated statements of operations. The results of DERMAdoctor’s operations for the six months ended June 30, 2024 and 2023 have been reflected as discontinued operations in the unaudited condensed consolidated statements of operations and consist of the following (in thousands):

	Six Months Ended
	2024	2023
Sales:
Product revenue, net	$717	$1,861
Total sales, net	717	1,861

Cost of goods sold	493	958
Gross profit	224	903
Operating expenses
Research and development	2	21
Sales and marketing	292	960
General and administrative	48	615
Total operating expenses	342	1,596
Operating loss	(118)	(693)

Other expense, net	(6)	(9)

Net loss from discontinued operations	$(124)	$(702)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the unaudited condensed consolidated statements of cash flows. The results of DERMAdoctor for the six months ended June 30, 2024 and 2023 have been reflected as discontinued operations in the unaudited condensed consolidated statements of cash flows and consist of the following (in thousands):

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net loss from discontinued operations	$(124)	$(702)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	76
Non-cash right-of-use amortization	—	55
Changes in operating assets and liabilities:
Accounts receivable	(262)	(169)
Inventory	183	(142)
Prepaid expenses and other current assets	(4)	125
Other assets	15	(9)
Accounts payable and accrued liabilities	63	264
Operating lease liabilities	(31)	(59)
Net cash used in operating activities, discontinued operations	(160)	(561)

Investing activities:
Cash transferred to New Age Investments, LLC	(46)	—
Net cash used in investing activities, discontinued operations	(46)	—

Net decrease in cash and cash equivalents, discontinued operations	$(206)	$(561)

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements.

On July 26, 2024, NovaBay Pharmaceuticals, Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co., Inc., as the sole underwriter (the “Underwriter”), relating to the issuance and sale in a public offering (the “2024 Public Offering”) of: (i) 1,158,566 shares of common stock, par value $0.01 per share, of the Company common stock and 2,041,814 pre-funded warrants, in lieu of shares of common stock (the “Pre-Funded Warrants”), (ii) 3,200,380 Series F-1 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-1 Warrants”), (iii) 3,200,380 Series F-2 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-2 Warrants”) and (iv) 3,200,380 Series F-3 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-3 Warrants”, and together with the Pre-Funded Warrants, Series F-1 Warrants and Series F-2 Warrants, the “July 2024 Warrants”).

The Series F-1 Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and will expire on the five-year anniversary of the date of issuance. The Series F-2 Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and will expire on the six-month anniversary of the date of issuance. The Series F-3 Warrants have an exercise price of $1.10 per share, are exercisable immediately upon issuance, and will expire on the one-year anniversary of the date of issuance. The Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.01 per share and may be exercised at any time until the Pre-Funded Warrants are exercised in full. The Series F-1 Warrants, the Series F-2 Warrants and the Series F-3 Warrants each include a one-time reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the volume weighted average prices for the five (5) trading days immediately preceding the date that is sixty calendar days after issuance of the Series F-1 Warrants, the Series F-2 Warrants and the Series F-3 Warrants, as applicable. The exercise price and number of shares of common stock issuable upon exercise of the July 2024 Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price. Subject to limited exceptions, a holder may not exercise any portion of its July 2024 Warrants to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the Company’s outstanding common stock after exercise.

In addition, the Company has granted the Underwriter a 45-day option to purchase up to 477,272 additional shares of common stock and/or 477,272 Series F-1 Warrants to purchase up to 477,272 shares of common stock, 477,272 Series F-2 Warrants to purchase up to 477,272 shares of common stock and 477,272 Series F-3 Warrants to purchase up to 477,272 shares of common stock, or any combination thereof, as determined by the Underwriter, at the public offering price, less underwriting discounts and commissions, in each case solely to cover over-allotments, if any.

The Underwriter partially exercised this option on July 26, 2024, for (i) 336,832 shares of common stock, (ii) 336,832 Series F-1 Warrants to purchase up to 336,832 shares of common stock, (iii) 336,832 Series F-2 Warrants to purchase up to 336,832 shares of common stock and (iv) 336,832 Series F-3 Warrants to purchase up to 336,832 shares of common stock.

The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million, without taking into account any underwriting discounts and commissions. A portion of the proceeds were used towards the Secured Convertible Notes, which were repaid in full during the third quarter of 2024.

As of August 9, 2024, all of the Pre-Funded Warrants were exercised resulting in net proceeds of $20 thousand.

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

Overview

We are a company focused on the development and sale of scientifically-created and clinically-proven eyecare and wound care products. Our leading product, Avenova® Antimicrobial Lid and Lash Solution, or Avenova Spray, is proven in laboratory testing to have broad antimicrobial properties as it removes foreign material including microorganisms and debris from the skin around the eye, including the eyelid. Avenova Spray is formulated with our proprietary, stable and pure form of hypochlorous acid and is cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. Avenova Spray is available direct to consumers, primarily through online distribution channels, and is also available by prescription and dispensed by eyecare professionals for blepharitis and dry eye disease. Because dry eye is a complex condition, we offer a complementary portfolio of scientifically-developed products for each step of the standard at-home treatment regimen, including the Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

We also manufacture and sell our proprietary form of hypochlorous acid for the wound care market through our NeutroPhase and PhaseOne branded products. NeutroPhase and PhaseOne are used for cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. The Company currently sells these products through distributors.

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. On March 25, 2024, we announced the closing of the sale of DERMAdoctor (the “DERMAdoctor Divestiture”). We acquired DERMAdoctor in November 2021 in order to achieve overall revenue growth, cost reductions and profitability. We were unable to achieve those objectives with DERMAdoctor. We continue to evaluate strategies for our entire Company, to maximize revenue growth and profitability and minimize operating losses while addressing our capital and liquidity needs. To that end, we determined to divest DERMAdoctor and consummate the DERMAdoctor Divestiture, which was not profitable, having incurred historical losses including the loss of $124 thousand for the six months ended June 30, 2024. The DERMAdoctor Divestiture streamlined our business by reducing our cash burn and allows us to focus on pursuing better growth opportunities.

Recent Developments

DERMAdoctor Divestiture

On March 12, 2024, we entered into a Membership Unit Purchase Agreement (the “DERMAdoctor Purchase Agreement”) by and among: (i) New Age Investments, LLC; (ii) DERMAdoctor; and (iii) the Company that provided for the sale of 100% of the membership units (the “Membership Units”) of DERMAdoctor.

Upon the closing of the DERMAdoctor Divestiture on March 25, 2024 as contemplated by the DERMAdoctor Purchase Agreement, the Company sold the Membership Units to New Age Investments, LLC for a purchase price of $1.1 million. For additional information regarding the DERMAdoctor Divestiture, see also Note 18, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

On March 24, 2024, the Company and the Secured Parties entered into a First Amendment to the Security Agreement to effect the Security Agreement Amendment, and a Consent and Release to effect the 2024 Subsidiary Guarantee Termination. As consideration for the Secured Parties executing and delivering the First Amendment and the Subsidiary Guarantee Consent, which reduced the collateral available to secure the obligations under the Secured Convertible Notes, the Company provided each Secured Party the option, at the Secured Party’s election, to receive upon the closing of the DERMAdoctor Divestiture either: (i) a new Series D common stock purchase warrant (the “March 2024 Warrant”), or (ii) a new unsecured convertible note convertible into shares of common stock (the “Unsecured Convertible Notes”).  Based on the Secured Parties’ elections and as a result of the closing of the DERMAdoctor Divestiture, the Company issued: (A) a March 2024 Warrant to a Secured Party that is exercisable for an aggregate of 28,572 shares of common stock and (B) Unsecured Convertible Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 107,146 shares of common stock.

The Company incurred total issuance costs of $130 thousand in conjunction with the 2024 Subsidiary Guarantee Termination. The Company allocated $19 thousand of the issuance costs to the Unsecured Convertible Notes which was recorded as a discount in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024. The remaining $111 thousand was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s unaudited condensed consolidated statements of operations, during the six months ended June 30, 2024. For additional information regarding the March 2024 Warrant and the Unsecured Convertible Notes that we issued, see also Notes 9, “Financing Activities”; 10, “Convertible Notes”; 11, “Common Stock Warrants”; and 12, “Stockholders’ (Deficit) Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

NYSE American Notices

On April 18, 2024, the Company received a notification (“Initial Deficiency Letter”) from the NYSE American LLC Exchange (“NYSE American”) stating that the Company is not in compliance with Section 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of $4.0 million or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively).

On May 28, 2024, the Company received a letter (“Additional Deficiency Letter”) from NYSE American stating that the Company is not in compliance with the minimum stockholders’ equity requirements of Section 1003(a)(i) of the NYSE American Company Guide. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company to maintain stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The Company reported stockholders’ equity of $160 thousand as of March 31, 2024 and has had losses from continuing operations and net losses in each of the last three fiscal years.

Therefore, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide and was required to submit a plan of compliance by May 18, 2024 addressing how it intends to regain compliance with Section 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide by October 18, 2025. On June 4, 2024, the Company received notice from the NYSE American that it had accepted the Company’s plan of compliance and granted a plan period through October 18, 2025. During the plan period, the Company will be subject to quarterly monitoring for compliance with the plan. If the Company does not regain compliance with the NYSE American’s listing standards by October 18, 2025, or if the Company does not make progress consistent with its plan, then the NYSE American may initiate delisting procedures.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our products. Our net losses were $1.6 million and $4.0 million for the three months ended June 30, 2024 and 2023, respectively. In addition, our net losses were $5.2 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $180.0 million, total current assets of $2.3 million and total assets of $3.9 million.

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

Valuation of Contingent Consideration Resulting from a Business Combination

We revalue any outstanding contingent obligations to pay future consideration related to business combinations at the end of each quarter and record increases or decreases in their fair value within our unaudited condensed consolidated statements of operations. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. See additional information in Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the unaudited condensed consolidated statements of operations. The fair values of these warrants are determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023 (dollars in thousands)

	Three Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Sales:
Product revenue, net	$2,387	$3,523	$(1,136)	(32)%
Other revenue, net	13	11	2	18%
Total sales, net	2,400	3,534	(1,134)	(32)%

Cost of goods sold	808	1,795	(987)	(55)%
Gross profit	1,592	1,739	(147)	(8)%
Operating expenses
Research and development	9	22	(13)	(59)%
Sales and marketing	1,019	1,175	(156)	(13)%
General and administrative	1,617	1,593	24	2%
Total operating expenses	2,645	2,790	(145)	(5)%
Operating loss	(1,053)	(1,051)	(2)	* %

Non-cash (loss) gain on changes in fair value of warrant liabilities	(80)	216	(296)	(137)%
Non-cash (loss) gain on change in fair value of embedded derivative liability	(83)	40	(123)	(308)%
Accretion of interest and amortization of discounts on convertible notes	(300)	(501)	201	(40)%
Other expense, net	(69)	(432)	363	(84)%
Net loss from continuing operations	(1,585)	(1,728)	143	(8)%

Net loss from discontinued operations	—	(308)	308	(100)%
Net loss	$(1,585)	$(2,036)	$451	(22)%

*Less than 1%.

Impact of DERMAdoctor Divestiture

The financial results of DERMAdoctor beginning from January 1, 2024 through the closing of the DERMAdoctor Divestiture on March 25, 2024 in the table above and as set forth in this report have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” for the three and six months ended June 30, 2024 (see Note 18, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The discussions below and throughout this section apply only to results from continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, decreased $1.1 million, or 32%, to $2.4 million for the three months ended June 30, 2024, from $3.5 million for the three months ended June 30, 2023.

Revenue from eyecare products, including Avenova Spray, increased $0.2 million to $2.4 million for the three months ended June 30, 2024, from $2.2 million for the three months ended June 30, 2023. The increase was due to an overall increase in Avenova branded products sold through online channels.

Revenue from the Company’s wound care products decreased to a nominal amount for the three months ended June 30, 2024, from $1.3 million for the three months ended June 30, 2023. The decrease was due primarily to an unusually large order of the NeutroPhase branded wound care product in the three months ended June 30, 2023, with no comparable order in the three months ended June 30, 2024.

Cost of goods sold decreased $1.0 million, or 55%, to $0.8 million for the three months ended June 30, 2024, from $1.8 million for the three months ended June 30, 2023. Such decrease was due primarily to the decrease in wound care products which has lower margins slightly offset by an increase in eyecare products which has higher margins sold during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Sales and marketing

Sales and marketing expenses decreased $0.2 million, or 13%, to $1.0 million for the three months ended June 30, 2024, from $1.2 million for the three months ended June 30, 2023. The decrease was due primarily to continued efficiencies in digital advertising costs and a decrease in professional services fees incurred in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

General and administrative

General and administrative expenses remained consistent for the three months ended June 30, 2024 and June 30, 2023.

Non-cash (loss) gain on change in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a loss of $80 thousand for the three months ended June 30, 2024 and a gain of $216 thousand for the three months ended June 30, 2023. The warrant liabilities for the December 2023 Warrants and the March 2024 Warrant were reclassified to equity during the three months ended June 30, 2024 and 2023, respectively, and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding warrant liabilities and their valuation, please see Note 11, “Common Stock Warrants”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this quarterly report.

Non-cash (loss) gain on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $83 thousand for the three months ended June 30, 2024 and a gain of $40 thousand for the three months ended June 30, 2023. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements”.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.3 million for the three months ended June 30, 2024 and $0.5 million for the three months ended June 30, 2023.

Other expense, net

Other expense, net decreased $363 thousand, or 84%, to $69 thousand for the three months ended June 30, 2024, from $432 thousand for the three months ended June 30, 2023. The decrease was primarily due to financing costs related to the Secured Convertible Notes in the three months ended June 30, 2023, slightly offset with financing costs related to the 2024 June Warrant Reprice transaction in the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023 (dollars in thousands)

	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Sales:
Product revenue, net	$5,011	$5,855	$(844)	(14)%
Other revenue, net	20	18	2	11%
Total sales, net	5,031	5,873	(842)	(14)%

Cost of goods sold	1,645	2,534	(889)	(35)%
Gross profit	3,386	3,339	47	1%
Operating expenses
Research and development	28	32	(4)	(13)%
Sales and marketing	2,074	2,411	(337)	(14)%
General and administrative	3,908	3,292	616	19%
Loss on divestiture of subsidiary	865	—	865	100%
Total operating expenses	6,875	5,735	1,140	20%
Operating loss	(3,489)	(2,396)	(1,093)	46%

Non-cash gain on changes in fair value of warrant liabilities	114	216	(102)	(47)%
Non-cash (loss) gain on change in fair value of embedded derivative liability	(18)	40	(58)	(145)%

Accretion of interest and amortization of discounts on convertible notes	(733)	(501)	(232)	46%
Other expense, net	(549)	(432)	(117)	27%
Net loss from continuing operations	(4,675)	(3,073)	(1,602)	52%

Net loss from discontinued operations	(124)	(702)	578	(82%)
Net loss	$(4,799)	$(3,775)	$(1,024)	27%

Impact of DERMAdoctor Divestiture

The financial results of DERMAdoctor beginning from January 1, 2024 through the closing of the DERMAdoctor Divestiture on March 25, 2024 in the table above and as set forth in this report have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” for the six months ended June 30, 2024 (see Note 18, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The discussions below and throughout this section apply only to results from continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, decreased $0.8 million, or 14%, to $5.0 million for the six months ended June 30, 2024, from $5.9 million for the six months ended June 30, 2023.

Revenue from eyecare products, including Avenova Spray, increased $0.4 million to $4.8 million for the six months ended June 30, 2024, from $4.4 million for the six months ended June 30, 2023. The increase was due to an overall increase in Avenova branded products sold through online channels.

Revenue from the Company’s wound care products decreased $1.3 million to $0.2 million for the six months ended June 30, 2024, from $1.5 million for the six months ended June 30, 2023. The decrease was due primarily to an unusually large order of the NeutroPhase branded wound care product in the six months ended June 30, 2023 with no comparable order in the six months ended June 30, 2024.

Cost of goods sold decreased $0.9 million, or 35%, to $1.6 million for the six months ended June 30, 2024, from $2.5 million for the six months ended June 30, 2023. Such decrease was due primarily to the decrease in wound care products which has lower margins slightly offset by an increase in eyecare products which has higher margins sold during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Sales and marketing

Sales and marketing expenses decreased $0.3 million, or 14%, to $2.1 million for the six months ended June 30, 2024, from $2.4 million for the six months ended June 30, 2023. The decrease was due primarily to continued digital advertising efficiencies and a decrease in related consulting costs incurred in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

General and administrative

General and administrative expenses increased $0.6 million, or 19%, to $3.9 million for the six months ended June 30, 2024, from $3.3 million for the six months ended June 30, 2023, was due primarily to an increase in legal costs primarily related to non-recurring strategic initiatives, including the DERMAdoctor Divestiture, ongoing during the six months ended June 30, 2024.

Loss on divestiture of subsidiary

As a result of the closing of the DERMAdoctor Divestiture on March 25, 2024, we incurred a loss of $0.9 million for the six months ended June 30, 2024 with no comparable activity for the six months ended June 30, 2023. For additional information regarding the loss on divestiture of this subsidiary, please see Note 18, “Divestiture and Discontinued Operations”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on change in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $114 thousand for the six months ended June 30, 2024 and $216 thousand for the six months ended June 30, 2023. The warrant liabilities for the December 2023 Warrants and the March 2024 Warrant were reclassified to equity during the six months ended June 30, 2024, and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding warrant liabilities and their valuation, please see Note 11, “Common Stock Warrants”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash (loss) gain on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $18 thousand for the six months ended June 30, 2024 and gain of $40 thousand for the six months ended June 30, 2023. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements”.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.7 million for the six months ended June 30, 2024 and $0.5 million for the six months ended June 30, 2023.

Other expense, net

Other expense, net was $0.5 million for the six months ended June 30, 2024 and $0.4 million for the six months ended June 30, 2023. Expenses were related primarily to separate and unrelated financing events recorded during the respective periods.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents were $0.8 million, compared to $2.9 million as of December 31, 2023. Our cash and cash equivalents as of June 30, 2024 includes $0.2 million of net proceeds from the 2024 Warrant Reprice Transaction and $1.1 million of net proceeds from the DERMAdoctor Divestiture. Our cash and cash equivalents as of December 31, 2023 includes $0.6 million of net proceeds from the 2023 Warrant Reprice Transaction and $2.8 million of net proceeds from the 2023 Private Placement (both as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Under the terms of the Secured Convertible Notes issued in the 2023 Private Placement, we are required to make a monthly redemption of the principal amount of the Secured Convertible Notes (“Monthly Redemption”) over an 18-month period, which began on June 1, 2023 in an amount equal to $193 thousand per month, unless such Monthly Redemption is eligible under the terms of the Secured Convertible Notes to instead be settled through the issuance of our common stock. We have paid the Monthly Redemption in cash to date, and as of June 30, 2024, the remaining outstanding principal amount of the Secured Convertible Note was $0.8 million. On March 25, 2024, the Company issued Unsecured Convertible Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 107,146 shares of common stock. The principal amount of the Unsecured Convertible Notes does not accrue interest and is payable to the Secured Parties upon maturity in March 2026, unless earlier converted into common stock. For additional information regarding the 2023 Private Placement, the Secured Convertible Notes and the Unsecured Convertible Notes, see Note 9 “Financing Activities, Note 10 “Convertible Notes,” and Note 12 “Stockholders’ (Deficit) Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Based primarily on the funds available on June 30, 2024, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations, meet its planned operating expenses and to meet the Monthly Redemption of the Secured Convertible Notes into at least the third quarter of 2024. The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues, as the Company continues to invest in its commercialization efforts. Additionally, the Company expects to continue incurring operating losses and negative cash flows until revenues reach a level sufficient to support ongoing growth and operations. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

The Company’s long-term liquidity needs will be largely determined by the success of our commercialization efforts. To address the Company’s current liquidity and capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; (3) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones or an upfront fee; and/or (4) entering into license agreements to sell new products. The Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. There is no assurance that the Company will be successful in executing additional capital-raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. Accordingly, the Company continues to evaluate different plans and strategies to address the Company’s capital and liquidity needs, as well as evaluating several potential other strategic alternatives and transactions, including potential additional divestiture transactions or strategic acquisition transactions. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $2.2 million for the six months ended June 30, 2024, which consisted primarily of a net loss from continuing operations of $4.7 million, adjusted by depreciation and amortization expenses of $23 thousand, stock-based compensation expenses related to employee and director stock awards of $115 thousand, non-cash loss on divestiture of $0.9 million, non-cash expense for consent of Secured Note holders of $0.4 million, non-cash loss on modifications of warrants of $69 thousand, non-cash gain on changes in fair value of warrant liabilities of $114 thousand, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash right-of-use amortization of $168 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $0.7 million, and a net increase of $0.3 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $2.9 million for the six months ended June 30, 2023, which consisted primarily of a net loss from continuing operations of $3.8 million, adjusted by depreciation and amortization expenses of $26 thousand, stock-based compensation expenses of $139 thousand, non-cash loss on modifications of warrants of $285 thousand, non-cash gain on changes in fair value of warrant liabilities of $216 thousand, non-cash gain on changes in fair value of embedded derivative liability of $40 thousand, non-cash right-of-use amortization of $140 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $0.5 million, and a net decrease of $0.6 million in our net operating assets and liabilities of continuing operations.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations was $1.1 million for the six months ended June 30, 2024, which included the DERMAdoctor Divestiture proceeds of $1.1 million and purchase of property and equipment in a nominal amount. Net cash used in investing activities for the purchase of property and equipment was $15 thousand for the six months ended June 30, 2023.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities from continuing operations was $1.1 million for the six months ended June 30, 2024, which included repayment of $1.2 million for the Monthly Redemption through June 30, 2024 on the Secured Convertible Notes and the net proceeds of $0.2 million from the 2024 Warrant Repice transaction.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2023, which included the net proceeds of $2.8 million received in the 2023 Private Placement of the Convertible Notes and the May 2023 Warrants and repayment of $0.2 million for the Monthly Redemption through June 30, 2023 on the Secured Convertible Notes.

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

Inflation

Our costs are subject to fluctuations, particularly due to changes in the price of raw and packing materials and the cost of labor, transportation and operating supplies. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost-saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2024 or December 31, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at June 30, 2024 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2024 and December 31, 2023, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at June 30, 2024, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the current quarter which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of June 30, 2024, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2023 Annual Report and under Part II, Item 1A included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was filed with the SEC on May 9, 2024. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement, dated March 12, 2024, by and among the Company, DERMAdoctor, the Founders and New Age Investments	8-K	001-33678	2.1	03/14/2024
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/4/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Original Issue Discount Secured Senior Convertible Debenture	8-K	007-33678	4.1	4/27/2023
4.9	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.10	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.11	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
4.12	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.13	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.14	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.16	Form of Pre-Funded Common Stock Warrant	8-K	001-33678	4.4	3/25/2024
4.17	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.18	Form of Series F-2 Common Stock Warrant	8-K	001-33678	4.2	7/29/2024
4.19	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
10.1	Form of Letter Agreement, dated June 14, 2024	8-K	001-33678	10.1	6/14/2024
10.2	Underwriting Agreement, dated July 26, 2024, by and between the Company and Ladenburg Thalmann & Co., Inc.	8-K	001-33678	4.3	7/29/2024
10.3	Warrant Agency Agreement, dated July 29, 2024, by and between the Company and Equinti Trust Company, LLC	8-K	001-33678	10.1	7/29/2024
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
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

Date: August 13, 2024
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: August 13, 2024
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)