Form 10-Q
period 2024-09-30
NovaBay Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, there were 4,885,693 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and, where applicable, also its former wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company.

The Company owns live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally, with our primary trademarks including “Avenova®”, “CelleRx®”, “PhaseOne®” and “NeutroPhase®”, which are held directly by NovaBay. “DERMAdoctor®”, “Kakadu C®”, “AIN’T Misbehavin’®” and “KP Duty®” are held directly by our former wholly-owned subsidiary DERMAdoctor.

On May 30, 2024, the Company effected a 1-for-35 reverse stock split of its common stock (the “Reverse Stock Split”). The accompanying financial statements and related notes give retroactive effect to this Reverse Stock Split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$776	$2,924
Accounts receivable, net of allowance for credit losses ($3 at September 30, 2024 and December 31, 2023)	704	680
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($126 and $264 at September 30, 2024 and December 31, 2023, respectively)	473	564
Prepaid expenses and other current assets	326	256
Current assets, discontinued operations	—	2,730
Total current assets	2,279	7,154
Operating lease right-of-use assets	1,042	1,296
Property and equipment, net	61	87
Other assets	495	478
Other assets, discontinued operations	—	19
TOTAL ASSETS	$3,877	$9,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$396	$906
Accrued liabilities	1,147	1,169
Secured Convertible Notes, net of discounts	—	1,137
Unsecured Convertible Notes, net of discounts	51	—
Operating lease liabilities	390	368
Current liabilities, discontinued operations	—	698
Total current liabilities	1,984	4,278
Warrant liabilities	—	334
Operating lease liabilities-non-current	821	1,108
Total liabilities	2,805	5,720
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 and 6 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	275
Series C Preferred Stock; 0 and 1 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	1,675
Common stock, $0.01 par value; 150,000 shares authorized, 4,885 and 321 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively*	49	3
Additional paid-in capital*	183,262	176,210
Accumulated deficit	(182,245)	(174,849)
Total stockholders’ equity	1,072	3,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,877	$9,034

*	After giving retroactive effect to the 1-for-35 Reverse Stock Split that became effective May 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales:
Product revenue, net	$2,424	$2,471	$7,435	$8,326
Other revenue, net	17	10	37	28
Total sales, net	2,441	2,481	7,472	8,354

Cost of goods sold	848	819	2,493	3,353
Gross profit	1,593	1,662	4,979	5,001
Operating expenses:
Research and development	4	4	32	36
Sales and marketing	947	1,263	3,021	3,674
General and administrative	1,703	1,093	5,611	4,385
Loss on divestiture of subsidiary	—	—	865	—
Total operating expenses	2,654	2,360	9,529	8,095
Operating loss	(1,061)	(698)	(4,550)	(3,094)

Non-cash gain on changes in fair value of warrant liabilities	—	—	114	216
Non-cash (loss) gain on change in fair value of embedded derivative liability	—	—	(18)	40
Accretion of interest and amortization of discounts on convertible notes	(138)	(655)	(871)	(1,156)
Extinguishment of Secured Convertible Notes	(13)	—	(13)	—
Other expense, net	—	—	(549)	(432)
Net loss from continuing operations	(1,212)	(1,353)	(5,887)	(4,426)

Net loss from discontinued operations (Note 18)	—	(404)	(124)	(1,106)
Net loss	(1,212)	(1,757)	(6,011)	(5,532)
Less: Increase to accumulated deficit due to adjustment to common stock warrant exercise price	(1,005)	—	(1,005)	—
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	—	(380)	(1,996)
Net loss attributable to common stockholders	$(2,217)	$(1,757)	$(7,396)	$(7,528)

Basic and diluted net loss per share
Net loss per share from continuing operations*	$(0.60)	$(10.10)	$(3.90)	$(67.89)
Net loss per share from discontinued operations*	—	(3.01)	(0.07)	(11.69)
Net loss per share attributable to common stockholders (basic and diluted)*	$(0.60)	$(13.11)	$(3.97)	$(79.58)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock (basic and diluted)*	3,710	134	1,863	95

*	After giving retroactive effect to the 1-for-35 Reverse Stock Split that became effective May 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2023	7	$1,950	321	$3	$176,210	$(174,849)	$3,314
Net loss	-	-	-	-	-	(3,214)	(3,214)
Conversion of Series B Preferred Stock to common stock	(5)	(231)	537	5	226	-	-
Conversion of Series C Preferred Stock to common stock	(0)	(234)	57	1	233	-	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	380	(380)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	60	-	60
Balance at March 31, 2024	2	$1,485	915	$9	$177,109	$(178,443)	$160
Net loss	-	-	-	-	-	(1,585)	(1,585)
Conversion of Series B Preferred Stock to common stock	(0)	(37)	88	1	36	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(1,442)	148	1	1,441	-	-
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	-	-	-	-	69	-	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	-	-	90	1	129	-	130
Reclassification of December 2023 Warrants from liability	-	-	-	-	212	-	212
Reclassification of March 2024 Warrants from liability	-	-	-	-	100	-	100
Reclassification of embedded derivative liability	-	-	-	-	242	-	242
Shares issued for 35:1 reverse stock split due to rounding feature	-	-	107	1	(1)	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	55	-	55
Vesting of director restricted stock awards	-	-	0	0	0	-	0
Balance at June 30, 2024	1	$6	1,348	$13	$179,392	$(180,028)	$(617)
Net loss	-	-	-	-	-	(1,212)	(1,212)
Issuance of common stock and pre-funded warrants in an underwritten registered direct offering, net of issuance cost	-	-	1,495	15	2,843	-	2,858
Exercise of pre-funded warrants	-	-	2,042	21	-	-	21
Adjustment to common stock warrant exercise price	-	-	-	-	1,005	(1,005)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	22	-	22
Balance at September 30, 2024	1	$6	4,885	$49	$183,262	$(182,245)	$1,072

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2022	14	$2,973	58	$1	$165,732	$(158,152)	$10,554
Net loss	-	-	-	-	-	(1,739)	(1,739)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	75	-	75
Balance at March 31, 2023	14	$2,973	58	$1	$165,807	$(159,891)	$8,890
Net loss	-	-	-	-	-	(2,036)	(2,036)
Conversion of Series B Preferred Stock to common stock	(3)	(121)	54	0	121	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(728)	8	0	728	-	-
Modification of common stock warrants	-	-	-	-	285	-	285
Adjustment of Series B Preferred Stock conversion price	-	-	-	-	1,802	(1,802)	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	194	(194)	-
Reclassification of May 2023 Warrants	-	-	-	-	1,360	-	1,360
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	64	-	64
Vesting of director restricted stock awards	-	-	0	0	0	-	0
Balance at June 30, 2023	10	$2,124	120	$1	$170,361	$(163,923)	$8,563
Net loss	-	-	-	-	-	(1,757)	(1,757)
Conversion of Series B Preferred Stock to common stock	(3)	(147)	66	1	146	-	-
Reclassification of embedded derivative liability	-	-	-	-	169	-	169
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	62	-	62
Balance at September 30, 2023	7	$1,977	186	$2	$170,738	$(165,680)	$7,037

*	After giving retroactive effect to the 1-for-35 Reverse Stock Split that became effective May 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net loss	$(6,011)	$(5,532)
Net loss from discontinued operations	124	1,106
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	32	39
Stock-based compensation expense related to employee and director stock awards	137	201
Non-cash loss on divestiture of subsidiary	865	—
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	368	—
Modification of common stock warrants, included in Other expense, net	69	285
Non-cash gain on changes in fair value of warrant liabilities	(114)	(216)
Non-cash loss (gain) on changes in fair value of embedded derivative liability	18	(40)
Non-cash right-of-use amortization	254	222
Accretion of interest and amortization of debt discounts on convertible notes	871	1,119
Changes in operating assets and liabilities:
Accounts receivable	(24)	913
Inventory	83	(195)
Prepaid expenses and other current assets	(70)	82
Other assets	(16)	(10)
Accounts payable and accrued liabilities	(532)	(1,289)
Operating lease liabilities	(265)	(224)
Net cash used in operating activities, continuing operations	(4,211)	(3,539)

Investing activities:
Proceeds from divestiture of subsidiary	1,070	—
Purchases of property and equipment	(6)	(16)
Net cash provided by (used in) investing activities, continuing operations	1,064	(16)

Financing activities:
Proceeds from exercise of warrants and pre-funded warrants	247	—
Proceeds from issuance of common stock and pre-funded warrants in an underwritten registered direct offering, net of issuance costs	2,858	—
Proceeds from issuance of Secured Convertible Notes and May 2023 Warrants, net of discounts	—	3,000
Payments on Secured Convertible Notes	(1,990)	(770)
Debt issuance cost	(115)	(294)
Net cash provided by financing activities, continuing operations	1,000	1,936

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(2,147)	(1,619)
Net decrease in cash and cash equivalents, discontinued operations	(206)	(279)
Net decrease in cash, cash equivalents, and restricted cash, consolidated	(2,353)	(1,898)
Cash, cash equivalents and restricted cash, beginning of year, consolidated	3,606	5,846
Less: Cash and cash equivalents of discontinued operations, end of period	—	(293)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$1,253	$3,655

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid in continuing operations	$147	$174
Interest paid in discontinued operations	—	15

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash information:
Conversions of preferred to common stock	$1,944	$995
Down round feature adjustments related to Preferred Stock	380	1,996
Down round feature adjustments related to common stock warrants	1,005	—
Issuance of embedded derivative liability in conjunction with Unsecured Convertible Notes	224	—
Warrant liabilities transferred to equity	312	1,360
Derivative liability transferred to equity	242	169

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

Potential Asset Sale Transaction and Dissolution

On September 19, 2024, the Company entered into an Asset Purchase Agreement (the “Original Purchase Agreement”) with PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company (“PRN”), pursuant to which PRN will acquire the Company’s eyecare products sold under the Avenova brand and the related assets (the “Avenova Assets”) (collectively, the “Asset Sale Transaction”). On November 5, 2024, the Company entered into an amendment to the Original Purchase Agreement (the “APA Amendment,” and together with the Original Purchase Agreement, the “Purchase Agreement”) that provides for, among other terms, an increase in the base purchase price to $11.5 million from $9.5 million and for PRN to provide the Company with a $1.0 million secured promissory note, as further described below and under Note 19, “Subsequent Events” (the “Bridge Loan”). Pursuant to the Purchase Agreement, the Asset Sale Transaction is subject to certain closing conditions, including stockholder approval. Assuming stockholder approval is received and other closing conditions are met, the Company expects to close the Asset Sale Transaction in the fourth quarter of 2024.

The Asset Sale Transaction would constitute substantially all of the Company’s revenue generating and operating assets; however, PRN would not purchase any of the Company’s other products and assets, including those that relate to the Company’s wound care, urology or dermatology businesses. The Company’s board of directors (the “Board”) unanimously approved the Asset Sale Transaction and further determined that, if the Asset Sale Transaction is completed, the best opportunity available to optimize value to our stockholders is to wind-up the Company’s affairs and pursue a liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) under Delaware law that may result in distributions to our stockholders of our remaining asset value (the “Dissolution”).

The Company has called a special meeting of stockholders (the “Special Meeting”) on November 22, 2024 for stockholders to approve (1) the Asset Sale Transaction and (2) the Dissolution subject to the Board’s discretion to proceed with the Dissolution.

On October 29, 2024, the Company announced that the Board determined that an unsolicited and non-binding acquisition proposal from Refresh Acquisitions BidCo LLC (“Refresh”) to purchase the Avenova Assets (the “Refresh Unsolicited Offer”) is a “Superior Proposal” (as defined in the Purchase Agreement). As a result, the Company notified PRN of the Board’s determination and the Company’s intention to terminate the Purchase Agreement pursuant to its terms, unless the Company received a revised proposal from PRN such that the Board determined the Refresh Unsolicited Offer was no longer a Superior Proposal, all in accordance with the process provided in the Purchase Agreement.

On November 5, 2024, the Company and PRN entered into the APA Amendment to the Original Purchase Agreement. The APA Amendment provides for the following primary revisions to the Original Purchase Agreement: (i) an increase in the base purchase price to $11.5 million from $9.5 million; (ii) the removal of debt financing contingencies and related PRN representations, while adding a new PRN representation that it has sufficient funding for the $11.5 million base purchase price; (ii) PRN providing the Company with the Bridge Loan; and (iv) PRN providing the Company with an equity funding commitment letter (the “Equity Commitment Letter”) from Roundtable Healthcare Partners V, L.P. that provides for up to $13.0 million in financing to be used by PRN’s parent company, Acumen Intermediate Holdings, LLC, and contributed to PRN for payment of the purchase price at the closing of the Asset Sale Transaction (with such updated terms, the “Revised PRN Transaction Terms”).

On November 5, 2024, the Company entered into the Bridge Loan that provides for the Company to receive a secured loan of up to $1.0 million from PRN as the lender that will be funded in two tranches of $0.5 million each upon the Company providing written notice to PRN on or after November 22, 2024 and on or after December 6, 2024. The amounts borrowed under the Bridge Loan are required to be used for working capital purposes, will bear interest at a rate of 10% per annum and be secured by all of the Company’s assets as collateral. The Bridge Loan is a short term secured loan that is to be repaid upon the earlier of the closing of the Asset Sale Transaction (to be repaid from the purchase price), immediately upon termination of the Purchase Agreement or February 28, 2025.

For more information on the Asset Sale Transaction (including the Revised PRN Transaction Terms, the APA Amendment and the Bridge Loan), the Refresh Unsolicited Offer and the Dissolution, please see Note 19, “Subsequent Events,” the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2024, October 29, 2024 and November 6, 2024 and the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 16, 2024 (as may be supplemented, the “Special Meeting Proxy Statement”).

Discontinued Operations

On March 25, 2024, the Company completed the DERMAdoctor Divestiture for an aggregate sale price of $1.1 million. The Company recognized a loss on the DERMAdoctor Divestiture amounting to $0.9 million in the three-month period ended March 31, 2024, which is recorded in loss on divestiture of subsidiary in the unaudited condensed consolidated statements of operations.

In connection with the DERMAdoctor Divestiture, the Company entered into Transition Services Agreement with New Age Investments, LLC to provide for a customary and orderly transition of the business, including warehousing services provided by New Age Investments, LLC and fulfillment services provided by the Company, which has been included in continuing operations in subsequent periods since entering into the Transition Services Agreement.

Going Concern

The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues. Additionally, the Company expects to continue incurring operating losses and negative cash flows. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

On September 16, 2024, the Board unanimously approved the Asset Sale Transaction and the Dissolution, both of which are subject to the approval of the Company’s stockholders. On November 5, 2024, the Company entered into the APA Amendment that provides for, among other terms, an increase in the base purchase price to $11.5 million from $9.5 million and for PRN to provide the Company with the Bridge Loan, as further described below under Note 19, “Subsequent Events.” The Company is holding the Special Meeting on November 22, 2024 to obtain stockholder approval of the Asset Sale Transaction and the Dissolution, pursuant to the Special Meeting Proxy Statement.

To address the Company’s current liquidity and near term capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; and/or (3) the divestiture of certain business or product lines and related assets such as the Asset Sale Transaction and the DERMAdoctor Divestiture. If the Asset Sale Transaction and/or the Dissolution are not completed, we will continue our corporate existence and the Board will continue to explore its options to secure immediate funding for ongoing operations due to significantly reduced available capital and liquidity, the strategic alternatives available to the Company, including returning capital to stockholders or, to the extent any funding or other viable alternatives are not available or if there is not sufficient capital remaining at the time to fund operations, then the Company may need to file for bankruptcy protection or commence a similar state law proceeding. In connection with such strategic options, the Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. While the Company believes that the proceeds from the 2024 Public Offering (as defined in Note 9, “Financing Activities”), the 2024 Warrant Reprice Transaction (as defined in Note 9, “Financing Activities”) and the DERMAdoctor Divestiture improved the Company’s liquidity for the first nine months of 2024, there is no assurance that the Company will be successful in completing the Asset Sale Transaction and/or the Dissolution or otherwise executing on alternative capital raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. If the Company’s stockholders approve the Dissolution, the Company would consider liquidation to be imminent and apply the liquidation basis of accounting pursuant to the accounting principles generally accepted in the United States (“U.S. GAAP”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, DERMAdoctor, as of and for the nine months ended September 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 25, 2024, the Company divested its wholly-owned subsidiary pursuant to the DERMAdoctor Divestiture. The financial results for DERMAdoctor have been presented as discontinued operations in the accompanying condensed consolidated financial statements. For the nine months ended September 30, 2024, all gains and losses on disposition, along with the sales, costs and expenses attributable to discontinued operations, have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” in our unaudited condensed consolidated statements of operations.

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

Further, certain prior period operating lease balances on the Condensed Consolidated Statements of Cash Flows originally reported within changes in “Operating lease right-of-use assets” are now within “Non-cash right-of-use amortization” to conform to the current year presentation. These changes had no impact on the Company's net decrease in case, cash equivalents, and restricted cash in the prior year nor any of the subtotal changes of cash from operating, investing, or financing activities.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$776	$3,130
Cash and cash equivalents, discontinued operations	—	(206)
Restricted cash included in other assets	477	476
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,253	$3,400

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

During the three and nine months ended September 30, 2024 and 2023, revenues from significant product categories were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Avenova Spray	$2,170	$2,064	$6,391	$5,759
NeutroPhase	—	—	—	1,043
Other products	254	407	1,044	1,524
Total product revenue, net	2,424	2,471	7,435	8,326
Other revenue, net	17	10	37	28
Total sales, net	$2,441	$2,481	$7,472	$8,354

During the three and nine months ended September 30, 2024 and 2023, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com and Avenova.com. Sales of Avenova Spray via Amazon comprised 73% and 66% of total Avenova Spray net revenue during the three months ended September 30, 2024 and 2023, respectively. Sales of Avenova Spray via Amazon comprised 74% and 68% of total Avenova Spray net revenue during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, accounts receivable from continuing operations from our major distribution partners and major retailers greater than 10% were as follows:

	September 30,	December 31,
Major distribution partner	2024	2023
Major U.S. Retailer A	43%	22%
Avenova Spray Pharmacy Distributor A	31%	14%
Chongqing Pioneer Pharma Holdings Limited	* %	36%

* Less than 10%

The Company relies on one contract manufacturer to produce its products. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of finished goods. Our contract manufacturer may or may not be able to meet the Company’s needs with respect to timing, quantity or quality. In particular, it is possible that the Company may suffer from unexpected delays in light of global supply chain issues.

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

See additional information in Note 3, “Fair Value Measurements”.

Allowance for Credit Losses

The Company maintains an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. The allowance is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. Management recorded a reserve for allowance for credit losses of $3 thousand as of September 30, 2024 and December 31, 2023.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The Company utilizes a contract manufacturer to produce its products and the price paid to these manufacturers is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At September 30, 2024 and December 31, 2023, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $126 thousand and $264 thousand, respectively.

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

The Company did not record any goodwill or indefinite-lived asset impairment charges during the three or nine months ended September 30, 2024 or September 30, 2023.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with the DERMAdoctor acquisition, the Company was subject to paying consideration that was contingent upon the achievement of specified milestone events. The Company recorded this contingent consideration at its fair value on the acquisition date. Each quarter thereafter, the Company revalued the contingent consideration and recorded changes in fair value within the condensed consolidated statements of operations. The DERMAdoctor acquisition milestone events consisted of financial targets for calendar years 2022 and 2023 which were not met. As a result, the liability recorded for potential earn out payments in the Company’s condensed consolidated balance sheets was zero as of September 30, 2024 and December 31, 2023.

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

The Company did not record any long-lived asset impairments during the three or nine months ended September 30, 2024 or September 30, 2023.

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

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized in the condensed consolidated balance sheets as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising expenses were $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Advertising expenses were $0.5 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, the Series B Preferred Stock and Series C Preferred Stock (both as defined below) were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	Balance at September 30,
	2024*	2023*
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	15,065	135,300
Common stock equivalent of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”)	—	24,134
Stock options	6,893	4,240
Stock warrants	10,836,275	210,929
	10,858,233	374,603

*	After giving retroactive effect to the 1-for-35 Reverse Stock Split that became effective May 30, 2024.

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

NOTE 3. FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September	Items	Inputs	Inputs
	30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$477	$477	$—	$—

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

The Secured Convertible Notes and Unsecured Convertible Notes (see Note 10, “Convertible Notes”) are carried at proceeds, net of discounts, which management believes approximates fair value. As a result of certain call and put options within the Secured Convertible Notes and Unsecured Convertible Notes, the Company recorded an embedded derivative liability on its condensed consolidated balance sheets with a corresponding debt discount which is netted against the face value of the Secured Convertible Notes and Unsecured Convertible Notes. The fair value of the embedded derivatives were calculated using the Black Scholes valuation model using Level 2 inputs of the fair value hierarchy.

The fair value of the December 2023 Warrants issued in conjunction with the 2023 Warrant Reprice Transaction as well as the accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Warrant Reprice Transaction were classified within Level 2.

See Note 11, “Common Stock Warrants”, subheading “Summary of Common Stock Warrant Liabilities”, for a reconciliation of the beginning and ending balances for the warrant liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) during the three and nine months ended September 30, 2024 and 2023.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and nine months ended September 30, 2024 and 2023.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this report. The following tables summarize the assumptions utilized for valuations impacting results for the periods reported. See also Note 13, “Equity-Based Compensation” for related Black Scholes valuation assumptions.

Warrant Liabilities

Various of the Company’s warrants have been subject to stockholder approval upon issuance or amendment and prior to exercise. Warrants requiring stockholder approval are recorded as a liability at fair value upon issuance or amendment and continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs at which time they are transferred to stockholders’ equity at their fair value on the date of approval. Fair value was determined using a Black Scholes model as outlined below. See Note 11, “Common Stock Warrants” for additional information and the definitions of the Company’s warrants.

	May 2023 Warrants				May 2023 Warrants			December 2023 Warrants	December 2023 Warrants
Measurement event	Issuance				Stockholder Approval			Reporting Date	Stockholder Approval

Date	May 1, 2023				June 9, 2023			December 31, 2023	May 28, 2024
Total Value	$1.6 million				$1.4 million			$0.3 million	$0.2 million
Gain (Loss)	not applicable				$0.2 million			$56 thousand	$(51 thousand)

Assumptions:
Exercise price	$45.50				$45.50			$8.75	$8.75
Market price	$25.20			(a)	$23.80			$7.14	$4.94
Volatility	80.1%				77.6%			79.3%	83.9%
Risk-free rate	3.60	-	4.04%		3.92	-	4.59%	3.85%	4.56%
Dividend yield	0.0%				0.0%			0.0%	0.0%
Term (years)	2.1	-	5.1		2.0	-	5.0	5.5	5.1

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Reporting Date	Stockholder Approval
Date	March 31, 2024	May 28, 2024
Total Value	$0.1 million	$0.1 million
Gain (Loss)	$21 thousand	$(28 thousand)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$3.66	$4.94
Volatility	86.9%	83.9%
Risk-free rate	4.21%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.3

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

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

	July 2020, November 2021, September 2022 & November 2022 Warrants
Measurement event	Prior to amendment				After amendment
Date	April 27, 2023				April 27, 2023
Total Value	$0.3 million				$0.5 million
Loss	not applicable				$0.2 million

Assumptions:
Exercise price	$220.50				$52.50
Market price	$25.20			(a)	$25.20			(a)
Volatility	80.1%				80.1%
Risk-free rate	3.59	-	4.73%		3.59	-	4.73%
Dividend yield	0.0%				0.0%
Term (years)	1.1	-	5.6		1.1	-	5.6

	May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	December 21, 2023			December 21, 2023
Total Value	$56 thousand			$0.2 million
Loss	not applicable			$0.1 million

Assumptions:
Exercise price	$45.50			$8.75
Market price	$8.07			$8.07
Volatility	79.3%			79.3%
Risk-free rate	3.92	-	4.62%	3.92	-	4.62%
Dividend yield	0.0%			0.0%
Term (years)	1.5	-	4.5	1.5	-	4.5

	September 2022, November 2022, and May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	June 14, 2024			June 14, 2024
Total Value	$66 thousand			$0.1 million
Loss	not applicable			$70 thousand

Assumptions:
Exercise price	$8.75-52.50			$2.50
Market price	$2.51			$2.51
Volatility	89.3%			89.3%
Risk-free rate	4.27	-	5.08%	4.27	-	5.08%
Dividend yield	0.0%			0.0%
Term (years)	1.0	-	4.4	1.0	-	4.4

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Warrant Down Round Feature Adjustment

Terms of the Company’s outstanding 2024 July Warrants included a down round feature adjustment whereby the applicable exercise price was automatically adjusted (see Note 9, “Financing Activities”). When the exercise price was adjusted, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the 2024 July Warrants immediately prior to the conversion price adjustment and (2) the fair value of the 2024 July Warrants immediately after the conversion price adjustment. Fair value was determined using a Black Scholes model, as outlined below.

	Series F-1
Measurement event	Prior to adjustment	After adjustment

Date	September 27, 2024	September 27, 2024
Total value	$1.7 million	$1.9 million
Deemed dividend	not applicable	$0.2 million

Assumptions:
Exercise price	$1.10	$0.66
Market price	$0.71	$0.71
Volatility	97.1%	97.1%
Risk-free rate	3.55%	3.55%
Dividend yield	0.0%	0.0%
Term (in years)	4.84	4.84

	Series F-2
Measurement event	Prior to adjustment	After adjustment

Date	September 27, 2024	September 27, 2024
Total value	$0.2 million	$0.6 million
Deemed dividend	not applicable	$0.4 million

Assumptions:
Exercise price	$1.10	$0.66
Market price	$0.71	$0.71
Volatility	97.1%	97.1%
Risk-free rate	4.64%	4.64%
Dividend yield	0.0%	0.0%
Term (in years)	0.34	0.34

	Series F-3
Measurement event	Prior to adjustment	After adjustment

Date	September 27, 2024	September 27, 2024
Total value	$0.6 million	$1.0 million
Deemed dividend	not applicable	$0.4 million

Assumptions:
Exercise price	$1.10	$0.66
Market price	$0.71	$0.71
Volatility	97.1%	97.1%
Risk-free rate	4.10%	4.10%
Dividend yield	0.0%	0.0%
Term (in years)	0.84	0.84

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

	Secured Convertible Notes derivative	Secured Convertible Notes derivative
Measurement event	Issuance	Shareholder Approval
Date	April 27, 2023	June 9, 2023
Total value (b)	$0.2 million	$0.2 million
Gain	not applicable	$40 thousand

Assumptions:
Exercise price	$45.50	$45.50
Market price	$25.20 (a)	$23.80
Volatility	80.1%	76.9%
Risk-free rate	4.88%	5.41%
Dividend yield	0.0%	0.0%
Term (years)	0.8	0.7

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Adjusted for probability of occurrence.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$73	$66
Prepaid dues and subscriptions	63	85
Prepaid taxes	49	83
Prepaid inventory	25	73
Other	116	81
Prepaid expenses from discontinued operations	—	(132)
Total prepaid expenses and other current assets	$326	$256

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials and supplies	$144	$1,027
Finished goods	455	2,477
Less: Reserve for excess and obsolete inventory	(126)	(627)
Inventory, net of reserves, from discontinued operations	—	(2,313)
Total inventory, net	$473	$564

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	414	431
Leasehold improvements	152	152
Total property and equipment, at cost	743	760
Less: accumulated depreciation	(682)	(673)
Total property and equipment, net	$61	$87

Depreciation expense related to continuing operations was $9 thousand and $13 thousand for the three months ended September 30, 2024 and 2023, respectively, and $32 thousand and $39 thousand for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded no depreciation expense during the three and nine months ended September 30, 2024 and 2023, and no property and equipment as of September 30, 2024 and December 31, 2023 related to discontinued operations.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Contract liabilities (see Note 14)	$751	$946
Employee payroll and benefits	288	341
Other	108	229
Accrued liabilities from discontinued operations	—	(347)
Total accrued liabilities	$1,147	$1,169

NOTE 8. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2024 or December 31, 2023.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2024 or December 31, 2023.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of September 30, 2024 and December 31, 2023, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027.

Lease costs for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease – expense	$100	$100	$300	$300
Operating lease from discontinued operations – expense	—	30	—	91
Operating lease – included in operating cash flow	117	113	310	301
Operating lease from discontinued operations – included in operating cash flow	—	33	—	97

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years)	2.8	3.6
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of September 30, 2024 were as follows (in thousands):

2024	$117
2025	439
2026	444
2027	290
Total future minimum lease payments	1,290
Less: Imputed interest	(79)
Total	$1,211

Reported as:
Operating lease liability	$390
Operating lease liability – non-current	821
Total	$1,211

NOTE 9. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 10, “Convertible Notes”; 11, “Common Stock Warrants” and 12, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

2024 Public Offering

On July 26, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co., Inc., as the sole underwriter (the “Underwriter”), relating to the issuance and sale in a public offering (the “2024 Public Offering”) of: (i) 1,158,566 shares of common stock and 2,041,814 pre-funded warrants, in lieu of shares of common stock (the “July 2024 Pre-Funded Warrants”), (ii) 3,200,380 Series F-1 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-1 Warrants”), (iii) 3,200,380 Series F-2 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-2 Warrants”) and (iv) 3,200,380 Series F-3 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-3 Warrants”, and together with the Series F-1 Warrants and Series F-2 Warrants, the “July 2024 Warrants”).

The Series F-1 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the five-year anniversary of the date of issuance. The Series F-2 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the six-month anniversary of the date of issuance. The Series F-3 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the one-year anniversary of the date of issuance. The July 2024 Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.01 per share and could be exercised at any time until the July 2024 Pre-Funded Warrants were exercised in full. As of September 30, 2024, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

The July 2024 Warrants include a down round feature adjustment where the exercise price was automatically reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the volume weighted average prices for the five (5) trading days immediately preceding the date that is sixty calendar days after issuance of the July 2024 Warrants as applicable. Such down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $0.66.

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

In addition, the Company granted the Underwriter a 45-day option to purchase up to 477,272 additional shares of common stock and/or 477,272 Series F-1 Warrants to purchase up to 477,272 shares of common stock, 477,272 Series F-2 Warrants to purchase up to 477,272 shares of common stock and 477,272 Series F-3 Warrants to purchase up to 477,272 shares of common stock, or any combination thereof, as determined by the Underwriter, at the public offering price, less underwriting discounts and commissions, in each case solely to cover over-allotments, if any.

The Underwriter partially exercised this option on July 26, 2024, for (i) 336,832 shares of common stock, (ii) 336,832 Series F-1 Warrants to purchase up to 336,832 shares of common stock, (iii) 336,832 Series F-2 Warrants to purchase up to 336,832 shares of common stock and (iv) 336,832 Series F-3 Warrants to purchase up to 336,832 shares of common stock.

The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million, without taking into account any underwriting discounts and commissions. A portion of the proceeds were used towards repaying the Secured Convertible Notes, which were repaid in full during the third quarter of 2024.

2024 Warrant Reprice Transaction

In June 2024, the Company entered into a warrant reprice transaction (the “2024 Warrant Reprice Transaction”) with certain existing holders of (i) warrants issued in September 2022 to purchase common stock, (ii) Series A-1 warrants issued in November 2022 to purchase common stock, (iii) Series B-1 Warrants issued in May 2023 to purchase common stock, and (iv) Series B-2 Warrants issued in May 2023 to purchase common stock (collectively (i) through (iv), the “Existing Warrants”). The participants agreed to exercise a portion of their Existing Warrants at a reduced exercise price of $2.50. Existing Warrants were exercised for an aggregate of 90,381 shares of common stock, resulting in gross proceeds of approximately $0.2 million.

The Company also issued participants in the 2024 Warrant Reprice Transaction a new June 2024 Warrant to purchase a number of shares of common stock equal to 100% of the shares of common stock exercised. The June 2024 Warrants are substantially similar to the Existing Warrants, except that the June 2024 Warrants will (i) be initially exercisable on the six-month anniversary of the date of issuance; (ii) have an exercise price of $2.57; and (iii) have a term of five (5) years and six (6) months from the date of the closing of the 2024 Warrant Reprice Transaction.

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” during the nine months ended September 30, 2024.

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

The Company issued, based on the secured parties’ elections, (i) a March 2024 Warrant to a secured party that is exercisable for an aggregate of 1,000,000 shares of common stock (28,572 shares post-Reverse Stock Split) and (ii) Unsecured Convertible Notes to four secured parties that have an aggregate principal amount of $525 thousand or will be convertible into an aggregate of 3,750,000 shares of common stock (107,146 shares post-Reverse Stock Split).

The Company incurred total issuance costs of $130 thousand in conjunction with the 2024 Subsidiary Guarantee Termination. The Company allocated $19 thousand of the issuance costs to the Unsecured Convertible Notes which was recorded as a discount in the Company’s condensed consolidated balance sheets. The remaining $111 thousand was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s unaudited condensed consolidated statements of operations, during the nine months ended September 30, 2024.

2023 Warrant Reprice Transaction

In December 2023, the Company entered into a warrant reprice transaction (the “2023 Warrant Reprice Transaction”) whereby the price terms of certain May 2023 Warrants exercisable for 2,528,848 shares of common stock (72,256 shares post-Reverse Stock Split) were amended and exercised. The price of the amended and exercised May 2023 Warrants was reduced from $1.30 ($45.50 post-Reverse Stock Split) to $0.25 ($8.75 post-Reverse Stock Split). The Company also issued to participants in the 2023 Warrant Reprice Transaction, the December 2023 Warrants exercisable for 2,528,848 shares of common stock (72,256 shares post-Reverse Stock Split).

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

2023 Private Placement

In May 2023, the Company closed a private placement (the “2023 Private Placement”) with existing accredited institutional investors of the Company that provided for the issuance and sale of $3.3 million aggregate principal amount of the Secured Convertible Notes and the May 2023 Warrants exercisable for up to 5,076,928 shares of common stock (145,056 shares post-Reverse Stock Split).

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

Unsecured Convertible Notes

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

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $0.14 per share ($4.90 per share post-Reverse Stock Split) at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance and as of September 30, 2024, the Unsecured Convertible Notes were convertible for up to 3,750,000 shares of common stock (107,146 shares post-Reverse Stock Split).

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

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. During both the three and nine months ended September 30, 2024, the effective interest rate on the Unsecured Convertible Notes was 144%. During the three and nine months ended September 30, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $20 thousand and $35 thousand, respectively, which was included in other expense, net in the unaudited condensed consolidated statements of operations.

Secured Convertible Notes

In May 2023, the Company issued $3.3 million aggregate principal amount Original Issue Discount Senior Secured Convertible Debentures (the “Secured Convertible Notes”) in conjunction with the 2023 Private Placement (see Note 9, “Financing Activities”). The Secured Convertible Notes were issued with a $300 thousand original issue discount. The Secured Convertible Notes were originally due November 1, 2024 and were repaid in full during the third quarter of 2024 from the proceeds of the 2024  Public Offering. The Company paid $13 thousand more than the carrying amount of the Secured Convertible Notes, resulting in a loss on extinguishment that was expensed as “Extinguishment of Secured Convertible Notes” in the unaudited condensed consolidated statements of operations. Upon full repayment, the Company was released from any further obligations under the Secured Convertible Notes with the lenders.

Prior to being paid off, the Secured Convertible Notes could be converted or redeemed for a conversion price equal to $1.30 per share ($45.50 per share post-Reverse Stock Split) at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance, the Secured Convertible Notes were convertible for up to 2,538,464 shares of common stock (72,528 shares post-Reverse Stock Split).

Beginning June 1, 2023, the Company was required to start making a monthly redemption of 1/18th of the original principal amount of the Secured Convertible Notes. Each monthly redemption reduced the outstanding principle of the Secured Convertible Note by $183 thousand and could be made in cash or, under limiting conditions, in stock at the election of the Company. Monthly redemption in cash required a total payment of $193 thousand. Monthly redemption in stock required the issuance of shares equal to $193 thousand divided by the lower of (i) $45.50 or (ii) 90% of the Company’s common stock’s average volume-weighted average price over 10 trading days prior to the redemption. The conditions allowing for redemption in stock were not met and the Company made all monthly redemption payments in cash.

The Secured Convertible Notes also provided for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes were outstanding. In connection with the 2023 Warrant Reprice Transaction (see Note 12, “Stockholders’ Equity”), the Company made such a payment totaling $126 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Warrant Reprice Transaction (see Note 12, “Stockholders’ Equity”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Public Offering (see Note 12, “Stockholders’ Equity”), the Company repaid the remaining balance of the Secured Convertible Notes with a payment totaling $433 thousand in cash.

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

The lender’s subsequent financing redemption option and certain events of default also represented embedded call options and the Company’s monthly share redemption option represented an embedded put option. The fair value of these options was determined to be immaterial upon issuance and at each subsequent reporting date.

The Company allocated $1.2 million of gross proceeds from the 2023 Private Placement to the Secured Convertible Notes.

The difference between the $1.2 million allocated to the Secured Convertible Notes and the $3.3 million aggregate principal amount represented discounts for the portion of proceeds allocated to the embedded derivative liability and the May 2023 Warrants (See Note 11, “Common Stock Warrants”) as well as the $0.3 million original issue discount. The Company also allocated $0.3 million of debt issuance costs to the Secured Convertible Notes.

The discounts and debt issuance costs were amortized to interest expense using the effective interest rate method over the term of the Secured Convertible Notes. The effective interest rate on the Secured Convertible Notes was 173%. During the three and nine months ended September 30, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $12 thousand and $0.8 million, respectively, which was included in other expense, net in the unaudited condensed consolidated statements of operations.

NOTE 11. COMMON STOCK WARRANTS

See Notes 2, “Summary of Significant Accounting Policies”; 3, “Fair Value Measurements”; 9, “Financing Activities”; and 12, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

July 2024 Pre-Funded Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued 2,041,814 pre-funded warrants (in lieu of shares of common stock (see additional discussion in Note 9, “Financing Activities”). The July 2024 Pre-Funded Warrants were classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, were immediately exercisable, did not embody an obligation for us to repurchase our shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise.

As of September 30, 2024, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

July 2024 Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued new common stock purchase warrants (collectively the “July 2024 Warrants”).

●	July 2024 Series F-1 Warrants exercisable for 3,537,212 shares of common stock for an initial exercise price of $1.10 per share through July 30, 2029 (“July 2024 Series F-1 Warrants”); and
●	July 2024 Series F-2 Warrants exercisable for 3,537,212 shares of common stock for an initial exercise price of $1.10 per share through January 29, 2025 (“July 2024 Series F-2 Warrants”); and
●	July 2024 Series F-3 Warrants exercisable for 3,537,212 shares of common stock for an initial exercise price of $1.10 per share through July 29, 2025 (“July 2024 Series F-3 Warrants”).

The July 2024 Warrants down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $0.66. As a result of the reduced exercise price, a deemed dividend of $1.0 million was recognized in accordance with a Black Scholes valuation model. See Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions”.

June 2024 Warrants

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “June 2024 Warrants”) exercisable for 90,381 shares of common stock for $2.57 per share through December 17, 2029.

March 2024 Warrant

In March 2024, the Company executed the First Amendment and Subsidiary Guarantee Consent as part of the 2024 Subsidiary Guarantee Termination with holders of the Secured Convertible Notes (see Note 10, “Convertible Notes”) in order to close the DERMAdoctor Divestiture (see additional discussion in Note 9, “Financing Activities” and Note 18, “Divestiture and Discontinued Operations”). In exchange for the consent of each holder, the option, at the holder’s election, to receive upon the closing of the DERMAdoctor sale either, a new common stock warrant (the “March 2024 Warrant”), or a new unsecured convertible note (see additional discussion in Note 18, “Divestiture and Discontinued Operations”). One holder elected the option to receive a March 2024 Warrant exercisable for 1,000,000 shares of common stock (28,572 shares post-Reverse Stock Split) for $0.14 per share ($4.90 per share post-Reverse Stock Split).

The March 2024 Warrant was initially classified as a liability from the date of issuance until Company stockholder approval on May 28, 2024, at which time it was reclassified to equity.

December 2023 Warrants

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “December 2023 Warrants”) exercisable for 2,528,848 shares of common stock (72,256 shares post-Reverse Stock Split) for $0.25 per share ($8.75 per share post-Reverse Stock Split) through June 21, 2029.

The December 2023 Warrants were initially classified as liabilities from the date of issuance until Company stockholder approval was received on May 28, 2024, at which time it was reclassified to equity.

May 2023 Warrants

In May 2023, in conjunction with the 2023 Private Placement, the Company issued the following new common stock purchase warrants (collectively, the “May 2023 Warrants”):

●

May 2023 Series B-1 Warrants exercisable for 2,538,464 shares of common stock (72,528 shares post-Reverse Stock Split) for an initial exercise price of $1.30 per share ($45.50 per share post-Reverse Stock Split) through June 9, 2028 (“May 2023 B-1 Warrants”); and

●

May 2023 Series B-2 Warrants exercisable for 2,538,464 shares of common stock (72,528 shares post-Reverse Stock Split) for an initial exercise price of $1.30 per share ($45.50 per share post-Reverse Stock Split) through June 9, 2025 (“May 2023 B-2 Warrants”).

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $0.25 ($8.75 post-Reverse Stock Split). Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $1.30 ($45.50 post-Reverse Stock Split)):

●	May 2023 B-1 Warrants exercisable for 634,616 shares of common stock (18,132 shares of post-Reverse Stock Split); and
●	May 2023 B-2 Warrants exercisable for 1,894,232 shares of common stock (54,120 shares post-Reverse Stock Split).

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

November 2022 Warrants

In November 2022, in conjunction with the 2022 Private Placement, the Company issued the following common stock purchase warrants (collectively, the “November 2022 Warrants”):

●

November 2022 Series A-1 Warrants exercisable for 515,876 shares of common stock (14,741 shares post-Reverse Stock Split) for an initial exercise price of $6.30 per share ($220.50 per share post-Reverse Stock Split) through November 20, 2028 (“November 2022 A-1 Warrants”); and

●

November 2022 Series A-2 Warrants exercisable for 515,876 shares of common stock (14,741 shares post-Reverse Stock Split) for an initial exercise price of $6.30 per share ($220.50 per share post-Reverse Stock Split) through May 20, 2024 (“November 2022 A-2 Warrants”).

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2022 Warrants to reduce their exercise prices from $6.30 ($220.50 post-Reverse Stock Split) to $1.50 ($52.50 post-Reverse Stock Split) as follows:

●	November 2022 A-1 Warrants exercisable for 436,510 shares of common stock (12,473 shares post-Reverse Stock Split); and
●	November 2022 A-2 Warrants exercisable for 436,510 shares of common stock (12,473 shares post-Reverse Stock Split).

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

September 2022 Warrants

In September 2022, in conjunction with the warrant reprice transaction (the “2022 Warrant Reprice Transaction”), the Company issued new common stock purchase warrants (the “September 2022 Warrants”) exercisable for 327,860 shares of common stock (9,371 shares post-Reverse Stock Split) for an initial exercise price of $6.30 per share ($220.50 per share post-Reverse Stock Split) through September 11, 2028.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain September 2022 Warrants exercisable for 238,574 shares of common stock (6,819 shares post-Reverse Stock Split) to reduce their exercise prices from $6.30 ($220.50 post-Reverse Stock Split) to $1.50 ($52.50 post-Reverse Stock Split).

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

November 2021 Warrants

In November 2021, in conjunction with a private placement transaction, the Company issued new common stock purchase warrants (the “November 2021 Warrants”) exercisable for 1,071,434 shares of common stock (30,616 shares post-Reverse Stock Split) for an initial exercise price of $18.55 per share ($649.25 per share post-Reverse Stock Split) through March 9, 2023.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended all November 2021 Warrants to reduce their exercise prices from $18.55 ($649.25 post-Reverse Stock Split) to $6.30 ($220.50 post-Reverse Stock Split) and extend their termination date to September 11, 2028. Immediately after amendment, November 2021 Warrants were exercised for 7,654 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2021 Warrants exercisable for 535,716 shares of common stock (15,308 shares post-Reverse Stock Split) to reduce their exercise prices from $6.30 ($220.50 post-Reverse Stock Split) to $1.50 ($52.50 post-Reverse Stock Split).

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the November 2021 Warrants of $1.5 million and $0.1 million, respectively.

July 2020 Warrants

In July 2020, in conjunction with a private placement transaction, the Company issued new common stock purchase warrants (the “July 2020 Warrants”) exercisable for 197,105 shares of common stock (5,635 shares post-Reverse Stock Split) for an initial exercise price of $57.75 per share ($2,021.25 per share post-Reverse Stock Split) through January 22, 2026.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants exercisable for 137,145 shares of common stock (3,921 shares post-Reverse Stock Split) to reduce their exercise prices from $57.75 ($2,021.25 post-Reverse Stock Split) to $6.30 ($220.50 post-Reverse Stock Split). Immediately after amendment, July 2020 Warrants were exercised for 60,000 shares of common stock (1,715 shares post-Reverse Stock Split).

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain July 2020 Warrants exercisable for 77,145 shares of common stock (2,206 shares post-Reverse Stock Split) to reduce their exercise prices from $6.30 ($220.50 post-Reverse Stock Split) to $1.50 ($52.50 post-Reverse Stock Split).

For the amendments in September 2022 and May 2023, the Company recognized a loss on modification of common stock warrants related to the July 2020 Warrants of $0.4 million and $9 thousand, respectively.

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding at September 30, 2024 and 2023 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	65,886	$269.54
Warrants granted	145,056	$45.50
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding at September 30, 2023	210,942	$76.23

Outstanding at December 31, 2023	210,946	$50.96
Warrants granted	10,730,589	$0.69
Pre-funded Warrants granted	2,041,814	$0.01
Warrants exercised	(90,381)	$2.50
Pre-funded Warrants exercised	(2,041,814)	$0.01
Warrants expired	(14,879)	$88.87
Outstanding at September 30, 2024	10,836,275	$1.41

Common stock warrants outstanding as of September 30, 2024 were as follows:

Series	Exercise Price*	Expiration Date	Warrants*
July 2020 Warrants	$2,021.25	January 22, 2026	1,714
July 2020 Warrants	$52.50	January 22, 2026	2,206
TLF Warrants	$822.96	January 15, 2026	13
November 2021 Warrants	$220.50	September 11, 2028	7,654
November 2021 Warrants	$52.50	September 11, 2028	15,308
September 2022 Warrants	$220.50	September 11, 2028	2,552
September 2022 Warrants	$52.50	September 11, 2028	1,715
November 2022 A-1 Warrants	$220.50	November 20, 2028	2,268
December 2023 Warrants	$8.75	June 21, 2029	72,256
March 2024 Warrant	$4.90	March 24, 2029	28,572
June 2024 Warrants	$2.57	December 17, 2029	90,381
July 2024 F-1 Warrants	$0.66	July 30, 2029	3,537,212
July 2024 F-2 Warrants	$0.66	January 29, 2025	3,537,212
July 2024 F-3 Warrants	$0.66	July 29, 2025	3,537,212
Outstanding at September 30, 2024			10,836,275

*	After giving retroactive effect to the 1-for-35 Reverse Stock Split that became effective May 30, 2024.

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands). See additional information per Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Models and Assumptions.”

Warrant liabilities as of December 31, 2023	$334
Decrease in fair value of December 2023 Warrant liability during period	(122)
Fair value of March 2024 Warrant upon issuance	92
Increase in fair value of March 2024 Warrant liability during period	8
Reclassification of December 2023 Warrant liability to equity during period	(212)
Reclassification of March 2024 Warrant liability to equity during period	(100)
Warrant liabilities as of September 30, 2024	$—

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board.

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

Preferred Stock

There were two series of preferred stock of the Company outstanding during the three and nine months ended September 30, 2024 and 2023 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are nearly identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. Until the expiration of such term (as described in more detail below), the Preferred Stock had anti-dilution protection (the “Ratchet”) in the event that the Company sold or granted any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. As of September 30, 2024 and 2023, 131 and 6,150 shares of Series B Preferred Stock remained outstanding, respectively. As of September 30, 2024 and 2023, outstanding shares of Series B Preferred Stock were convertible into 527,275 shares of common stock (15,065 shares post-Reverse Stock Split) and 4,735,500 shares of common stock (135,300 shares post-Reverse Stock Split) at a conversion price of $0.25 ($8.75 post-Reverse Stock Split) and $1.30 ($45.50 post-Reverse Stock Split), respectively.

In accordance with the Ratchet, the Series B Preferred Stock conversion price was reduced as follows (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●

In September 2022, from $14.00 ($490.00 post-Reverse Stock Split) to $6.30 ($220.50 post-Reverse Stock Split), as a result of the 2022 Warrant Reprice Transaction, resulting in a $5.7 million deemed dividend.

●	In April 2023, from $6.30 ($220.50 post-Reverse Stock Split) to $1.30 ($45.50 post-Reverse Stock Split), as a result of the 2023 Private Placement, resulting in a $1.8 million deemed dividend.
●	In December 2023, from $1.30 ($45.50 post-Reverse Stock Split) to $0.25 ($8.75 post-Reverse Stock Split), as a result of the 2023 Warrant Reprice Transaction, resulting in a $4.5 million deemed dividend.

On January 29, 2024, the Ratchet of the Series B Preferred Stock expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted into common stock. The Series B Preferred Stock conversion price will remain at $0.25 ($8.75 post-Reverse Stock Split) until all remaining Series B Preferred Stock has been converted.

Series C Preferred Stock

The Company issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with the 2022 Private Placement (see Note 9, “Financing Activities”). As of September 30, 2024 and 2023, zero and 1,097 shares of Series C Preferred Stock remained outstanding, respectively. As of September 30, 2023, outstanding shares of Series C Preferred Stock were convertible into 844,690 shares of common stock (24,134 shares post-Reverse Stock Split) at a conversion price of $1.30 ($45.50 post-Reverse Stock Split).

In accordance with the Ratchet, the Series C Preferred Stock conversion price was reduced as follows (see also Notes 2, “Summary of Significant Accounting Policies” and 3, “Fair Value Measurements”):

●	In April 2023, from $6.30 ($220.50 post-Reverse Stock Split) to $1.30 ($45.50 post-Reverse Stock Split), as a result of the 2023 Private Placement, resulting in a $194 thousand deemed dividend.
●

In December 2023, from $1.30 ($45.50 post-Reverse Stock Split) to $0.25 ($8.75 post-Reverse Stock Split), as a result of the 2023 Warrant Reprice Transaction, resulting in a $0.5 million deemed dividend.

●

In March 2024, from $0.25 ($8.75 post-Reverse Stock Split) to $0.14 ($4.90 post-Reverse Stock Split), as a result of the 2024 First Amendment and the Subsidiary Guarantee Consent, resulting in a $0.4 million deemed dividend.

On March 27, 2024, the Ratchet of the Series C Preferred Stock expired with no further impact because greater than 75% of the originally issued 3,250 Series C Preferred Stock had been converted into common stock.

Common Stock

See Note 9, “Financing Activities” and Note 11, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the three and nine months ended September 30, 2024 and 2023.

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the granting of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares (1,892 shares post-Reverse Stock Split) of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. On June 21, 2024, the number of shares available for future awards under the 2017 Plan was increased by 12,219 shares. As of September 30, 2024, there were 13,650 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2023, and activity during the nine months ended September 30, 2024:

(in thousands, except years and per share data)	Awards*	Weighted- Average Exercise Price*	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4	$1,145.87	7.3	$1
Restricted stock units granted	5	$—
Options forfeited/cancelled	(2)	$535.07
Outstanding at September 30, 2024	7	$470.76	8.5	$4

Vested and expected to vest at September 30, 2024	7	$474.75	8.5	$4

Vested and exercisable at September 30, 2024	1	$2,122.83	4.7	$—

*	After giving retroactive effect to the 1-for-35 Reverse Stock Split that became effective May 30, 2024.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2024 for options that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, total unrecognized compensation cost related to unvested stock options and restricted stock units was approximately $0.1 million. This amount is expected to be recognized as stock-based compensation expense in the Company’s unaudited condensed consolidated statements of operations over the remaining weighted average vesting period of 1.3 years.

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

During the nine months ended September 30, 2024 and 2023, the Company granted options to employees and directors to purchase an aggregate of zero and 6,150 shares of common stock (177 shares post-Reverse Stock Split), respectively.

The weighted-average assumptions used in determining the value of options were as follows:

Assumption	For the Nine Months Ended September 30, 2023
Expected price volatility	152.99%
Expected term (in years)	6.81
Risk-free interest rate	3.47%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$58.57

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

During the nine months ended September 30, 2024, the Company granted 5,148 shares of restricted stock to employees and directors. During the nine months ended September 30, 2023, the Company granted 5,148 shares of restricted stock (150 shares post-Reverse Stock Split) to employees and directors.

For the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $22 thousand and $59 thousand, respectively, for option awards to employees and directors. For the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $124 thousand and $194 thousand, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three and nine months ended September 30, 2024, the Company did not grant options to non-employees in exchange for advisory and consulting services. During the three and nine months ended September 30, 2023, the Company granted 36,000 options (1,032 options post-Reverse Stock Split) to non-employees. These options were cancelled in June 2024.

The Company did not grant restricted stock to non-employees during the three and nine months ended September 30, 2024 and 2023.

For the three and nine months ended September 30, 2024 the Company recognized stock-based compensation expense of zero and $13 thousand, respectively, as it relates to non-employees. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $3 thousand and $7 thousand, respectively, as it relates to non-employees.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3	$5	$12	$16
Sales and marketing	8	18	48	49
General and administrative	11	39	77	136
Total stock-based compensation expense	$22	$62	$137	$201

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

Product Sales Discounts and Allowances

The following table presents activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the nine months ended September 30, 2024 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2023	$913	$12	$21	$946
Less discontinued operations	(218)	—	—	(218)
Continuing operations balance at December 31, 2023	695	12	21	728
Provision related to sales made in:
Current period	39	36	77	152
Payments and customer credits issued	(14)	(36)	(79)	(129)
Balance at September 30, 2024	$720	$12	$19	$751

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company has also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During the three months ended September 30, 2024 and 2023, the Company earned $153 thousand and $232 thousand, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements. During the nine months ended September 30, 2024 and 2023, the Company earned $385 thousand and $519 thousand, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.8 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. The contract liability is included in accrued liabilities in the condensed consolidated balance sheets.

Over-the-Counter Sales of Avenova Spray

Avenova Spray is offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the three months ended September 30, 2024 and 2023, the revenue generated from Avenova Spray in these channels was $1.8 million and $1.6 million, respectively. During the nine months ended September 30, 2024 and 2023, the revenue generated from Avenova Spray in these channels was $5.4 million and $4.5 million, respectively.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $24 thousand to the 401(k) plan from continuing operations in each of the three months ended September 30, 2024 and 2023. The Company contributed $73 thousand and $70 thousand to the 401(k) plan from continuing operations in the nine months ended September 30, 2024 and 2023, respectively. The Company contributed $8 thousand and $25 thousand to the 401(k) plan from discontinued operations in the three and nine months ended September 30, 2023, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Chongqing Pioneer Pharma Holdings Limited:
Revenue	$—	$—	$—	$1,043
Cost of goods sold	—	28	—	923

NOTE 17. SEGMENT REPORTING

The Company operates as one reportable segment, Eyecare and Wound Care, which is described in further detail below. This is based on the objectives of the business and how our chief operating decision maker (“CODM”), the President and Chief Executive Officer, monitors operating performance and allocates resources.

Change in Reportable Segments

The Company previously operated in principally two reportable segments, (1) Eyecare and Wound Care and (2) Skincare. During the nine months ended September 30, 2024, in connection with the previously announced strategic shift and upon the DERMAdoctor Divestiture, the Company has ceased to operate the Skincare segment. As a result, the Company changed the level of detail at which our CODM regularly reviews and manages the businesses, resulting in a change to our reportable segments.

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the unaudited condensed consolidated statements of operations. The results of DERMAdoctor’s operations for the nine months ended September 30, 2024 and 2023 have been reflected as discontinued operations in the unaudited condensed consolidated statements of operations and consist of the following (in thousands):

	Nine Months Ended
	2024	2023
Sales:
Product revenue, net	$717	$2,645
Total sales, net	717	2,645

Cost of goods sold	493	1,566
Gross profit	224	1,079
Operating expenses
Research and development	2	28
Sales and marketing	292	1,413
General and administrative	48	749
Total operating expenses	342	2,190
Operating loss	(118)	(1,111)

Other expense, net	(6)	5

Net loss from discontinued operations	$(124)	$(1,106)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the unaudited condensed consolidated statements of cash flows. The results of DERMAdoctor for the nine months ended September 30, 2024 and 2023 have been reflected as discontinued operations in the unaudited condensed consolidated statements of cash flows and consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net loss from discontinued operations	$(124)	$(1,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	114
Non-cash right-of-use amortization	—	83
Changes in operating assets and liabilities:
Accounts receivable	(262)	144
Inventory	183	139
Prepaid expenses and other current assets	(4)	146
Other assets	15	(8)
Accounts payable and accrued liabilities	63	299
Operating lease liabilities	(31)	(89)
Net cash used in operating activities, discontinued operations	(160)	(278)

Investing activities:
Cash transferred to New Age Investments, LLC	(46)	—
Purchases of property and equipment	—	(1)
Net cash used in investing activities, discontinued operations	(46)	(1)

Net decrease in cash and cash equivalents, discontinued operations	$(206)	$(279)

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements.

Asset Sale Transaction--Amendment to Asset Purchase Agreement and Bridge Loan

On November 5, 2024, the Company and PRN entered into the APA Amendment to the Original Purchase Agreement. The Purchase Agreement, consistent with the Original Purchase Agreement, continues to provide for the sale of the Avenova Assets to PRN, subject to meeting certain closing conditions including receiving stockholder approval of the Asset Sale Transaction. The APA Amendment provides for the Revised PRN Transaction Terms, including the following primary revisions to the Original Purchase Agreement: (i) an increase in the base purchase price to $11.5 million from $9.5 million; (ii) the removal of debt financing contingencies and related PRN representations, while adding a new PRN representation that it has sufficient funding for the $11.5 million purchase price; (iii) PRN providing the Company with the Bridge Loan; and (iv) PRN providing the  Company with the Equity Commitment Letter.

On November 5, 2024, the Company also entered into the Bridge Loan that provides for the Company receiving a secured loan of up to $1.0 million from PRN as lender that will be funded in two tranches of $0.5 million each upon the Company providing written notice to PRN on or after November 22, 2024 and on or after December 6, 2024. The amounts borrowed under the Bridge Loan are required to be used for working capital purposes, will bear interest at a rate of 10% per annum and be secured by all of the Company’s assets as collateral. The Bridge Loan is a short term secured loan that is to be repaid upon the earlier of the closing of the Asset Sale Transaction (to be repaid from the purchase price), immediately upon termination of the Purchase Agreement or February 28, 2025. If any Event of Default (as defined in the Bridge Loan) occurs, the outstanding principal amount of the Bridge Loan, plus any accrued and unpaid interest, shall become immediately due and payable with the interest rate on the outstanding principal amount of the Bridge Loan increasing to 12% per annum.

For more information regarding the Asset Sale Transaction (including the Revised PRN Transaction Terms, the APA Amendment and the Bridge Loan) and the Dissolution, please see the Company’s Current Reports on Form 8-K filed with the SEC on September 20, 2024, October 29, 2024 and November 6, 2024 and the Special Meeting Proxy Statement and related supplements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024, as amended on March 29, 2024 (the “2023 Annual Report”). Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of many factors, including those set forth under the section entitled “Risk Factors” of this report, our 2023 Annual Report and our Special Meeting Proxy Statement (as defined below), as well as in other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

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

Through our former subsidiary DERMAdoctor, LLC (“DERMAdoctor”), the Company offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. On March 25, 2024, we announced the closing of the sale of DERMAdoctor (the “DERMAdoctor Divestiture”). We acquired DERMAdoctor in November 2021 in order to achieve overall revenue growth, cost reductions and profitability. We were unable to achieve those objectives with DERMAdoctor. Therefore, we determined to divest DERMAdoctor and consummate the DERMAdoctor Divestiture, having incurred historical losses including the loss of $124 thousand for the nine months ended September 30, 2024. The DERMAdoctor Divestiture streamlined our business by reducing our cash burn and allowing us to focus on our core business.

Recent Developments

Potential Asset Sale Transaction and Dissolution

On September 19, 2024, the Company entered into an Asset Purchase Agreement (the “Original Purchase Agreement”) with PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company (“PRN”), pursuant to which PRN will acquire the Company’s eyecare products sold under the Avenova brand and the related assets (the “Avenova Assets”) (collectively, the “Asset Sale Transaction”). On November 5, 2024, the Company entered into an amendment to the Original Purchase Agreement (the “APA Amendment,” and together with the Original Purchase Agreement, the “Purchase Agreement”) that provides for, among other terms, an increase in the base purchase price to $11.5 million from $9.5 million and for PRN to provide the Company with a $1.0 million secured promissory note (the “Bridge Loan”). Pursuant to the Purchase Agreement, the Asset Sale Transaction is subject to certain closing conditions, including stockholder approval. Assuming stockholder approval is received and other closing conditions are met, the Company expects to close the Asset Sale Transaction in the fourth quarter of 2024.

The Asset Sale Transaction would constitute substantially all of the Company’s revenue generating and operating assets; however, PRN would not purchase any of the Company’s other products and assets, including those that relate to the Company’s wound care, urology or dermatology businesses. The Board unanimously approved the Asset Sale Transaction and further determined that, if the Asset Sale Transaction is completed, the best opportunity available to optimize value to our stockholders is to wind-up the Company’s affairs and pursue a liquidation and dissolution pursuant to the Plan of Dissolution under Delaware law that may result in distributions to our stockholders of our remaining asset value (the “Dissolution”). If the Asset Sale Transaction and/or the Dissolution are not completed, we will continue our corporate existence and the Board will continue to explore its options to secure immediate funding for ongoing operations due to significantly reduced available capital and liquidity, the strategic alternatives available to the Company including to return capital to stockholders or, to the extent funding or any other viable alternatives are not available, then the Company may need to file for bankruptcy protection or commence a similar state law proceeding.

The Company has called a special meeting of stockholders (the “Special Meeting”) on November 22, 2024 to approve (1) the Asset Sale Transaction and (2) the Dissolution subject to the Board’s discretion to proceed with the Dissolution.

On October 29, 2024, the Company announced that the Board determined that an unsolicited and non-binding acquisition proposal from Refresh Acquisitions BidCo LLC (“Refresh”) to purchase the Avenova Assets (the “Refresh Unsolicited Offer”) was a “Superior Proposal” (as defined in the Purchase Agreement). As a result, the Company notified PRN of the Board’s determination and the Company’s intention to terminate the Purchase Agreement pursuant to its terms, unless the Company received a revised proposal from PRN such that the Board determined the Refresh Unsolicited Offer was no longer a Superior Proposal, all in accordance with the process provided in the Purchase Agreement.

Subsequent to this Board determination, in accordance with the process in the Purchase Agreement, the Company negotiated in good faith with PRN, and, as a result of these negotiations, PRN proposed amending the  terms of the Original Purchase Agreement by entering into the APA Amendment, which provides for the following primary revisions to the Original Purchase Agreement: (i) an increase in the base purchase price to $11.5 million from $9.5 million; (ii) the removal of debt financing contingencies and related PRN representations, while adding a new PRN representation that it has sufficient funding for the $11.5 million purchase price; (iii) PRN providing the Company with the Bridge Loan; and (iv) PRN providing the Company with an equity funding commitment letter (the “Equity Commitment Letter”) from Roundtable Healthcare Partners V, L.P. that provides for up to $13.0 million in financing to be used by PRN’s parent company, Acumen Intermediate Holdings, LLC, and contributed to PRN for payment of the purchase price at the closing of the Asset Sale Transaction (with such updated terms, the “Revised PRN Transaction Terms”). On November 4, 2024, after considering the Revised PRN Transaction Terms, the Board determined that the Refresh Unsolicited Offer was no longer a “Superior Proposal” and that it was advisable and in the best interests of stockholders to enter into the APA Amendment and the Bridge Loan.

On November 5, 2024, the Company entered into the APA Amendment and the Bridge Loan. The Bridge Loan provides for the Company to receive a secured loan of up to $1.0 million from PRN as lender that will be funded in two tranches of $0.5 million each upon the Company providing written notice to PRN on or after November 22, 2024 and on or after December 6, 2024. The amounts borrowed under the Bridge Loan are required to be used for working capital purposes, will bear interest at a rate of 10% per annum and be secured by all of the Company’s assets as collateral. The Bridge Loan is to be repaid upon the earlier of the closing of the Asset Sale Transaction (to be repaid from the purchase price), immediately upon termination of the Purchase Agreement or February 28, 2025. If the Asset Sale Transaction is not consummated, the Purchase Agreement is terminated and the Company is required to repay the full amount borrowed pursuant to the Bridge Loan, the Company may not have the necessary capital resources available at the time to repay the Bridge Loan absent the Company raising additional capital.

For more information regarding the Asset Sale Transaction (including the Revised PRN Transaction Terms, the APA Amendment and the Bridge Loan) and the Dissolution, please see the Company’s Current Reports on Form 8-K filed with the SEC on September 20, 2024, October 29, 2024 and November 6, 2024 and the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 16, 2024 (as may be supplemented, the “Special Meeting Proxy Statement”).

2024 Public Offering

On July 26, 2024, the Company entered into the Underwriting Agreement with Ladenburg, as the sole underwriter, relating to the issuance and sale in a public offering (the “2024 Public Offering”) of: (i) 1,158,566 shares of common stock and 2,041,814 July 2024 Pre-Funded Warrants, in lieu of shares of common stock, (ii) 3,200,380 Series F-1 Warrants, (iii) 3,200,380 Series F-2 Warrants, and (iv) 3,200,380 Series F-3 Warrants. The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million, without taking into account any underwriting discounts and commissions. A portion of the proceeds were used towards repaying the Secured Convertible Notes, which were repaid in full during the third quarter of 2024.

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

On March 24, 2024, the Company and the Secured Parties entered into a First Amendment to the Security Agreement to effect the Security Agreement Amendment, and a Consent and Release to effect the 2024 Subsidiary Guarantee Termination. As consideration for the Secured Parties executing and delivering the First Amendment and the Subsidiary Guarantee Consent, which reduced the collateral available to secure the obligations under the Secured Convertible Notes, the Company provided each Secured Party the option, at the Secured Party’s election, to receive upon the closing of the DERMAdoctor Divestiture either: (i) a new Series D common stock purchase warrant (the “March 2024 Warrant”), or (ii) a new unsecured convertible note convertible into shares of common stock (the “Unsecured Convertible Notes”).  Based on the Secured Parties’ elections and as a result of the closing of the DERMAdoctor Divestiture, the Company issued: (A) a March 2024 Warrant to a Secured Party that is exercisable for an aggregate of 1,000,000 shares of common stock (28,572 shares post-Reverse Stock Split) and (B) Unsecured Convertible Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of common stock (107,146 shares post-Reverse Stock Split).

The Company incurred total issuance costs of $130 thousand in conjunction with the 2024 Subsidiary Guarantee Termination. The Company allocated $19 thousand of the issuance costs to the Unsecured Convertible Notes which was recorded as a discount in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024. The remaining $111 thousand was allocated to the embedded derivative liability and warrant liability and expensed as “Other expense, net” in the Company’s unaudited condensed consolidated statements of operations, during the nine months ended September 30, 2024. For additional information regarding the March 2024 Warrant and the Unsecured Convertible Notes that we issued, see also Notes 9, “Financing Activities”; 10, “Convertible Notes”; 11, “Common Stock Warrants”; and 12, “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Additionally, the Asset Sale Transaction (to the extent completed) may cause the NYSE American to delist our shares of common stock and the Company may not meet NYSE American’s continued listing requirements. To the extent the NYSE American does not delist our shares after completion of the Asset Sale Transaction and the Board determines to effect the Dissolution, the Company plans to request that our common stock stop trading on the NYSE American on the effective date of the Dissolution or as soon thereafter as is reasonably practicable.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue to commercialize our products. Our net losses were $2.2 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. In addition, our net losses were $7.4 million and $7.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $182.2 million, total current assets of $2.3 million and total assets of $3.9 million.

To date, our plan to grow commercial sales of Avenova branded products primarily through an expansion of domestic market penetration of our online channels as well expanded product offerings through partnerships with other eyecare product providers has been unsuccessful. However, in an effort to maximize stockholder value, our Board unanimously determined to pursue the Asset Sale Transaction and the Dissolution, both of which are subject to stockholder approval at the Special Meeting. See “Potential Asset Sale Transaction and Dissolution” above for additional information regarding the Asset Sale Transaction and the Dissolution.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023 (dollars in thousands)

	Three Months Ended September 30,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Sales:
Product revenue, net	$2,424	$2,471	$(47)	(2)%
Other revenue, net	17	10	7	70%
Total sales, net	2,441	2,481	(40)	(2)%

Cost of goods sold	848	819	29	4%
Gross profit	1,593	1,662	(69)	(4)%
Operating expenses
Research and development	4	4	—	0%
Sales and marketing	947	1,263	(316)	(25)%
General and administrative	1,703	1,093	610	56%
Total operating expenses	2,654	2,360	294	12%
Operating loss	(1,061)	(698)	(363)	52%

Accretion of interest and amortization of discounts on convertible notes	(138)	(655)	517	(79)%
Extinguishment of Secured Convertible Notes	(13)	—	(13)	(100)%
Net loss from continuing operations	(1,212)	(1,353)	141	(10)%

Net loss from discontinued operations	—	(404)	404	(100)%
Net loss	$(1,212)	$(1,757)	$545	(31)%

Impact of DERMAdoctor Divestiture

The financial results of DERMAdoctor beginning from January 1, 2024 through the closing of the DERMAdoctor Divestiture on March 25, 2024 in the table above and as set forth in this report have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” for the nine months ended September 30, 2024 (see Note 18, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The discussions below and throughout this section apply only to results from continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, decreased $0.1 million, or 2%, to $2.4 million for the three months ended September 30, 2024, from $2.5 million for the three months ended September 30, 2023.

Revenue from eyecare products, including Avenova Spray, was $2.4 million for both the three months ended September 30, 2024 and September 30, 2023.

Revenue from the Company’s wound care products decreased to a nominal amount for the three months ended September 30, 2024, from $0.1 million for the three months ended September 30, 2023.

Cost of goods sold remained consistent for the three months ended September 30, 2024 and September 30, 2023 at $0.8 million.

Sales and marketing

Sales and marketing expenses decreased $0.4 million, or 25%, to $0.9 million for the three months ended September 30, 2024, from $1.3 million for the three months ended September 30, 2023. The decrease was due primarily to continued digital marketing efficiencies and a decrease in related consulting costs incurred in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

General and administrative

General and administrative expenses increased $0.6 million, or 56%, to $1.7 million for the three months ended September 30, 2024, from $1.1 million for the three months ended September 30, 2023, due primarily to an increase in legal costs related to non-recurring strategic initiatives, including the 2024 Public Offering, the Asset Sale Transaction and the Dissolution, ongoing during the three months ended September 30, 2024.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.1 million for the three months ended September 30, 2024 and $0.7 million for the three months ended September 30, 2023.

Extinguishment of Secured Convertible Notes

Extinguishment of Secured Convertible Notes was $13 thousand for the three months ended September 30, 2024, with no comparable activity for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (dollars in thousands)

	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Sales:
Product revenue, net	$7,435	$8,326	$(891)	(11)%
Other revenue, net	37	28	9	32%
Total sales, net	7,472	8,354	(882)	(11)%

Cost of goods sold	2,493	3,353	(860)	(26)%
Gross profit	4,979	5,001	(22)	* %
Operating expenses
Research and development	32	36	(4)	(11)%
Sales and marketing	3,021	3,674	(653)	(18)%
General and administrative	5,611	4,385	1,226	28%
Loss on divestiture of subsidiary	865	—	865	100%
Total operating expenses	9,529	8,095	1,434	18%
Operating loss	(4,550)	(3,094)	(1,456)	47%

Non-cash gain on changes in fair value of warrant liabilities	114	216	(102)	(47)%
Non-cash (loss) gain on change in fair value of embedded derivative liability	(18)	40	(58)	(145)%
Accretion of interest and amortization of discounts on convertible notes	(871)	(1,156)	285	(25)%
Extinguishment of Secured Convertible Notes	(13)	—	(13)	(100)%
Other expense, net	(549)	(432)	(117)	27%
Net loss from continuing operations	(5,887)	(4,426)	(1,461)	33%

Net loss from discontinued operations	(124)	(1,106)	982	(89%)
Net loss	$(6,011)	$(5,532)	$(479)	9%

*Less than 1%.

Impact of DERMAdoctor Divestiture

The financial results of DERMAdoctor beginning from January 1, 2024 through the closing of the DERMAdoctor Divestiture on March 25, 2024 in the table above and as set forth in this report have been aggregated in the captions entitled “Loss on divestiture of subsidiary” and “Net loss from discontinued operations” for the nine months ended September 30, 2024 (see Note 18, “Divestiture and Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The discussions below and throughout this section apply only to results from continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, decreased $0.9 million, or 11%, to $7.4 million for the nine months ended September 30, 2024, from $8.3 million for the nine months ended September 30, 2023.

Revenue from eyecare products, including Avenova Spray, increased $0.5 million to $7.2 million for the nine months ended September 30, 2024, from $6.7 million for the nine months ended September 30, 2023. The increase was due to an overall increase in Avenova branded products sold through online channels.

Revenue from the Company’s wound care products decreased $1.3 million to $0.3 million for the nine months ended September 30, 2024, from $1.6 million for the nine months ended September 30, 2023. The decrease was due primarily to a large one-time order of the NeutroPhase branded wound care product in the nine months ended September 30, 2023, with no comparable order in the nine months ended September 30, 2024.

Cost of goods sold decreased $0.9 million, or 26%, to $2.5 million for the nine months ended September 30, 2024, from $3.4 million for the nine months ended September 30, 2023. Such decrease was due primarily to the decrease in wound care products (which has lower margins) slightly offset by an increase in eyecare products (which has higher margins) sold during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Sales and marketing

Sales and marketing expenses decreased $0.7 million, or 18%, to $3.0 million for the nine months ended September 30, 2024, from $3.7 million for the nine months ended September 30, 2023. The decrease was due primarily to continued digital advertising efficiencies and a decrease in related consulting costs incurred in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

General and administrative

General and administrative expenses increased $1.2 million, or 28%, to $5.6 million for the nine months ended September 30, 2024, from $4.4 million for the nine months ended September 30, 2023, was due primarily to an increase in legal costs primarily related to non-recurring strategic initiatives, including the DERMAdoctor Divestiture, the 2024 Public Offering, the Asset Sale Transaction and the Dissolution, ongoing during the nine months ended September 30, 2024.

Loss on divestiture of subsidiary

As a result of the closing of the DERMAdoctor Divestiture on March 25, 2024, we incurred a loss of $0.9 million for the nine months ended September 30, 2024 with no comparable activity for the nine months ended September 30, 2023. For additional information regarding the loss on divestiture of this subsidiary, please see Note 18, “Divestiture and Discontinued Operations”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash gain on change in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $114 thousand for the nine months ended September 30, 2024 and $216 thousand for the nine months ended September 30, 2023. The warrant liabilities for the December 2023 Warrants and the March 2024 Warrant were reclassified to equity during the nine months ended September 30, 2024, and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding warrant liabilities and their valuation, please see Note 11, “Common Stock Warrants”, in the Notes to Unaudited Condensed Consolidated Financial Statements, in Part I, Item 1 of this report.

Non-cash (loss) gain on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $18 thousand for the nine months ended September 30, 2024 and gain of $40 thousand for the nine months ended September 30, 2023. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements”.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.9 million for the nine months ended September 30, 2024 and $1.2 million for the nine months ended September 30, 2023.

Extinguishment of Secured Convertible Notes

Extinguishment of Secured Convertible Notes was $13 thousand for the nine months ended September 30, 2024, with no comparable activity for the nine months ended September 30, 2023.

Other expense, net

Other expense, net was $0.5 million for the nine months ended September 30, 2024 and $0.4 million for the nine months ended September 30, 2023. Expenses were related primarily to separate and unrelated financing events recorded during the respective periods.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents were $0.8 million, compared to $2.9 million as of December 31, 2023. Our cash and cash equivalents as of September 30, 2024 includes $2.9 million of net proceeds from the 2024 Public Offering, $0.2 million of net proceeds from the 2024 Warrant Reprice Transaction and $1.1 million of net proceeds from the DERMAdoctor Divestiture. Our cash and cash equivalents as of December 31, 2023 includes $0.6 million of net proceeds from the 2023 Warrant Reprice Transaction and $2.8 million of net proceeds from the 2023 Private Placement (both as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Under the terms of the Secured Convertible Notes issued in the 2023 Private Placement, we were required to make a monthly redemption of the principal amount of the Secured Convertible Notes (“Monthly Redemption”) over an 18-month period, which began on June 1, 2023 in an amount equal to $193 thousand per month, unless such Monthly Redemption is eligible under the terms of the Secured Convertible Notes to instead be settled through the issuance of our common stock. We paid the Monthly Redemption in cash every month until the Secured Convertible Notes were repaid in full during the third quarter of 2024.

On March 25, 2024, the Company issued Unsecured Convertible Notes to four (4) Secured Parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 3,750,000 shares of common stock (107,146 shares post-Reverse Stock Split). The principal amount of the Unsecured Convertible Notes does not accrue interest and is payable to the Secured Parties upon maturity in March 2026, unless earlier converted into common stock. For additional information regarding the 2023 Private Placement, the Secured Convertible Notes and the Unsecured Convertible Notes, see Note 9 “Financing Activities, Note 10 “Convertible Notes,” and Note 12 “Stockholders’ Equity” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

On September 16, 2024, the Board unanimously approved the Asset Sale Transaction and Dissolution, both of which are subject to the approval of the Company’s stockholders. On November 5, 2024, the Company entered into the APA Amendment that provides for, among other terms, an increase in the base purchase price to $11.5 million from $9.5 million and for PRN to provide the Company with the Bridge Loan. The Bridge Loan provides for the Company to receive funding in two tranches of $0.5 million each upon the Company providing written notice to PRN on or after November 22, 2024 and on or after December 6, 2024. The amounts borrowed under the Bridge Loan are required to be used by the Company for working capital purposes, will bear interest at a rate of 10% per annum and be secured by all of the Company’s assets as collateral. The Bridge Loan is a short term secured loan which is to be repaid upon the earlier of the closing of the Asset Sale Transaction (to be repaid from the purchase price), immediately upon termination of the Purchase Agreement or February 28, 2025. The Company is holding the Special Meeting on November 22, 2024 to obtain stockholder approval of the Asset Sale Transaction and the Dissolution, pursuant to the Special Meeting Proxy Statement.

Based primarily on the funds available on September 30, 2024, the Company believes that the Company’s existing cash and cash equivalents and cash flows generated from product sales will be sufficient to fund its existing operations and meet its planned operating expenses into at least the first quarter of 2025. The Company has sustained operating losses for the majority of its corporate history and expects that its 2024 expenses will exceed its 2024 revenues. Additionally, the Company expects to continue incurring operating losses and negative cash flows. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Additionally, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control that impact the broader economy such as periods of inflation, supply chain issues, global pandemics and international conflicts (e.g., the conflicts between Israel and Hamas, Russia and Ukraine, and China and Taiwan).

To address the Company’s current liquidity and near term capital needs, the Company has and continues to evaluate different plans and strategic transactions to fund operations, including: (1) raising additional capital through debt and equity financings or from other sources; (2) reducing spending on operations, including reducing spending on one or more of its sales and marketing programs or restructuring operations to change its overhead structure; and/or (3) the divestiture of certain business or product lines and related assets such as the Asset Sale Transaction and the DERMAdoctor Divestiture. If the Asset Sale Transaction and/or the Dissolution are not completed, we will continue our corporate existence and the Board will continue to explore its options to secure immediate funding for ongoing operations due to significantly reduced available capital, the strategic and alternatives available to the Company, including returning capital to stockholders or, to the extent any funding or other viable alternatives are not available or there is not sufficient capital remaining at the time to fund operations, then, the Company may need to file for bankruptcy protection or commence a similar state law proceeding. In connection with such strategic options, the Company may issue securities, including common stock, preferred stock, convertible debt securities and warrants through additional private placement transactions or registered public offerings, which may require the filing of a Form S-1 or Form S-3 registration statement with the SEC. While the Company believes that the proceeds from the 2024 Public Offering and the DERMAdoctor Divestiture improved the Company’s liquidity in the first nine months of 2024, there is no assurance that the Company will be successful in completing the Asset Sale Transaction and/or the Dissolution or otherwise executing on alternative capital-raising strategies at levels necessary to address the Company’s ongoing and future cash flow and liquidity needs. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to its ability to continue as a going concern. If the Company’s stockholders approve the Dissolution, the Company would consider liquidation to be imminent and apply liquidation basis of accounting pursuant to U.S. GAAP.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $4.2 million for the nine months ended September 30, 2024, which consisted primarily of a net loss from continuing operations of $6.0 million, adjusted by depreciation and amortization expenses of $32 thousand, stock-based compensation expenses related to employee and director stock awards of $0.1 million, non-cash loss on divestiture of $0.9 million, non-cash expense for consent of Secured Convertible Note holders of $0.4 million, non-cash loss on modifications of warrants of $69 thousand, non-cash gain on changes in fair value of warrant liabilities of $0.1 million, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash right-of-use amortization of $0.3 million, accretion of interest and amortization of debt discounts on convertibles notes of $0.9 million, and a net decrease of $0.8 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $3.5 million for the nine months ended September 30, 2023, which consisted primarily of a net loss from continuing operations of $5.5 million, adjusted by depreciation and amortization expenses of $39 thousand, stock-based compensation expenses of $0.2 million, non-cash loss on modifications of warrants of $0.3 million, non-cash gain on changes in fair value of warrant liabilities of $0.2 million, non-cash gain on changes in fair value of embedded derivative liability of $40 thousand, non-cash right-of-use amortization of $0.2 million, accretion of interest and amortization of debt discounts on convertibles notes of $1.1 million, and a net decrease of $0.7 million in our net operating assets and liabilities of continuing operations.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations was $1.1 million for the nine months ended September 30, 2024, which included the DERMAdoctor Divestiture proceeds of $1.1 million and purchase of property and equipment in a nominal amount. Net cash used in investing activities for the purchase of property and equipment from continuing operations was $16 thousand for the nine months ended September 30, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations was $1.0 million for the nine months ended September 30, 2024, which included repayment of $2.0 million for the Secured Convertible Notes through September 30, 2024, net proceeds of $2.9 million from the 2024 Public Offering transaction, and the net proceeds of $0.2 million from the 2024 Warrant Repice transaction.

Net cash provided by financing activities from continuing operations was $1.9 million for the nine months ended September 30, 2023, which included the net proceeds of $2.8 million received in the 2023 Private Placement of the Secured Convertible Notes and the May 2023 Warrants and repayment of $0.8 million for the Monthly Redemption through September 30, 2023 on the Secured Convertible Notes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2024 or December 31, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at September 30, 2024 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2024 and December 31, 2023, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at September 30, 2024, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the current quarter which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of September 30, 2024, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2023 Annual Report, under Part II, Item 1A included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was filed with the SEC on May 9, 2024, and in the risk factors related to the Asset Sale Transaction and the Dissolution in the Special Meeting Proxy Statement (as may be supplemented). We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-3678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement, dated March 12, 2024, by and among the Company, DERMAdoctor, the Founders and New Age Investments	8-K	001-33678	2.1	3/14/2024
2.3	Asset Purchase Agreement, dated September 19, 2024, by and among NovaBay Pharmaceuticals , Inc. and PRN Physicians Recommended Nutriceuticals, LLC	8-K	001-33678	2.1	9/20/2024
2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of November 5, 2024, between PRN Physician Recommended Nutriceuticals, LLC and NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.1	11/6/2024
2.5	Plan of Complete Liquidation and Dissolution of NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.2	9/20/2024
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/4/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Original Issue Discount Secured Senior Convertible Debenture	8-K	007-33678	4.1	4/27/2023
4.9	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.10	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.11	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023
4.12	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.13	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.14	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.16	Form of Pre-Funded Common Stock Warrant	8-K	001-33678	4.4	3/25/2024
4.17	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.18	Form of Series F-2 Common Stock Warrant	8-K	001-33678	4.2	7/29/2024
4.19	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
10.1	Underwriting Agreement, dated July 26, 2024, by and between the Company and Ladenburg Thalmann & Co., Inc.	8-K	001-33678	4.3	7/29/2024
10.2	Warrant Agency Agreement, dated July 29, 2024, by and between the Company and Equinti Trust Company, LLC	8-K	001-33678	10.1	7/29/2024
10.3	Secured Promissory Note, dated as of November 5, 2024, between NovaBay Pharmaceuticals, Inc., as borrower, and PRN Physician Recommended Nutriceuticals, as lender.	8-K	001-33678	10.1	11/6/2024
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)	X
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

Date: November 7, 2024
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: November 7, 2024
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)