Form 10-K
period 2024-12-31
NovaBay Pharmaceuticals, Inc.
filed 2025-04-02
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of the common stock on June 28, 2024 on the NYSE American, was approximately $2,979,107. This figure excludes an aggregate of 469 shares of common stock held by the registrant’s affiliates, including officers and directors, as of June 28, 2024. Exclusion of shares held by any of these affiliates should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.

As of March 25, 2025, there were 5,816,204 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Unless the context requires otherwise, all references in this annual report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and, where applicable, also its former wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company (“DERMAdoctor”).

The Company previously owned live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally. We sold our primary trademark, “Avenova®”, to PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company, effective on January 17, 2025. We sold our “PhaseOne®” and “NeutroPhase®” U.S. trademarks to Phase One Health LLC, a Tennessee limited liability company effective on January 8, 2025. The “DERMAdoctor®”, trademark is held directly by our former wholly-owned subsidiary DERMAdoctor.

On May 30, 2024, we effected a 1-for-35 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this annual report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management's current expectations, assumptions, estimates, projections and beliefs and on information currently available to our management. Forward-looking statements are predictions based on expectations and projections about future events, are not statements of historical fact, and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different and adverse from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements and related risks, uncertainties, factors and assumptions include, but are not limited to statements regarding: our business plan and strategy after completing the Avenova Asset Sale (as defined below) and Wound Care Divestiture (as defined below), including maximizing stockholder value by completing the Dissolution (as defined below) or pursuing other strategic alternatives, our anticipated expenses and capital requirements, the expected timing of, our ability to complete, and impact of the Dissolution or other strategic alternatives, the amount of distributions to stockholders (if any) in connection with effecting the Dissolution, and any impact as a result of failing to complete the Dissolution and/or other strategic alternatives. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” and similar expressions intended to identify forward-looking statements. No representations or warranties (expressed or implied) are made about the accuracy of any such forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible to predict all risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of this annual report, and in cautionary language contained elsewhere in this annual report. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements in this annual report. You should read this annual report and the documents that we reference and have filed as exhibits thoroughly and with the understanding that forward-looking statements represent our management’s beliefs, expectations and assumptions only as of the date of this annual report and our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly after the date of this annual report.

PART I

ITEM 1.	BUSINESS

Overview

We have undergone significant changes to our business and operations as a result of a series of completed transactions summarized below and discussed in further detail under the next section titled “Recent Developments and Stock Exchange Listing” below. We are also pursuing a new direction, which will have a significant impact on us in the future, which is also discussed below and elsewhere in this annual report. Accordingly, this annual report includes a significant amount of new information about us, our changed business and limited operations, our intended strategic direction and prospects, which will be important to read carefully and understand, as such new information will impact us in the near term and in the future.

As a result of completing each of the transactions discussed below, we have significantly reduced our business operations and currently have limited sources of future revenue generation. Our Company was historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. Our eyecare products sold under the Avenova brand and related assets (the “Avenova Assets”) were our leading products formulated with our proprietary, stable and pure form of hypochlorous acid and were cleared by the Food and Drug Administration (the “FDA”) for sale in the United States. As described in additional detail below, subsequent to December 31, 2024, on January 17, 2025, we completed the sale of the Avenova Assets to PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company (“PRN”), which constituted the sale of substantially all of our revenue generating and operating assets (the “Avenova Asset Sale”). See additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Avenova Asset Sale” below.

We have also historically manufactured and sold a proprietary form of hypochlorous acid for the wound care market primarily under the NeutroPhase and PhaseOne brands. Our wound care products are used for cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. Subsequent to December 31, 2024, on January 8, 2025, we completed the sale of our wound care product trademarks, NeutroPhase, PhaseOne and OmniPhase (collectively, the “Wound Care Trademarks”) and the sale of our wound care inventory to Phase One Health LLC, a Tennessee limited liability company (“Phase One”) (collectively, the “Wound Care Divestiture”). Following the Wound Care Divestiture, our wound care business has been significantly reduced although we are continuing to manufacture our wound care products under remaining contractual obligations to our distribution partner in China. We anticipate fulfilling these obligations by the end of the second quarter of 2025. See additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Wound Care Divestiture” below.

Through our former subsidiary, DERMAdoctor, we previously offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. On March 25, 2024, we announced the closing of the sale of DERMAdoctor (the “DERMAdoctor Divestiture”).

With the Company having completed the sale of substantially all of its assets in the Avenova Asset Sale and the other transactions, the Company’s board of directors (the “Board”) evaluated the different strategic options available to the Company. After consideration of various factors, including the significantly reduced remaining business, assets, revenue and operating expenses following the completion of the Avenova Asset Sale and the Wound Care Divestiture, the absence of other more favorable strategic options currently available to us, as well as the greater likelihood of receiving stockholder approval at a newly called special meeting of the stockholders, the Board determined that the best opportunity available to maximize the remaining value for our Company and to our stockholders is to wind-up the Company’s affairs and pursue a voluntary liquidation and dissolution under Delaware law (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) that may result in distributions to our stockholders of our remaining asset value if any remains. Accordingly, the Board unanimously determined that it is in the best interest of the company and its stockholders to approve and authorize the necessary action to obtain stockholder approval for the Dissolution pursuant to the Plan of Dissolution, with the Board retaining discretion to continue evaluating and determining if and when the Dissolution should be effected. Concurrently with the Company pursuing the Dissolution, the Company is also evaluating other strategic alternatives that may be available to us to the extent the Dissolution does not proceed. See additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Company Dissolution and Other Strategic Alternatives” and “Engagement of Financial Advisor – Lucid” below.

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

Recent Developments and Stock Exchange Listing

Avenova Asset Sale

Subsequent to December 31, 2024, on January 17, 2025, we completed the sale of the Avenova Assets to PRN, which constituted substantially all of our revenue generating and operating assets; however, PRN did not purchase any of our other products or assets, including those that related to our wound care, urology or dermatology businesses. The Avenova Asset Sale was consummated pursuant to the Asset Purchase Agreement, dated September 19, 2024, as amended by Amendment No. 1 to the Asset Purchase Agreement, dated November 5, 2024 (as so amended, the “Purchase Agreement”).

In accordance with the Purchase Agreement, at the closing of the Avenova Asset Sale we received the cash purchase price equal to $11.5 million, less (i) the $507,953.72 balance of a secured promissory note (the “Bridge Loan”) that we entered into with PRN on November 5, 2024 that was paid to PRN and the Bridge Loan was discharged with collateral released and (ii) $500,000, which amount was deposited into an escrow account (the “Escrow”) for up to six (6) months to be used for our indemnification obligations under the Purchase Agreement or the payment of any Net Working Capital Adjustment (as defined below) after the closing. The final amount of the purchase price that we received in the Avenova Asset Sale is subject to a post-closing working capital adjustment, upward or downward, that will be limited to an amount of up to $500,000 (the “Net Working Capital Adjustment”). The Net Working Capital Adjustment will be mutually determined by PRN and us commencing ninety (90) days after the closing of the Avenova Asset Sale based upon the difference between the amount of our Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the agreed upon target working capital value of $800,000.

In connection with the closing of the Avenova Asset Sale, we entered into a Transition Services Agreement, dated January 17, 2025 with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Sale (the “PRN Transition Services Agreement”). In exchange for providing such services, PRN and NovaBay agreed upon service fees to be paid to us.

For more information on the Avenova Asset Sale, please see Note 12, “Avenova Asset Sale and Bridge Loan” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report, the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2024, October 29, 2024, November 6, 2024, November 22, 2024, December 19, 2024, and January 23, 2025, and the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 16, 2024, as supplemented, including on November 12, 2024.

Wound Care Divestiture

Subsequent to December 31, 2024, on January 3, 2025, we entered into a Trademark Acquisition Agreement with Phase One that provided for the purchase by Phase One of the Company’s Wound Care Trademarks for a purchase price of $500,000 (the “Trademark Acquisition Agreement”). In connection with the Wound Care Divestiture, we also entered into a Transition Services Agreement, dated January 3, 2025, with Phase One (the “Phase One Transition Services Agreement”), pursuant to which we: (i) provided limited transition services to Phase One until January 10, 2025; (ii) sold our existing wound care inventory from an outstanding purchase order to Phase One for an aggregate payment of $126,000; and (iii) provided our remaining empty wound care product bottles to Phase One. In addition, the Phase One Transition Services Agreement provided that the existing supplier and distributor relationship between NovaBay and Phase One would be terminated upon the closing of the Wound Care Divestiture. We completed the Wound Care Divestiture on January 8, 2025. For more information on the Wound Care Divestiture, see the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025.

Company Dissolution and Other Strategic Alternatives

In connection with pursuing the Avenova Asset Sale, that would result in the sale of substantially all of the assets of the Company, our Board also unanimously determined at the time that the best opportunity available to optimize value to our stockholders was to pursue the Dissolution pursuant to the Plan of Dissolution. The Avenova Asset Sale and the Dissolution were presented to stockholders at a special meeting of stockholders that was originally convened on November 22, 2024 and was subsequently adjourned and finally reconvened on January 30, 2025 (the “2024 Special Meeting”). At the 2024 Special Meeting, we received stockholder approval for the Avenova Asset Sale; however, we did not receive the requisite vote of stockholders representing a majority of the outstanding shares of our common stock to approve the Dissolution, having received approval of stockholders representing 49% of the outstanding shares of our common stock. Of the votes cast at the 2024 Special Meeting by holders of our common stock, approximately 88% of those shares voted in favor of the Dissolution.

With the Company having completed the sale of substantially all of its assets in the Avenova Asset Sale and substantially all of its wound care assets to Phase One in the Wound Care Divestiture, the Board, upon further analysis of the best opportunity to maximize the remaining value for the Company and its stockholders, among the other alternatives currently available, determined that it is in the best interest of the Company and its stockholders for the Company to continue pursuing the voluntary Dissolution pursuant to the Plan of Dissolution. The ability of the Company to proceed with the Dissolution under Delaware law is subject to the Company first receiving stockholder approval. Accordingly, the Company intends to hold a new special meeting of stockholders on April 16, 2025 (the “New Special Meeting”) where the Company’s stockholders will be asked to, among other items, consider and approve the Dissolution pursuant to the Plan of Dissolution. Even if the Dissolution is approved by the Company’s stockholders, the Board reserves the right, in its discretion, to no longer pursue and abandon the Dissolution, if the Board determines that the Dissolution is no longer in the best interest of the Company and its stockholders. If the Dissolution is not approved by stockholders at the New Special Meeting or the Board otherwise decides not to pursue the Dissolution, then we will continue our corporate existence and the Board will pursue other strategic alternatives available to us, or, to the extent another viable alternative is not available, then the Company may need to file for bankruptcy protection or commence a similar state law proceeding. For additional information regarding the Dissolution, see the Company’s new definitive proxy statement for the New Special Meeting that was filed with the SEC on March 19, 2025.

Engagement of Financial Advisor—Lucid

As a result of the Company having not obtained stockholder approval at the 2024 Special Meeting and the uncertainty of whether stockholders will approve the Dissolution at the New Special Meeting, the Board determined that it was in the best interest of the Company and its stockholders to identify potential strategic alternatives that may be available to us now instead of waiting until after the New Special Meeting. Accordingly, the Company entered into an engagement letter with Lucid Capital Markets, LLC (“Lucid”) on March 4, 2025 (the “Engagement Agreement”), that provides for Lucid to assist us in identifying and exploring other strategic alternatives involving a potential business combination of the Company (“Potential Transaction”). Such potential transactions may include mergers, reverse mergers, strategic partnerships, and licensing and sub-licensing transactions.

The Engagement Agreement will continue until the earlier of: (i) the completion of a Potential Transaction, (ii) nine (9) months from March 4, 2025, or (iii) upon written notice of termination by either the Company or Lucid at any time. The Engagement Agreement also provides for the Company to pay Lucid for its advisory services, including: (i) a one-time fee of $100,000 that was due to Lucid on the date the Engagement Agreement was signed; (ii) specified monthly fees of up to a maximum of an additional $250,000 payable to Lucid upon the termination of the Engagement Agreement (other than in the case of a material breach by Lucid) if a Potential Transaction is not consummated; (iii) an $800,000 transaction fee in the event the Company successfully completes a Potential Transaction; (iv) a fairness opinion fee in the amount of $300,000, due and payable to Lucid upon Lucid rendering a fairness opinion to the Company’s Board; and (v) a right of first refusal for Lucid to participate as a co-placement agent in any concurrent private placement equity financing by the Company contemplated along with a Potential Transaction, provided that Lucid secures investors for such private placement equity financing and the Company and Lucid are able to enter into a separate engagement agreement for Lucid to serve as co-placement agent.

The Engagement Agreement also contains representations, warranties, indemnification provisions and confidentiality provisions that are customary for an agreement of this nature. For more information on the Engagement Agreement, please see the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025.

Settlement Agreements with Certain Warrant Holders

In March 2025, the Company entered into three (3) separate confidential settlement and release agreements (collectively, the “Settlement Agreements”) with each of Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), Bigger Capital Fund, LP (“Bigger”) and District 2 Capital Fund LP (“District 2,” and together with Sabby and Bigger, the “Warrant Holders”) to settle certain disputed matters relating to the Company’s common stock purchase warrants held by each of the Warrant Holders. The disputed matters, among other things, included Sabby seeking to exercise certain buyout rights under their warrants, prior to the expiration of such provisions, which rights have, in any case, expired on February 22, 2025, thirty (30) days following the public announcement of the closing of the Avenova Asset Sale on January 23, 2025. The terms of the Settlement Agreements are substantially the same, except with respect to the financial terms for each of the Warrant Holders. The Settlement Agreement with Sabby provided for Sabby to have exercised certain of its common stock purchase warrants for 4.99% of the Company’s outstanding common stock and each of Bigger and District 2’s Settlement Agreements provided for each of Bigger and District 2 to have exercised their respective common stock purchase warrants for 2.49% of the Company’s outstanding common stock. The remaining unexercised portion of specified warrants of Sabby, District 2 and Bigger were purchased by the Company for $1,125,000, $344,924 and $344,924, respectively. Following the execution of the Sabby Settlement Agreement, Sabby’s warrant exercise was promptly completed on March 6, 2025, followed by the completion of the Company’s purchase of the unexercised portion of Sabby’s specified warrants on the next day, March 7, 2025. Additionally, following the execution of each of Bigger and District 2’s Settlement Agreements, each of Bigger and District 2 completed its respective warrant exercise on March 11, 2025, followed by the Company’s purchase of the unexercised portion of each of Bigger and District 2’s specified warrants on March 11, 2025.

In connection with the warrant exercise, the Warrant Holders will own approximately 9% of the Company’s outstanding common stock and have each agreed to certain commitments in their respective Settlement Agreements with respect to their exercised shares, which commitments include: (i) continuing to remain the record and beneficial owner of the exercised shares until the record date of March 18, 2025 (the “Record Date”) for the Company’s New Special Meeting, where the Company’s stockholders will be asked to consider and vote upon whether to approve the Dissolution, (ii) voting all shares of common stock owned by each respective Warrant Holder as of the Record Date, including the exercised shares, in favor of the Dissolution proposal (the “Voting Commitment”); and (iii) limiting the amount of shares of common stock that each Warrant Holder would sell from the Record Date to until the date of the New Special Meeting. The Settlement Agreements provide for a liquidated damages provision, stating that Sabby would pay liquidated damages of $425,000 for not honoring the Voting Commitment, and each of Bigger and District 2 would pay $150,000 for not honoring the Voting Commitment.

The Settlement Agreements also include a “most favored nations” provision for each of the Warrant Holders that would increase the amount paid to the Warrant Holders if any other holder of the Company’s common stock receives a higher amount per underlying warrant, as well as a mutual release of all claims by the Company and the Warrant Holders against each other, without any admission of liability by either party. For more information on the Settlement Agreements, please see the Company’s Form 8-K filed on March 11, 2025.

NYSE American Notices

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

On May 28, 2024, the Company received a letter from NYSE American stating that the Company is not in compliance with the minimum stockholders’ equity requirements of Section 1003(a)(i) of the NYSE American Company Guide. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company to maintain stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The Company reported stockholders’ equity of $160 thousand as of March 31, 2024 and has had losses from continuing operations and net losses in each of the last three fiscal years.

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

Additionally, the closing of the Avenova Asset Sale and the Wound Care Divestiture may cause the NYSE American to delist our shares of common stock and the Company may not meet NYSE American’s continued listing requirements. This delisting may occur prior to the Dissolution, and/or the Company being able to pursue another strategic alternative transaction. To the extent the NYSE American does not delist our shares, and the Board determines to effect the Dissolution, the Company plans to request that our common stock stop trading on the NYSE American on the effective date of the Dissolution or as soon thereafter as is reasonably practicable.

For more information on the NYSE American Notices, please see Note 15, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Our Products and Marketing Approach

In connection with the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations. Limited information for products and marketing approaches associated with the Avenova Assets and wound care products which were reported as continuing operations for the years ended December 31, 2024 and 2023, is provided below. Additional information about these and our former DERMAdoctor products and related marketing approach can be found in our prior filings with the SEC.

Avenova Branded Eyecare Products

Avenova Spray is a proprietary form of hypochlorous acid that acts as an antimicrobial solution and has been shown to neutralize bacterial toxins in laboratory tests. Because it is a gentle isotonic solution, it is well suited for daily use on the lids and lashes. Avenova Spray offers distinct advantages when compared to alternative lid and lash regimens that contain soaps, bleach, and other impurities, as Avenova Spray removes unwanted microorganisms from the skin without the use of these harmful ingredients. Avenova Spray’s target market is the millions of Americans who suffer from minor irritation of the skin around the eye (commonly referred to as blepharitis) as well as anyone who suffers from dry eye (commonly described as a gritty sandy sensation while blinking). The Company made Avenova Spray available both over-the-counter and as a prescription. We primarily promoted Avenova Spray directly to consumers on Amazon.com and Avenova.com. In total, this was our leading sales channel by unit sales and net revenue in 2024. Prescription Avenova Spray was made available at optometrists’ and ophthalmologists’ offices, through our physician dispensed channel, and at most retail pharmacies across all 50 states.

Support from ophthalmologists and optometrists for Avenova Spray was strong. Continuous endorsement of medical professionals for Avenova created a “doctor recommended” halo effect around our brand. This was a key differentiating factor in a crowded consumer space and is a result of its high quality and reliable efficacy. Our physician dispensed channel was particularly important in this regard as it gave patients the opportunity to purchase Avenova Spray conveniently and immediately upon recommendation in the doctor’s office. We believe this also created repeat Avenova Spray customers who subsequently purchased Avenova Spray and other Avenova branded products through other channels.

We also made prescription Avenova Spray accessible nationwide in nearly all retail pharmacies across the United States through agreements with McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation. We built our prescription business under a value pricing model. We maintained a rebate program for electronic payment transactions and in the form of instant rebate cards. The rebate cards were intended to be used by patients who either do not have insurance coverage or whose insurance coverage did not cover Avenova Spray, thereby lowering the price for the patient at the pharmacy.

We also had agreements with select preferred pharmacy networks through our Partner Pharmacy Program. These agreements provided greater control over the patient experience at consistent contract pricing. Our Partner Pharmacy Program also ensured that proper insurance reimbursement occurred, and that our patients received the best possible price.

Because dry eye is a complex condition, in addition to Avenova Spray, we offered a complementary portfolio of scientifically developed products for each step of the standard at home treatment regimen, including the Avenova Eye Health Support antioxidant-rich oral supplement, Avenova Lubricating Eye Drops for instant relief, NovaWipes by Avenova, Avenova Warm Eye Compress to soothe the eyes, and the i-Chek by Avenova to monitor physical eyelid health.

NeutroPhase and PhaseOne Branded Wound Care Products

We also manufactured and sold our proprietary form of hypochlorous acid for the wound care market. Consisting of higher concentrations of hypochlorous acid, our wound care products were used for the cleansing and irrigation of intraoperative pocket lavage, before subcutaneous closure, stage I to IV pressure injuries, stasis ulcers, leg ulcers, diabetic foot ulcers, first-degree and second-degree burns, post-surgical wounds, grafted and donor sites, minor burns, superficial abrasions, wounds, and moistening absorbent wound dressings. We marketed our wound care products through NeutroPhase and PhaseOne brands prior to completing the Wound Care Divestiture.

Both NeutroPhase and PhaseOne historically competed in a crowded wound cleanser market with many older and lower-priced products with similar uses, such as Vashe and Betadine Surgical Scrub. However, we believed our wound care solutions had distinct competitive advantages because they were made without the toxic chemicals found in other products. Our wound care products were gentle, non-irritating, and non-sensitizing to skin and new tissue. Prior to selling the Wound Care Trademarks in the Wound Care Divestiture, PhaseOne was distributed through commercial partners in the United States, and NeutroPhase was distributed in China by Chongqing Pioneer Pharma Holdings Limited (“Pioneer”), who is also a stockholder of our Company.

Following the Wound Care Divestiture, we are continuing to manufacture our wound care products under remaining contractual obligations to our distribution partner in China, which we anticipate fulfilling in the second quarter of 2025.

Customers, Manufacturing and Suppliers

In connection with the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations. Limited information for customers, manufacturing and suppliers associated with the Avenova Assets and the Company’s wound care business which were reported as continuing operations for the years ended December 31, 2024 and 2023 is provided below. Additional information about these and our former DERMAdoctor customers, product manufacturing and suppliers can be found in our prior filings with the SEC.

The Company made Avenova branded products available on Amazon.com, Walmart.com and Avenova.com. Online sales accounted for the majority of Avenova Spray revenue. Internationally, the Company made Avenova Spray available in Australia through a distribution partner.

For Avenova Spray, we outsourced manufacturing to a contract manufacturer with facilities located in the United States. We maintained a good relationship with our Avenova Spray manufacturer and such manufacturer had adequate manufacturing capacity to satisfy our demands. Sales of our wound care products formerly sold under the NeutroPhase and PhaseOne brands relied solely on distribution partners in China and the U.S., respectively.

Intellectual Property

In connection with the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary trademarks, trade secrets and know-how. Prior to completing each of these transactions, we sought to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how and technological innovation to operate, without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We relied on and used reasonable business activities to protect trade secrets, such as confidentiality/invention rights agreements with employees, confidentiality agreements with manufacturers, proprietary expertise and product formulations, continuing innovation efforts and techniques, and other know-how to develop and maintain a competitive position.

Research and Development

The completion of the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture have all had a substantial impact on our Research and Development, as our business and operations have been significantly reduced. As a result, we are currently not conducting research and development. A majority of previous research and development activities were focused on compliance with ongoing regulatory and maintenance requirements related to our former products. For the years ended December 31, 2024 and 2023, we incurred total research and development expenses of approximately $42 thousand and $34 thousand, respectively.

Seasonality

In connection with the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations. Limited information for seasonality associated with the Avenova Assets and our wound care products which were reported as continuing operations for the years ended December 31, 2024 and 2023, is provided below. Additional information about these and our former DERMAdoctor customers, product manufacturing and suppliers can be found in our prior filings with the SEC.

Consistent with our peers in the United States pharmaceutical industry, prescriptions for Avenova Spray experienced seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins. Sales of Avenova Spray through non-prescription channels, along with the other former Avenova branded products, experienced less seasonality and more consistent sales throughout the year ended December 31, 2024.

Our former NeutroPhase and PhaseOne branded products were sold through wholesale distribution relationships with third parties such as Pioneer and Phase One; therefore, we received periodic large orders that resulted in large chunks of revenue that were received in irregular intervals during the year. We do not expect this seasonality to impact the manufacture of our wound care products under remaining contractual obligations to our distribution partner in China.

Our Capital Requirements

As a result of the completion of the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture, our business and operating expenses have significantly changed and will continue to change if we complete the Dissolution or pursue another strategic alternative. Accordingly, based on our funds available on December 31, 2024, as well as additional cash that the Company received from the Avenova Asset Sale net proceeds of approximately $10.5 million and the Wound Care Divestiture of $0.5 million, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through April 2, 2026. However, there is uncertainty with respect to our strategic direction, as the Dissolution is subject to stockholder approval and we are also exploring other potential strategic alternatives that may be available to us, and, as a result, when we do pursue our strategic direction, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

To help address our needs for liquidity and capital to fund our operations in 2024 prior to completing the Avenova Asset Sale, the Wound Care Divestiture, in addition to the net proceeds that we received upon completing the DERMAdoctor Divestiture in March 2024, we also completed two financing transactions in 2024, which resulted in our Company raising approximately $4.1 million in gross proceeds.

2024 Financing Transactions

On July 26, 2024, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co., Inc., as the sole underwriter, relating to the issuance and sale in a public offering (the “2024 Public Offering”) of: (i) 1,158,566 shares of common stock and 2,041,814 pre-funded warrants, in lieu of shares of common stock (the “July 2024 Pre-Funded Warrants”), (ii) 3,200,380 Series F-1 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-1 Warrants”), (iii) 3,200,380 Series F-2 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-2 Warrants”) and (iv) 3,200,380 Series F-3 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-3 Warrants,” and together with the Series F-1 Warrants and Series F-2 Warrants, the “July 2024 Warrants”). The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million, without taking into account any underwriting discounts and commissions. A portion of the proceeds from the 2024 Public Offering were used to repay the remaining $598 thousand that we owed on our Original Issue Discount Senior Secured Convertible Debentures (the “Secured Convertible Notes”) during the third quarter of 2024. As of September 30, 2024, all of the pre-funded warrants issued in the 2024 Public Offering had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

In June 2024, the Company entered into a warrant reprice transaction (the “2024 Warrant Reprice Transaction”) with certain existing holders of (i) warrants that we issued in September 2022 to purchase common stock, (ii) Series A-1 warrants issued in November 2022 to purchase common stock, (iii) Series B-1 warrants that we issued in May 2023 to purchase common stock, and (iv) Series B-2 warrants issued in May 2023 to purchase common stock (collectively (i) through (iv), the “Participant Warrants”). The participants agreed to exercise a portion of their respective Participant Warrants at a reduced exercise price of $2.50 per share. The Participant Warrants were exercised for an aggregate of 90,381 shares of common stock, resulting in gross proceeds of approximately $0.2 million.

See also Notes 11, “Financing Activities;” 14, “Common Stock Warrants and Warrant Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Government Regulation

The completion of the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture all had and will have a substantial impact on the government regulations that we are subject to. We were previously subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries prior to these transactions. As a result of our significantly reduced business and operations, which primarily consist of the manufacture and supply of our wound care products under remaining contractual obligations to our distribution partner in China, we are subject to substantially less government regulation. Additional information about these regulations can be found in our prior filings with the SEC.

Human Capital

As of December 31, 2024, on a consolidated basis, we had a total of 14 employees, 13 of whom were full-time employees and 1 who was a part-time employee. Since the completion of the Avenova Asset Sale, as of April 2, 2025, we have reduced the number of employees to a total of 4 employees, 3 of whom are full-time employees and 1 who is a part-time employee. None of our employees are represented by labor unions or covered by collective bargaining agreements. We comply with the latest employment best practices and consider our relationship with our employees to be good.

Facilities

Our principal executive office is located in Emeryville, California. We are party to an Office Lease (the “Lease”), dated August 24, 2016, as subsequently amended on January 24, 2022, pursuant to which we lease approximately 7,675 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC (the “Landlord”), for our principal executive offices. The expiration date of the Lease is July 31, 2027, unless terminated earlier pursuant to the provisions of the Lease. Prior to completing the Avenova Asset Sale, our office and administration facilities were suitable and adequate for our then current operations and purpose. As a result of our significantly reduced business and operations and due to the potential Dissolution, we currently intend to explore options to reduce the costs of the Lease, which will include subleasing the office space that will be subject to the Landlord’s approval.

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

Our Company is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this annual report and our other filings with the SEC (including the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 19, 2025 (as may be supplemented, the “Special Meeting Proxy Statement”)) before deciding to buy, sell or hold our common stock. If any of the following risks actually occur, our business plan, financial condition and the market price of our common stock could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our Company, but those that we consider to be material. These risks and uncertainties take into account the completed Avenova Asset Sale and the Wound Care Divestiture under the heading “Risks Relating to Our Business,” as well as the potential that we will effect the Dissolution of our Company or pursue other strategic alternatives, including a Potential Strategic Transaction (as defined below) under the heading “Risks Relating to the Potential Dissolution of our Company and Potential Strategic Transaction.” Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, the potential Dissolution of our Company, any other strategic alternatives, or ownership of our common stock. It is important to note that our past financial performance will not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Please also read carefully the section in this annual report above entitled “Special Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business

As a result of the completion of the Avenova Asset Sale and the Wound Care Divestiture, we no longer have a significant revenue generating business.

Prior to the Avenova Asset Sale, our principal assets, product offerings and business primarily consisted of the production and commercialization of Avenova products, which was responsible for a majority of our revenue from 2015 until the completion of the Avenova Asset Sale. After completion of the Avenova Asset Sale and the Wound Care Divestiture in January 2025, our business operations and ability to generate revenue has been significantly reduced with a few remaining employees, limited operations, including fulfilling remaining contractual obligations for the manufacture and delivery of wound care products and performance of the services contemplated by the PRN Transition Services Agreement. Accordingly, until we either commence the Dissolution or complete an alternative strategic transaction, we will be generating minimal revenue and without currently having a significant underlying business to generate meaningful revenue, particularly when compared to our historic financial performance.

The cash proceeds from the Avenova Asset Sale and the Wound Care Divestiture will continue to be used to fund our expenses and ongoing liabilities until we are able to commence the Dissolution or pursue another strategic alternative, which will deplete our remaining cash assets.

Until we are able to wind down our remaining business and operations through the Dissolution process or we pursue another strategic alternative available to us, which could include bankruptcy proceedings, then we will continue incurring expenses for our continuing operations, including the ongoing disclosure and compliance obligations as a public reporting company, such as the preparation and filing of this annual report, and utilize the cash on hand that is comprised primarily of the proceeds from the Avenova Asset Sale and the Wound Care Divestiture to fund those expenses and to satisfy our liabilities. As a result, the longer it takes to complete the Dissolution or pursue another strategic alternative, the more our remaining cash assets will be depleted and limit potential distributions to stockholders, if any.

We remain liable for claims and expenses that may arise related to our business operations prior to the completion of the Avenova Asset Sale and the Wound Care Divestiture.

Pursuant to the Purchase Agreement for the Avenova Asset Sale and the Trademark Acquisition Agreement for the Wound Care Divestiture, NovaBay generally retained pre-closing liabilities related to the operation of its eye care and wound care business, which may include amounts owed to our suppliers and potential claims related to products we sold or the marketing of our products during the time we operated such business. While we are not aware of any such liabilities that may be material and have adequately accrued for these liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities, which may impact our financial condition and the amount of proceeds available (if any) in the Dissolution.

We are subject to contingent liabilities related to the Avenova Asset Sale and the Wound Care Divestiture that could have a material adverse effect on our financial condition.

Pursuant to the Purchase Agreement for the Avenova Asset Sale, the purchase price is subject to a post-closing working capital adjustment, upward or downward, that will be limited to an amount of up to $500,000. The Net Working Capital Adjustment will be mutually determined by us and PRN commencing April 17, 2025 (ninety (90) days after the closing of the Avenova Asset Sale). If the Net Working Capital Adjustment is determined to be in favor of PRN, it would reduce up to the full amount of the $500,000 that was placed into an escrow account at the closing of the Avenova Asset Sale until the six (6) month anniversary of closing, or July 17, 2025. As part of the Avenova Asset Sale, we also agreed to indemnify PRN for breaches of any representation, warranty, or covenant made by us in the Purchase Agreement, for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters, subject to, in certain cases, customary deductibles and caps and exceptions to such deductibles and caps, including in the case of fraud. Successful indemnification claims by PRN would first reduce the Escrow, and thereafter, NovaBay would be directly responsible for any indemnification claims.

Separately, pursuant to the Trademark Acquisition Agreement for the Wound Care Divestiture, we also agreed to provide limited indemnification to Phase One for losses arising from a third-party claim involving a material breach or nonperformance of representations, warranties, covenants, agreements and obligations of the Company contained in the Trademark Acquisition Agreement. Our liability for indemnification of Phase One for any such losses is limited to 50% of the purchase price for the Wound Care Trademarks, or $250 thousand.

Any Net Working Capital Adjustment in favor of PRN or successful claims for indemnification made by PRN will reduce the Escrow payable to us or otherwise be payable by us from our cash assets, and any successful claims for indemnification made by Phase One will be payable by us from our cash assets, which, in any of these circumstances, would further reduce the amount of our cash assets and the amount of cash that may ultimately be available for distribution to our stockholders in the Dissolution or otherwise, if any.

We may be subject to litigation, which is expensive and could divert our attention.

As a result of having completed the Avenova Asset Sale and the Wound Care Divestiture or addressing our existing obligations and outstanding liabilities to third parties or otherwise in connection with the Dissolution, we may be subject to potential litigation, including commercial litigation or claims by holders of our securities, including securities class action litigation. We recently settled disputes with three warrant holders of the Company that resulted in the aggregate net payment of $1,466,511 to such warrant holders, which amount reflects a reduction of the aggregate exercise price paid by such warrant holders to the Company in connection with such settlement of $348,337. Litigation could also arise from our prior operations, and related to products sold, before the completion of the Avenova Asset Sale and the Wound Care Divestiture. Any such claims, with or without merit, or litigation initiated against us could result in substantial costs and divert our remaining management resources and attention from completing the Dissolution in a timely manner or pursuing another strategic alternative, which could increase our expenses, ultimately decrease the amount of our cash and other assets available for distribution (if any) to our stockholders as part of the Dissolution and possibly force us into a bankruptcy situation.

Significant disruptions of information technology systems or breaches of information security could adversely affect our businesses.

We relied upon information technology systems to historically operate eye care and wound care businesses, and we continue to use such systems in our performance of the PRN Transition Services Agreement. In the ordinary course of business, we have collected, stored and transmitted large amounts of confidential information (including, but not limited to, personal information and intellectual property), and we continue to deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. We also have outsourced aspects of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we have managed independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect us and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

Risks Relating to the Potential Dissolution of our Company and Potential Strategic Transaction

There can be no guarantees that the Dissolution will be completed and, if not completed, it may be very difficult for us to identify strategic alternatives to maximize the remaining value for NovaBay and its stockholders.

The Dissolution is subject to approval by our stockholders, which we are seeking at the New Special Meeting. While we continue to believe that the Dissolution is currently the best opportunity for us to maximize the remaining value of the Company for our stockholders, there are risks and uncertainties as to whether stockholders will approve the Dissolution at the New Special Meeting, including taking into consideration that we were not able to obtain stockholder approval for the Dissolution at our previously held special meeting of stockholders convened on November 22, 2024, and subsequently adjourned and finally reconvened on January 30, 2025.

If it is not completed for any reason, we may have to continue our limited business operations while exploring other strategic alternatives that are available to return capital to stockholders in a manner intended to maximize value. Given our past voting challenges with respect to the Dissolution, we have engaged a financial advisor to explore additional strategic options, which may include mergers, reverse mergers, strategic partnerships, and licensing and sub-licensing transactions (“Potential Strategic Transaction”). However, particularly in light of our limited business operations, our recent completion of the Avenova Asset Sale and the Wound Care Divestiture (constituting substantially all of our assets), our announced intent to complete the Dissolution, and the generally competitive market for such a Potential Strategic Transaction, our efforts to identify other business strategies may be hindered and we may not be able to identify an alternate transaction on the necessary timing before our cash runs out.

Even if we are able to identify and pursue a Potential Strategic Transaction, any such alternatives may not result in greater (or even equivalent) stockholder value than the proposed Dissolution and such alternatives may entail additional risks and costs. As a result of such risks or if we do not identify a Potential Strategic Transaction, there is a high probability that, in such situation, we may have to cease all operations, make an assignment for the benefit of any creditors, turn NovaBay over to a third-party management company or liquidator or file for bankruptcy protection. If we fail to successfully execute the Dissolution or a Potential Strategic Transaction, our shareholders may lose their entire investment.

We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.

To the extent we proceed with the Dissolution, we cannot predict with certainty the timing, amount, or number of distributions, if any, to our stockholders. As of February 28, 2025, we had approximately $10.4 million in cash and cash equivalents. We currently estimate that we will expend between $6.8 million and $9.9 million after March 1, 2025, which would be used to pay all expenses (including operating expenses up until the filing of a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) in accordance with the Delaware General Corporation Law (the “DGCL”)) and other known, non-contingent liabilities, and which also includes reasonable provision for expenses of liquidation and potential, contingent or unknown liabilities as required by Delaware law. We currently estimate that the aggregate amount of liquidating distributions to stockholders will be between $0.7 million and $5.6 million, or between $0.13 and $0.97 per share of common stock (based on 5,831,269 shares of common stock and other equity outstanding as of March 18, 2025). This amount may be paid in one or more distributions. Any such distributions would not occur until after the Certificate of Dissolution is filed, and we cannot predict the timing or amount of any such distributions, or whether any such distributions will occur, as uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions, make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include: (i) our incurrence of expenses relating to the Dissolution being different than estimated; (ii) unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims that may be threatened against us or our current or former directors or officers; (iii) amounts necessary to resolve claims, including unforeseen claims, of any creditors or other third parties; and (iv) delays in the Dissolution or other winding up process. In addition, as we wind down, we will continue to incur expenses from the remaining operations, such as operating costs, severance payments, payments to any continuing employees or consultants, lease rental payments, directors’ and officers’ insurance, taxes, legal, accounting and financial advisory fees and expenses related to our filing obligations with the SEC, which will reduce amounts that will be available for distribution to our stockholders, if any. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us; however, those estimates may be inaccurate. Accordingly, stockholders may receive substantially less than the amount that we currently estimate that they may receive, or they may receive no distribution at all.

We intend to rely on the “safe harbor” procedures under Sections 280 and 281(a) of the DGCL to, among other things, obtain an order from the Delaware Court of Chancery establishing the amount and form of security for pending claims for which the Company is a party, contingent or unmatured contract claims for which the holder declined the Company’s offer of a security, and unknown claims that, based on facts known to the Company, are likely to arise or become known within three (3) years of filing of the Certificate of Dissolution (or such longer period of time as the Delaware Court of Chancery may determine) (the “Court Order”), and pay or make reasonable provision for our uncontested known claims and expenses and establish reserves for other claims as required by the Court Order and the DGCL. We expect to distribute all of our remaining assets in excess of the amount to be used by us to pay claims and fund the reserves required by the Court Order and pay our operating expenses through the completion of the dissolution and winding-up process to our stockholders. The Court Order will reflect the Delaware Court of Chancery’s own determination as to the amount and form of security reasonably likely to be sufficient to provide compensation for all known, contingent and potential future claims against us. There can be no assurances that the Delaware Court of Chancery will not require us to withhold additional amounts in excess of the amounts that we believe are sufficient to satisfy our potential claims and liabilities. Accordingly, our stockholders may not receive any distributions of our remaining assets for a substantial period of time, if at all, after satisfaction of all claims.

As a result of these and other factors, we cannot assure you as to any amounts, if any, to be distributed to our stockholders if the Board proceeds with the Dissolution. If our stockholders do not approve the Dissolution at the New Special Meeting, we will not be able to proceed with the Dissolution and no liquidating distributions will be made.

We cannot predict the timing of the distributions to stockholders.

Our current intention is that, if the Dissolution is approved by our stockholders and the Board proceeds with the Dissolution, then the Certificate of Dissolution would be filed as soon as practical following the New Special Meeting; however, ultimately, the decision of whether or not to proceed with the Dissolution will be made by the Board in its sole discretion. If our stockholders approve the Plan of Dissolution, the Board has not set a deadline to make its decision to proceed with the effectiveness of the Dissolution. No further stockholder approval would be required to effect the Dissolution.

Under the DGCL, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation, as determined by the Board and pursuant to the “safe harbor” procedures approved by the Court Order. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to each stockholder in any such distribution, if one is made. The Board intends to seek to distribute funds to our stockholders as quickly as possible, as permitted by the DGCL, and will take all reasonable actions to optimize the distributable value to our stockholders. We anticipate that distributions, if any, to our stockholders will be made in cash, and may be made at any time with initial distributions to stockholders anticipated to occur in nine (9) to twelve (12) months from the effective time of the Dissolution (the “Effective Time”).

The precise timing of any distributions to our stockholders will depend on and could be delayed due to many factors, including without limitation, the time it takes to obtain the Court Order and whether a creditor or other third party seeks an injunction against the making of additional distributions to stockholders on the basis that the amounts to be distributed are needed to satisfy our liabilities or other obligations to the extent not previously reserved for. As a result of these and other factors, we are unable to predict the timing of distributions, if any are made, to our stockholders.

The Board may determine not to proceed with the Dissolution.

Even if the Dissolution is approved by our stockholders at the New Special Meeting, the Board may determine, in the exercise of its fiduciary duties, not to proceed with the Dissolution. If the Board elects to pursue any strategic alternative to the Dissolution, including a Potential Strategic Transaction, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. The decision of whether or not to proceed with the Dissolution will be made by the Board in its sole discretion and the Board has not set a deadline to make its decision to proceed with or abandon the Dissolution after stockholder approval.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

Under the DGCL, we would be required, in connection with the Dissolution, to pay or make reasonable provision for payment of our liabilities and obligations. To the extent the Dissolution is approved by stockholders and the Board determines to proceed with the Dissolution, we will establish a reserve, consisting of cash or other assets that we believe will be adequate for the satisfaction of all of our current known expenses and unknown, contingent and/or conditional claims and liabilities. The estimated amount of the reserve is established by the Board, and approved by the Delaware Court of Chancery; however, such estimated amount may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors for claims. However, to the extent the “safe harbor” procedures under Sections 280 and 281(a) of the DGCL are followed as we plan to, a stockholder will not be liable for any claim in excess of the lesser of (a) the stockholders’ pro rata share of the claim and (b) the amount distributed to the stockholder, and only with respect to claims that began before the expiration of a post-dissolution period of at least three (3) years (or longer as the Delaware Court of Chancery shall in its discretion direct).

If our stockholders vote against the Dissolution pursuant to the Plan of Dissolution, we may pursue other strategic alternatives; which may not result in greater (or even equivalent) stockholder value than the proposed Dissolution and may entail additional risks and costs (e.g., bankruptcy).

If our stockholders do not approve the Dissolution or the Board does not proceed with the Dissolution, we will continue our corporate existence and the Board will continue to explore what, if any, strategic alternatives are available, including a Potential Strategic Transaction, to return capital to stockholders in a manner intended to maximize value in light of its discontinued business activities. Any Potential Strategic Transaction or other strategic alternative that we may pursue and complete is subject to a number of risks, including risks related to:

●	whether such transaction can be identified in a timely manner and completed;
●	the successful integration with a potential transaction partner following the closing of any such transaction;
●	depleting our remaining cash resources whether prior to or following a Potential Strategic Transaction;
●	litigation resulting from a Potential Strategic Transaction;
●	continuing to have insufficient revenues to offset expenses after completing a Potential Strategic Transaction;
●	challenges maintaining our internal standards, controls, procedures and policies;
●	entering markets in which we have no prior experience and where we may not succeed; and
●	any impairment of intangible assets, such as goodwill, or depreciation and amortization expenses associated with the Potential Strategic Transaction.

As a result, if some or all of such risks occur, it is unlikely that a Potential Strategic Transaction or other strategic alternative would result in greater stockholder value than the Dissolution, and pursuing a Potential Strategic Transaction, if we are not successful, may result in our Company seeking bankruptcy protection or protection under other insolvency laws.

If we proceed with the Dissolution, our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books at the Effective Time of the Dissolution.

If stockholders approve the Dissolution and the Board determines to proceed with the Dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the Effective Time of the Dissolution as set forth in the Certificate of Dissolution. After we close our stock transfer books, we will not record any further transfers of our common stock on our books except by will, intestate succession or operation of law. Therefore, shares of our common stock will not be freely transferable after such date. As a result of the closing of the stock transfer books, all liquidating distributions in the Dissolution will be made pro rata to the stockholders of record as of the Effective Time of the Certificate of Dissolution, with distribution (if any) anticipated to occur in nine (9) to twelve (12) months from the Effective Time.

Further stockholder approval will not be required in connection with the implementation of the Plan of Dissolution, including the sale or disposition of all or substantially all of our assets following the Effective Time of the Dissolution pursuant to the Plan of Dissolution.

The approval of the Dissolution by the requisite vote of our stockholders at the New Special Meeting will grant full and complete authority to the Board and executive officers, without further stockholder action, to decide whether to proceed with the Dissolution pursuant to the Plan of Dissolution in accordance with any applicable provision of Delaware law. If we proceed with the Dissolution, then following the Effective Time, we may sell, distribute or otherwise dispose of our remaining non-cash assets without further stockholder approval. As a result, after the Effective Time, the Board may, in order to maximize value for our stockholders and creditors, authorize actions in implementing the Plan of Dissolution, including the specific terms and prices for the sales and dispositions of its remaining assets, with which stockholders may not agree.

If we proceed with the Dissolution, our stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

If stockholders approve the Dissolution and the Board determines to proceed with the Dissolution, distributions made pursuant to the Plan of Dissolution are intended to be treated as received by a stockholder in exchange for the stockholder’s shares of our common stock. Accordingly, the amount of any such distribution allocable to a block of shares of our common stock owned by a U.S. stockholder will reduce the stockholder’s tax basis in such shares, but not below zero. Any excess amount allocable to such shares will be taxable as capital gain. Such gain generally will be taxable as long-term capital gain if the shares have been held for more than one year. Any tax basis remaining in a share of our common stock following the final liquidating distribution by the Company will be treated as a capital loss. The deductibility of capital losses is subject to limitations. You should consult your tax advisor as to the particular tax consequences of the Dissolution to you, particularly due to the tax treatment of any liquidating distribution varying among different stockholders, including the applicability of any U.S. federal, state, local and non-U.S. tax laws.

The loss of members of our senior executive management team could adversely affect our ability to operate our remaining business and administer the Dissolution process.

Our ability to operate our remaining business and administer the Dissolution process in a cost effective and efficient manner, to the extent our stockholders approve the Dissolution and the Board determines to proceed with the Dissolution, depends, in large part, on the continued service of our senior executive management team, including our Chief Executive Officer, Justin M. Hall, and our Interim Chief Financial Officer, Tommy Law. Following the sale of substantially all of our assets as a result of the Avenova Asset Sale, our remaining senior executive officers and employees: (i) have been performing the post-closing services under the terms of the PRN Transition Services Agreement; (ii) are currently managing our remaining business operations and supporting our Company’s identification and evaluation of potential strategic alternatives; and (iii) are expected to provide certain support to our Company in connection with the Dissolution, to the extent the Dissolution is approved by stockholders and the Board determines to proceed with the Dissolution. Accordingly, the loss of one or both of our remaining senior executive officers would adversely impact our ability to operate the remaining business and may result in delays or potential inefficiencies, with respect to the Dissolution process, to the extent it proceeds.

Resources may be wasted in searching for Potential Strategic Transactions that are not completed, which could materially adversely affect stockholder value, including distributions as part of the Dissolution (if any).

As disclosed, simultaneously with our Company pursuing the Dissolution, we have also engaged a financial advisor to explore any Potential Strategic Transactions that may be available, which is an ongoing expense to the Company. Any investigation of a specific Potential Strategic Transaction and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments would require substantial management time and attention and substantial costs for accountants, attorneys, and others. Furthermore, if we reach an agreement relating to a specific Potential Strategic Transaction, we may fail to complete the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could reduce distributions to stockholders (if any) and materially adversely affect subsequent attempts to identify and effect another business opportunity.

Our disposal of historical assets and operations through the Avenova Asset Sale and the Wound Care Divestiture could result in our Company becoming a “shell company” if we do not complete the Dissolution or an Alternative Strategic Transaction. As a result, we may ultimately become subject to more stringent reporting requirements, offering limitations and resale restrictions.

Although we currently have our significantly reduced business, that includes fulfilling remaining contractual obligations for the manufacture and delivery of wound care products and performance of the services contemplated by the PRN Transition Services Agreement, such business may no longer be conducted in the near future and our business operations and assets would consist primarily of any remaining cash and cash equivalents. As such, we could be a “shell company” under SEC rules and regulations, and, in such event, if we do not receive approval for or proceed with the Dissolution, and instead engage in a Potential Strategic Transaction, it is possible that certain requirements for shell company business combinations could be applicable, which include:

●

the potential future combined company needing to file a Form 8-K to report the Form 10 type information after closing the combination transaction with the SEC reflecting its status as an entity that is not a shell company;

●	us and the potential future combined company not being eligible to use a Form S-3 until 12 full calendar months after closing of the combination transaction;
●	the potential future combined company needing to wait at least 60 calendar days after closing of the merger to file a Form S-8 for any equity plans or awards; and
●

the potential future combined company being an “ineligible issuer” for three years following the closing of the combination transaction, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite its public float.

The foregoing SEC requirements could increase our or the potential future combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws.

Risks Relating to Owning Our Common Stock

The price of our common stock may fluctuate substantially, which may result in losses to our stockholders.

The stock prices of our Company and many other companies in our market segment have generally experienced wide fluctuations in response to various factors. Broad economic, market and industry factors may negatively affect the market price of our common stock. The market price of our common stock is further likely to be volatile, particularly given the completion of the Avenova Asset Sale and our determination to continue pursuing the Dissolution, and could fluctuate in response to, among other things:

●	our cash position;
●	actual or anticipated variations in our expenses, particularly as we pursue the Dissolution or any Potential Strategic Transaction;
●	any unanticipated contingent liabilities or litigation that may arise; and
●	adverse developments with respect to the Dissolution or any other Potential Strategic Transaction.

Our common stock will likely be delisted from the NYSE American, and in connection with the Dissolution we plan to initiate steps to exit from certain reporting requirements under the Exchange Act. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue.

Our common stock is currently registered under the Exchange Act, which requires that we comply with certain public reporting and proxy statement requirements. Compliance with these requirements is costly and time-consuming; however, it aids in information being widely publicly available to our stockholders and has historically been beneficial in capital raise transactions.

The Avenova Asset Sale constituted the sale of substantially all of our assets. Under the NYSE American continued listing requirements, the completion of the sale of substantially all of our assets may cause the NYSE American to delist our shares. Further, pursuant to a Deficiency Letter received from the NYSE American on April 18, 2024, we are currently subject to the procedures and requirements of Section 1009 of the Company Guide related to not meeting the NYSE American’s continued listing standards related to stockholders’ equity, which also may cause the NYSE American to commence delisting procedures. Our NYSE listing is currently subject to a plan of compliance through October 18, 2025. While we are subject to this plan, the Company is subject to quarterly monitoring for compliance with the plan. If the Company does not regain compliance with the NYSE American’s listing standards by October 18, 2025, or if the Company does not make progress consistent with its plan, then the NYSE American may initiate delisting procedures. To the extent the NYSE American does not delist our shares and the Board determines to effect the Dissolution after having received stockholder approval at the New Special Meeting, we plan to notify FINRA of our impending dissolution and request that our common stock stop trading on the NYSE American on the effective date of the Dissolution or as soon thereafter as is reasonably practicable. Whether or not the Dissolution is completed, and regardless of whether our shares are delisted from the NYSE American, we will have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act until we have exited from such reporting requirements.

We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may be required to continue to make certain filings with the SEC. Accordingly, we will continue to incur expenses that will reduce any amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

To the extent the NYSE American delists our common stock from trading on its exchange and the Dissolution is not approved or implemented or is otherwise delayed, we will not be eligible to apply to list our securities on the NYSE American or on another national securities exchange due to our inability to currently meet the initial listing standards applicable to a newly listed company, and we could face significant material adverse consequences, including during any period between such delisting and the effective date of the Dissolution, such as reduced liquidity for our securities, limited availability of market quotations for our securities and a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, and a substantial impairment on our ability to raise additional funds in connection with a Potential Strategic Transaction, if needed.

Further, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is currently listed on the NYSE American, our common stock qualifies as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE American, our common stock would not be a covered security and we would be subject to regulation in each state in which we offer our securities.

Our stockholders may experience significant dilution as a result of the conversion of the Series B Preferred Stock and the potential exercise of outstanding common stock purchase warrants.

We have a significant number of Company securities that are or will be convertible and/or exercisable into shares of our common stock. As of March 25, 2025, these Company securities include 131 shares of Series B Preferred Stock that are convertible into 15,065 shares of common stock, Unsecured Convertible Notes that are convertible into 107,146 shares of common stock and common stock warrants exercisable for 4,753,613 shares of common stock. As of March 25, 2025, we had 5,816,204 shares of common stock issued and outstanding. Accordingly, upon the conversion or exercise (as applicable) of some or all of the Series B Preferred Stock, convertible notes and common stock warrants, as well as the exercise of stock options and other equity based awards that have been or will be issued and/or granted by us, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders could experience significant dilution. If such dilution were to occur ahead of the Dissolution, distributions to stockholders (if any) would reduce as a result of such dilution.

We have not paid dividends or repurchased stock in the past and do not expect to pay dividends or repurchase stock in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on, or repurchased shares of, our common stock and do not anticipate paying cash dividends or repurchasing shares of our common stock in the foreseeable future, unless in connection with a Potential Strategic Transaction. While we anticipate making distributions to stockholders in connection with the Dissolution, we do not anticipate paying any dividends or repurchasing any shares of our Series B Preferred Stock before the Dissolution or if the Dissolution is not completed. If we pay dividends on our shares of common stock, we are required to pay dividends on our Series B Preferred Stock on an as converted basis. The payment of dividends on, or the repurchase of shares of, our common stock or Series B Preferred Stock will depend on our financial condition and other business and economic factors affecting us at such time as our Board may consider relevant. If we do not pay dividends or repurchase stock or if the Dissolution is not completed with related distributions to stockholders, holders of our common stock will experience a return on their investment in our shares only if our stock price appreciates or if part of a Potential Strategic Transaction.

We may issue additional shares of our common stock, other series or classes of preferred stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

If we do not proceed with the Dissolution, we may issue additional shares of our common stock, other series or classes of preferred stock, in addition to our Series B Preferred Stock, units, warrants or other equity securities of equal or senior rank in the future in order to fund our operations, provide working capital and for other purposes, including in connection with, among other things, executing upon a Potential Strategic Transaction, repricing of warrants or other outstanding securities. These issuances of additional securities shall occur without stockholder approval in most circumstances. Our issuance of additional shares of our common stock, preferred stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in NovaBay will decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; and/or
●	the market price of your shares of common stock may decline.

Offers or availability for sale of a substantial number of shares of our common stock, including as a result of the conversion of the Series B Preferred Stock, conversion of the Unsecured Convertible Notes and/or the exercise of outstanding warrants may cause the price of our publicly traded securities to decline.

Sales of a significant number of shares of our common stock in the public market could depress the market price of our common stock. For example, sales of shares of common stock that are issuable upon conversion of the Series B Preferred Stock, the conversion of the Unsecured Convertible Notes and/or the exercise of outstanding warrants may cause the price of our publicly traded securities to decline. The shares of common stock underlying the shares of Series B Preferred Stock, the Unsecured Convertible Notes and outstanding warrants represent, in the aggregate, approximately 84% of the total number of shares of common stock outstanding as of March 25, 2025. Upon conversion or exercise, as the case may be, of those securities, the shares of common stock we issue upon such conversion or exercise could be sold into the public market, and such sales could be significant and have an adverse impact on the price of our common stock. Additionally, such conversion or exercise could make it more difficult for us to raise additional financing in connection with a Potential Strategic Transaction through the sale of equity or equity-related securities in the future at a time and/or at a price that we deem reasonable or appropriate, or at all.

If we become a “shell company,” the holders of our restricted securities and control securities will not be able to sell their securities in reliance on Rule 144.

We may become a “shell company,” as that term is defined by the applicable federal securities laws. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on certain holders converting our Series B Preferred Stock, the Unsecured Convertible Notes or exercising warrants before the Dissolution or any future efforts to raise additional capital through unregistered offerings to the extent needed in connection with a Potential Strategic Transaction.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Since our formation, we have raised capital through the issuance of capital stock on many occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382 of the Code. We have not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. In addition, since we may complete a Potential Strategic Transaction, which may include raising additional capital, we may undergo further ownership changes in the future. If we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Many aspects of our business are dependent upon our computer systems, devices, and networks to collect, process, and store data necessary to conduct many aspects of our business, including the recording and reporting of commercial and financial information, and payroll. We rely on standard operating systems and software from established and reliable third parties to provide security including Microsoft 365 and ADP. The Company does not have in-house information technology personnel. Management makes concerted efforts to select third-party software providers with a demonstrated track-record of effectively addressing cybersecurity concerns. In the event of a cybersecurity incident, we would rely upon these providers. In light of the Company's current size and relatively low cyber-risk profile, management believes that reliance upon experienced third-party providers is the most prudent and cost-effective course.

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company employees, including our Chief Executive Officer, General Counsel and Chief Compliance Officer. Our Board addresses the Company’s cybersecurity risk management as part of its general risk oversight function. The Board has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation. In its oversight role, the Board is expected to specifically consider risks that relate to the reputation of the Company and the general industry in which we operate, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.

Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given the nature and size of our Company, we do not have a dedicated enterprise risk function, but our management regularly considers and evaluates risks to our Company. As part of that risk management process, management identifies, assesses and evaluates risks impacting our operations across the Company, including those risks related to cybersecurity, and raises them for discussion with our employees, and where it is determined to be appropriate, issues are also raised to the Board for consideration.

To promote organization-wide attention to cybersecurity issues, we conduct mandatory employee training on cybersecurity and provide ongoing cybersecurity education and awareness, monitoring phishing attacks, and cybersecurity awareness materials. The Company will be evaluating its cybersecurity governance and practices and expects to make appropriate changes to align with our significantly reduced and changed business and operations following the completed the Avenova Asset Sale and the Wound Care Divestiture.

Cybersecurity Risks

As of the date of this annual report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and cybersecurity incidents and protect our information systems and information may not successfully protect against all cybersecurity threats and cybersecurity incidents. For additional information regarding risks relating to cybersecurity, see “Item 1A—Risk Factors.”

ITEM 2.	PROPERTIES

Our principal executive offices and administrative operations are located at 2000 Powell Street, Suite 1150, Emeryville, California. In total, we lease approximately 7,675 square feet of office space in the facility pursuant to the Lease expiring on July 31, 2027.

ITEM 3.	LEGAL PROCEEDINGS

On March 6, 2025, a complaint was filed against the Company by Sabby alleging a breach of contract claim in the U.S. District Court for the Southern District of New York involving matters that were disputed by Sabby and us. As disclosed above in the section “Recent Developments and Stock Exchange Listing,” and the subheading “Settlement Agreements with Certain Warrant Holders” we recently settled our dispute with Sabby, where we made an aggregate payment of $1,125,000 to Sabby to purchase its warrants and Sabby prior to such warrant purchase exercised certain of its warrants that resulted in the Company receiving an aggregate amount of $174,168. As a result of such settlement, on March 10, 2025, Sabby dismissed the complaint filed against the Company with prejudice. The Company also settled similar disputes with two other warrant holders of the Company. Pursuant to such settlement agreements with the other two warrant holders, we made a payment of $344,924 to each of the two warrant holders to purchase their respective warrants (together with the payment to Sabby, an aggregate payment of $1,814,848) and the two warrant holders prior to the purchase of their warrants each exercised their respective warrants resulting in the Company receiving $87,084 from each warrant holder (together with the exercise by Sabby, the Company received an aggregate of $348,337 from such exercises).

Except as described above, from time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business, prior to completing the Avenova Asset Sale, as a result of having completed the Avenova Asset Sale or as a result of matters that may otherwise arise as the Company pursues the Dissolution and/or other strategic alternatives. As of December 31, 2024, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American, under the symbol “NBY.”

Holders

As of March 25, 2025, there were approximately 94 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings primarily for use in the remaining operations of our business; therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the Board deems relevant.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the Avenova Asset Sale, the Wound Care Divestiture and future strategic direction of our Company, as well as many other factors, including those set forth under the section entitled “Risk Factors” in Part I, Item 1A. and elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise or update any forward-looking statements after the date of this annual report, even if new information becomes available in the future.

Overview of Significant Changes and Strategic Direction

We have undergone significant changes to our business and operations beginning in March 2024 as a result of a series of completed transactions, which changes are discussed below and summarized in further detail in this annual report under the section “Recent Developments and Stock Exchange Listing” in Part I, Item 1 above. As a result of completing these transactions, we are pursuing a new direction that may result in the Dissolution of our Company or another strategic alternative transaction, which are also discussed below and elsewhere in this annual report. Due to the significant changes that have already occurred to our business and operations and the future changes that will occur as we pursue the Dissolution or another strategic alternative, our historic financial condition, results of operations, and prospects discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” will be materially different than our future financial condition, results of operations and prospects in the near term and in the future. Accordingly, it will be important to read about our recent developments and new strategic direction when reading our Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of each of the completed transactions discussed below and elsewhere in this annual report, we have significantly reduced our business operations with limited sources of revenue generation. We were historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. Our Avenova Assets were our leading products formulated with our proprietary, stable and pure form of hypochlorous acid and were cleared by the Food and Drug Administration for sale in the United States. As described in additional detail below, subsequent to December 31, 2024, on January 17, 2025, we sold the Avenova Assets to PRN in the Avenova Asset Sale, which constituted the sale of substantially all of our revenue generating and operating assets. See additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Avenova Asset Sale” in Part I, Item 1 above. See also Note 12, “Avenova Asset Sale and Bridge Loan” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

We have also historically manufactured and sold a proprietary form of hypochlorous acid for the wound care market primarily under the NeutroPhase and PhaseOne brands. Our wound care products are used for cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. Subsequent to December 31, 2024, on January 8, 2025, we sold our Wound Care Trademarks and our wound care inventory to Phase One in the Wound Care Divestiture. Following the Wound Care Divestiture, our wound care business has been significantly reduced although we continue to manufacture our wound care products under remaining contractual obligations to our distribution partner in China. We anticipate fulfilling these obligations by the end of the second quarter of 2025. See the additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Wound Care Divestiture” in Part I, Item 1 above. See also Note 22, “Wound Care Divestiture and Held-for-Sale Assets” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Through our former subsidiary, DERMAdoctor, we previously offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. On March 25, 2024, we announced the closing of the sale of DERMAdoctor pursuant to the DERMAdoctor Divestiture. See also Note 21, “DERMAdoctor Divestiture and Discontinued Operations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

With the Company having completed the sale of substantially all of its assets in the Avenova Asset Sale, as well as the other transactions discussed above, the Board, after evaluating the different strategic options available to the Company, determined that the best opportunity available to maximize the remaining value for our Company and to our stockholders is to wind-up the Company’s affairs and pursue the Dissolution pursuant to the Plan of Dissolution, which may result in distributions to our stockholders of our remaining asset value to the extent any remains. Concurrent with pursuing the Dissolution, the Company is also evaluating other strategic alternatives that may be available to us to the extent the Dissolution does not proceed. See the additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Company Dissolution and Other Strategic Alternatives” and “Engagement of Financial Advisor—Lucid” in Part I, Item 1 above.

Financial Overview and Outlook

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses as we pursue our strategic initiatives, including the Dissolution. Our net losses from continuing operations were $7.2 million and $6.1 million for the years ending December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $183.5 million, total current assets of $1.9 million and total assets of $3.4 million. Subsequent to December 31, 2024, on January 17, 2025, we completed the Avenova Asset Sale for which we received net proceeds of approximately $10.5 million and on January 8, 2025, and we completed the Wound Care Divestiture for which we received net proceeds of $0.5 million.

Based on our funds available on December 31, 2024, as well as the net proceeds from the Avenova Asset Sale and the Wound Care Divestiture, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through April 2, 2026. However, there is uncertainty with respect to our strategic direction, as the Dissolution is subject to stockholder approval and we are also exploring other potential strategic alternatives that may be available to us, and, as a result, when we do pursue our strategic direction, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report, we believe that the following accounting estimates are most critical to fully understanding and evaluating our reported financial results for the periods set forth in this annual report.

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We review goodwill, indefinite-lived intangible assets and long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgment in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the fourth quarter of 2023 to fully impair these assets related to our DERMAdoctor business as further described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Estimates of Future Product Returns

The Company records revenue in an amount that reflects the consideration which the Company expects to receive. Accordingly, revenue is reduced for estimated future product returns. The Company’s estimates for product returns have been historically updated quarterly based on historical data of actual returns. Actual future product returns experienced by us could differ significantly from historical data. As a result of having completed the Avenova Asset Sale, the impact of product returns has been significantly reduced, in particular due to PRN assuming the liability for returns of Avenova products that occur after the closing date of January 17, 2025.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023 (in thousands)

	For the Years Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Sales:
Product revenue, net	$9,747	$10,455	$(708)	(7%)
Other revenue, net	34	—	34	100%
Total sales, net	9,781	10,455	(674)	(6%)

Cost of goods sold	3,300	4,371	(1,071)	(25%)
Gross profit	6,481	6,084	398	7%

Research and development	42	34	8	24%
Sales and marketing	4,034	4,705	(671)	(14%)
General and administrative	7,379	5,447	1,932	35%
Loss on divestiture of subsidiary	865	—	865	—
Total operating expenses	12,320	10,186	2,134	21%
Operating loss	(5,839)	(4,102)	1,737	42%

Non-cash gain on changes in fair value of warrant liability	114	272	(158)	(58%)
Extinguishment of Secured Convertible Note	(13)	—	(13)	—
Non-cash gain (loss) on change in fair value of embedded derivative liability	(18)	40	(58)	(145%)
Accretion of interest and amortization of discounts on convertible notes	(904)	(1,694)	(790)	(47%)
Non-cash loss on modification of common stock warrants	—	(292)	292	(100%)
Other expense, net	(550)	(369)	(181)	49%
Net loss from continuing operations	(7,210)	(6,145)	(1,065)	17%

Net profit from held-for-sale assets (Note 22)	111	404	(293)	(73%)
Net loss from discontinued operations (Note 21)	(124)	(3,899)	3,775	(97%)
Net loss	$(7,223)	$(9,640)	$2,417	(25%)

Impact of Held-for-Sale Assets and Discontinued Operations

Financial results related to the Company’s wound care products sold under the Wound Care Trademarks from January 1, 2023 through December 31, 2024 are set forth in the table above and as set forth in this annual report have been aggregated in the caption entitled “Net profit from held-for-sale assets” for the years ended December 31, 2024 and 2023. The Wound Care Divestiture, resulting in the sale of the Wound Care Trademarks, was unanimously approved by the Board on December 30, 2024 and closed subsequent to December 31, 2024, on January 8, 2025. See additional discussion in Note 22, “Wound Care Divestiture and Held-for-Sale Assets,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report.

The financial results of DERMAdoctor beginning from January 1, 2023 through the closing of the DERMAdoctor Divestiture on March 25, 2024 in the table above and as set forth in this annual report have been aggregated in the caption entitled “Net loss from discontinued operations” for the years ended December 31, 2024 and 2023. See additional discussion in Note 21, “DERMAdoctor Divestiture and Discontinued Operations,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report.

The discussions below and throughout this section apply only to results from continuing operations as of December 31, 2024, except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, decreased by $0.7 million, or 7%, to $9.7 million for the year ended December 31, 2024, from $10.5 million for the year ended December 31, 2023.

Revenue from eyecare products increased $0.6 million to $9.7 million for the year ended December 31, 2024, from $9.1 million for the year ended December 31, 2023. The increase was primarily due to a continued overall increase in Avenova Spray sold through online channels.

The overall increase in eyecare product revenue was offset by a $1.4 million decrease in NeutroPhase sales to Pioneer. The Company recorded $1.4 million in product revenue, net, from NeutroPhase in the year ended December 31, 2023, with no comparable revenue in the year ended December 31, 2024.

Cost of goods sold decreased $1.1 million, or 25%, to $3.3 million for the year ended December 31, 2024, from $4.4 million for the year ended December 31, 2023. The decrease was due primarily to the decrease in lower margin NeutroPhase sales, partially offset by the increase in higher-margin eyecare products sales during the comparable periods.

Sales and marketing

Sales and marketing expenses decreased $0.7 million, or 14%, to $4.0 million for the year ended December 31, 2024, from $4.7 million for the year ended December 31, 2023. The decrease was due primarily to continued digital advertising efficiencies, a decrease in the cost of marketing samples and lower marketing consulting costs incurred in the year ended December 31, 2024 as compared to the year ended December 31, 2023.

General and administrative

General and administrative expenses increased $1.9 million, or 35%, to $7.4 million for the year ended December 31, 2024, from $5.4 million for the year ended December 31, 2023. The increase was due primarily to an increase in legal costs primarily related to non-recurring strategic initiatives, including the DERMAdoctor Divestiture, the 2024 Public Offering, the Avenova Asset Sale, the Wound Care Divestiture and the Dissolution, ongoing during the year ended December 31, 2024.

Loss on divestiture of subsidiary

As a result of the closing of the DERMAdoctor Divestiture on March 25, 2024, we incurred a loss of $0.9 million for the year ended December 31, 2024 with no comparable activity for the year ended December 31, 2023. For additional information regarding the loss on divestiture of this subsidiary, please see Note 21, “DERMAdoctor Divestiture and Discontinued Operations,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a gain of $114 thousand for the year ended December 31, 2024 and $272 thousand for the year ended December 31, 2023. The warrant liabilities for the December 2023 Warrants (as defined in Note 14, “Common Stock Warrants and Warrant Liabilities”) and the March 2024 Warrant (as defined in Note 14, “Common Stock Warrants and Warrant Liabilities”) were reclassified to equity during the year ended December 31, 2024, and will no longer require fair value adjustments which will impact our results of operations. For additional information regarding warrant liabilities and their valuation, please see Note 14, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Non-cash gain (loss) on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $18 thousand for the year ended December 31, 2024 and gain of $40 thousand for the year ended December 31, 2023. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.9 million for the year ended December 31, 2024 and $1.7 million for the year ended December 31, 2023. See additional discussion in Note 13, “Convertible Notes,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Non-cash loss on modification of common stock warrants

During the year ended December 31, 2023, the Company recorded a $0.3 million non-cash loss on the modification of common stock warrants, which resulted from the 2023 Private Placement and 2023 Warrant Reprice Transaction. For additional information, see Notes 11, “Financing Activities” and 14, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Other expense, net

Other expense, net was $0.6 million for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023. Expenses were related primarily to separate and unrelated financing events recorded during the respective periods.

Financial Condition, Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses as we pursue our strategic initiatives, including the Dissolution. Our net losses from continuing operations were $7.2 million and $6.1 million for the years ending December 31, 2024 and 2023, respectively. As of December 31, 2024, our cash and cash equivalents were $430 thousand, compared to $2.9 million as of December 31, 2023. Our cash and cash equivalents as of December 31, 2024 included cash received from the Bridge Loan. As of December 31, 2024, our Bridge Loan had a balance of approximately $0.5 million, which was subsequently repaid upon the closing of the Avenova Asset Sale on January 17, 2025, at which time the collateral securing the Bridge Loan was also released. See additional discussion in Note 12, “Avenova Asset Sale and Bridge Loan” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

On March 25, 2024, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to four (4) secured parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 107,146 shares. The principal amount of the Unsecured Convertible Notes does not accrue interest and is payable to the secured parties upon maturity in March 2026, unless earlier converted into common stock. For additional information regarding the 2023 Private Placement and the Unsecured Convertible Notes, see Note 11 “Financing Activities,” Note 13 “Convertible Notes,” and Note 15 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report.

Subsequent to December 31, 2024, on January 17, 2025, we completed the Avenova Asset Sale for which we received net proceeds of approximately $10.5 million and we completed the Wound Care divestiture on January 8, 2025 where we received net proceeds of $0.5 million.

Based on our funds available on December 31, 2024, together with the net proceeds subsequently received from the Avenova Asset Sale, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through April 2, 2026. However, there is uncertainty with respect to our strategic direction, as the Dissolution is subject to stockholder approval and we are also exploring other potential strategic alternatives that may be available to us, and, as a result, when we do pursue our strategic direction, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $5.2 million for the year ended December 31, 2024, which consisted primarily of a net loss from continuing operations of $7.2 million, adjusted by depreciation and amortization expenses of $40 thousand, stock-based compensation expenses related to employee and director stock awards of $0.1 million, non-cash loss on divestiture of subsidiary of $0.9 million, non-cash expense incurred to obtain consent of Secured Convertible Note (as defined in Note 13, “Convertible Notes”) holders to release collateral for the DERMAdoctor Divestiture of $0.4 million, non-cash loss on modifications of warrants of $69 thousand, non-cash gain on changes in fair value of warrant liabilities of $0.1 million, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash right-of-use amortization of $0.3 million, accretion of interest and amortization of debt discounts on convertible notes of $0.9 million, and a net decrease of $0.6 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $4.3 million for the year ended December 31, 2023, which consisted primarily of a net loss from continuing operations of $9.6 million, adjusted by depreciation and amortization expenses of $51 thousand, stock-based compensation expenses of $0.3 million, non-cash loss on modifications of warrants of $0.3 million, non-cash gain on changes in fair value of warrant liabilities of $0.3 million, non-cash gain on changes in fair value of embedded derivative liability of $40 thousand, non-cash right-of-use amortization of $0.3 million, accretion of interest and amortization of debt discounts on convertible notes of $1.7 million, and a net decrease of $0.4 million in our net operating assets and liabilities of continuing operations.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations was $1.1 million for the year ended December 31, 2024, which included the DERMAdoctor Divestiture proceeds of $1.1 million and purchase of property and equipment in a nominal amount. Net cash used in investing activities for the purchase of property and equipment from continuing operations was $19 thousand for the year ended December 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations was $1.5 million for the year ended December 31, 2024, which included repayment of $2.0 million for the Secured Convertible Notes, net proceeds of $2.9 million from the 2024 Public Offering (as defined in Note 11, “Financing Activities”), net proceeds of $0.2 million from the 2024 Warrant Reprice transaction, and the Bridge Loan of $0.5 million.

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2023, including $0.6 million of net proceeds from the 2023 Warrant Reprice Transaction and $3.0 million of net proceeds from the 2023 Private Placement. The proceeds were partially offset by repayments of $1.5 million on the Secured Convertible Notes issued in the 2023 Private Placement.

Additional information on Financing Activities can be found in Notes 11 to 15 in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2024, we had net operating loss carryforwards for federal and state income tax purposes of $153.7 million and $128.6 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2025 and $59.6 million generated after December 31, 2017, that will carry forward indefinitely but are subject to an 80% limitation for years following December 31, 2021. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2023, we also had tax credit carryforwards of $0.5 million for federal income tax purposes and $0.1 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2031. The state tax credits have an indefinite carryover period.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation

Our costs and operating expenses are subject to fluctuations, particularly historically due to changes in the cost of labor and service providers. As a result of our recent changes to our business and reduced operations, our future business results will depend, in part, on our continued ability to manage these fluctuations through cost savings projects and sourcing decisions. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2024 or December 31, 2023 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality

In connection with the Avenova Asset Sale, the Wound Care Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations. Limited information for seasonality associated with the Avenova Assets and our wound care products, which were reported as continuing operations for the years ended December 31, 2024 and 2023 is provided below. Additional information about these and our former DERMAdoctor customers, manufacturing and suppliers can be found in our prior filings with the SEC.

Consistent with our peers in the United States pharmaceutical industry, prescriptions for Avenova Spray experienced seasonality with the first quarter of each year typically being the lowest revenue quarter. This annual phenomenon is due to consumers facing the need to satisfy health insurance deductibles and changes to copays as each new insurance year begins. Sales of Avenova Spray through non-prescription channels, along with the other Avenova branded products, experienced less seasonality and more consistent sales throughout the year.

Our former NeutroPhase and PhaseOne branded products were sold through wholesale distribution relationships with third parties such as Pioneer and Phase One; therefore, we received periodic large orders that resulted in large chunks of revenue that were received in irregular intervals during the year. We do not expect this seasonality to impact the manufacture of our wound care products under remaining contractual obligations to our distribution partner in China.

Contractual Obligations

In the normal course of business, we have historically entered into contracts and commitments that obligate us to make payments in the future and we expect to enter into contracts and commitments on behalf of the Company in connection with pursuing the Dissolution or other strategic alternatives. Information regarding our obligations under lease and convertible note arrangements are provided in Notes 10 and 13, respectively, in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2024 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2024 and 2023, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

With most of our historical focus on the domestic U.S. market, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth below. Our financial information is set forth in Item 7 of this annual report and is hereby incorporated into this Item 8 by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NovaBay Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company is seeking approval from its stockholders to dissolve and distribute all remaining assets to stockholders. Management has determined that it is in the best interest of the Company and its stockholders to continue pursuing the voluntary Dissolution pursuant to the Plan of Dissolution and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2010.

New York, New York

April 2, 2025

PCAOB ID Number 100

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$430	$2,924
Accounts receivable, net of allowance for credit losses ($3 at December 31, 2024 and 2023)	389	680
Inventory, net of allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments ($30 and $218 at December 31, 2024 and 2023, respectively)	765	501
Prepaid expenses and other current assets	303	256
Current assets, held-for-sale	48	63
Current assets, discontinued operations	—	2,730
Total current assets	1,935	7,154
Operating lease right-of-use assets	955	1,296
Property and equipment, net	53	87
Other assets	480	478
Other assets, discontinued operations	—	19
TOTAL ASSETS	$3,423	$9,034

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Current liabilities:
Accounts payable	$623	$906
Accrued liabilities	1,257	1,169
Bridge Loan	500	—
Unsecured Convertible Notes, net of discounts	65	—
Secured Convertible Notes, net of discounts	—	1,137
Operating lease liabilities	398	368
Current liabilities, discontinued operations	—	698
Total current liabilities	2,843	4,278
Warrant liability	—	334
Operating lease liabilities-non-current	709	1,108
Total liabilities	3,552	5,720
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 and 6 shares issued and outstanding at December 31, 2024 and 2023, respectively	6	275
Series C Preferred Stock; 0 and 1 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	1,675
Common stock, $0.01 par value; 150,000 shares authorized, 4,885 and 321 shares issued and outstanding at December 31, 2024 and 2023, respectively	49	3
Additional paid-in capital	183,273	176,210
Accumulated deficit	(183,457)	(174,849)
Total stockholders’ (deficit) equity	(129)	3,314
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,423	$9,034

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Sales:
Product revenue, net	$9,747	$10,455
Other revenue, net	34	—
Total sales, net	9,781	10,455

Cost of goods sold	3,300	4,371
Gross profit	6,481	6,084
Operating expenses
Research and development	42	34
Sales and marketing	4,034	4,705
General and administrative	7,379	5,447
Loss on divestiture of subsidiary	865	—
Total operating expenses	12,320	10,186
Operating loss	(5,839)	(4,102)

Non-cash gain on changes in fair value of warrant liability	114	272
Extinguishment of Secured Convertible Note	(13)	—
Non-cash (loss) gain on changes in fair value of embedded derivative liability	(18)	40
Accretion of interest and amortization of discounts on convertible notes	(904)	(1,694)
Non-cash loss on modification of common stock warrants	—	(292)
Other expense, net	(550)	(369)

Net loss from continuing operations	$(7,210)	$(6,145)

Net income from held-for-sale assets (Note 22)	111	404
Net loss from discontinued operations (Note 21)	(124)	(3,899)

Net loss	$(7,223)	$(9,640)

Less: Increase to accumulated deficit due to adjustment to common stock warrants exercise price	(1,005)	—
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion prices	(380)	(7,057)
Net loss attributable to common stockholders	$(8,608)	$(16,967)

Basic and diluted net loss per share
Loss per share from continuing operations	$(2.53)	$(110.02)
Loss per share from held-for-sale assets and discontinued operations	(0.00)	(29.12)
Net loss per share attributable to common stockholders (basic and diluted)	$(2.53)	$(139.14)

Weighted-average shares of common stock used in computing net loss per share attributable to common stockholders (basic and diluted)	3,396	120

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands)

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	14	$2,973	58	$1	$165,732	$(158,152)	$10,554
Net loss	—	—	—	—	—	(9,640)	(9,640)
Conversion of Series B Preferred Stock to common stock	(6)	(295)	183	2	293	—	—
Conversion of Series C Preferred Stock to common stock	(1)	(728)	8	—	728	—	—
Adjustment of Series B Preferred Stock conversion price	—	—	—	—	6,385	(6,385)	—
Adjustment of Series C Preferred Stock conversion price	—	—	—	—	672	(672)	—
Modification of common stock warrants	—	—	—	—	479	—	479
Reclassification of May 2023 Warrants	—	—	—	—	1,360	—	1,360
Reclassification of embedded derivative liability	—	—	—	—	169	—	169
Issuance of common stock in connection with 2023 Warrant Reprice Transaction, net of offering costs	—	—	72	—	101	—	101
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	291	—	291
Balance at December 31, 2023	7	$1,950	321	$3	$176,210	$(174,849)	$3,314
Net loss	—	—	—	—	—	(7,223)	(7,223)
Conversion of Series B Preferred Stock to common stock	(5)	(268)	625	6	262	—	—
Conversion of Series C Preferred Stock to common stock	(1)	(1,676)	205	2	1,674	—	—
Adjustment of Series C Preferred Stock conversion price	—	—	—	—	380	(380)	—
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	—	—	—	—	69	—	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	—	—	90	1	129	—	130
Reclassification of December 2023 Warrants from liability	—	—	—	—	212	—	212
Reclassification of March 2024 Warrant from liability	—	—	—	—	100	—	100
Reclassification of embedded derivative liability	—	—	—	—	242	—	242
Shares issued for 35:1 reverse stock split due to rounding feature	—	—	107	1	(1)	—	—
Issuance of common stock and pre-funded warrants in the 2024 Public Offering, net of issuance cost	—	—	1,495	15	2,843	—	2,858
Exercise of pre-funded warrants	—	—	2,042	21	—	—	21
Adjustment to common stock warrant exercise price	—	—	—	—	1,005	(1,005)	—
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	148	—	148
Balance at December 31, 2024	1	$6	4,885	$49	$183,273	$(183,457)	$(129)

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023

Operating activities:
Net loss	$(7,223)	$(9,640)
Net income from held-for-sale assets	(111)	(404)
Net loss from discontinued operations	124	3,899
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	40	51
Stock-based compensation expense related to employee and director stock awards	148	291
Non-cash loss on divestiture of subsidiary	865	—
Non-cash loss on extinguishment of Secured Convertible Note	13	—
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	368	—
Modification of common stock warrants, included in Other expense	69	292
Non-cash gain on changes in fair value of warrant liability	(114)	(272)
Non-cash loss (gain) on changes in fair value of embedded derivative liability	18	(40)
Non-cash right-of-use amortization	341	305
Accretion of interest and amortization of debt discounts on convertible notes	874	1,690
Changes in operating assets and liabilities:
Accounts receivable	291	846
Inventory	(272)	162
Prepaid expenses and other current assets	(48)	11
Other assets	(2)	(6)
Accounts payable and accrued liabilities	(195)	(1,127)
Operating lease liabilities	(369)	(319)
Net cash used in operating activities, continuing operations	(5,183)	(4,261)

Investing activities:
Proceeds from divestiture of subsidiary	1,070	—
Purchases of property and equipment	(6)	(19)
Net cash provided by (used in) investing activities, continuing operations	1,064	(19)

Financing activities:
Proceeds from Warrants Exercise	247	565
Proceeds from issuance of common stock and pre-funded warrants the 2024 Public Offering, net of issuance costs	2,858	—
Proceeds from Bridge Loan	500	—
Proceeds from issuance of Secured Convertible Notes and May 2023 Warrants, net of discounts	—	3,000
Payments on Secured Convertible Notes	(1,990)	(1,474)
Cash debt issuance cost	(115)	(181)
Net cash provided by financing activities, continuing operations	1,500	1,910

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(2,619)	(2,370)
Net increase in cash and cash equivalents, held-for-sale assets	126	503
Net decrease in cash and cash equivalents, discontinued operations	(206)	(373)
Net decrease in cash, cash equivalents and restricted cash, consolidated	(2,699)	(2,240)
Cash, cash equivalents and restricted cash, beginning of year	3,606	5,846
Less: Cash and cash equivalents of discontinued operations, end of year	—	(206)
Cash, cash equivalents and restricted cash of continuing operations, end of year	$907	$3,400

	For the Years Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid in continuing operations	$147	$174
Interest paid in discontinued operations	—	15

	For the Years Ended December 31,
	2024	2023
Supplemental disclosure of non-cash information:
Conversions of preferred stock to common stock	$1,944	$1,023
Down round feature adjustments related to preferred stock	380	7,057
Down round feature adjustments related to common stock warrants	1,005	—
Issuance of derivative liability in conjunction with Unsecured Convertible Notes	224	—
Warrant liabilities transferred to equity	312	1,360
Embedded derivative liability transferred to equity	242	169

The accompanying notes are an integral part of these consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company” or “our,” “we,” or “us”) has historically been focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. We have undergone significant changes to our business and operations as a result of a series of completed transactions summarized below. Following the closing of each of these transactions, we have significantly reduced our business operations and currently have limited sources of future revenue.

As a result of completing each of the transaction discussed below, we have significantly reduced our business operations and currently have limited sources of future revenue generation. Our Company was historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. The Avenova Assets were our leading products formulated with our proprietary, stable and pure form of hypochlorous acid and were cleared by the FDA for sale in the United States. As described in additional detail below, subsequent to December 31, 2024, on January 17, 2025, we completed the Avenova Asset Sale. See additional discussion under the section “Recent Developments and Stock Exchange Listing” and subheading “Avenova Asset Sale” below.

Our primary continuing operations were focused on our eyecare products during each of the years ended December 31, 2024 and 2023. However, as described further below, on September 19, 2024, the Company entered into the Purchase Agreement with PRN, pursuant to which PRN agreed to acquire the Avenova Assets, which transaction constituted the sale of substantially all of our revenue generating and operating assets. Subsequent to December 31, 2024, we completed the Avenova Asset Sale on January 17, 2025. See additional information about the Avenova Asset Sale in Note 12, “Avenova Asset Sale and Bridge Note” and Note 23, “Subsequent Events.”

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated pursuant to the Reincorporation and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as one reportable segment, eyecare and wound care.

On May 30, 2024, the Company effected the Reverse Stock Split. Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Held-for-Sale Assets

We historically manufactured and sold a proprietary form of hypochlorous acid for the wound care market under the NeutroPhase and PhaseOne brands. Our wound care products were used for cleansing and irrigation as part of surgical procedures, as well as treating wounds, burns, ulcers and other injuries. Subsequent to December 31, 2024, on January 8, 2025, we completed the Wound Care Divestiture to Phase One. Following the Wound Care Divestiture, we are continuing to manufacture our wound care products under remaining contractual obligations to our distribution partner in China. We anticipate fulfilling these obligations by the end of the second quarter of 2025. See additional information about the Wound Care Trademarks and the Wound Care Divestiture in Note 22, “Wound Care Divestiture and Held-for-Sale Assets.”

Discontinued Operations

Through our former subsidiary DERMAdoctor, the Company also offered over 30 dermatologist-developed products targeting common skin concerns, ranging from aging and blemishes to dry skin, perspiration and keratosis pilaris. On March 25, 2024, we announced that we had completed the DERMAdoctor Divestiture. See additional information about DERMAdoctor and the DERMAdoctor Divestiture in Note 21, “DERMAdoctor Divestiture and Discontinued Operations.”

Plan of Dissolution

The Board unanimously approved the Avenova Asset Sale as described above and further determined at the same time that, if the Avenova Asset Sale was completed, that the best opportunity available to maximize the remaining value for our Company and to our stockholders was to wind-up the Company’s affairs and pursue the Dissolution pursuant to the Plan of Dissolution that may result in distributions to our stockholders of our remaining asset value, if any remains. The Avenova Asset Sale and the Dissolution were presented to stockholders at the 2024 Special Meeting that was originally convened on November 22, 2024 and was subsequently adjourned and finally reconvened on January 30, 2025. At the 2024 Special Meeting reconvened on January 16, 2025, we received stockholder approval for the Avenova Asset Sale; however, we did not receive the requisite vote of stockholders representing a majority of the outstanding shares of our common stock to approve the Dissolution. The Avenova Asset Sale was completed subsequent to December 31, 2024 on January 17, 2025. With the Company having completed the sale of substantially all of its assets in the Avenova Asset Sale and sold all of its wound care inventory to Phase One in the Wound Care Divestiture, the Board, upon further analysis of the best opportunity to maximize the remaining value for the Company and its stockholders, among the other alternatives currently available, determined that it is in the best interest of the Company and its stockholders for the Company to continue pursuing the voluntary Dissolution pursuant to the Plan of Dissolution.

The ability of the Company to proceed with the Dissolution under Delaware law is subject to the Company first receiving stockholder approval. Accordingly, the Company intends to hold the New Special Meeting of stockholders where the Company’s stockholders will be asked to, among other items, consider and approve the Dissolution pursuant to the Plan of Dissolution. If the Company’s stockholders approve the Dissolution on April 16, 2025, and the Board determines to proceed with the Dissolution, then the Company would consider liquidation to be imminent and apply the liquidation basis of accounting pursuant to the accounting principles generally accepted in the United States (“U.S. GAAP”). See additional discussion in Note 23, “Subsequent Events.”

Liquidity

Based on our funds available on December 31, 2024, as well as net proceeds of approximately $10.5 million from the Avenova Asset Sale that was completed on January 17, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through April 2, 2026. However, there is uncertainty with respect to our strategic direction, as the Dissolution is subject to stockholder approval and we are also exploring other potential strategic alternatives that may be available to us, and, as a result, when we do pursue our strategic direction, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, DERMAdoctor, as of and for years ended December 31, 2024 and 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

See also Note 21, “DERMAdoctor Divestiture and Discontinued Operations” and Note 22, “Wound Care Divestiture and Held-for-Sale Assets.”

Financial Statement Reclassification

Certain account balances from the prior year have been reclassified in these consolidated financial statements to conform to current year classifications. The prior year amounts have been modified in these consolidated financial statements to properly report amounts under current operations and discontinued operations (see Note 21, “DERMAdoctor Divestiture and Discontinued Operations” and Note 22, “Wound Care Divestiture and Held-for-Sale Assets”).

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

Segment Information

The Company has one operating and reportable segment that encompasses the Company’s consolidated ongoing operations, reflecting the integrated nature of its business that involves the commercialization of its eyecare and wound care products as of December 31, 2024. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The measurement of profit and loss is the segment loss, which is equivalent to the “net loss from continuing operations” as reported on the Company's statement of operations. The measurement of segment assets is reported on the Company’s balance sheet as “total assets”. The CODM allocates resources and assesses performance on a consolidated basis, focused on the Company’s cash resources and an assessment of the probability of success of its ongoing commercial activities. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

The Company’s revenue is predominantly generated in the United States and all of the Company’s assets are held in the United States.

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$430	$3,130
Restricted cash included in other assets	477	476
Cash and cash equivalents, discontinued operations	-	(206)
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$907	$3,400

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

During the years ended December 31, 2024 and 2023, revenues from significant product categories were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Avenova Spray	$8,673	$7,805
NeutroPhase	-	1,377
Other products	1,074	1,273
Total product revenue, net	9,747	10,455
Other revenue, net	34	-
Total sales, net	$9,781	$10,455

During the years ended December 31, 2024 and 2023, revenues were derived primarily from sales of Avenova branded products, directly to consumers through Amazon.com and Avenova.com. Sales of Avenova Spray via Amazon comprised 73% and 67% of total Avenova Spray net revenue during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, accounts receivable from our major distribution partners and major retailers greater than 10% were as follows (in thousands):

	December 31,	December 31,
Major distribution partner	2024	2023
Major U.S. Retailer A	$194	$148
Avenova Spray Pharmacy Distributor A	46	*
Avenova Spray Pharmacy Distributor B	39	93
Avenova Spray Pharmacy Distributor C	39	*
Chongqing Pioneer Pharma Holdings Limited	*	243

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

See additional information in Note 3, “Fair Value Measurements.”

Allowance for Credit Losses

The Company has maintained an allowance for estimated losses resulting from the inability of its customers to meet their financial obligations to the Company. The Company has recognized an allowance for credit losses based on factors such as historical experience, contract terms and general and market business conditions. The Company’s future collection experience can differ significantly from historical collection trends due to such factors as changing customer circumstances and uncertain economic and industry trends. The allowance has been re-evaluated by us on a regular basis and adjusted as needed, however, as a result of recent changes to our business and operations this practice is being reevaluated going forward. Once a receivable is deemed to be uncollectible, such balance is then charged against the allowance. Management recorded a reserve for allowance for credit losses of $3 thousand as of December 31, 2024 and 2023.

Inventory

Inventory is comprised of (1) raw materials and supplies, such as bottles, packaging materials, labels, boxes and pumps; (2) goods in progress, which are normally filled but unlabeled bottles; and (3) finished goods. The price paid to contract manufacturers to produce our products is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method. At December 31, 2024 and 2023, management had recorded an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments of $30 thousand and $218 thousand, respectively.

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

During the fourth quarter of 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company’s annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing the qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that the fair value of the reporting unit may more likely than not be less than carrying amount, which necessitated the Company performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill related to its DERMAdoctor reporting unit was fully impaired as of December 31, 2023 which resulted in goodwill impairment charges of $0.3 million during the year ended December 31, 2023, which is reflected in the net loss from discontinued operations caption in the Company’s consolidated statements of operations. The Company did not perform its annual goodwill impairment analysis in the fourth quarter of 2024 because the DERMAdoctor business had been fully impaired as of December 31, 2023 and was subsequently disposed of pursuant to the DERMAdoctor Divestiture.

During the fourth quarter of 2023 the Company also performed its indefinite-lived intangible asset impairment assessment. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the Company’s indefinite-lived intangible assets, to determine whether it is more likely than not that the Company’s indefinite-lived intangible assets were impaired. After assessing the totality of events and circumstances, and their potential effect on significant inputs to the fair value calculation, the Company determined that it is more likely than not that its indefinite-lived intangible assets related to its DERMAdoctor reporting unit were impaired. As such, the Company performed a quantitative impairment test on its indefinite-lived intangible assets. Based on the quantitative impairment test, the Company determined that its indefinite-lived trade name intangible asset should be fully impaired as of December 31, 2023, which resulted in a $1.1 million impairment charge being recorded during the year ended December 31, 2023, which is reflected in the net loss from discontinued operations caption in the Company’s consolidated statements of operations. The Company did not perform its annual indefinite-lived intangible asset impairment analysis in the fourth quarter of 2024 because the DERMAdoctor business had been fully impaired as of December 31, 2023 and was subsequently disposed of pursuant to the DERMAdoctor Divestiture.

Valuation of Contingent Consideration Resulting from a Business Combination

As part of the Company’s acquisition of the DERMAdoctor business in 2021, the Company was subject to paying consideration that was contingent upon the achievement of specified milestone events. The Company recorded this contingent consideration at its fair value on the acquisition date. Each quarter thereafter, the Company revalued the contingent consideration and recorded changes in fair value within the consolidated statements of operations. Contingent consideration was dependent upon financial targets for calendar years 2022 and 2023 which were not met. As a result, the liability recorded for potential earn out payments in the Company’s consolidated balance sheets was zero as of December 31, 2023.

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

In connection with the above-mentioned DERMAdoctor reporting unit impairments, discussed in the goodwill and indefinite-lived intangible assets caption above, the Company determined that all of the DERMAdoctor business definite long-lived intangible assets and property and equipment were also impaired. As such, the Company recorded an impairment charge in the year ended December 31, 2023 of $1.0 million, for the impairment of long-lived intangible assets which is reflected in the caption net loss from discontinued operations in the Company’s consolidated statements of operations; $0.1 million for the impairment of a right-of-use asset which is reflected in the caption net loss from discontinued operations in the Company’s consolidated statements of operations in the year ended December 31, 2023; and of $2 thousand, net in the year ended December 31, 2023, for property and equipment which is reflected in the net loss from discontinued operations caption in the Company’s consolidated statements of operations. The Company did not perform an analysis for impairment of long-lived intangible assets in the fourth quarter of 2024 because the DERMAdoctor business had been fully impaired as of December 31, 2023 and was subsequently disposed of pursuant to the DERMAdoctor Divestiture.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received. Additionally, the Company determined that a right-of-use asset related to the DERMAdoctor business had been fully impaired as of December 31, 2023. Accordingly, the Company recorded an impairment charge of $0.1 million which is reflected in the caption net loss from discontinued operations in the Company’s consolidated statements of operations in the year ended December 31, 2023.

The Company has elected to combine lease and non-lease components as a single component. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use assets and lease liability for leases being greater than if the policy election was not applied. Leases include variable components (e.g., common area maintenance) that are paid separately from the monthly base payment based on actual costs incurred and therefore were not included in the right-of-use assets and lease liability but are reflected as an expense in the year incurred.

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions” and Note 14, “Common Stock Warrants and Warrant Liabilities,” subheading “Summary of Common Stock Warrant Liabilities.”

Amendments to warrant terms are recorded as a non-cash gain or loss on modification of common stock warrants. The gain or loss represents the decrease or increase in the fair value of the amended warrants when comparing the value immediately before and after amendment using the Black-Scholes option pricing model. See Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Preferred Stock

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 15, “Stockholders’ Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. When a conversion price was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

Revenue generated from end consumers through third-party online retailers, such as Amazon, as well as the Company’s web store (Avenova.com) is recognized on a “sell-through” basis when control of the goods is transferred to the consumer, which generally occurred upon delivery of the products to the party fulfilling the consumer’s order. Revenue is recorded net of any discounts and estimates for refunds and product returns. Fees paid to third-party online retailers and fulfillment parties are recorded as incurred in the Company’s consolidated statements of operations. Fulfillment and shipping and handling fees are recorded as product cost of goods sold. Selling commissions and advertising and promotion fees are recorded as sales and marketing expenses.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $0.7 million and $1.1 million, respectively, for the years ended December 31, 2024 and 2023.

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 16, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

Net Loss per Share

The Company computes net loss per share by presenting both basic and diluted loss per share (“EPS”) as shown in the Company’s consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Series B Preferred Stock and Series C Preferred Stock were excluded from the computation of diluted net loss per share as their inclusion on an “if converted” basis would have been anti-dilutive. The Series B Preferred Stock and Series C Preferred Stock were considered anti-dilutive because such securities did not have a contractual obligation to participate in losses of the Company.

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	As of December 31,
	2024	2023
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	15,065	640,800
Common stock equivalent of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”)	-	125,371
Stock options	6,859	3,568
Stock warrants	10,836,275	210,927
	10,858,199	980,666

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which is intended to provide enhanced segment disclosures. The standard requires disclosures about significant segment expenses and other segment items and identifying the CODM and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard did not have a significant impact on Company’s financial statements or related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2023. The Company adopted the new standard effective January 1, 2023, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$477	$477	$—	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$476	$476	$—	$—

Liabilities
Warrant liability	$334	$—	$334	$—

The Company’s cash equivalents and restricted cash held as certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Secured Convertible Notes and Unsecured Convertible Notes (see Note 13, “Convertible Notes”) are carried at proceeds, net of discounts, which management believes approximates fair value. As a result of certain call and put options within the Secured Convertible Notes and Unsecured Convertible Notes, the Company recorded an embedded derivative liability on its consolidated balance sheets with a corresponding debt discount which is netted against the face value of the Secured Convertible Notes and Unsecured Convertible Notes. The fair value of the embedded derivatives were calculated using the Black Scholes valuation model using Level 2 inputs of the fair value hierarchy.

The fair value of the December 2023 Warrants issued in conjunction with the 2023 Warrant Reprice Transaction as well as the accounting for the warrant amendment and preferred stock conversion price adjustments that resulted from the 2023 Warrant Reprice Transaction were classified within Level 2. The fair value of the March 2024 Warrant issued in conjunction with the 2024 Subsidiary Guarantee Termination was classified within Level 2.

See Note 14, “Common Stock Warrants and Warrant Liabilities,” subheading “Summary of Common Stock Warrant Liabilities,” for a reconciliation of the beginning and ending balances for the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this annual report. The following tables summarize the assumptions utilized for valuations impacting results for the years ended December 31, 2024 and 2023. See also Note 16, “Equity-Based Compensation” for related Black Scholes valuation assumptions.

Warrant Liabilities

Various of the Company’s warrants have been subject to stockholder approval upon issuance or amendment and prior to exercise. Warrants requiring stockholder approval are recorded as a liability at fair value upon issuance or amendment and continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs at which time they are transferred to stockholders’ equity at their fair value on the date of approval. Fair value was determined using a Black Scholes model as outlined below. See Note 14, “Common Stock Warrants and Warrant Liabilities” for additional information and the definitions of the Company’s warrants.

	May 2023 Warrants				May 2023 Warrants
Measurement event	Issuance				Stockholder Approval

Date	May 1, 2023				June 9, 2023
Total Value	$1.6 million				$1.4 million
Gain (Loss)	not applicable				$0.2 million

Assumptions:
Exercise price	$45.50				$45.50
Market price	$25.20			(a)	$23.80
Volatility	80.1%				77.6%
Risk-free rate	3.60	-	4.04%		3.92	-	4.59%
Dividend yield	0.0%				0.0%
Term (years)	2.1	-	5.1		2.0	-	5.0

	December 2023 Warrants	December 2023 Warrants
Measurement event	Reporting Date	Stockholder Approval

Date	December 31, 2023	May 28, 2024
Total Value	$0.3 million	$0.2 million
Gain (Loss)	$56 thousand	$(51 thousand)

Assumptions:
Exercise price	$8.75	$8.75
Market price	$7.14	$4.94
Volatility	79.3%	83.9%
Risk-free rate	3.85%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.1

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Reporting Date	Stockholder Approval
Date	March 31, 2024	May 28, 2024
Total Value	$0.1 million	$0.1 million
Gain (Loss)	$21 thousand	$(28 thousand)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$3.66	$4.94
Volatility	86.9%	83.9%
Risk-free rate	4.21%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.3

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

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

	July 2020, November 2021, September 2022 & November 2022 Warrants
Measurement event	Prior to amendment				After amendment
Date	April 27, 2023				April 27, 2023
Total Value	$0.3 million				$0.5 million
Loss	not applicable				$0.2 million

Assumptions:
Exercise price	$220.50				$52.50
Market price	$25.20			(a)	$25.20			(a)
Volatility	80.1%				80.1%
Risk-free rate	3.59	-	4.73%		3.59	-	4.73%
Dividend yield	0.0%				0.0%
Term (years)	1.1	-	5.6		1.1	-	5.6

	May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	December 21, 2023			December 21, 2023
Total Value	$56 thousand			$0.2 million
Loss	not applicable			$0.1 million

Assumptions:
Exercise price	$45.50			$8.75
Market price	$8.07			$8.07
Volatility	79.3%			79.3%
Risk-free rate	3.92	-	4.62%	3.92	-	4.62%
Dividend yield	0.0%			0.0%
Term (years)	1.5	-	4.5	1.5	-	4.5

	September 2022, November 2022, and May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	June 14, 2024			June 14, 2024
Total Value	$66 thousand			$0.1 million
Loss	not applicable			$70 thousand

Assumptions:
Exercise price	$8.75-52.50			$2.50
Market price	$2.51			$2.51
Volatility	89.3%			89.3%
Risk-free rate	4.27	-	5.08%	4.27	-	5.08%
Dividend yield	0.0%			0.0%
Term (years)	1.0	-	4.4	1.0	-	4.4%

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.

Warrant Down Round Feature Adjustment

Terms of the Company’s outstanding 2024 July Warrants included a down round feature adjustment whereby the applicable exercise price was automatically adjusted (see Note 11, “Financing Activities”). When the exercise price was adjusted, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the 2024 July Warrants immediately prior to the conversion price adjustment and (2) the fair value of the 2024 July Warrants immediately after the conversion price adjustment. Fair value was determined using a Black Scholes model, as outlined below.

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

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (see Note 15, “Stockholders’ Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. When a conversion price was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

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

Bifurcatable Derivatives

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 13, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

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

Upon issuance in May 2023, the Secured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 13, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Secured Convertible Notes derivative	Secured Convertible Notes derivative
Measurement event	Issuance	Shareholder Approval
Date	April 27, 2023	June 9, 2023
Total value (b)	$0.2 million	$0.2 million
Gain	not applicable	$40 thousand

Assumptions:
Exercise price	$45.50	$45.50
Market price	25.20 (a)	$23.80
Volatility	80.1%	76.9%
Risk-free rate	4.88%	5.41%
Dividend yield	0.0%	0.0%
Term (years)	0.8	0.7

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Adjusted for probability of occurrence.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid dues and subscriptions	$76	$85
Prepaid taxes & licenses	69	83
Prepaid insurance	48	66
Prepaid inventory	-	73
Other	110	81
Less: Prepaid expenses from discontinued operations included above	-	(132)
Total prepaid expenses and other current assets	$303	$256

NOTE 5. INVENTORY

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials and supplies	$127	$943
Finished goods	792	2,168
Less: Reserve for excess and obsolete inventory	(106)	(264)
Inventory from held-for-sale assets, net of reserve	(48)	(63)
Less: Inventory from discontinued operations, net of reserve, included above	-	(2,313)
Total inventory, net	$765	$501

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Office and laboratory equipment	$20	$20
Furniture and fixtures	157	157
Computer equipment and software	413	431
Leasehold improvements	152	152
Total property and equipment, at cost	742	760
Less: Accumulated depreciation	(689)	(673)
Total property and equipment, net	$53	$87

Depreciation expense related to continuing operations was $40 thousand and $51 thousand for the years ended December 31, 2024 and 2023, respectively. The Company recorded no depreciation expense during the years ended December 31, 2024 and 2023, and no property and equipment as of December 31, 2024 and 2023 related to discontinued operations.

During the years ended December 31, 2024 and 2023 the Company disposed of damaged, unusable and fully depreciated property and equipment with a cost of approximately $25 thousand and $68 thousand, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded an impairment charge of $0 and $2 thousand, net, respectively, for the years ended December 31, 2024 and 2023 for DERMAdoctor property and equipment which is reflected in the net loss from discontinued operations caption in the Company’s consolidated statements of operations.

NOTE 7. GOODWILL

Goodwill is accounted for in accordance with ASC 350, Intangibles-Goodwill and Other. The Company does not amortize goodwill, but rather tests for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

During the fourth quarter of 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company’s impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that the fair value of the reporting unit was more likely than not less than the carrying amount, which necessitated the Company performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill related to its DERMAdoctor reporting unit was fully impaired during the year ended December 31, 2023. As such, the Company recorded a goodwill impairment charge in the year ended December 31, 2023, which is included in net loss from discontinued operations in the Company’s consolidated statements of operations. There was no such goodwill impairment recorded during the year ended December 31, 2024. The impairment information is discussed in Note 2, “Summary of Significant Accounting Policies.” On March 25, 2024, we closed the DERMAdoctor Divestiture. See additional information in Note 21, “DERMAdoctor Divestiture and Discontinued Operations.”

The following roll-forward presents the Company’s goodwill as of December 31, 2023 (in thousands):

Amount
Balance as of December 31, 2022	$348
Impairment	348
Balance as of December 31, 2023	$—

NOTE 8. OTHER INTANGIBLE ASSETS

The following roll-forward presents the Company’s other intangible assets as of December 31, 2023 (in thousands):

	Balance at December 31, 2023
		Accumulated	Impairments
	Gross	Amortization	to Date	Net
Indefinite-lived intangible assets
DERMAdoctor Trade names	$2,080	$—	$(2,080)	$—

Amortizable intangible assets
DERMAdoctor Customer relationships	290	(60)	(230)	—
DERMAdoctor Trade secrets / product formulations	2,890	(515)	(2,375)	—

Total other intangible assets	$5,260	$(575)	$(4,685)	$—

The Company determined that its indefinite-lived and long-lived amortizable intangible assets related to its DERMAdoctor business were fully impaired during the year ended December 31, 2023. As such, the Company recorded an intangible asset impairment charge of $2.1 million in the year ended December 31, 2023 which is included in net loss from discontinued operations in the Company’s consolidated statements of operations. There was no such intangible asset impairment charge recorded during the year ended December 31, 2024. The impairment information is discussed in Note 2, “Summary of Significant Accounting Policies.” On March 25, 2024, we closed the DERMAdoctor Divestiture, resulting in the sale of the indefinite-lived and long-lived amortizable intangible assets. See additional information in Note 21, “DERMAdoctor Divestiture and Discontinued Operations.”

Amortization expense was $152 thousand during the year ended December 31, 2023 which is included in net loss from discontinued operations. There was no such expense recorded during the year ended December 31, 2024 as the related assets were fully impaired prior to 2024 and subsequently sold in conjunction with the DERMAdoctor Divestiture.

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Employee payroll and benefits	$597	$341
Contract liabilities (see Note 17)	488	946
Other	172	229
Less: Accrued liabilities from discontinued operations included above	-	(347)
Total accrued liabilities	$1,257	$1,169

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2024 or 2023.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its clinical research organizations, investigators, clinical sites, suppliers, and others. Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2024 or 2023.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of December 31, 2024 and 2023, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027.

Lease costs for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Operating lease – expense	$400	$403
Operating lease – included in operating cash flow	426	414

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	2.6	3.6
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of December 31, 2024 were as follows (in thousands):

2025	$439
2026	444
2027	290
Total future minimum lease payments	1,173
Less: Imputed interest	(66)
Total	$1,107

Reported as:
Operating lease liability	$398
Operating lease liability- non-current	709
Total	$1,107

NOTE 11. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 13, “Convertible Notes;” 14, “Common Stock Warrants and Warrant Liabilities” and 15, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

2024 Public Offering

On July 26, 2024, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co., Inc., as the sole underwriter (the “Underwriter”), relating to the issuance and sale in a public offering of: (i) 1,158,566 shares of common stock and 2,041,814 July 2024 Pre-Funded Warrants, in lieu of shares of common stock, (ii) 3,200,380 Series F-1 Warrants to purchase up to 3,200,380 shares of common stock, (iii) 3,200,380 Series F-2 Warrants to purchase up to 3,200,380 shares of common stock and (iv) 3,200,380 Series F-3 Warrants to purchase up to 3,200,380 shares of common stock.

The Series F-1 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the five-year anniversary of the date of issuance. The Series F-2 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and expired on the six-month anniversary of the date of issuance. The Series F-3 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the one-year anniversary of the date of issuance. The July 2024 Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.01 per share and could be exercised at any time until the July 2024 Pre-Funded Warrants were exercised in full. As of September 30, 2024, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

The July 2024 Warrants include a down round feature adjustment where the exercise price was automatically reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the volume weighted average prices for the five (5) trading days immediately preceding the date that is sixty calendar days after issuance of the July 2024 Warrants as applicable. Such down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $0.66 per share. As a result of the reduced exercise price, a deemed dividend of $1.0 million was recognized in accordance with a Black Scholes valuation model.

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

The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million. Net proceeds of $2.9 million were recorded as equity after taking into account underwriting discounts and commissions. A portion of the proceeds were used towards repaying the Secured Convertible Notes, which were repaid in full during the third quarter of 2024.

2024 Warrant Reprice Transaction

In June 2024, the Company entered into a warrant reprice transaction (the “2024 Warrant Reprice Transaction”) with certain existing holders of (i) warrants issued in September 2022 to purchase common stock, (ii) Series A-1 warrants issued in November 2022 to purchase common stock, (iii) Series B-1 Warrants issued in May 2023 to purchase common stock, and (iv) Series B-2 Warrants issued in May 2023 to purchase common stock (collectively (i) through (iv), the “Participant Warrants”). The participants agreed to exercise a portion of their Participant Warrants at a reduced exercise price of $2.50 per share. Participant Warrants were exercised for an aggregate of 90,381 shares of common stock, resulting in gross proceeds of approximately $0.2 million.

The Company also issued participants in the 2024 Warrant Reprice Transaction a new June 2024 Warrant to purchase a number of shares of common stock equal to 100% of the shares of common stock exercised. The June 2024 Warrants are substantially similar to the Participant Warrants, except that the June 2024 Warrants will (i) be initially exercisable on the six-month anniversary of the date of issuance; (ii) have an exercise price of $2.57 per share; and (iii) have a term of five (5) years and six (6) months from the date of the closing of the 2024 Warrant Reprice Transaction.

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” during the year ended December 31, 2024.

2023 Warrant Reprice Transaction

In December 2023, the Company entered into a warrant reprice transaction (the “2023 Warrant Reprice Transaction”) whereby the price terms of certain May 2023 Warrants exercisable for 2,528,848 shares of common stock (72,252 shares post-Reverse Stock Split) were amended and exercised. The price of the amended and exercised May 2023 Warrants was reduced from $1.30 per share ($45.50 per share post-Reverse Stock Split) to $0.25 per share ($8.75 per share post-Reverse Stock Split). The Company also issued to participants in the 2023 Warrant Reprice Transaction, the December 2023 Warrants exercisable for 2,528,848 shares of common stock (72,252 shares post-Reverse Stock Split).

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

NOTE 12. AVENOVA ASSET SALE AND BRIDGE LOAN

On September 19, 2024, the Company entered into an Asset Purchase Agreement, dated September 19, 2024, as amended by Amendment No. 1 to the Asset Purchase Agreement, dated November 5, 2024 (as so amended, the “Purchase Agreement”) in connection with the Avenova Asset Sale, pursuant to which PRN agreed to acquire the Avenova Assets. The Purchase Agreement provided for, among other terms, a base purchase price of $11.5 million for the Avenova Assets and for PRN to provide the Company with a $1.0 million secured promissory note (the “Bridge Loan”).

The Bridge Loan provided for the Company to receive a secured loan of up to $1.0 million from PRN as the lender that could have been funded in two tranches of $0.5 million each upon the Company providing written notice to PRN on or after November 22, 2024 and on or after December 6, 2024. The amounts borrowed under the Bridge Loan were required to be used for working capital purposes, bore interest at a rate of 10% per annum and were secured by all of the Company’s assets as collateral. The Bridge Loan matured upon the earlier of the closing of the Avenova Asset Sale (and repaid from the purchase price), immediately upon termination of the Purchase Agreement, or on February 28, 2025. On November 22, 2024, the Company requested and received the first tranche of $0.5 million under the Bridge Loan, which remained outstanding as of December 31, 2024. The Company did not request the second tranche. The Bridge Loan was settled upon closing of the Avenova Asset Sale subsequent to December 31, 2024, on January 17, 2025. See also Note 23, “Subsequent Events.”

NOTE 13. CONVERTIBLE NOTES

Unsecured Convertible Notes

In March 2024, the Company issued $525 thousand aggregate principal amount of unsecured convertible notes (the “Unsecured Convertible Notes”) in conjunction with the 2024 Subsidiary Guarantee Termination. The 2024 Subsidiary Guarantee Termination was executed with certain holders of the Secured Convertible Notes in order to close the DERMAdoctor Divestiture (see additional discussion in Note 11, “Financing Activities” and Note 21, “DERMAdoctor Divestiture and Discontinued Operations”). The Unsecured Convertible Notes are due March 25, 2026 and bear no stated interest.

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $0.14 per share ($4.90 per share post-Reverse Stock Split) at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. Upon issuance and as of December 31, 2024, the Unsecured Convertible Notes were convertible for up to 3,750,000 shares of common stock (107,146 shares post-Reverse Stock Split).

Upon issuance in March 2024, the lender’s conversion option under the Unsecured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $159 thousand as of March 31, 2024 in accordance with a Black Scholes valuation model. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.” Upon stockholder approval on May 28, 2024, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $242 thousand as of May 28, 2024. The change of $83 thousand in fair value between March 31, 2024 and May 28, 2024 was recorded as a non-cash loss on change in fair value of embedded derivative liability in the consolidated statements of operations. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. During the year ended December 31, 2024, the effective interest rate on the Unsecured Convertible Notes was 144%. During the year ended December 31, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $62 thousand, which was included in other expense, net in the consolidated statements of operations.

Secured Convertible Notes

In May 2023, the Company issued $3.3 million aggregate principal amount Original Issue Discount Senior Secured Convertible Debentures (the “Secured Convertible Notes”) in conjunction with the 2023 Private Placement (see Note 11, “Financing Activities”). The Secured Convertible Notes were issued with a $300 thousand original issue discount. The Secured Convertible Notes were originally due November 1, 2024 and were repaid in full during the third quarter of 2024 from the proceeds of the 2024 Public Offering. The Company paid $13 thousand more than the carrying amount of the Secured Convertible Notes, resulting in a loss on extinguishment that was expensed as “Extinguishment of Secured Convertible Notes” in the consolidated statements of operations. Upon full repayment, the Company was released from any further obligations under the Secured Convertible Notes with the lenders.

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

The Secured Convertible Notes also provided for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes were outstanding. In connection with the 2023 Warrant Reprice Transaction (see Note 15, “Stockholders’ Equity”), the Company made such a payment totaling $126 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Warrant Reprice Transaction (see Note 15, “Stockholders’ Equity”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Public Offering (see Note 15, “Stockholders’ Equity”), the Company repaid the remaining balance of the Secured Convertible Notes with a payment totaling $433 thousand in cash.

Upon issuance in May 2023, the lender’s conversion option under the Secured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $209 thousand as of the date of issuance. After stockholder approval of the underlying common stock, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $169 thousand upon stockholder approval. The change of $40 thousand in fair value between the date of issuance and stockholder approval was recorded as a non-cash gain on change in fair value of embedded derivative liability in the consolidated statements of operations. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

The difference between the $1.2 million allocated to the Secured Convertible Notes and the $3.3 million aggregate principal amount represented discounts for the portion of proceeds allocated to the embedded derivative liability and the May 2023 Warrants (See Note 14, “Common Stock Warrants and Warrant Liabilities”) as well as the $0.3 million original issue discount. The Company also allocated $0.3 million of debt issuance costs to the Secured Convertible Notes.

The discounts and debt issuance costs were amortized to interest expense using the effective interest rate method over the term of the Secured Convertible Notes. The effective interest rate on the Secured Convertible Notes was 173%. During the year ended December 31, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $0.8 million which was included in other expense, net in the consolidated statements of operations.

NOTE 14. COMMON STOCK WARRANTS AND WARRANT LIABILITIES

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 11, “Financing Activities;” and 15, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

July 2024 Pre-Funded Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued 2,041,814 July 2024 Pre-Funded Warrants (in lieu of shares of common stock (see additional discussion in Note 11, “Financing Activities”). The July 2024 Pre-Funded Warrants were classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, were immediately exercisable, did not embody an obligation for us to repurchase our shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise.

As of December 31, 2024, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

July 2024 Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued new July 2024 Warrants.

●	Series F-1 Warrants exercisable for 3,537,212 shares of common stock for an initial exercise price of $1.10 per share through July 30, 2029; and
●	Series F-2 Warrants exercisable for 3,537,212 shares of common stock for an initial exercise price of $1.10 per share through January 29, 2025; and
●	Series F-3 Warrants exercisable for 3,537,212 shares of common stock for an initial exercise price of $1.10 per share through July 29, 2025.

The July 2024 Warrants were classified as a component of permanent equity. The July 2024 Warrants down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $0.66 per share. As a result of the reduced exercise price, a deemed dividend of $1.0 million was recognized in accordance with a Black Scholes valuation model. See Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

June 2024 Warrants

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “June 2024 Warrants”) exercisable for 90,381 shares of common stock for $2.57 per share through December 17, 2029. The June 2024 Warrants were classified as a component of permanent equity.

March 2024 Warrant

In March 2024, the Company executed the First Amendment and Subsidiary Guarantee Consent as part of the 2024 Subsidiary Guarantee Termination with holders of the Secured Convertible Notes (see Note 13, “Convertible Notes”) in order to satisfy a closing condition for the DERMAdoctor Divestiture (see additional discussion in Note 11, “Financing Activities” and Note 21, “DERMAdoctor Divestiture and Discontinued Operations”). In exchange for the consent of each holder, the option, at the holder’s election, to receive upon the closing of the DERMAdoctor Divestiture either, a new common stock warrant (the “March 2024 Warrant”), or a new unsecured convertible note (see additional discussion in Note 11, “Financing Activities”). One holder elected the option to receive a March 2024 Warrant exercisable for 1,000,000 shares of common stock (28,572 shares post-Reverse Stock Split) for $0.14 per share ($4.90 per share post-Reverse Stock Split).

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

In December 2023, in conjunction with the 2023 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $0.25 per share ($8.75 per share post-Reverse Stock Split). Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $1.30 per share ($45.50 per share post-Reverse Stock Split)):

●	May 2023 B-1 Warrants exercisable for 634,616 shares of common stock (18,132 shares post-Reverse Stock Split); and
●	May 2023 B-2 Warrants exercisable for 1,894,232 shares of common stock (54,120 shares post-Reverse Stock Split).

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $2.50 per share. Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $8.75 per share):

●	May 2023 B-1 Warrants exercisable for 54,396 shares of common stock; and
●	May 2023 B-2 Warrants exercisable for 18,408 shares of common stock.

For the amendments in December 2023 and June 2024, the Company recognized a loss on modification of common stock warrants related to the May 2023 Warrants of $170 thousand and $47 thousand, respectively.

November 2022 Warrants

In November 2022, the Company issued the following common stock purchase warrants (collectively, the “November 2022 Warrants”):

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

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2022 Warrants to reduce their exercise prices from $6.30 per share ($220.50 per share post-Reverse Stock Split) to $1.50 per share ($52.50 per share post-Reverse Stock Split) as follows:

●	November 2022 A-1 Warrants exercisable for 436,510 shares of common stock (12,473 shares post-Reverse Stock Split); and
●	November 2022 A-2 Warrants exercisable for 436,510 shares of common stock (12,473 shares post-Reverse Stock Split).

In May 2024, all November 2022 Series A-2 Warrants for 14,741 shares of common stock remained unexercised and expired.

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain November 2022 Warrants to reduce their exercise prices from $52.50 per share to $2.50 per share as follows:

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

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain September 2022 Warrants exercisable for 238,574 shares of common stock (6,819 shares post-Reverse Stock Split) to reduce their exercise prices from $6.30 per share ($220.50 per share post-Reverse Stock Split) to $1.50 per share ($52.50 per share post-Reverse Stock Split).

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain September 2022 Warrants exercisable for 5,104 shares of common stock to reduce their exercise prices from $52.50 per share to $2.50 per share.

For the amendment June 2024, the Company recognized a loss on modification of common stock warrants related to the September 2022 Warrants of $7 thousand.

November 2021 Warrants

In November 2021, in conjunction with a private placement transaction, the Company issued new common stock purchase warrants (the “November 2021 Warrants”) exercisable for 1,071,434 shares of common stock (30,616 shares post-Reverse Stock Split) for an initial exercise price of $18.55 per share ($649.25 per share post-Reverse Stock Split) through March 9, 2023.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended all November 2021 Warrants to reduce their exercise prices from $18.55 per share ($649.25 per share post-Reverse Stock Split) to $6.30 per share ($220.50 per share post-Reverse Stock Split) and extend their termination date to September 11, 2028. Immediately after amendment, November 2021 Warrants were exercised for 7,654 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain November 2021 Warrants exercisable for 535,716 shares of common stock (15,308 shares post-Reverse Stock Split) to reduce their exercise prices from $6.30 per share ($220.50 per share post-Reverse Stock Split) to $1.50 per share ($52.50 per share post-Reverse Stock Split).

For the amendment May 2023, the Company recognized a loss on modification of common stock warrants related to the November 2021 Warrants of $0.1 million.

July 2020 Warrants

In July 2020, in conjunction with a private placement transaction, the Company issued new common stock purchase warrants (the “July 2020 Warrants”) exercisable for 197,105 shares of common stock (5,635 shares post-Reverse Stock Split) for an initial exercise price of $57.75 per share ($2,021.25 per share post-Reverse Stock Split) through January 22, 2026.

In September 2022, in conjunction with the 2022 Warrant Reprice Transaction, the Company amended certain July 2020 Warrants exercisable for 137,145 shares of common stock (3,921 shares post-Reverse Stock Split) to reduce their exercise prices from $57.75 per share ($2,021.25 per share post-Reverse Stock Split) to $6.30 per share ($220.50 per share post-Reverse Stock Split). Immediately after amendment, July 2020 Warrants were exercised for 60,000 shares of common stock (1,715 shares post-Reverse Stock Split).

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain July 2020 Warrants exercisable for 77,145 shares of common stock (2,206 shares post-Reverse Stock Split) to reduce their exercise prices from $6.30 per share ($220.50 per share post-Reverse Stock Split) to $1.50 per share ($52.50 per share post-Reverse Stock Split).

For the amendment in May 2023, the Company recognized a loss on modification of common stock warrants related to the July 2020 Warrants of $14 thousand.

Summary of Common Stock Warrant Activity and Outstanding

The following roll-forward presents the Company’s common stock warrants outstanding as of December 31, 2024 and 2023:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	65,886	$269.54
Warrants granted	217,312	33.28
Warrants exercised	(72,252)	8.75
Warrants expired	—	—
Outstanding at December 31, 2023	210,946	$50.96
Warrants granted	10,730,589	0.69
Pre-funded Warrants granted	2,041,814	0.01
Warrants exercised	(90,381)	2.50
Pre-funded Warrants exercised	(2,041,814)	0.01
Warrants expired	(14,879)	88.87
Outstanding at December 31, 2024	10,836,275	$1.41

Common stock warrants outstanding as of December 31, 2024 were as follows:

Series	Exercise Price	Expiration Date	Warrants
July 2020 Warrants	$2,021.25	January 22, 2026	1,714
July 2020 Warrants	$52.50	January 22, 2026	2,206
TLF Warrants	$822.96	January 15, 2026	13
November 2021 Warrants	$220.50	September 11, 2028	7,654
November 2021 Warrants	$52.50	September 11, 2028	15,308
September 2022 Warrants	$220.50	September 11, 2028	2,552
September 2022 Warrants	$52.50	September 11, 2028	1,715
November 2022 A-1 Warrants	$220.50	November 20, 2028	2,268
December 2023 Warrants	$8.75	June 21, 2029	72,256
March 2024 Warrant	$4.90	March 24, 2029	28,572
June 2024 Warrants	$2.57	December 17, 2029	90,381
July 2024 F-1 Warrants	$0.66	July 30, 2029	3,537,212
July 2024 F-2 Warrants	$0.66	January 29, 2025	3,537,212
July 2024 F-3 Warrants	$0.66	July 29, 2025	3,537,212
Total			10,836,275

Summary of Common Stock Warrant Liabilities

The following roll-forward presents the Company’s warrant liabilities measured at fair value as of December 31, 2024 and 2023 (in thousands). See additional information per Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Warrant liabilities as of December 31, 2023	$334
Decrease in fair value of December 2023 Warrant liability during period	(122)
Fair value of March 2024 Warrant upon issuance	92
Increase in fair value of March 2024 Warrant liability during period	8
Reclassification of December 2023 Warrant liability to equity during period	(212)
Reclassification of March 2024 Warrant liability to equity during period	(100)
Warrant liabilities as of December 31, 2024	$—

NOTE 15. STOCKHOLDERS' EQUITY

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the years ended December 31, 2024 and 2023 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. The Preferred Stock has anti-dilution protection (the “Ratchet”) in the event that the Company sells or grants any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. As of December 31, 2024 and 2023, 131 and 5,607 shares of Series B Preferred Stock remained outstanding, respectively. As of December 31, 2024 and 2023, outstanding shares of Series B Preferred Stock were convertible into 15,065 and 640,800 shares, respectively, at a conversion price of $8.75.

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

Series C Preferred Stock

The Company issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with a private placement transaction. As of December 31, 2024 and 2023, zero and 1,097 shares of Series C Preferred Stock remained outstanding, respectively. As of December 31, 2023, outstanding shares of Series C Preferred Stock were convertible into 125,371 shares of common stock at a conversion price of $8.75.

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

Common Stock

See Notes 11, “Financing Activities” and 14, “Common Stock Warrants and Warrant Liabilities” for a description of common stock and common stock warrant-related transactions during the years ended December 31, 2024 and 2023.

NOTE 16. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the grant of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board. The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of December 31, 2021.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the grant of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. On June 21, 2024, the number of shares available for future awards under the 2017 Plan was increased by 12,219 shares. As of December 31, 2024, there were 13,668 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s common stock, then not less than 110% of the fair market value of the Company’s common stock on the date of grant. The term of awards will not be longer than ten years or, in the case of ISOs, no longer than five years with respect to holders of more than 10% of the Company’s common stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. The Company issues new shares of Company common stock to satisfy exercises of options under the 2007 Plan and the 2017 Plan.

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2023, and activity during the year ended December 31, 2024:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4	$1,145.87	7.3	$1
Restricted stock units granted	5	—
Options forfeited/cancelled	(2)	526.45
Outstanding at December 31, 2024	7	471.64	8.3	3

Vested and expected to vest at December 31, 2024	7	471.64	8.3	3

Vested and exercisable at December 31, 2024	2	2107.73	4.5	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of December 31, 2024 for option awards that have an exercise price that is lower than the market price. There were no stock option awards exercised during the years ended December 31, 2024 or 2023.

As of December 31, 2024, the total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $48 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 1.15 years.

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

During the year ended December 31, 2023, the Company granted options to employees and directors to purchase an aggregate of 177 shares of common stock. The Company did not grant any stock options to employees and directors to purchase shares of the Company’s common stock during the year ended December 31, 2024.

The weighted-average assumptions used in determining the value of options were as follows:

Assumption	For the Year Ended December 31, 2023
Expected price volatility	158%
Expected term (in years)	6.45
Risk-free interest rate	2.36%
Dividend yield	0.00%
Weighted-average fair value of options granted during the period	$9.22

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

Dividend Yield—The Company has not made any dividend payments nor does the Company currently have plans to pay dividends in the foreseeable future.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

During each of the years ended December 31, 2024 and 2023, the Company granted 5,148 and 150 shares of restricted stock, respectively, to directors.

For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the year ended December 31, 2023, the Company granted options to purchase an aggregate of 1,032 shares of common stock to non-employees in exchange for advisory and consulting services. During the year ended December 31, 2024, the Company did not grant options to non-employees.

The Company did not grant restricted stock to non-employees during the years ended December 31, 2024 and 2023.

For the year ended December 31, 2024, the Company recognized stock-based compensation expense of $13 thousand, as it relates to non-employees. For the year ended December 31, 2023, the Company recognized stock-based compensation expense of $40 thousand, as it relates to non-employees.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of operations for the options and restricted stock awards discussed above is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Research and development	$14	$21
Sales and marketing	50	96
General and administrative	84	174
Total stock-based compensation expense	$148	$291

NOTE 17. DISTRIBUTION AGREEMENTS

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

Product Sales Discounts and Allowances

The following roll-forward presents the Company’s activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the year ended December 31, 2024 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Subtotal at December 31, 2023	$913	$12	$21	$946
Less: discontinued operations	(218)	-	-	(218)
Balance at December 31, 2023	695	12	21	728
Provision related to sales made in:
Current year	79	50	94	223
Payments and customer credits issued	(309)	(51)	(103)	(463)
Balance at December 31, 2024	$465	$11	$12	$488

The following roll-forward presents the Company’s activities and ending reserve balances for each significant category of discounts and allowance, which constitute variable consideration, for the year ended December 31, 2023 (in thousands):

	Chargebacks, Discounts for Prompt Payment	Other Customer Fees	Rebates	Total
Balance at December 31, 2022	$1,673	$53	$81	$1,807
Provision related to sales made in:
Current year	716	321	106	1,143
Payments and customer credits issued	(1,476)	(362)	(166)	(2,004)
Balance at December 31, 2023	$913	$12	$21	$946

Avenova Spray Pharmacy Distribution Agreements and Specialty Pharmacies

Avenova Spray is made available in local pharmacies and major pharmacy retail chains under nationwide distribution agreements with McKesson Corporation, Cardinal Health and AmerisourceBergen. The Company had also entered into direct agreements with preferred pharmacy networks as part of our Partner Pharmacy Program. During each of the years ending December 31, 2024 and 2023, the Company earned $0.5 million and $0.7 million, respectively, in sales revenue for its Avenova Spray product from these distribution and partner pharmacy agreements.

Under these product distribution arrangements, the Company had a contract liability balance of $0.5 million and $0.9 million as of December 31, 2024 and 2023, respectively. The contract liability is included in accrued liabilities in the consolidated balance sheets.

Over-the-Counter Sales of Avenova Spray

Avenova Spray was offered for sale direct to U.S. customers primarily on Amazon.com, the Company’s website (Avenova.com) and Walmart.com. During the years ended December 31, 2024 and 2023, the revenue generated from Avenova Spray in these channels was $7.2 million and $6.1 million, respectively.

NOTE 18. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $96 thousand and $122 thousand to the plan in the years ended December 31, 2024 and 2023, respectively.

NOTE 19. INCOME TAXES

For the years ended December 31, 2024 and 2023, loss before provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023
United States	$(7,223)	$(9,640)
International	—	—
	$(7,223)	$(9,640)

For the years ended December 31, 2024 and 2023, the federal and state income tax provision is summarized as follows (in thousands):

For the Years Ended December 31,
	2024	2023
Current
Federal	$—	$—
State	—	—
Other	—	—
Total current tax expense	$—	$—

Deferred
Federal	—	—
State	—	—
Other	—	—
Total deferred tax expense	$—	$—

Income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2024 and 2023 are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$40,689	$36,943
Stock options	573	665
Research and development credits	641	641
Accruals	311	477
Operating lease liabilities	245	368
Property and equipment	18	28
Acquisition assets	-	2,257
Other deferred tax assets	6	6
Total deferred tax assets	42,483	41,385

Deferred tax liabilities:
Operating lease right-of-use assets	(245)	(337)
Total deferred tax liabilities	(245)	(337)

Valuation allowance	(42,238)	(41,048)
Net deferred taxes	$—	$—

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $1.2 million and $3.6 million during the years ended December 31, 2024 and 2023, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2024, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal (Post December 31, 2017)	$59,595	Does Not Expire
Net operating losses, federal (Pre January 1, 2018)	$94,140	Beginning in 2025
Net operating losses, state	$128,588	Beginning in 2028
Tax credits, federal	$542	Beginning in 2031
Tax credits, state	$125	Indefinite

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the below years are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Unrecognized benefit - beginning of period	$974	$974
Change during the period	—	—
Unrecognized benefit - end of period	$974	$974

The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial for the years ended December 31, 2024 and 2023. The Company files income tax returns in the United States and in California. Other jurisdictions are not significant. The tax years 2005 - 2024 (except 2007 and 2009) remain open in the federal and California jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State tax	3.1%	4.5%
Stock-based compensation expense	(1.4%)	(1.4%)
Change in valuation allowance	(16.5%)	(19.5%)
Warrant/equity expenses	(4.0%)	(3.7%)
Expiration of tax attributes	(2.2%)	—%
Impairment of assets	-%	(0.9%)
Other	-%	(0.1%)
Total	0.0%	0.0%

NOTE 20. RELATED PARTY TRANSACTIONS

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	For the Years Ended December 31,
	2024	2023
Chongqing Pioneer Pharma Holdings Limited:
Revenue	$-	$1,377
Cost of goods sold	-	1,225

Related party accounts receivable were $0 and $0.2 million as of December 31, 2024 and 2023, respectively.

NOTE 21. DERMADOCTOR DIVESTITURE AND DISCONTINUED OPERATIONS

On March 12, 2024, the Company entered into an agreement to sell 100% of the membership units of DERMAdoctor for a closing purchase price of $1.1 million. The sale of the membership units closed, and the DERMAdoctor Divestiture occurred, on March 25, 2024. In order to close the sale, the Company was required to obtain the consent of the holders of the Secured Convertibles Notes (see Note 13, “Convertible Notes”) issued in May 2023 to (i) amend the Security Agreement, dated April 27, 2023 (the “Security Agreement”) to remove the Membership Units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement and (ii) terminate the Subsidiary Guarantee, dated April 27, 2023 (the “Subsidiary Guarantee”), which DERMAdoctor entered into in connection with the issuance of the Secured Convertible Notes.

On March 24, 2024, the Company and the secured parties entered into a First Amendment to the Security Agreement, (the “First Amendment and Subsidiary Guarantee Consent”) to effect an amendment to the Security Agreement and a Consent and Release to terminate the Subsidiary Guarantee. To obtain the secured parties’ consent and as consideration for the secured parties taking the necessary actions to execute and deliver the First Amendment and the Subsidiary Guarantee Consent, the Company provided each secured party the option, at the secured party’s election, to receive only upon the closing of the DERMAdoctor Divestiture either: a March 2024 Warrant or the Unsecured Convertible Notes (see Note 13 “Convertible Notes”).

The accounting requirements for reporting the DERMAdoctor business as discontinued operations were met during the first quarter of 2024. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the DERMAdoctor business as a discontinued operation for the years presented.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”) the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2023, and consist of the following (in thousands):

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. The results of DERMAdoctor’s operations for the years ended December 31, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	For the years ended December 31,
	2024	2023
Sales:
Product revenue, net	$717	$3,552
Total sales, net	717	3,552

Cost of goods sold	493	2,145
Gross profit	224	1,407
Operating expenses
Research and development	2	34
Sales and marketing	292	1,795
General and administrative	48	883
Goodwill, intangible and other asset impairment	-	2,593
Total operating expenses	342	5,305
Operating loss	(118)	(3,898)

Other expense, net	(6)	(1)

Net loss from discontinued operations	$(124)	$(3,899)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. The results of DERMAdoctor for the years ended December 31, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

	For the years ended December 31,
	2024	2023

Operating activities:
Net loss from discontinued operations	$(124)	$(3,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	152
Impairment of goodwill, intangible and other assets	—	2,595
Non-cash right-of-use amortization	—	112
Changes in operating assets and liabilities:
Accounts receivable	(262)	237
Inventory	183	429
Prepaid expenses and other current assets	(4)	162
Other assets	15	(9)
Accounts payable and accrued liabilities	63	(32)
Operating lease liabilities	(31)	(119)
Net cash used in operating activities, discontinued operations	(160)	(372)

Investing activities:
Cash transferred to New Age Investments, LLC	(46)	—
Purchases of property and equipment	—	(1)
Net cash used in investing activities, discontinued operations	(46)	—

Net decrease in cash and cash equivalents, discontinued operations	$(206)	$(373)

NOTE 22. WOUND CARE DIVESTITURE AND HELD-FOR-SALE ASSETS

On December 30, 2024, the Board approved a plan to divest our Wound Care Trademarks. In accordance with ASC 205, “Presentation of Financial Statements,” we determined that the planned divestiture of the Wound Care Trademarks did not represent a strategic shift that will have a major effect on our consolidated financial results, and therefore their results were not reported as discontinued operations. We applied the criteria in ASC 360-10-45-9, “Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale,” to determine whether any of the aforementioned long-lived asset groups should be classified as held-for-sale. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. We concluded that the business met all the requisite criteria as of December 30, 2024.

In accordance with ASC 360-10-45-9, the Company has separately reported held-for-sale assets in the consolidated balance sheets. The assets have been reflected as held-for-sale in the consolidated balance sheets as of December 31, 2024 and 2023, and consist of the following (in thousands):

	Balance at December 31,
	2024	2023
ASSETS
Current assets:
Inventory	$48	$63
Total current assets, held-for-sale	$48	$63

In accordance with ASC 360-10-45-9, the Company has not included results related to the held-for-sale-assets in the results of continuing operation in the consolidated statements of operations. Results related to the held-for-sale assets for the years ended December 31, 2024 and 2023 have been reflected as net income from held-for-sale assets in the consolidated statements of operations and consist of the following (in thousands):

	For the years ended December 31,
	2024	2023
Sales:
Product revenue, net	$237	$680
Other revenue, net	21	39
Total sales, net	258	719

Cost of goods sold	147	315
Gross profit	111	404

Net income from held-for-sale assets	$111	$404

In accordance with ASC 360-10-45-9, the Company has not included results related to held-for-sale assets in the results of continuing operations in the consolidated statements of cash flows. Results related to held-for-sale assets for the years ended December 31, 2024 and 2023 have been reflected as a net increase in cash and cash equivalent, held-for-sale assets, in the consolidated statements of cash flows and consist of the following (in thousands):

	For the years ended December 31,
	2024	2023

Operating activities:
Net income from held-for-sale assets	$111	$404
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	15	99
Net cash used in operating activities, held-for-sale assets	126	503

Net decrease in cash and cash equivalents, held-for-sale assets	$126	$503

NOTE 23. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this annual report with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements. For more information and the most recent developments regarding the Avenova Asset Sale, the Wound Care Divestiture, the Dissolution and the Settlement Agreements (as defined in Part I, Item 1 above), please see the Company’s most recent Current Reports on Form 8-K filed with the SEC and the Special Meeting Proxy Statement and related supplements.

Wound Care Divestiture

Subsequent to December 31, 2024, on January 3, 2025, the Company entered into the Trademark Acquisition Agreement with Phase One that provided for the purchase by Phase One of the Company’s Wound Care Trademarks for a purchase price of $500,000. In connection with the Wound Care Divestiture, the Company also entered into the Phase One Transition Services Agreement, dated January 3, 2025, with Phase One, pursuant to which we: (i) provided limited transition services to Phase One until January 10, 2025; (ii) sold our existing wound care inventory from an outstanding purchase order to Phase One for an aggregate payment of $126,000; and (iii) provided our remaining empty wound care product bottles to Phase One. The Company completed the Wound Care Divestiture on January 8, 2025. See additional discussion in Note 22, “Wound Care Divestiture and Held-for-Sale Assets.”

Avenova Asset Sale

Subsequent to December 31, 2024, on January 17, 2025, we completed the sale of the Avenova Assets to PRN, which constituted substantially all of our revenue generating and operating assets; however, PRN did not purchase any of our other products or assets, including those that related to our wound care, urology or dermatology businesses. In accordance with the Purchase Agreement, at the closing of the Avenova Asset Sale we received the cash purchase price equal to $11.5 million, less (i) the $507,954 balance of the Bridge Loan that we entered into with PRN on November 5, 2024 that was paid to PRN and the Bridge Loan was discharged with collateral released and (ii) $500,000, which amount was deposited into an escrow account for up to six (6) months to be used for our indemnification obligations under the Purchase Agreement or the payment of any Net Working Capital Adjustment after the closing pursuant to which the final amount of the purchase price that we received in the Avenova Asset Sale is subject to a post-closing adjustment, upward or downward, that will be limited to an amount of up to $500,000. The Net Working Capital Adjustment will be mutually determined by PRN and us commencing ninety (90) days after the closing of the Avenova Asset Sale based upon the difference between the amount of our Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the agreed upon target working capital value of $800,000.

In connection with the closing of the Avenova Asset Sale, we entered into a Transition Services Agreement, dated January 17, 2025 with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Sale. In exchange for providing such services, PRN and NovaBay agreed upon service fees to be paid to us. See additional discussion in Note 12, “Avenova Asset Sale and Bridge Loan.”

Dissolution and New Special Meeting

In connection with pursuing the Avenova Asset Sale, that would result in the sale of substantially all of the assets of the Company, our Board also unanimously determined at the time that the best opportunity available to optimize value to our stockholders was to pursue the Dissolution pursuant to the Plan of Dissolution. The Avenova Asset Sale and the Dissolution were presented to stockholders at the 2024 Special Meeting. At the 2024 Special Meeting, the Company received stockholder approval for the Avenova Asset Sale; however, the Company did not receive the requisite vote of stockholders representing a majority of the outstanding shares of our common stock to approve the Dissolution.

The ability of the Company to proceed with the Dissolution under Delaware law is subject to the Company first receiving stockholder approval. Accordingly, the Company intends to hold the New Special Meeting of stockholders on April 16, 2025 where the Company’s stockholders will be asked to, among other items, consider and approve the Dissolution pursuant to the Plan of Dissolution. Even if the Dissolution is approved by the Company’s stockholders, the Board reserves the right, in its discretion, to no longer pursue and abandon the Dissolution, if the Board determines that the Dissolution is no longer in the best interest of the Company and its stockholders. See additional information in Note 1, “Organization” under the subheading “Plan of Dissolution” and in the Company’s definitive proxy statement for the New Special Meeting Filed on March 19, 2025.

Settlement Agreements with Certain Warrant Holders

In March 2025, the Company entered into the Settlement Agreements with the Warrant Holders (as defined in Part I, Item 1 above) to settle certain disputed matters relating to the Company’s common stock purchase warrants held by each of the Warrant Holders. The disputed matters, among other things, included Sabby (as defined in Part I, Item 1 above) seeking to exercise certain buyout rights under their warrants, prior to the expiration of such provisions, which certain rights have, in any case, expired on February 22, 2025, thirty (30) days following the public announcement of the closing of the Avenova Asset Sale on January 23, 2025. The terms of the Settlement Agreements are substantially the same, except with respect to the financial terms for each of the Warrant Holders. The Settlement Agreement with Sabby provided for Sabby to have exercised certain of its common stock purchase warrants for 4.99% of the Company’s outstanding common stock and each of Bigger and District 2’s (as defined in Part I, Item 1 above) Settlement Agreements provided for each of Bigger and District 2 to have exercised their respective common stock purchase warrants for 2.49% of the Company’s outstanding common stock. The remaining unexercised portion of specified warrants of the Warrant Holders were purchased by the Company for $1.8 million.

In connection with the warrant exercise, the Warrant Holders will own approximately 9% of the Company’s outstanding common stock and have each agreed to certain commitments in their respective Settlement Agreements with respect to their exercised shares, which commitments include: (i) continuing to remain the record and beneficial owner of the exercised shares until the Record Date (as defined in Part I, Item 1 above) for the Company’s New Special Meeting, where the Company’s stockholders will be asked to consider and vote upon whether to approve the Dissolution, (ii) the Voting Commitment (as defined in Part I, Item 1 above); and (iii) limiting the amount of shares of common stock that each Warrant Holder would sell from the Record Date to until the date of the New Special Meeting. The Settlement Agreements provide for a liquidated damages provision, stating the Warrant Holders would pay liquidated damages of up to $0.7 million for not honoring the Voting Commitment.

The Settlement Agreements also include a “most favored nations” provision for each of the Warrant Holders that would increase the amount paid to the Warrant Holders if any other holder of the Company’s common stock receives a higher amount per underlying warrant, as well as a mutual release of all claims by the Company and the Warrant Holders against each other, without any admission of liability by either party. For more information on the Settlement Agreements, please see the Company’s Form 8-K filed on March 11, 2025.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.

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

Based upon that evaluation at December 31, 2024, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management utilized the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of SEC Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board is currently comprised of seven directors. The following table sets forth the name and age (as of March 18, 2025) of each director, indicating all positions and offices with us currently held by the director.

Name	Age	Title	Director Since
Paul E. Freiman, Ph.D.	90	Chairman & Independent Director	May 2002
Justin M. Hall, Esq.	47	Chief Executive Officer, General Counsel and Chief Compliance Officer & Director	August 2020
Julie Garlikov	54	Independent Director	January 2022
Swan Sit	47	Independent Director	December 2019
Mijia (Bob) Wu, M.B.A.	50	Director	January 2016
Yenyou (Jeff) Zheng, Ph.D.	68	Independent Director	September 2019
Yongxiang (Sean) Zheng	55	Director	January 2022

Below is certain biographical information with respect to our directors:

Dr. Freiman has been an independent pharmaceutical professional and consultant since January 2009. He was also a board member of Chronix Biomedical Inc., a private molecular diagnosis company, from 2009 until its acquisition by Oncocyte Corporation in April 2021. Dr. Freiman’s prior experience includes serving as the president and chief executive officer of Neurobiological Technologies, Inc. (OTC: NTII) and a member of its board of directors from April 1997 until 2009. Dr. Freiman’s prior experience also includes serving as the former chairman and chief executive officer of Syntex from 1989 to 1994. He is credited with much of the marketing success of Syntex’s lead product, Naprosyn, and was responsible for moving the product to over-the-counter status, marketed as Aleve. Dr. Freiman served as chairman of the board of Neurotrope, Inc. (OTCBB: BLFL) from 2013 until August 2016. Dr. Freiman served as chairman of Penwest Pharmaceutical Co. until 2010 and served on the board of directors of Otsuka American Pharmaceuticals, Inc. and Otsuka America, Inc. until 2011, NeoPharm, Inc. until 2010 and Calypte Biomedical Corporation until September 2009. Dr. Freiman also served on the board (including as chairman) of the Pharmaceutical Research and Manufacturers Association of America. He has also served on a number of industry task forces both domestically and internationally. Dr. Freiman received a B.S. in pharmacy from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Mr. Hall currently serves as NovaBay’s Chief Executive Officer, General Counsel and Chief Compliance Officer, and has served as Chief Executive Officer and Chief Compliance Officer since June 2019. Mr. Hall served as the Company’s Interim President and Chief Executive Officer from March 2019 to June 2019 and as the Company’s Senior Vice President and General Counsel beginning in December 2015. Prior to this, he served as the Company’s lead in-house counsel beginning in February 2013. Prior to joining the Company, Mr. Hall worked as Corporate Counsel at Accuray Incorporated, a radiation oncology company, which he joined in October 2006, where he provided substantive legal advice on a broad range of complex legal matters with a focus on employment, corporate compliance, and corporate governance. Mr. Hall’s prior experience also includes serving as an investment advisor at Sagemark Consulting from 2000 to 2006, and a stockbroker at First Security Van Kasper from 1998 to 2001. Mr. Hall received a B.A. in Business Administration and Management from the University of California, San Diego, and a J.D. from the University of San Diego, School of Law.

Ms. Garlikov currently serves as the Vice President of Global Marketing of CareDx, a leading precision medicine solutions company focused on clinically differentiated, high-value healthcare solutions for transplant patients and caregivers. She previously served as the Chief Commercial Officer of Sherlock Biosciences, a biotechnology CRISPR diagnostic company from 2022 to 2024 and was the Vice President of Marketing of Grail, LLC, a biotechnology and pharmaceutical company focused on early cancer detection from 2020 to 2022. Ms. Garlikov has over 25 years of experience in marketing, which includes serving as the Chief Marketing Officer or Leader at GRAIL, New Age and Shaklee, as well as senior marketing positions at Rodan & Fields, Obagi Medical, Nuvesse Skin Therapies and Allergan. She is a classically trained consumer packaged goods sales and marketing leader who gained her consumer experience at Procter & Gamble, Johnson & Johnson and PepsiCo and has deep expertise in both health, beauty and eyecare products, as well as in direct to consumer advertising and digital demand generation. Ms. Garlikov has a Bachelor’s degree from the University of California, Berkley and a Master’s degree in Business Administration from Columbia University.

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

Mr. Wu has been the Managing Director of China Kington Investment Co. Ltd. (an affiliated entity of China Kington Asset Management, which has a long-standing relationship with NovaBay) since June 2008. Certain related-party historic transactions between the Company and China Kington are described in the Company’s prior filings with the SEC. Concurrently, he has served as the Managing Director of Shanghai Ceton Investment Management Co. Ltd. From October 2013 to January 2022, he also served as the Non-Executive Director of Pioneer. Previously, he served as a Director of UBS AG, Hong Kong Branch in 2007 and Vice President of BNP Paribas Hong Kong from 2005 to 2006. He was also the Assistant Vice President at ABN AMRO Bank (China) Co., Ltd. from 2002 to 2005. He holds an M.B.A. from Manchester Business School, University of Manchester, and an Executive M.B.A. from Cheung Kong Graduate School of Business.

Dr. Jeff Zheng has served as the Director of Business Development of, and as a broker with, Craft Capital Management LLC since September 2019. Dr. Jeff Zheng is also currently an independent director with Mars Acquisition Corp. Prior to that, Dr. Jeff Zheng served as the Director of Business Development of Spartan Securities Group, Ltd. from 2014 to August 2019. Dr. Jeff Zheng’s experience includes providing innovative financial solutions and consulting services for initial public offering underwriting and investment banking as well as corporate financing solutions with a particular focus on Chinese companies listed overseas. Dr. Jeff Zheng previously served as a financial advisor for various Canadian public companies including: P & P Ventures Inc. (TSX-V: PPV.H) where he served as president and a director; Damon Capital Corp (TSX-V: DAM.H), where he served as Chief Financial Officer and a director; and Cantronic Systems Inc. (TSX-V: CTS), where he served as a director and chair of the audit committee. Dr. Jeff Zheng received a Ph.D. in physics from Flinders University of South Australia.

Mr. Sean Zheng has served as the General Manager of the Investment Department of China Pioneer Pharma Holding Ltd. since January 1, 2024. Prior to joining China Pioneer Pharma Holding Ltd., he served as the Managing Director of Q3 Medical Devices (Shanghai) Co. Ltd. from November 2021 to December 2023. Prior to joining Q3 Medical, Mr. Sean Zheng held several leadership positions, including Managing Director of Boill Fund Management (HK) Co., Ltd. and Managing Director and Chief Executive Officer of Sprott- Zijin Mining fund, a joint venture fund between Zijin Mining Group and Sprott Asset Management LP. From 2007 to 2011, Mr. Sean Zheng served as a director of Dingtian Asset Management. Mr. Sean Zheng has also been a CFA chartered holder since 2006. Mr. Sean Zheng graduated from Renmin University of China in 1992 and holds a B.S. degree in Commodity Science. He received his MBA from the University of New South Wales in 2002 and earned a master’s degree of EMBA from China Europe International Business School (CEIBS) in 2010.

Executive Officers

The following table sets forth the name, age (as of March 18, 2025) and title of our executive officers. Executive officers are elected annually by our Board and serve at the Board’s discretion.

Name	Age	Title
Justin M. Hall, Esq.	47	Chief Executive Officer, General Counsel and Chief Compliance Officer
Tommy Law	39	Interim Chief Financial Officer and Treasurer

Set forth below is a description of the background of Mr. Law. Mr. Hall’s background is described above in the section “Board of Directors.”

Mr. Law has served as the Company’s Interim Chief Financial Officer and Treasurer since February 2023. Mr. Law joined the Company in December 2019 and has served in a variety of positions, including as the Corporate Controller (September 2022 until February 2023). As the Corporate Controller, Mr. Law was responsible for annual and quarterly filings with the SEC, as well as managing the periodic financial close process. Prior to serving as the Corporate Controller, Mr. Law served the Company as Assistant Controller (April 2022 to September 2022), Accounting Manager (June 2020 to April 2022) and Senior Accountant (December 2019 to June 2020). Prior to joining the Company, Mr. Law was a Senior Accountant at KP LLC, a marketing solutions company, from January 2017 to December 2019. Previously, he served as Accounting Manager at Hitachi Solutions America, Ltd., an information technology company, from 2012 to 2015. Mr. Law received his B.S. in Business Administration, Accounting from San Jose State University.

There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he or she was or is to be selected as a director, nominee or officer. There are no family relationships among any of our officers or directors.

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

Delinquent Section 16(a) Reports

Under the federal securities laws, our directors and officers and any persons holding more than ten percent (10%) of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report in this report any failure to file by these dates.

In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and ten percent (10%) stockholders. Based solely on our review of copies of the reports on the Section 16(a) forms filed with the SEC with respect to the fiscal year ended December 31, 2024, and the written representations received from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than ten percent (10%) of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

Audit Committee

Our Audit Committee is composed of Dr. Jeff Zheng (Chair), Dr. Freiman and Ms. Sit. Dr. Jeff Zheng qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our securities while in the possession of material non-public information (other than pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act); trading in the securities of other companies while in possession of material non-public information that they become aware of in the course or working for the Company; and disclosing material non-public information to unauthorized persons outside our Company. We have also implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable stock exchange listing standards.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin on the 15th calendar day of the last month of each fiscal quarter and end after the second full business day after the issuance of our quarterly earnings release. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as zero-cost collars and forward sale contracts) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers and employees are generally prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their common stock in a margin account.

ITEM 11. EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2024 and December 31, 2023 by (1) our Chief Executive Officer, General Counsel and Chief Compliance Officer and (2) our interim Chief Financial Officer (collectively, the “NEOs”).

Name and principal position(s)	Fiscal year	Salary ($)	Bonus ($)		All other compensation (1)(2) ($)	Total ($)
Justin M. Hall, Esq.	2024	$350,000	$	−	$15,177	$365,177
CEO, GC and Chief	2023	350,000		−	14,146	364,146
Compliance Officer

Tommy Law	2024	$170,000		$42,500	$7,696	$220,196
Interim Chief Financial Officer	2023	170,000		-	7,696	177,696

(1)

In 2024, the amounts included: (a) individual life insurance premiums paid for by the Company for Mr. Hall and Mr. Law of $1,854 and $896, respectively; and (b) 401(k) plan matching contributions paid for by the Company for Mr. Hall and Mr. Law of $13,323 and $6,800, respectively.

In 2023, the amounts included: (a) individual life insurance premiums paid for by the Company for Mr. Hall and Mr. Law of $1,854 and $896, respectively; and (b) 401(k) plan matching contributions paid for by the Company for Mr. Hall and Mr. Law of $12,292 and $6,800, respectively.

(2)

In connection with the closing of the Avenova Asset Sale, we entered into the PRN Transition Services Agreement with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Sale in exchange for agreed upon service fees to be paid to us. As part of the PRN Transition Services Agreement, PRN entered into a consulting agreement with Tommy Law, our Interim Chief Financial Officer, for certain services with a one-time payment of $85,000 to be made by PRN to Mr. Law when all such services are complete.

2024 and 2023 Base Salaries and Target Bonus Amounts

The Compensation Committee of the Board (the “Compensation Committee”) did not recommend any increases to executive salaries or target bonus amounts for 2024 or 2023; they remained the same as 2022. For Mr. Hall, this was a 2024 base salary of $350,000 and a target bonus percentage of base salary of 50%. For Mr. Law, this was a 2024 base salary of $170,000 and a target bonus percentage of base salary of 25%.

2024 and 2023 Cash Bonuses

The Board, upon the recommendation of the Compensation Committee, determined not to award any bonuses to its NEOs, excluding Mr. Law, for fiscal year 2024 performance or fiscal year 2023 performance. Mr. Law did not receive a bonus for fiscal year 2024 performance and $42,500 for fiscal year 2023 performance.

2024 and 2023 Equity Awards

The Board, upon the recommendation of the Compensation Committee, determined not to grant any equity awards for the 2024 fiscal year or 2023 fiscal year to any of its NEOs.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each of our NEOs as of December 31, 2024. Stock options were granted pursuant to our 2007 Plan thereafter until its expiration in March 2017, and all awards since then have been pursuant to our 2017 Plan. The options granted under our 2007 Plan and 2017 Plan are not exercisable until they have vested.

		Option Awards					Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable(1)		Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Justin M. Hall, Esq.	08/20/20	232		–	$1,212.75	08/20/30	–	$–	–	$–
	05/31/18	155		–	$2,695.00	05/31/28	–	$–	–	$–
	01/25/17	18	(3)	–	$4,410.00	01/25/27	–	$–	–	$–
	06/06/16	106	(4)	–	$3,405.50	06/06/26	–	$–	–	$–
	10/01/15	2		–	$8,268.75	10/01/25	–	$–	–	$–

Tommy Law	06/08/20	5		-	$1,097.25	06/08/2030	–	$–	–	$–
	08/20/20	21		-	$1,212.75	08/20/2030	–	$–	–	$–

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

(3)

Mr. Hall was granted 117 stock options to vest on January 31, 2018, in direct proportion to the percentage achievement of the stated 2017 corporate goals, as approved and determined by the Board. Such determination resulted in a 15% payout, or 18 shares vesting.

(4)

Mr. Hall was granted 106 stock options to vest on January 31, 2017, in direct proportion to the percentage achievement of the stated 2016 corporate goals, as approved and determined by the Board, which was 100%.

Employment-Related Agreements and Potential Payments upon Termination or Change in Control

On January 31, 2020, the Company entered into an employment agreement with Mr. Hall in connection with his appointment to serve as an executive officer. Mr. Hall’s employment agreement was subsequently amended by a first amendment on January 26, 2022, a second amendment effective on December 31, 2023, and a third amendment effective on December 31, 2024.

The principal terms of our Mr. Hall’s current employment agreement is summarized below. Mr. Law, our other NEO, is not currently party to an employment agreement with the Company.

Justin Hall

Mr. Hall’s employment agreement, as amended, provides for at-will employment and a term commencing on January 31, 2020 and ending on December 31, 2025, unless earlier terminated in accordance with the terms of the employment agreement. Mr. Hall’s employment agreement originally provided for an annual base salary of two hundred eighty-six thousand dollars ($286,000), subject to annual review and increases determined by the Compensation Committee and/or Board (such amount, the “Hall Base Salary”).

In addition, Mr. Hall shall be eligible for any bonus plan that is deemed appropriate by the Board. The bonus amount shall be determined by the Board, in its sole discretion, based upon factors, including: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to the executive as set by the executive and the Company’s Board, before the end of the first calendar quarter; (ii) the evaluation of the executive by the Company’s Board; (iii) the Company’s financial, product and expected progress; and (iv) other pertinent matters relating to the Company’s business and valuation. Any bonus will be payable within two-and-a-half (2 1/2) months following the end of the year for which the bonus was earned. The Compensation Committee shall have the sole discretion to pay any or all of the annual bonus in the form of equity compensation. Any such equity compensation shall be issued from the Company’s equity incentive plan, and shall be fully vested upon issuance.

In the event the Company terminates Mr. Hall for cause (as defined in the employment agreement), he shall be entitled to any earned but unpaid wages or other compensation (including reimbursements of his outstanding expenses and unused vacation) earned through the termination date.

In the event the Company terminates Mr. Hall without cause (including death, disability or for constructive termination) (each as defined in the employment agreement) that is not in connection with a change of control, provided such termination constitutes a “separation from service” as such term is defined in Section 409A of the Code and, subject to his execution of a release of claims in favor of the Company, he shall be entitled to an amount equal to the Hall Base Salary in effect on the date of separation from service plus the full target annual bonus percentage for the current fiscal year (the “Hall Severance Amount”). The Hall Severance Amount will be paid in twelve (12) equal consecutive monthly installments at the monthly equivalent of the Hall Base Salary rate in effect at the time of his termination, with such installments commencing within sixty (60) days following the executive’s separation from service. The Hall Severance Amount shall be in addition to Mr. Hall’s earned wages and other compensation (including reimbursements of his outstanding expenses and unused vacation) through the date his employment is terminated from the Company.

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

Director Compensation

The compensation and benefits for service as non-employee members of our Board is determined by the Board. Directors employed by the Company, such as Mr. Hall, are not compensated for service on the Board or any committee of the Board; however, the Company reimburses all directors for any out-of-pocket expenses incurred in connection with attending meetings of the Board and committees of the Board.

The Board, upon the recommendation of the Compensation Committee, approved the Non-Employee Director Compensation Program, effective January 1, 2024 (the “2024 Non-Employee Director Compensation Plan”). Under the 2024 Non-Employee Director Compensation Plan, each director receives his or her annual retainer compensation in cash and an annual grant of 858 restricted stock units. All cash compensation is payable quarterly on the first (1st) business day of the quarter.

Approved non-employee director compensation for 2024 was as follows:

Board Meetings	Chair of Committees	All Other Committee Members
Chair of the Board: Annual cash compensation of $52,000 per year.	Chair of the Audit Committee: Annual cash compensation of $17,500 per year.	Member of the Audit Committee: Annual cash compensation of $7,500 per year.

Member of the Board: The annual fee consists of: (i) $40,000 in cash and (ii) 858 restricted stock units granted. The restricted stock units are granted at the Company’s Annual Meeting of Stockholders, and vest on the one year anniversary of the grant date.

	Chair of the Compensation Committee: Annual cash compensation of $13,000 per year.	Member of the Compensation Committee: Annual cash compensation of $6,000 per year for each committee.

Chair of the N&CG Committee: Annual cash compensation of $10,000 per year.

Member of the N&CG Committee: Annual cash compensation of $5,000 per year for each committee.

Non-employee directors also may be granted additional awards under our equity incentive plans at the discretion of our Board.

The compensation received during 2024 by each non-employee director is set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Paul E. Freiman, Ph.D.	$72,000	$4,234	$76,234
Julie Garlikov	$40,000	$4,234	$44,234
Swan Sit	$58,500	$4,234	$62,734
Mijia (Bob) Wu, M.B.A.	$40,000	$4,234	$44,234
Sean Zheng	$40,000	$4,234	$44,234
Yenyou (Jeff) Zheng, Ph.D.	$72,000	$4,234	$76,234

(1)

These amounts represent the aggregate grant date fair value of $4.94 per share for the 858 restricted stock awards granted to each director as part of his or her annual fee in fiscal year 2024. The assumptions used to determine the value of restricted stock units are described in Note 16 “Equity-Based Compensation” to the Company’s consolidated financial statements in this annual report. At December 31, 2024, each of Dr. Freiman, Ms. Garlikov, Ms. Sit, Mr. Wu, Mr. Sean Zheng and Dr. Jeff Zheng had an aggregate of 5,148 unvested restricted stock units. At December 31, 2024, the aggregate number of vested stock options for each of the non-employee directors who served in 2024 and held stock options was as follows (with no such director holding any unvested stock options at such time): Dr. Freiman, 99; Ms. Sit, 17; Mr. Wu, 47; and Dr. Jeff Zheng, 17.

Policies and Practices for Granting Equity Awards

We do not currently grant new awards of stock options, stock appreciation rights or similar option-like equity awards. Accordingly, we have no specific policy or practice on the timing of grants of such awards in relation to the disclosure of material nonpublic information. In the event we determine to grant new awards of stock options or similar equity awards in the future, the Compensation Committee will evaluate material nonpublic information into account when determining the timing and terms of such an award and whether the registrant has timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)
Equity compensation plans approved by security holders(1)	6,855	$471.64	13,668
Equity compensation plans not approved by security holders	—	—	—
Total	6,855	$471.64	13,668

(1)

Consists of the 2007 Omnibus Incentive Plan and 2017 Omnibus Incentive Plan. No additional option grants are being made under the 2002 Stock Option Plan, 2005 Stock Option Plan or 2007 Omnibus Incentive Plan. The 2017 Omnibus Incentive Plan became effective on June 2, 2017, and 13,668 shares were reserved for issuance under that plan at December 31, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates information as of March 18, 2025 regarding the beneficial ownership of our securities by:

●	each person who is known by us to beneficially own more than five percent (5%) of our securities;
●	our current executive officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

The percentage of shares beneficially owned is based on 5,816,204 shares of common stock outstanding as of March 18, 2025. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them and no shares are pledged.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Beneficial Owners Holding More Than 5%

Poplar Point Capital Management LLC 330 Primrose Road, Suite 400 Burlingame, CA 94010 (2)	620,685	10.7%

Executive Officers and Directors
Justin M. Hall, Esq. (3)	580	*
Tommy Law (4)	26	*
Paul E. Freiman, Ph.D. (5)	172	*
Julie Garlikov (6)	50	*
Swan Sit (7)	92	*
Mijia (Bob) Wu, M.B.A. (8)	122	*
Yenyou (Jeff) Zheng, Ph.D. (9)	92	*
Yongxiang (Sean) Zheng (10)	50	*
All directors and executive officers as a group (8 persons)	1,184	*	%

*	Less than one percent (1%).

(1)

The address for each director and executive officer of NovaBay listed is c/o NovaBay Pharmaceuticals, Inc., 2000 Powell Street, Suite 1150, Emeryville, CA 94608. The number of shares beneficially owned and percent of class is calculated in accordance with SEC rules. A beneficial owner is deemed to beneficially own shares the beneficial owner has the right to acquire within sixty (60) days of March 18, 2025. For purposes of calculating the percent of class held by a single beneficial owner, the shares that such beneficial owner has the right to acquire within sixty (60) days of March 18, 2025 are also deemed to be outstanding; however, such shares are not deemed to be outstanding for purposes of calculating the percentage ownership of any other beneficial owner.

(2)

Based upon information contained in the Schedule 13G/A (Amendment No. 1) jointly filed by Poplar Point Capital Management LLC, a Delaware limited liability company, Poplar Point Capital Partners LP, a Delaware limited partnership, Poplar Point Capital GP LLC, a Delaware limited liability company, and Jad Fakhry, a United States citizen with the SEC on February 6, 2025, with shared voting and dispositive power of all shares and sole voting and dispositive power of no shares.

(3)

Consists of (i) 67 shares of common stock held directly by Mr. Hall and (ii) 513 shares issuable upon the exercise of outstanding options that are exercisable as of March 18, 2025 or within 60 days after such date.

(4)	Consists of 26 shares of common stock issuable upon exercise of outstanding stock options that are exercisable as of March 18, 2025 or within 60 days after such date.

(5)

Consists of (i) 75 shares of common stock held directly by Dr. Freiman; (ii) 2 shares of common stock held by the Paul Freiman and Anna Mazzuchi Freiman Trust, of which Dr. Freiman and his spouse are trustees (with sole voting power over 1 share, shared voting power over 1 share, sole investment power over no shares and shared investment power over 2 shares); and (iii) 95 shares of common stock issuable upon exercise of outstanding stock options that are exercisable as of March 18, 2025 or within 60 days after such date.

(6)	Consists of 50 shares of common stock held directly by Ms. Garlikov as of March 18, 2025.

(7)

Consists of (i) 75 shares of common stock held directly by Ms. Sit and (ii) 17 shares issuable upon exercise of outstanding stock options that are exercisable as of March 18, 2025 or within 60 days after such date.

(8)

Consists of (i) 75 shares of common stock held directly by Mr. Wu and (ii) 47 shares issuable upon exercise of outstanding stock options that are exercisable as of March 18, 2025 or within 60 days after such date.

(9)

Consists of (i) 75 shares of common stock held directly by Dr. Jeff Zheng and (ii) 17 shares issuable upon exercise of outstanding stock options that are exercisable as of March 18, 2025 or within 60 days after such date.

(10)	Consists of 50 shares of common stock held directly by Mr. Sean Zheng as of March 18, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

NovaBay’s Audit Committee has the responsibility of reviewing any possible related party transactions. In conducting its review, the Audit Committee applies the principles of the Code of Ethics and its Conflict of Interest Policy to: (i) the relationship of the related persons to the transaction; (ii) the relationship between the Company and the related persons; (iii) the importance of the interest to the related persons; and (iv) the amount involved in the transaction. Since December 31, 2022, there has not been any transaction, nor is there any proposed transaction, in which NovaBay was a participant, and in which a “related party” of NovaBay had or is expected to have a direct or indirect material interest, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of the average of NovaBay’s total assets at the end of the last two (2) completed fiscal years, that would require disclosure, except for the following:

2023 Private Placement

On April 27, 2023, the Company entered into the 2023 Private Placement (as defined in Note 11, “Financing Activities”). As a result of the significant number of shares of common stock that may be issued upon the future conversion or redemption of the Secured Convertible Notes and exercise of the May 2023 Warrants (as defined in Note 14, “Common Stock Warrants and Warrant Liabilities”) compared to the currently issued and outstanding shares of common stock, the Company was required to obtain stockholder approval in accordance with the NYSE American Company Guide Rule 713(a) and Rule 713(b), which was obtained on June 9, 2023. In connection with the closing of the 2023 Private Placement, the Company was required to obtain voting commitments from the Company’s executive officers, directors, more than 10% stockholders, Mr. Fu and Pioneer Pharma (Hong Kong) Company Limited to support the Company in obtaining the required stockholder approval. As a condition for Mr. Fu and Pioneer Hong Kong delivering their voting commitments to the Company, the Company entered into warrant amendment agreements with certain other existing Company investors that hold previously-issued Company common stock purchase warrants that reduced the exercise price of these warrants to $1.30 per share. Mr. Sean Zheng currently serves as the Head of Investment Department of Pioneer (an affiliate of Pioneer Hong Kong), and Mr. Wu historically served as the Non-Executive Director of Pioneer.

Consulting Agreement

In connection with the closing of the Avenova Asset Sale, we entered into the PRN Transition Services Agreement with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Sale in exchange for agreed upon service fees to be paid to us. As part of the PRN Transaction Services Agreement, PRN entered into a consulting agreement with Tommy Law, our interim Chief Financial Officer, for certain services with a one-time payment of $85,000 to be made by PRN to Mr. Law when all such services are complete.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2023 and 2024 by WithumSmith+Brown, PC (“Withum”) for such years.

	2024	2023
Audit Fees	$474,000	$370,000
Audit-Related Fees	18,960	14,800
Tax Fees	―	―
All Other Fees	―	―
Total Fees	$492,960	$384,800

Audit Fees. Audit fees consisted of fees billed by Withum for professional services rendered in connection with the audit and quarterly reviews of our consolidated financial statements and other engagements, such as review of documents filed with the SEC, including fees associated with the review of registration statements, comfort letters and consents.

Audit-Related Fees. Audit-related fees comprise fees for professional services rendered by Withum that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported in “Audit Fees.” In 2024 and 2023, such audit-related fees were related to out-of-pocket expenses incurred in conjunction with the performance of audits and reviews.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice and tax planning. There were no such services rendered by Withum in 2024 and 2023 that meet this category description.

All Other Fees. All other fees are the fees for products and services other than those in the above three categories. There were no such services rendered by Withum in 2024 or 2023 that meet this category description.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by Withum or other independent registered public accounting firms are subject to prior approval by the Audit Committee; however, de minimis non-audit services may be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by Withum for the fiscal years ended December 31, 2024 and December 31, 2023.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this annual report:

(1) Financial Statements. The financial statements listed in the Index for Item 8 hereof are filed as part of this annual report.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.

(3) Exhibits. The following exhibits are filed as part of this Report:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-33678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, by and among NovaBay Pharmaceuticals, Inc., DERMAdoctor, LLC and New Age Investments, LLC	8-K	001-33678	2.1	03/14/2024
2.3*	Asset Purchase Agreement, dated September 19, 2024, by and among NovaBay Pharmaceuticals, Inc. and PRN Physician Recommended Nutriceuticals, LLC	8-K	001-33678	2.1	9/20/2024
2.4*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 5, 2024, between PRN Physician Recommended Nutriceuticals, LLC and NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.1	11/06/2024
2.5*	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Description of Securities					X
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.10	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.11	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.12	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.13	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023

4.14	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.15	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.16	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.17	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.18	Form of Pre-Funded Common Stock Warrant	8-K	001-33678	4.4	7/29/2024
4.19	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.20	Form of Series F-2 Common Stock Warrant	8-K	001-33678	4.2	7/29/2024
4.21	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
10.1	Director and Officer Indemnity Agreement	10-K	001-33678	10.1	3/29/2022
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+	Second Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2023	8-K	001-33678	10.3	12/11/2023
10.8+	Third Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2024	8-K	001-33678	10.4	1/22/2025
10.9+	2024 Non-Employee Director Compensation Plan	10-K	001-33678	10.8	3/26/2024
10.10	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.11	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.12†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.13	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.14	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.15	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
10.16	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.17	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
10.18*	Form of 2020 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.19*	Form of 2021 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.20	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.21	Form of Registration Rights Agreement, dated November 18, 2022	8-K	001-33678	10.4	9/13/2022
10.22+	Consulting Agreement between the Company and Andrew Jones, dated February 15, 2023	10-K	001-33678	10.33	3/31/2023
10.23	Form of Letter Agreement	8-K	001-33678	10.1	12/21/2023
10.24	Form of Securities Purchase Agreement	8-K	001-33678	10.1	4/27/2023
10.25*	Form of Security Agreement	8-K	001-33678	10.2	4/27/2023
10.26*	Form of First Amendment to the Security Agreement, dated March 24, 2024	8-K	001-33678	10.3	3/25/2024
10.27	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.28*	Form of Consent and Release, dated March 24, 2024	8-K	001-33678	10.4	3/25/2024
10.29	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.30	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
10.31	Form of Letter Agreement, dated June 14, 2024	8-K	001-33678	10.1	6/14/2024
10.32*	Underwriting Agreement, dated July 26, 2024, by and between the Company and Ladenburg Thalmann & Co., Inc.	8-K	001-33678	1.1	7/29/2024
10.33	Warrant Agency Agreement, dated July 29, 2024, by and between the Company and Equiniti Trust Company, LLC	8-K	001-33678	10.1	7/29/2024
10.34*	Secured Promissory Note, dated as of November 5, 2024, between NovaBay Pharmaceuticals, Inc., as borrower, and PRN Physician Recommended Nutriceuticals, LLC, as lender.	8-K	001-33678	10.1	11/06/2024
10.35	Transition Services Agreement, dated as of January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	10.1	1/10/2025
10.36	Engagement Agreement, dated March 4, 2025, by and between NovaBay Pharmaceuticals, Inc. and Lucid Capital Markets, LLC	8-K	001-33678	10.1	3/7/2025
10.37*	Settlement and Release Agreement, dated March 5, 2025, by and between NovaBay Pharmaceuticals, Inc. and Sabby Volatility Warrant Master Fund Ltd.	8-K	001-33678	10.1	3/11/2025

10.38*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and Bigger Capital Fund, LP	8-K	001-33678	10.2	3/11/2025
10.39*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and District 2 Capital Fund LP	8-K	001-33678	10.3	3/11/2025
19	NovaBay Insider Trading Policy					X
21	Subsidiaries of the Company					X
23.1	Consent of WithumSmith+Brown PC					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

*

Certain schedules and exhibits were omitted as well as confidential portions of this exhibit by means of marking such portions with brackets because the confidential portions (i) are not material and the type of information that is typically treated as private or confidential and/or (ii) would be competitively harmful if publicly disclosed.

ITEM 15.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2025
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: April 2, 2025
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUSTIN HALL	Chief Executive Officer, General Counsel and Director	April 2, 2025
Justin Hall	(principal executive officer)

/s/ TOMMY LAW	Interim Chief Financial Officer	April 2, 2025
Tommy Law	(principal financial officer)

/s/ PAUL E. FREIMAN	Chairman of the Board	April 2, 2025
Paul E. Freiman

/s/ JULIE GARLIKOV	Director	April 2, 2025
Julie Garlikov

/s/ SWAN SIT	Director	April 2, 2025
Swan Sit

/s/ MIJIA WU	Director	April 2, 2025
Mijia (Bob) Wu, M.B.A.

/s/ YENYOU ZHENG	Director	April 2, 2025
Yenyou (Jeff) Zheng

/s/ YONGXIANG ZHENG	Director	April 2, 2025
Yongxiang (Sean) Zheng