Form 10-Q
period 2025-03-31
NovaBay Pharmaceuticals, Inc.
filed 2025-05-15
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 5,816,204 shares of the registrant’s common stock outstanding.

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

On May 30, 2024, we effected a 1-for-35 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,467	$430
Prepaid expenses and other current assets	571	272
Current assets, discontinued operations	—	1,233
Total current assets	9,038	1,935
Operating lease right-of-use assets	343	955
Property and equipment, net	12	44
Other assets	479	480
Other assets, discontinued operations	—	9
TOTAL ASSETS	$9,872	$3,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$800	$109
Accrued liabilities	1,780	581
Bridge Loan	—	500
Unsecured Convertible Notes, net of discounts	84	65
Operating lease liabilities	403	398
Current liabilities, discontinued operations	—	1,190
Total current liabilities	3,067	2,843
Operating lease liabilities-non-current	638	709
Total liabilities	3,705	3,552
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized; Series B Preferred Stock; 1 shares issued and outstanding at March 31, 2025 and December 31, 2024	6	6
Common stock, $0.01 par value; 150,000 shares authorized, 5,816 and 4,885 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	58	49
Additional paid-in capital	181,890	183,273
Accumulated deficit	(175,787)	(183,457)
Total stockholders’ equity (deficit)	6,167	(129)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,872	$3,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Operating expenses
General and administrative	$2,701	$2,291
Impairment of long-lived assets	589	—
Total operating expenses	3,290	2,291
Operating loss	(3,290)	(2,291)

Non-cash gain on changes in fair value of warrant liability	—	194
Non-cash gain on changes in fair value of embedded derivative liability	—	65
Accretion of interest and amortization of discounts on convertible notes	—	(433)
Other expense, net	(40)	(460)
Net loss from continuing operations	(3,330)	(2,925)

Net income (loss) from discontinued operations, net of taxes (Notes 14, 15 and 16)	11,000	(289)
Net income (loss)	7,670	(3,214)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion prices	—	380
Net income (loss) attributable to common stockholders	$7,670	$(3,594)

Weighted average shares outstanding:
Basic (and diluted for net loss)	5,308	120
Diluted for net income	5,415	120

Basic and diluted net income (loss) per share attributable to common stockholders:
Basic loss per share from continuing operations	$(0.63)	$(27.54)
Basic earnings (loss) per share from discontinued operations	2.07	(2.41)
Basic earnings (loss) per share attributable to common stockholders	$1.44	$(29.95)

Diluted earnings (loss) per share from continuing operations	$(0.61)	$(27.54)
Diluted earnings (loss) per share from discontinued operations	2.03	(2.41)
Diluted earnings (loss) per share attributable to common stockholders	$1.42	$(29.95)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1	$6	4,885	$49	$183,273	$(183,457)	$(129)
Net income	-	-	-	-	-	7,670	7,670
Exercise of Series F-2 Warrants	-	-	403	4	262	-	266
Exercise of Series F-3 Warrants	-	-	528	5	343	-	348
Repurchase of warrants	-	-	-	-	(1,990)	-	(1,990)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	2	-	2
Balance at March 31, 2025	1	$6	5,816	$58	$181,890	$(175,787)	$6,167

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	7	$1,950	321	$3	$176,210	$(174,849)	$3,314
Net loss	-	-	-	-	-	(3,214)	(3,214)
Conversion of Series B Preferred Stock to common stock	(5)	(231)	537	5	226	-	-
Conversion of Series C Preferred Stock to common stock	(0)	(234)	57	1	233	-	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	380	(380)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	60	-	60
Balance at March 31, 2024	2	$1,485	915	$9	$177,109	$(178,443)	$160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net income (loss)	$7,670	$(3,214)
Net (income) loss from discontinued operations, net of taxes	(11,000)	289
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2	12
Stock-based compensation expense related to employee and director stock awards	2	60
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	—	368
Non-cash gain on changes in fair value of warrant liability	—	(194)
Non-cash gain on changes in fair value of embedded derivative liability	—	(65)
Non-cash right-of-use asset amortization	53	84
Non-cash impairment of long-lived assets	589	—
Accretion of interest and amortization of debt discounts on convertible notes	26	415
Changes in operating assets and liabilities:
Accounts receivable	—	243
Inventory	—	(8)
Prepaid expenses and other current assets	(299)	(72)
Other assets	1	1
Accounts payable and accrued liabilities	1,698	162
Operating lease liabilities	(66)	(60)
Net cash used in operating activities, continuing operations	(1,324)	(1,979)

Investing activities:
Purchases of property and equipment	—	(2)
Net cash used in investing activities, continuing operations	—	(2)

Financing activities:
Proceeds from warrant exercises	614	—
Payments on Secured Convertible Notes	—	(578)
Warrant repurchases	(1,815)	—
Payment on Bridge Note	(507)	—
Cash debt issuance cost	—	(19)
Net cash used in financing activities, continuing operations	(1,708)	(597)

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(3,032)	(2,578)
Net increase in cash and cash equivalents, discontinued operations	11,069	1,271
Net increase (decrease) in cash, cash equivalents, and restricted cash, consolidated	8,037	(1,307)
Cash, cash equivalents and restricted cash, beginning of period	907	3,606
Cash, cash equivalents and restricted cash of continuing operations, end of period	$8,944	$2,299

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$8	$236

Supplemental disclosure of non-cash information:
Conversions of preferred stock to common stock	$—	$465
Down round feature adjustments related to preferred stock	—	380
Issuance of derivative liability in conjunction with Unsecured Convertible Notes	—	224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company” or “our,” “we,” or “us”) was historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. We have undergone significant changes to our business and operations as a result of completing the following transactions:

●	The Avenova Asset Divestiture which closed on January 17, 2025 and in which we sold our primary eyecare business (see Note 14, “Avenova Asset Divestiture and Bridge Loan”);
●	The Wound Care Divestiture which closed on January 8, 2025 and in which we sold a significant portion of our wound care business (see Note 15, “Wound Care Divestiture”); and
●	The DERMAdoctor Divestiture which closed on March 12, 2024 and in which we sold our primary skin care business (See Note 16, “DERMAdoctor Divestiture”).

Following the closing of these transactions, we significantly reduced the Company’s assets and operations and significantly reduced our current and expected revenue.

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

Discontinued Operations

Historical financial results related to each of the businesses and assets divested above is now presented as discontinued operations in our unaudited condensed consolidated financial statements.

Strategic Options and Plan of Dissolution

The Company’s board of directors (the “Board”) unanimously approved each of the transactions above and is now evaluating the strategic options available to the Company. After our consideration of various factors, and the absence of other more favorable strategic options available to us at the time, the Board unanimously determined that the best opportunity available to maximize the remaining value for our Company and to our stockholders was to pursue a voluntary liquidation and dissolution under Delaware law (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) and obtain stockholder approval for the Dissolution at a special meeting of stockholders that was held on April 16, 2025 (the “2025 Special Meeting”). During the period that the Company was seeking stockholder approval of the Dissolution proposal at the 2025 Special Meeting, the Company was also exploring and evaluating other alternative strategic transactions available to the Company, including mergers, reverse mergers, strategic partnerships, investments, licensing and sub-licensing transactions. The Company considered pursuing potential alternative strategic transactions, which included engaging its former financial advisor, Lucid Capital Markets, LLC (“Lucid”), (i) to address the uncertainty surrounding the Company’s ability to ultimately obtain the requisite stockholder approval for the Dissolution, particularly considering the Company did not receive approval for the Dissolution at its previously held special meeting of stockholders, and (ii) to further confirm the strategic direction of the Company as it considered the Dissolution. Stockholders approved the Dissolution at the 2025 Special Meeting. Although stockholder approval of the Dissolution was received, the Board (as part of this approval) was also authorized to subsequently determine, in its discretion, whether or not to proceed with the Dissolution. Accordingly, the Board now retains complete discretion to evaluate and determine if and when the Dissolution should be effected or if another strategic option would instead be available to us that would be a better opportunity to maximize our remaining value for our Company and stockholders and be in the best interests of our Company and stockholders.

If the Board determines to proceed with the Dissolution, then the Company would consider liquidation to be imminent and apply the liquidation basis of accounting pursuant to the accounting principles generally accepted in the United States (“U.S. GAAP”).

Liquidity

Based on our funds available on March 31, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through May 15, 2026; however, there is uncertainty with respect to our strategic direction in the near term. Although the Dissolution was approved by stockholders at the 2025 Special Meeting, it has not been authorized by the Board as the Company is continuing to explore other potential strategic alternatives that may be available to us that could represent a better opportunity for us to maximize our remaining value for our Company and stockholders. As a result, when we do make a determination and pursue our strategic direction in the near term, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, DERMAdoctor, for the quarter ended March 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. See also Note 16, “DERMAdoctor Divestiture.” The accompanying unaudited condensed consolidated financial statements include only the accounts of the Company for the quarter ended March 31, 2025.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications. Prior year amounts have been modified in these unaudited condensed consolidated financial statements to properly report amounts under current operations and discontinued operations (see Note 14, “Avenova Asset Divestiture and Bridge Loan”; Note 15, “Wound Care Divestiture”; and Note 16, “DERMAdoctor Divestiture”).

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, contract liabilities related to product sales such as product returns, assumptions for valuing warrants, assumptions for valuing derivative liabilities, intangible assets, goodwill, long-lived asset impairments, stock-based compensation, income taxes and other contingencies.

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

Segment Information

The Company has one operating and reportable segment that encompasses the Company’s consolidated ongoing operations, reflecting the integrated nature of its currently limited business. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The measurement of profit and loss is the segment loss, which is equivalent to the “net loss from continuing operations” as reported on the Company's statement of operations. The measurement of segment assets is reported on the Company’s balance sheet as “total assets.” The CODM allocates resources to the Company’s initiatives and assesses performance on a consolidated basis, focused on the maintenance of the Company’s cash resources while meeting its wound care commitments through June 30, 2025, completing commitments under the Avenova Asset Divestiture Transition Services Agreement through May 17, 2025, assessing strategic alternatives on an ongoing basis and maintaining its public company status. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

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

The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 2, 2025 (collectively, the “2024 Annual Report”).

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$8,467	$430
Restricted cash included in other assets	477	477
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$8,944	$907

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and warrant liabilities. The Company’s cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations. The Company recorded $589 thousand in property and equipment impairment losses during the quarter ended March 31, 2025, which included $30 thousand for fixed assets including leasehold improvements and $559 thousand for operating lease right-of-use assets. The Company did not record any impairment losses during the quarter ended March 31, 2024.

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

The Company recorded $559 thousand in impairment losses during the quarter ended March 31, 2025 related to operating lease right-of-use assets.

Common Stock Warrants

The Company accounts for common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging (ASC 815).

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of these warrants are determined using the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions” and Note 10, “Common Stock Warrants.”

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

Preferred Stock

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 11, “Stockholders’ Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. Prior to a termination, when a conversion price for outstanding Preferred Stock was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the Ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the Ratchet anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 12, “Equity-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share by presenting both basic and diluted loss per share (“EPS”) as shown in the Company’s condensed consolidated statements of operations (unaudited).

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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted income (loss) per share:
Net loss from continuing operations	$(3,330)	$(2,925)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	380
Net loss from continuing operations attributable to common stockholders	$(3,330)	$(3,305)
Net income (loss) from discontinued operations	11,000	(289)
Net income (loss)	$7,670	$(3,594)

Denominator for income (loss) per share:
Weighted average shares outstanding – basic (diluted for net loss)	5,308	120
Effect of dilutive Unsecured Convertible Notes	107	—
Weighted average shares outstanding – diluted for net income	5,415	120

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2025	2024
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	15	103
Common stock equivalent of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”)	-	148
Stock options	7	3
Stock warrants	4,754	241
	4,776	495

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the statements of operations. ASU No. 2024-03 does not change the requirements for the presentation of expenses on the face of the statements of operations. Under ASU No. 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the statements of operations if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2024-03 is not expected to have an effect on our consolidated financial statements, it is expected to result in incremental disclosures within the notes to our consolidated financial statements. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
	Balance at	Markets	Significant
	March 31,	for	Other	Significant
	2025 and	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$477	$477	$—	$—

The Company’s cash equivalents and restricted cash held as certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this report. The following tables summarize the assumptions utilized for valuations impacting results for the periods reported. See also Note 12, “Equity-Based Compensation” for related Black Scholes valuation assumptions.

Warrant Liabilities

Certain of the Company’s warrants were subject to stockholder approval upon issuance or amendment and prior to exercise. Warrants requiring stockholder approval are recorded as a liability at fair value upon issuance or amendment and continue to be recorded as a liability at fair value at each reporting date until stockholder approval occurs at which time they are transferred to stockholders’ equity at their fair value on the date of approval. Fair value was determined using a Black Scholes model as outlined below. See Note 10, “Common Stock Warrants” for additional information and the definitions of the Company’s warrants.

	December 2023 Warrants	December 2023 Warrants
Measurement event	Reporting Date	Reporting Date

Date	December 31, 2023	March 31, 2024
Total Value	$0.3 million	$0.2 million
Gain (Loss)		$173 thousand

Assumptions:
Exercise price	$8.75	$8.75
Market price	$7.14	$3.50
Volatility	79.3%	92.3%
Risk-free rate	3.85%	4.21%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.2

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Issuance	Reporting Date
Date	March 25, 2024	March 31, 2024
Total Value	$0.1 million	$0.1 million
Gain (Loss)		$21 thousand

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.55	$3.50
Volatility	86.9%	86.9%
Risk-free rate	4.24%	4.21%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.5

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (see Note 11, “Stockholders’ Equity”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. Prior to its termination, when a conversion price for outstanding Preferred Stock was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the Ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the Ratchet anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

	Series C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	March 24, 2024	March 24, 2024
Total value (b)	$0.5 million	$0.9 million
Deemed dividend		$380 thousand

Assumptions:
Exercise price	$8.75	$4.90
Market price	$4.77	$4.77
Volatility	79.9%	79.9%
Risk-free rate	5.51%	5.51%
Dividend yield	0.0%	0.0%
Term (in years)	0.1	0.1

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion above.
(b)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Bifurcatable Derivatives

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 9, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Unsecured Convertible Notes derivative	Unsecured Convertible Notes derivative
Measurement event	Issuance	Reporting Date
Date	March 25, 2024	March 31, 2024
Total value	$0.2 million	$0.2 million
Gain (Loss)		$65 thousand

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.51	$3.50
Volatility	86.9%	86.9%
Risk-free rate	4.54%	4.59%
Dividend yield	0.0%	0.0%
Term (years)	2.0	2.0

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Vendor and other receivables	$223	$76
Avenova Asset Divestiture Escrow	134	—
Dues & subscriptions	89	67
Prepaid taxes & licenses	73	65
Prepaid insurance	42	48
Other	10	16
Total prepaid expenses and other current assets	$571	$272

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Office and laboratory equipment	$20	$20
Furniture and fixtures	73	157
Computer equipment and software	336	389
Leasehold improvements	152	152
Total property and equipment, at cost	581	718
Less: Impairment	(30)	—
Less: Accumulated depreciation	(539)	(674)
Total property and equipment, net	$12	$44

Depreciation expense was $2 thousand and $12 thousand for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 the Company disposed of damaged, unusable and fully depreciated property and equipment with a cost of approximately $137 thousand with no comparable adjustments for the three months ended March 31, 2024.

Additionally, the Company impaired $30 thousand of its remaining fixed assets due to the uncertainty associated with its operations and its exploration of strategic alternatives.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Avenova Asset working capital due to PRN	$663	$—
Employee payroll and benefits	442	360
Taxes	290
Warrant repurchases	175	—
Professional services	59	99
Interest	51	37
Other	100	85
Total accrued liabilities	$1,780	$581

NOTE 7. COMMITMENTS AND CONTINGENCIES

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of March 31, 2025 or December 31, 2024.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its suppliers and others. Additionally, the Company provided for certain indemnification in conjunction with the Avenova Asset Divestiture (see Note 14, “Avenova Asset Divestiture and Bridge Loan”). Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2025 or December 31, 2024.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of March 31, 2025 and December 31, 2024, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. During the quarter ended March 31, 2025, the Company recorded an impairment of right-of-use assets of $559 thousand associated with the lease in the Company’s financial statements due to the uncertainty associated with its operations and its exploration of its strategic options, whether that may involve the Dissolution or a potential strategic alternative transaction.

Lease costs for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease – expense	$71	$100
Operating lease – included in operating cash flow	79	76

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (in years)	2.3	3.3
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of March 31, 2025 were as follows (in thousands):

2025	$361
2026	444
2027	290
Total future minimum lease payments	1,095
Less: Imputed interest	(54)
Total	$1,041

Reported as:
Operating lease liability	$403
Operating lease liability- non-current	638
Total	$1,041

NOTE 8. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 9, “Convertible Notes;” 10, “Common Stock Warrants” and 11, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

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

The Series F-1 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the five-year anniversary of the date of issuance. The Series F-2 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and have since expired on the six-month anniversary of the date of issuance on January 29, 2025. The Series F-3 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the one-year anniversary of the date of issuance. The July 2024 Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.01 per share and could be exercised at any time until the July 2024 Pre-Funded Warrants were exercised in full.

The July 2024 Warrants included a one-time down round feature adjustment where the exercise price was automatically reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the volume weighted average prices for the five (5) trading days immediately preceding the date that is sixty calendar days after issuance of the July 2024 Warrants as applicable. Such down round feature adjustment was triggered on September 27, 2024, which resulted in a reduced exercise price of $0.66 for all of the July 2024 Warrants.

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

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” during the quarter ended June 30, 2024.

NOTE 9. CONVERTIBLE NOTES

Unsecured Convertible Notes

On March 24, 2024, in connection with completing certain required conditions to close the DERMAdoctor Divestiture, the Company and the holders of the Secured Convertible Notes entered into a First Amendment (the “First Amendment”) to the Company’s Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove all of the DERMAdoctor membership units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement, and a Consent and Release (the “Subsidiary Guarantee Consent”), to terminate the Subsidiary Guarantee, dated April 7, 2023 (the “Subsidiary Guarantee”) (collectively, the “2024 Subsidiary Guarantee Termination”).

The Company issued $525 thousand aggregate principal amount of unsecured convertible notes (the “Unsecured Convertible Notes”) in conjunction with the 2024 Subsidiary Guarantee Termination. The 2024 Subsidiary Guarantee Termination was executed with certain holders of the Secured Convertible Notes in order to close the DERMAdoctor Divestiture (see Note 16, “DERMAdoctor Divestiture”). The Unsecured Convertible Notes are due March 25, 2026 and bear no stated interest.

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $4.90 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. As of March 31, 2025, the Unsecured Convertible Notes were convertible for up to 107,146 shares of common stock.

Upon issuance in March 2024, the lender’s conversion option under the Unsecured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $224 thousand as of the date of issuance in accordance with a Black Scholes valuation model. The fair value of the embedded derivative liability was determined to be $159 thousand as of March 31, 2024. The change of $65 thousand in fair value between the date of issuance and as of March 31, 2024 was recorded as a non-cash gain on change in fair value of embedded derivative liability in the condensed consolidated statements of operations. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Model Assumptions.”

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. The effective interest rate on the Unsecured Convertible Notes is 144%. During the quarters ended March 31, 2025 and 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $39 thousand and $1 thousand, respectively, which was included in other expense, net in the condensed consolidated statements of operations.

Secured Convertible Notes

In May 2023, the Company issued $3.3 million aggregate principal amount Original Issue Discount Senior Secured Convertible Debentures (the “Secured Convertible Notes”) in conjunction with a May 2023 private placement (the “2023 Private Placement”). The Secured Convertible Notes were issued with a $300 thousand original issue discount.

Beginning June 1, 2023, the Company was required to start making a monthly redemption of 1/18th of the original principal amount of the Secured Convertible Notes. Each monthly redemption reduced the outstanding principle of the Secured Convertible Note by $183 thousand.

The Secured Convertible Notes also provided for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes were outstanding. In connection with the 2024 Warrant Reprice Transaction (see Note 11, “Stockholders’ Equity”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Public Offering (see Note 11, “Stockholders’ Equity”), the Company repaid the remaining balance of the Secured Convertible Notes with a payment totaling $433 thousand in cash. Upon full repayment, the Company was released from any further obligations under the Secured Convertible Notes with the lenders.

The discounts and debt issuance costs were amortized to interest expense using the effective interest rate method over the term of the Secured Convertible Notes. The effective interest rate on the Secured Convertible Notes was 173%. During the quarter ended March 31, 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $0.4 million, which was included in other expense, net in the condensed consolidated statements of operations.

NOTE 10. COMMON STOCK WARRANTS

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 8, “Financing Activities;” and 11, “Stockholders’ Equity” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

July 2024 Pre-Funded Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued 2,041,814 July 2024 Pre-Funded Warrants (in lieu of shares of common stock (see additional discussion in Note 8, “Financing Activities”). The July 2024 Pre-Funded Warrants were classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, were immediately exercisable, did not embody an obligation for us to repurchase our shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise.

As of March 31, 2025, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand during the third quarter of 2024.

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

The July 2024 Warrants were classified as a component of permanent equity. The July 2024 Warrants down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $0.66 per share for all of the July 2024 Warrants.

In January 2025, Series F-2 Warrants were exercised for 402,727 shares of common stock. The remaining Series F-2 Warrants exercisable for 3,134,485 shares of common stock expired unexercised on January 29, 2025.

In March 2025, the Company entered into three (3) separate confidential settlement and release agreements (collectively, the “Settlement Agreements”) with each of Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), Bigger Capital Fund, LP (“Bigger”) and District 2 Capital Fund LP (“District 2,” and together with Sabby and Bigger, the “Warrant Holders”) to settle certain disputed matters relating to the July 2024 Warrants held by each of the Warrant Holders. In connection with the Settlement Agreements, Series F-3 Warrants were exercised for 527,784 shares of common stock. Additionally, in conjunction with the Settlement Agreements, Series F-1 Warrants and Series F-3 Warrants exercisable for 1,272,725 and 744,941 shares of common stock, respectively, were repurchased by the Company for $1.8 million. The repurchase of these warrants was recorded as a reduction of additional paid-in capital in the Company’s unaudited condensed consolidated balance sheet during the quarter ended March 31, 2025.

The Settlement Agreements include a “most favored nations” provision for each of the Warrant Holders that would increase the amount paid to the Warrant Holders if any other holder of the Company’s common stock receives a higher amount per underlying warrant, as well as a mutual release of all claims by the Company and the Warrant Holders against each other, without any admission of liability by either party. For more information on the Settlement Agreements, please see the Company’s Form 8-K filed on March 11, 2025.

June 2024 Warrants

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “June 2024 Warrants”) exercisable for 90,381 shares of common stock for $2.57 per share through December 17, 2029. The June 2024 Warrants were classified as a component of permanent equity.

March 2024 Warrant

In March 2024, the Company executed the First Amendment and Subsidiary Guarantee Consent as part of the 2024 Subsidiary Guarantee Termination with holders of the Secured Convertible Notes (see Note 9, “Convertible Notes”) in order to satisfy a closing condition for the DERMAdoctor Divestiture (see Note 16, “DERMAdoctor Divestiture”). In exchange for the consent of each holder, the option, at the holder’s election, to receive upon the closing of the DERMAdoctor Divestiture either, a new common stock warrant (the “March 2024 Warrant”), or a new unsecured convertible note (see Note 9, “Convertible Notes”). One holder elected the option to receive a March 2024 Warrant exercisable for 28,572 shares of common stock for $4.90 per share.

The March 2024 Warrant was initially classified as a liability from the date of issuance until Company stockholder approval on May 28, 2024, at which time it was reclassified to equity.

December 2023 Warrants

In December 2023, the Company issued new common stock purchase warrants (the “December 2023 Warrants”) exercisable for 72,256 shares of common stock for $8.75 per share through June 21, 2029.

The December 2023 Warrants were initially classified as liabilities from the date of issuance until Company stockholder approval was received on May 28, 2024, at which time it was reclassified to equity.

May 2023 Warrants

In May 2023, the Company issued the following new common stock purchase warrants (collectively, the “May 2023 Warrants”):

●	May 2023 Series B-1 Warrants exercisable for 72,528 shares of common stock for an initial exercise price of $45.50 per share through June 9, 2028 (“May 2023 B-1 Warrants”); and
●	May 2023 Series B-2 Warrants exercisable for 72,528 shares of common stock for an initial exercise price of $45.50 per share through June 9, 2025 (“May 2023 B-2 Warrants”).

In December 2023, the Company amended certain May 2023 Warrants to reduce their exercise prices to $8.75 per share. Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $45.50 per share):

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

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $2.50 per share. Immediately after amendment, the following May 2023 Warrants were exercised (while any unexercised May 2023 Warrants maintained an exercise price of $8.75 per share):

●	May 2023 B-1 Warrants exercisable for 54,396 shares of common stock; and
●	May 2023 B-2 Warrants exercisable for 18,408 shares of common stock.

November 2022 Warrants

In November 2022, the Company issued the following common stock purchase warrants (collectively, the “November 2022 Warrants”):

●	November 2022 Series A-1 Warrants exercisable for 14,741 shares of common stock for an initial exercise price of $220.50 per share through November 20, 2028 (“November 2022 A-1 Warrants”); and
●	November 2022 Series A-2 Warrants exercisable for 14,741 shares of common stock for an initial exercise price of $220.50 per share through May 20, 2024 (“November 2022 A-2 Warrants”).

In May 2023, the Company amended certain November 2022 Warrants to reduce their exercise prices from $220.50 per share to $52.50 per share as follows:

●	November 2022 A-1 Warrants exercisable for 12,473 shares of common stock; and
●	November 2022 A-2 Warrants exercisable for 12,473 shares of common stock.

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

September 2022 Warrants

In September 2022, the Company issued new common stock purchase warrants (the “September 2022 Warrants”) exercisable for 9,371 shares of common stock for an initial exercise price of $220.50 per share through September 11, 2028.

In May 2023, the Company amended certain September 2022 Warrants exercisable for 6,819 shares of common stock to reduce their exercise prices from $220.50 per share to $52.50 per share.

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain September 2022 Warrants exercisable for 5,104 shares of common stock to reduce their exercise prices from $52.50 per share to $2.50 per share.

November 2021 Warrants

In November 2021, the Company issued new common stock purchase warrants (the “November 2021 Warrants”) exercisable for 30,616 shares of common stock for an initial exercise price of $649.25 per share through March 9, 2023.

In September 2022, the Company amended all November 2021 Warrants to reduce their exercise prices from $649.25 per share to $220.50 per share and extend their termination date to September 11, 2028. Immediately after amendment, November 2021 Warrants were exercised for 7,654 shares of common stock.

In May 2023, the Company amended certain November 2021 Warrants exercisable for 15,308 shares of common stock to reduce their exercise prices from $220.50 per share to $52.50 per share.

July 2020 Warrants

In July 2020, the Company issued new common stock purchase warrants (the “July 2020 Warrants”) exercisable for 5,635 shares of common stock for an initial exercise price of $2,021.25 per share through January 22, 2026.

In September 2022, the Company amended certain July 2020 Warrants exercisable for 3,921 shares of common stock to reduce their exercise prices from $2,021.25 to $220.50 per share. Immediately after amendment, July 2020 Warrants were exercised for 1,715 shares of common stock.

In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain July 2020 Warrants exercisable for 2,206 shares of common stock to reduce their exercise prices from $220.50 per share to $52.50 per share.

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding at March 31, 2025 and 2024 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2023	210,946	$50.96
Warrants granted	28,572	4.90
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at March 31, 2024	239,518	56.63

Outstanding at December 31, 2024	10,836,275	$1.41
Warrants granted	—	—
Warrants exercised	(930,511)	0.66
Warrants expired	(3,134,485)	0.66
Warrants repurchased	(2,017,666)	0.66
Outstanding at March 31, 2025	4,753,613	2.36

The exercise of 527,784 Series F-3 Warrants and repurchase of Series F-1 Warrants and Series F-3 Warrants of 1,272,725 and 744,941, respectively, between December 31, 2024 and March 31, 2025, were pursuant to the Settlement Agreements that we entered into in March 2025 to settle certain disputed matters relating to the July 2024 Warrants held by each of the Warrant Holders. See Note 10, “Common Stock Warrants” for additional information.

Common stock warrants outstanding as of March 31, 2025 were as follows:

Series	Exercise Price	Expiration Date	Warrants
July 2020 Warrants	$2,021.25	January 22, 2026	1,714
July 2020 Warrants	52.50	January 22, 2026	2,206
TLF Warrants	822.96	January 15, 2026	13
November 2021 Warrants	220.50	September 11, 2028	7,654
November 2021 Warrants	52.50	September 11, 2028	15,308
September 2022 Warrants	220.50	September 11, 2028	2,552
September 2022 Warrants	52.50	September 11, 2028	1,715
November 2022 A-1 Warrants	220.50	November 20, 2028	2,268
December 2023 Warrants	8.75	June 21, 2029	72,256
March 2024 Warrant	4.90	March 24, 2029	28,572
June 2024 Warrants	2.57	December 17, 2029	90,381
July 2024 F-1 Warrants	0.66	July 30, 2029	2,264,487
July 2024 F-3 Warrants	0.66	July 29, 2025	2,264,487
Outstanding at March 31, 2025			4,753,613

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands) during the quarter ended March 31, 2024. There were no warrant liabilities outstanding during the quarter ended March 31, 2025. See additional information per Note 3, “Fair Value Measurements”, subheading “Black Scholes Valuation Model Assumptions.”

Warrant liabilities as of December 31, 2023	334
Decrease in fair value of December 2023 Warrants liability during period	(173)
Fair value of March 2024 Warrant upon issuance	92
Decrease in fair value of March 2024 Warrant liability after issuance	(21)
Warrant liabilities as of March 31, 2024	$232

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the quarter ended March 31, 2024 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). Only Series B Preferred Stock was outstanding during the quarter ended March 31, 2025. The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. The Preferred Stock had anti-dilution protection (the “Ratchet”) in the event that the Company sells or grants any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock. These Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. As of March 31, 2025 and 2024, 131 and 26 shares of Series B Preferred Stock remained outstanding, respectively. As of March 31, 2025, outstanding shares of Series B Preferred Stock were convertible into 15,065 shares of common stock at a conversion price of $8.75.

On January 29, 2024, the Ratchet of the Series B Preferred Stock expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted into common stock. The Series B Preferred Stock conversion price will remain at $8.75 until all remaining Series B Preferred Stock has been converted.

Series C Preferred Stock

The Company issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with a private placement transaction. As of March 31, 2025, no shares of Series C Preferred Stock remained outstanding.

Common Stock

See Notes 8, “Financing Activities” and 10, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the three months ended March 31, 2025 and 2024.

NOTE 12. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the grant of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board. The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of March 31, 2025.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the grant of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. As of March 31, 2025, there were 13,875 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2024, and activity during the three months ended March 31, 2025:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	7	$471.64	8.3	$3
Options forfeited/cancelled	(1)	1,146.39
Outstanding at March 31, 2025	6	448.84	8.1	3

Vested and expected to vest at March 31, 2025	6	448.84	8.1	3
Vested and exercisable at March 31, 2025	1	2,015.89	4.3	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of March 31, 2025 for option awards that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three months ended March 31, 2025.

As of March 31, 2025, the total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $5 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the remaining weighted average vesting period of 0.42 years.

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

The Company did not grant any stock options or shares of restricted stock to employees or directors to purchase shares of the Company’s common stock during the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $2 thousand and $47 thousand, respectively, for option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three months ended March 31, 2025 and 2024, the Company did not grant options or restricted stock to non-employees in exchange for advisory and consulting services. For the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $13 thousand, as it relates to non-employees with no comparable expense for the three months ended March 31, 2025.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of continuing operations for the options and restricted stock awards discussed above is as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
General and administrative	$2	$60

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $11 thousand and $12 thousand to the plan from continuing operations in the three months ended March 31, 2025 and 2024, respectively.

NOTE 14. AVENOVA ASSET DIVESTITURE AND BRIDGE LOAN

On January 17, 2025, we completed the sale of our eyecare products sold under the Avenova brand and related assets (the “Avenova Assets”) to PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company (“PRN”), which constituted substantially all of our revenue generating and operating assets (the “Avenova Asset Divestiture”). The Avenova Asset Divestiture was consummated pursuant to the Asset Purchase Agreement, dated September 19, 2024, as amended by Amendment No. 1 to the Asset Purchase Agreement, dated November 5, 2024 (as so amended, the “Purchase Agreement”). The Purchase Agreement provided for, among other terms, a base purchase price of $11.5 million for the Avenova Assets and for PRN to provide the Company with up to a $1.0 million secured promissory note (the “Bridge Loan”). Amounts borrowed under the Bridge Loan were required to be used for working capital purposes, bore interest at a rate of 10% per annum and were secured by all of the Company’s assets as collateral. On November 22, 2024, the Company requested and received $0.5 million under the Bridge Loan.

In accordance with the Purchase Agreement, at the closing of the Avenova Asset Divestiture we received the cash purchase price equal to $11.5 million, less (i) the $507,953.72 balance of the Bridge Loan which was discharged with collateral released and (ii) $500,000, which amount was deposited into an escrow account (the “Escrow”) for up to six (6) months to be used for our indemnification obligations under the Purchase Agreement or the payment of the Net Working Capital Adjustment (as defined below) after the closing. The final amount of the purchase price that we received in the Avenova Asset Divestiture was subject to a post-closing working capital adjustment, upward or downward, that was limited to an amount of up to $500,000 (the “Net Working Capital Adjustment”). The Net Working Capital Adjustment was mutually determined by PRN and the Company based upon the difference between the amount of our Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the agreed upon target working capital value of $800,000. The Net Working Capital Adjustment was determined to be $365,566, which will reduce the amount of total proceeds that we will receive from the Avenova Asset Divestiture. We recorded a gain of $10.7 million on the Avenova Asset Divestiture during the quarter ended March 31, 2025, net of the agreed upon Net Working Capital Adjustment.

In connection with the closing of the Avenova Asset Divestiture on January 17, 2025, we entered into a Transition Services Agreement, dated January 17, 2025 with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Divestiture (the “PRN Transition Services Agreement”). In exchange for providing such services, PRN and NovaBay agreed upon service fees to be paid to us. We recognized $12 thousand under the PRN Transition Services Agreement during the quarter ended March 31, 2025, which was included in other expense, net in the Company’s condensed consolidated statement of operations (unaudited).

The accounting requirements for reporting results related to the Avenova Assets as discontinued operations were met during the first quarter of 2025. Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results related to the Avenova Assets as a discontinued operation for the periods presented.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities related to the Avenova Assets have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2024, and consist of the following (in thousands):

Balance at December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$352
Inventory, net	765
Prepaid expenses and other current assets	62
Total current assets, discontinued operations	1,179
Property and equipment, net, discontinued operations	9
Total assets, discontinued operations	$1,188

LIABILITIES
Liabilities:
Current liabilities:
Accounts payable	$471
Accrued liabilities	676
Total current liabilities, discontinued operations	$1,147

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. Results related to the Avenova Asset for the three months ended March 31, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Net sales	$433	$2,367
Cost of goods sold	170	755
Gross profit	263	1,612
Operating expenses
Sales and marketing	224	1,055
Total operating expenses	224	1,055
Operating income	39	557
Gain on divestiture	10,700	—
Net income from discontinued operations before income taxes	10,739	557
Provision for income taxes	269	—

Net income from discontinued operations, net of taxes	$10,470	$557

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. Results related to the Avenova Asset for the three months ended March 31, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net income from discontinued operations	$10,470	$557
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	—
Changes in operating assets and liabilities:
Accounts receivable	(72)	(189)
Inventory	73	(114)
Prepaid expenses and other current assets	—	(24)
Other assets	9	—
Accounts payable and accrued liabilities	(252)	128
Net cash (used in) provided by operating activities, discontinued operations	(472)	358

Investing activities:
Proceeds from divestiture	11,000	—
Net cash provided by investing activities, discontinued operations	11,000	—

Net increase in cash and cash equivalents, discontinued operations	$10,528	$358

NOTE 15. WOUND CARE DIVESTITURE

On January 3, 2025, we entered into a Trademark Acquisition Agreement with Phase One that provided for the purchase by Phase One of the Company’s Wound Care Trademarks for a purchase price of $500,000 (the “Trademark Acquisition Agreement,” and such sale, the “Wound Care Divestiture”). In connection with the Wound Care Divestiture, we also entered into a Transition Services Agreement, dated January 3, 2025, with Phase One (the “Phase One Transition Services Agreement”), pursuant to which we: (i) provided limited transition services to Phase One until January 10, 2025; (ii) sold our existing wound care inventory from an outstanding purchase order to Phase One for an aggregate payment of $126,000; and (iii) provided our remaining empty wound care product bottles to Phase One. In addition, the Phase One Transition Services Agreement provided that the existing supplier and distributor relationship between NovaBay and Phase One would be terminated upon the closing of the Wound Care Divestiture. We completed the Wound Care Divestiture on January 8, 2025. We recorded a net gain of $0.5 million as a result of the Wound Care Divestiture during the quarter ended March 31, 2025.

The accounting requirements for reporting results related to the Wound Care Trademarks as discontinued operations were met during the first quarter of 2025. Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results related to the Wound Care Trademarks as a discontinued operation for the years presented.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of discontinued operations in the consolidated balance sheets. The assets and liabilities related to the Wound Care Trademarks have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2024, and consist of the following (in thousands):

Balance at December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$6
Inventory, net	48
Total current assets, discontinued operations	$54

LIABILITIES
Liabilities:
Current liabilities:
Accounts payable	$43
Total current liabilities, discontinued operations	$43

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. Results related to the Wound Care Trademarks for the three months ended March 31, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Net sales	$122	$244
Cost of goods sold	75	82
Gross profit	47	162
Operating expenses
Research and development	3	19
Total operating expenses	3	19
Operating income	44	143
Gain on divestiture	500	—
Net income from discontinued operations before income taxes	544	143
Provision for income taxes	14	—

Net income from discontinued operations, net of taxes	$530	$143

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. Results related to the Wound Care Trademarks for the three months ended March 31, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net income from discontinued operations	$530	$143
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	6	(108)
Inventory	43	15
Prepaid expenses and other current assets	—	(19)
Accounts payable and accrued liabilities	(38)	18
Net cash provided by operating activities, discontinued operations	41	49

Investing activities:
Proceeds from divestiture	500	—
Net cash provided by investing activities, discontinued operations	500	—

Net increase in cash and cash equivalents, discontinued operations	$541	$49

NOTE 16. DERMADOCTOR DIVESTITURE

On March 12, 2024, the Company entered into an agreement to sell 100% of the membership units of DERMAdoctor for a closing purchase price of $1.1 million (the “DERMAdoctor Divestiture”). The sale of the membership units closed, and the DERMAdoctor Divestiture occurred, on March 25, 2024. The accounting requirements for reporting the DERMAdoctor business as discontinued operations were met during the first quarter of 2024. Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results of the DERMAdoctor business as a discontinued operation for the years presented.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”), the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. The results of DERMAdoctor’s operations for the three months ended March 31, 2024 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

For the three months ended March 31, 2024

Net sales	$717
Cost of goods sold	493
Gross profit	224
Operating expenses
Research and development	2
Sales and marketing	292
General and administrative	48
Total operating expenses	342
Operating loss	(118)

Loss on divestiture	(871)

Net loss from discontinued operations	$(989)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. The results of DERMAdoctor for the three months ended March 31, 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

For the three months ended March 31, 2024

Operating activities:
Net loss from discontinued operations	$(989)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on divestiture	865
Changes in operating assets and liabilities:
Accounts receivable	(262)
Inventory	183
Prepaid expenses and other current assets	(4)
Other assets	15
Accounts payable and accrued liabilities	63
Operating lease liabilities	(31)
Net cash used in operating activities, discontinued operations	(160)

Investing activities:
Proceeds from divestiture	1,070
Cash transferred to New Age Investments, LLC	(46)
Net cash provided by investing activities, discontinued operations	1,024

Net increase in cash and cash equivalents, discontinued operations	$864

NOTE 17. INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of $0.3 million and $0 during the three months ended March 31, 2025, and March 31, 2024, respectively which was included in net income (loss) from discontinued operations, net of taxes in the Company’s condensed consolidated statement of operations (unaudited). The Company’s effective income tax rate was 3.7% and 0% for the three months ended March 31, 2025, and March 31, 2024, respectively.   The Company continues to maintain a full valuation allowance on its net deferred tax assets.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2025, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to, or disclosure in, the unaudited condensed consolidated financial statements.

In connection with the Avenova Asset Divestiture and in accordance with the Purchase Agreement, the final amount of the purchase price that we will receive in the Avenova Asset Divestiture remained subject to possible upward or downward adjustment up to $500,000 based on the amount of the Net Working Capital Adjustment that we and PRN would determine post-closing. On May 2, 2025, the Net Working Capital Adjustment agreed upon by PRN and us was $366 thousand, which amount was determined based upon the difference between the amount of our Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the amount of the target working capital value of $800 thousand. This Net Working Capital Adjustment of $366 thousand was paid to PRN from the Escrow and resulted in a reduction of the total purchase price that we received from the Avenova Asset Divestiture. Following the payment of the Net Working Capital Adjustment amount, an outstanding balance of $134 thousand remains in the Escrow available for any post-closing indemnification obligations we may have to PRN until July 17, 2025.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” “determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the significant changes that have occurred to us and our business as a result of completing the Avenova Asset Divestiture and the Wound Care Divestiture, the expected additional changes that will occur when we determine and proceed with the future strategic direction of our Company, as well as other factors, including those set forth under the section titled “Risk Factors” in Part I, Item 1A. of our 2024 Annual Report, as well as in other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

We were historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. We have undergone significant changes to our business and operations as a result of the following transactions in the first quarter of 2025 and 2024:

●

The Avenova Asset Divestiture which closed on January 17, 2025 and in which we sold our primary eyecare business (see Note 14, “Avenova Asset Divestiture and Bridge Loan” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report);

●

The Wound Care Divestiture which closed on January 8, 2025 and in which we sold a significant portion of our wound care business (see Note 15, “Wound Care Divestiture” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report); and

●

The DERMAdoctor Divestiture which closed on March 12, 2024 and in which we sold our primary skin care business (see Note 16, “DERMAdoctor Divestiture” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report).

Following the closings of all of these transactions, we completed the sale of substantially all of our assets and significantly reduced the Company’s operations and significantly reduced our current and expected revenue. The expected revenue from our continuing operations is expected to be derived primarily from the manufacture of our wound care products at least until June 30, 2025 under our remaining contractual obligations to our distribution partner in China.

Discontinued Operations

Historical financial results related to each of the businesses that we divested above in the Avenova Asset Divestiture, the Wound Care Divestiture and the DERMAdoctor Divestiture is presented as discontinued operations in the unaudited condensed consolidated financial statements included in this report. See Notes 14, “Avenova Asset Divestiture and Bridge Loan,” 15 “Wound Care Divestiture” and 16, “DERMAdoctor Divestiture” to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details.

Strategic Options and Plan of Dissolution

The Company’s Board unanimously approved each of the transactions above and is now evaluating the strategic options available to the Company. After consideration of various factors, and the absence of other more favorable strategic options available to us at the time, the Board unanimously determined that the best opportunity available to maximize the remaining value for our Company and to our stockholders was to pursue the Dissolution pursuant to the Plan of Dissolution and obtain stockholder approval of the Dissolution at the 2025 Special Meeting (see Note 1, “Organization” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report). During the period that the Company was seeking stockholder approval of the Dissolution proposal at the 2025 Special Meeting, the Company was also exploring and evaluating other alternative strategic transactions available to the Company, including mergers, reverse mergers, strategic partnerships, investments, licensing and sub-licensing transactions. The Company considered pursuing potential alternative strategic transactions, which included engaging its former financial advisor, Lucid (i) to address the uncertainty surrounding the Company’s ability to ultimately obtain the requisite stockholder approval for the Dissolution, particularly considering the Company did not receive approval for the Dissolution at its previously held special meeting of stockholders, and (ii) to further confirm the strategic direction of the Company as it considered the Dissolution. Stockholders approved the Dissolution at the 2025 Special Meeting held on April 16, 2025. Although stockholder approval of the Dissolution was received, the Board as part of this approval was also authorized to subsequently determine, in its discretion, whether or not to proceed with the Dissolution. Accordingly, the Board now retains complete discretion to evaluate and determine if and when the Plan of Dissolution should be effected or if another strategic option would instead be available to us that would be a better opportunity to maximize our remaining value for our Company and stockholders and be in the best interests of our Company and stockholders.

If the Board determines to proceed with the Dissolution, then the Company would consider liquidation to be imminent and apply the liquidation basis of accounting pursuant to U.S. GAAP.

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

While our stockholders’ equity of $6.2 million as of March 31, 2025 exceeded the required amounts provided for under Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide, the Company has not yet regained compliance and remains subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. Although we may satisfy these requirements, the closing of the Avenova Asset Divestiture and the Wound Care Divestiture and the related changes to our Company could otherwise cause the NYSE American to delist our shares of common stock. This delisting may occur prior to the Dissolution, and/or the Company being able to pursue another strategic alternative transaction. To the extent the NYSE American does not delist our shares, and the Board determines to effect the Dissolution, the Company plans to request that our common stock stop trading on the NYSE American on the effective date of the Dissolution or as soon thereafter as is reasonably practicable. However, if we instead decide to pursue an alternative strategic transaction, then we expect that as part of such transaction that we will continue working to regain NYSE American compliance.

Financial Overview and Outlook

As a result of having completed the Avenova Asset Divestiture and the Wound Care Divestiture in January 2025, our business was significantly reduced. We expected to derive revenue in the near term from manufacturing our wound care products under our remaining contractual obligations to our distribution partner in China until at least June 30, 2025 and through our continued performance of transition services for PRN under the PRN Transition Services Agreement through May 19, 2025. Based on our funds available on March 31, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through May 15, 2026; however, there is uncertainty with respect to our strategic direction. Although the Dissolution was approved by stockholders at the 2025 Special Meeting, it has not been authorized by the Board as the Company is continuing to explore other potential strategic alternatives that may be available to us that could represent a better opportunity for us to maximize our remaining value for our Company and stockholders. As a result, when we do make a determination and pursue our strategic direction in the near term, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these unaudited condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report, we believe that the following accounting estimates are most critical to fully understanding and evaluating our reported financial results as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly taking into account the significant changes that occurred to our business as a result of the closing of the Avenova Asset Divestiture and the Wound Care Divestiture in January 2025.

Impairment of Assets

We review long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgement in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as economic conditions, probability of success, and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the first quarter of 2025 as further described in Notes 2, “Summary of Significant Accounting Policies;” 5, “Property and Equipment;” and 7, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (dollars in thousands)

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Change	Change
Statement of Operations

Operating expenses
General and administrative	$2,701	$2,291	$410	18%
Impairment of long-lived assets	589	—	589	—%
Total operating expenses	3,290	2,291	999	44%
Operating loss	(3,290)	(2,291)	(999)	44%

Non-cash gain on changes in fair value of warrant liability	—	194	(194)	(100)%
Non-cash gain on changes in fair value of embedded derivative liability	—	65	(65)	(100)%
Accretion of interest and amortization of discounts on convertible notes	—	(433)	433	(100)%
Other expense, net	(40)	(460)	420	(91)%
Net loss from continuing operations	(3,330)	(2,925)	(405)	14%

Net income (loss) from discontinued operations, net of taxes	11,000	(289)	11,289	(3,906)%
Net income (loss)	$7,670	$(3,214)	$10,884	(339)%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the Wound Care Divestiture for the three months ended March 31, 2025 and from the DERMAdoctor Divestiture for the three months ended March 31, 2024 have been aggregated and reported for each of these periods in the line item titled “Net income (loss) from discontinued operations, net of taxes” in the table above. See additional information in Notes 14, “Avenova Asset Divestiture and Bridge Loan;” 15, “Wound Care Divestiture;” and 16, “DERMAdoctor Divestiture” in Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

General and administrative

General and administrative expenses increased $0.4 million, or 18%, to $2.7 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024, due primarily to an increase in outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture and pursuing the potential Dissolution as a strategic option for our Company. The Company also incurred one time severance costs relating to the departure of employees in connection with completing the Avenova Asset Divestiture during the three months ended March 31, 2025. As a result of having completed the Avenova Asset Divestiture, the Company expects that its general and administrative expenses for the second quarter of 2025 will primarily be incurred as we continue to operate the Company’s remaining continuing operations, as well as determine and pursue a strategic direction for our Company that is determined to be in the best interests of our Company and stockholders.

Impairments of Long-Lived Assets

During the quarter ended March 31, 2025, the Company recorded one-time impairments for right-of-use assets associated with leases of $559 thousand and $30 thousand for fixed assets including leasehold improvements due to the uncertainty associated with our future operations and our strategic direction as we are exploring the Dissolution of the Company and other potential strategic alternatives that may be available to us.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a gain of $0.2 million for the three months ended March 31, 2024 with no comparable adjustment for the three months ended March 31, 2025. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants” in the Notes to Unaudited Condensed Consolidated Financial Statements, (unaudited) in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a gain of $65 thousand for the three months ended March 31, 2024 with no comparable adjustment for the three months ended March 31, 2025. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.4 million for the three months ended March 31, 2024 with no comparable result for the three months ended March 31, 2025. The 2024 result was primarily from the amortization of discount and issuance cost related to the Secured Convertible Notes issued in May 2023 which were fully repaid in the third quarter of 2024. See Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Other expense, net

Other expense, net was $40 thousand for the three months ended March 31, 2025 and $0.5 million for the three months ended March 31, 2024. The higher result in the 2024 period was due to issuance costs incurred for the March 2024 Warrant and the Unsecured Convertible Notes issued in March 2024. See Note 9, “Convertible Notes” and Note 10, “Common Stock Warrants” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

We have largely incurred net losses and generated negative cash flows from operations since inception and expect to incur losses as we pursue our strategic initiatives, which could include the Dissolution. Our net losses from continuing operations were $3.3 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, our cash and cash equivalents were $8.5 million, compared to $430 thousand as of December 31, 2024. This increase was due to our Company having received net proceeds from the completed Avenova Asset Divestiture and the Wound Care Divestiture in January 2025 of approximately $10.5 million and $0.5 million, respectively. Our cash and cash equivalents as of December 31, 2024 included cash received from the Bridge Loan. As of December 31, 2024, our Bridge Loan had a balance of approximately $0.5 million, which was subsequently repaid upon the closing of the Avenova Asset Divestiture on January 17, 2025, at which time the collateral securing the Bridge Loan was also released. See additional discussion in Note 14 “Avenova Asset Divestiture and Bridge Loan” in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

On March 25, 2024, the Company issued the Unsecured Convertible Notes to four (4) secured parties that have an aggregate principal amount of $525,000 or will be convertible into an aggregate of 107,146 shares. The principal amount of the Unsecured Convertible Notes does not accrue interest and is payable to the secured parties upon maturity in March 2026, unless earlier converted into common stock. See Note 9 “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

Based on our funds available on March 31, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through May 15, 2026; however, there is uncertainty with respect to our strategic direction in the near term. Although the Dissolution was approved by stockholders at the 2025 Special Meeting, it has not been authorized by the Board as the Company is continuing to explore other potential strategic alternatives that may be available to us that could represent a better opportunity for us to maximize our remaining value for our company and stockholders. As a result, when we do make a determination and pursue our strategic direction in the near term, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

Net Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $1.3 million for the three months ended March 31, 2025, which consisted primarily of a net loss from continuing operations of $3.3 million, adjusted by depreciation and amortization expenses of $2 thousand, stock-based compensation expenses related to employee and director stock awards of $2 thousand, non-cash right-of-use amortization of $53 thousand, non-cash impairment of long-lived assets of $0.6 million, accretion of interest and amortization of debt discounts on convertibles notes of $26 thousand, and a net decrease of $1.3 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $2.0 million for the three months ended March 31, 2024, which consisted primarily of a net loss from continuing operations of $2.9 million, adjusted by depreciation and amortization expenses of $12 thousand, stock-based compensation expenses related to employee and director stock awards of $60 thousand, non-cash expense incurred to obtain consent of Secured Convertible Note holders in connection with the DERMAdoctor Divestiture of $0.4 million, non-cash gain on changes in fair value of warrant liability of $0.2 million, non-cash gain on changes in fair value of embedded derivative liability of $65 thousand, non-cash right-of-use amortization of $84 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $0.4 million, and a net decrease of $0.3 million in our net operating assets and liabilities of continuing operations.

Cash Used in Investing Activities, Continuing Operations

Net cash used in investing activities from continuing operations was $2 thousand for the three months ended March 31, 2024, which consisted of purchases of property and equipment. There was no cash used in, or provided by, investing activities from continuing operations during the three months ended March 31, 2025.

Cash Used in Financing Activities, Continuing Operations

Net cash used in financing activities from continuing operations was $1.7 million for the three months ended March 31, 2025, which consisted primarily of $1.8 million in cash payments to repurchase outstanding warrants and a $0.5 million repayment of the Bridge Note. Offsetting these payments were $0.6 million in proceeds from warrant exercises.

Net cash used in financing activities from continuing operations was $0.6 million for the three months ended March 31, 2024, which consisted primarily of $0.6 million in repayments on the Secured Convertible Notes.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2024, we had net operating loss carryforwards for federal and state income tax purposes of $153.7 million and $128.6 million, respectively. The federal net operating loss carryforwards consist of $94.9 million generated before January 1, 2018, which will begin to expire in 2025 and $59.6 million generated after December 31, 2017, that will carry forward indefinitely but are subject to an 80% limitation for years following December 31, 2021. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2024, we also had tax credit carryforwards of $0.5 million for federal income tax purposes and $0.1 million for state tax purposes. If not utilized, the federal tax credits will begin expiring in 2031. The state tax credits have an indefinite carryover period.

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

Off-Balance Sheet Arrangements

We did not have any “off-balance sheet arrangements” as defined in Item 303(b)(1)(ii)(B) of Regulation S-K at March 31, 2025 or December 31, 2024.

Seasonality

In connection with the Avenova Asset Divestiture, the Wound Care Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations and therefore is not exposed to any significant impact from seasonality.

Contractual Obligations

In the normal course of business, we have historically entered into contracts and commitments that obligate us to make payments in the future and we expect to enter into contracts and commitments on behalf of the Company in connection with pursuing the Dissolution or other strategic alternatives. Information regarding our obligations under lease and convertible note arrangements are provided in Notes 7 and 9, respectively, in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at March 31, 2025 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of March 31, 2025 and December 31, 2024, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at March 31, 2025, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the current quarter which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of March 31, 2025, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2024 Annual Report. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide updated quarterly information under this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-33678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, by and among NovaBay Pharmaceuticals, Inc., DERMAdoctor, LLC and New Age Investments, LLC	8-K	001-33678	2.1	03/14/2024
2.3*	Asset Purchase Agreement, dated September 19, 2024, by and among NovaBay Pharmaceuticals, Inc. and PRN Physician Recommended Nutriceuticals, LLC	8-K	001-33678	2.1	9/20/2024
2.4*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 5, 2024, between PRN Physician Recommended Nutriceuticals, LLC and NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.1	11/06/2024
2.5*	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.9	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.10	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.11	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023

4.12	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.13	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.14	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.16	Form of Pre-Funded Common Stock Warrant	8-K	001-33678	4.4	7/29/2024
4.17	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.18	Form of Series F-2 Common Stock Warrant	8-K	001-33678	4.2	7/29/2024
4.19	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
10.1	Transition Services Agreement, dated as of January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	10.1	1/10/2025
10.2	Engagement Agreement, dated March 4, 2025, by and between NovaBay Pharmaceuticals, Inc. and Lucid Capital Markets, LLC	8-K	001-33678	10.1	3/7/2025
10.3*	Settlement and Release Agreement, dated March 5, 2025, by and between NovaBay Pharmaceuticals, Inc. and Sabby Volatility Warrant Master Fund Ltd.	8-K	001-33678	10.1	3/11/2025
10.4*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and Bigger Capital Fund, LP	8-K	001-33678	10.2	3/11/2025
10.5*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and District 2 Capital Fund LP	8-K	001-33678	10.3	3/11/2025
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: May 15, 2025
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: May 15, 2025
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)