Form 10-Q
period 2025-06-30
NovaBay Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 5,823,497 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,344	$430
Inventory, net	467	—
Prepaid expenses and other current assets	304	272
Current assets, discontinued operations	—	1,233
Total current assets	6,115	1,935
Operating lease right-of-use assets	306	955
Property and equipment, net	11	44
Other assets	479	480
Other assets, discontinued operations	—	9
TOTAL ASSETS	$6,911	$3,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$604	$109
Accrued liabilities	1,020	581
Bridge Loan	—	500
Unsecured Convertible Notes, net of discounts	111	65
Operating lease liabilities	409	398
Current liabilities, discontinued operations	—	1,190
Total current liabilities	2,144	2,843
Operating lease liabilities-non-current	522	709
Total liabilities	2,666	3,552
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized; Series B Preferred Stock; 1 shares issued and outstanding at June 30, 2025 and December 31, 2024	6	6
Common stock, $0.01 par value; 150,000 shares authorized, 5,821 and 4,885 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	58	49
Additional paid-in capital	181,890	183,273
Accumulated deficit	(177,709)	(183,457)
Total stockholders’ equity (deficit)	4,245	(129)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,911	$3,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	1,891	1,617	4,592	3,908
Impairment of long-lived assets	—	—	589	—
Total operating expenses	1,891	1,617	5,181	3,908
Operating loss	(1,891)	(1,617)	(5,181)	(3,908)

Non-cash (loss) gain on changes in fair value of warrant liabilities	—	(80)	—	114
Non-cash loss on change in fair value of embedded derivative liability	—	(83)	—	(18)
Accretion of interest and amortization of discounts on convertible notes	—	(300)	—	(733)
Other expense, net	(73)	(69)	(113)	(453)
Net loss from continuing operations	(1,964)	(2,149)	(5,294)	(4,998)

Net income from discontinued operations, net of taxes (Notes 14, 15 and 16)	42	564	11,042	199
Net (loss) income	(1,922)	(1,585)	5,748	(4,799)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	—	—	(380)
Net (loss) income attributable to common stockholders	$(1,922)	$(1,585)	$5,748	$(5,179)

Weighted average shares outstanding:
Basic (and diluted for net loss)	5,818	1,155	5,564	930
Diluted earnings (loss) per share attributable to common stockholders	5,818	1,155	5,671	930

Basic and diluted net income (loss) per share attributable to common stockholders:
Basic loss per share from continuing operations	$(0.34)	$(1.86)	$(0.95)	$(5.78)
Basic earnings per share from discontinued operations	0.01	0.49	1.98	0.21
Basic (loss) earnings per share attributable to common stockholders	$(0.33)	$(1.37)	$1.03	$(5.57)

Diluted loss per share from continuing operations	$(0.34)	$(1.86)	$(0.94)	$(5.78)
Diluted earnings per share from discontinued operations	0.01	0.49	1.95	0.21
Diluted (loss) earnings per share attributable to common stockholders	$(0.33)	$(1.37)	$1.01	$(5.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1	$6	4,885	$49	$183,273	$(183,457)	$(129)
Net income	-	-	-	-	-	7,670	7,670
Exercise of Series F-2 Warrants	-	-	403	4	262	-	266
Exercise of Series F-3 Warrants	-	-	528	5	343	-	348
Repurchase of warrants	-	-	-	-	(1,990)	-	(1,990)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	2	-	2
Balance at March 31, 2025	1	$6	5,816	$58	$181,890	$(175,787)	$6,167
Net loss	-	-	-	-	-	(1,922)	(1,922)
Repurchase of warrants	-	-	-	-	(4)	-	(4)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	4	-	4
Vesting of director restricted stock awards	-	-	5	0	0	-	0
Balance at June 30, 2025	1	$6	5,821	$58	$181,890	$(177,709)	$4,245

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	7	$1,950	321	$3	$176,210	$(174,849)	$3,314
Net loss	-	-	-	-	-	(3,214)	(3,214)
Conversion of Series B Preferred Stock to common stock	(5)	(231)	537	5	226	-	-
Conversion of Series C Preferred Stock to common stock	(0)	(234)	57	1	233	-	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	380	(380)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	60	-	60
Balance at March 31, 2024	2	$1,485	915	$9	$177,109	$(178,443)	$160
Net loss	-	-	-	-	-	(1,585)	(1,585)
Conversion of Series B Preferred Stock to common stock	(0)	(37)	88	1	36	-	-
Conversion of Series C Preferred Stock to common stock	(1)	(1,442)	148	1	1,441	-	-
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	-	-	-	-	69	-	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	-	-	90	1	129	-	130
Reclassification of December 2023 Warrants from liability	-	-	-	-	212	-	212
Reclassification of March 2024 Warrants from liability	-	-	-	-	100	-	100
Reclassification of embedded derivative liability	-	-	-	-	242	-	242
Shares issued for 35:1 reverse stock split due to rounding feature	-	-	107	1	(1)	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	55	-	55
Vesting of director restricted stock awards	-	-	0	0	0	-	0
Balance at June 30, 2024	1	$6	1,348	$13	$179,392	$(180,028)	$(617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net income (loss)	$5,748	$(4,799)
Net (income) from discontinued operations, net of taxes	(11,042)	(196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3	18
Stock-based compensation expense related to employee and director stock awards	6	115
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	—	368
Non-cash gain on changes in fair value of warrant liability	—	(114)
Non-cash loss on changes in fair value of embedded derivative liability	—	18
Non-cash loss on modification of warrants	—	69
Non-cash right-of-use asset amortization	90	168
Non-cash impairment of long-lived assets	589	—
Accretion of interest and amortization of debt discounts on convertible notes	46	726
Changes in operating assets and liabilities:
Accounts receivable	—	243
Inventory	(467)	(7)
Prepaid expenses and other current assets	(32)	35
Other assets	1	2
Accounts payable and accrued liabilities	919	137
Operating lease liabilities	(176)	(162)
Net cash used in operating activities, continuing operations	(4,315)	(3,379)

Investing activities:
Purchases of property and equipment	—	(2)
Net cash used in investing activities, continuing operations	—	(2)

Financing activities:
Proceeds from warrant exercises	614	226
Payments on Secured Convertible Notes	—	(1,200)
Warrant repurchases	(1,989)	—
Payment on Bridge Note	(507)	—
Cash debt issuance cost	—	(115)
Net cash used in financing activities, continuing operations	(1,882)	(1,089)

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(6,197)	(4,470)
Net increase in cash and cash equivalents, discontinued operations	11,111	2,091
Net increase (decrease) in cash, cash equivalents, and restricted cash, consolidated	4,914	(2,379)
Cash, cash equivalents and restricted cash, beginning of period	907	3,606
Cash, cash equivalents and restricted cash of continuing operations, end of period	$5,821	$1,227

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$8	$130

Supplemental disclosure of non-cash information:
Conversions of preferred stock to common stock	$—	$1,944
Down round feature adjustments related to preferred stock	—	380
Issuance of derivative liability in conjunction with Unsecured Convertible Notes	—	224
Warrant liabilities transferred to equity	—	312
Derivative liability transferred to equity	—	242

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

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company” or “our,” “we,” or “us”) was historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. We have undergone significant changes to our business and operations as a result of completing the following transactions:

●	The Avenova Asset Divestiture which closed on January 17, 2025 and in which we sold our primary eyecare business (see Note 14, “Avenova Asset Divestiture and Bridge Loan”);
●	The PhaseOne Divestiture which closed on January 8, 2025 and in which we sold our PhaseOne trademark (see Note 15, “PhaseOne Divestiture”); and
●	The DERMAdoctor Divestiture which closed on March 12, 2024 and in which we sold our primary skin care business (See Note 16, “DERMAdoctor Divestiture”).

Following the closing of these transactions, we significantly reduced the Company’s assets and operations and significantly reduced our current and expected revenue. We do, however, continue to manufacture our wound care products domestically in the United States and export finished goods to China.

The Company was incorporated under the laws of the State of California on January 19, 2000, as NovaCal Pharmaceuticals, Inc. It had no operations until July 1, 2002, on which date it acquired all of the operating assets of NovaCal Pharmaceuticals, LLC, a California limited liability company. In February 2007, the Company changed its name from NovaCal Pharmaceuticals, Inc. to NovaBay Pharmaceuticals, Inc. In June 2010, the Company changed the state in which it was incorporated pursuant to the Reincorporation and is now incorporated under the laws of the State of Delaware. All references to “the Company” herein refer to the California corporation prior to the date of the Reincorporation and to the Delaware corporation on and after the date of the Reincorporation. The Company is managed as one reportable segment consisting of its ongoing wound care business.

On May 30, 2024, the Company effected the Reverse Stock Split. Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Discontinued Operations

Historical financial results related to each of the businesses and assets divested above are now presented as discontinued operations in our unaudited condensed consolidated financial statements (see Note 14, “Avenova Asset Divestiture and Bridge Loan”; Note 15 “PhaseOne Divestiture”; and Note 16, “DERMAdoctor Divestiture”).

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

Liquidity

Based on our funds available on June 30, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through August 14, 2026; however, there is uncertainty with respect to our strategic direction in the near term. Although the Dissolution was approved by stockholders at the 2025 Special Meeting, it has not been authorized by the Board as the Company is continuing to explore other potential strategic alternatives that may be available to us that could represent a better opportunity for us to maximize our remaining value for our Company and stockholders. As a result, when we do make a determination and pursue our strategic direction in the near term, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, DERMAdoctor, as of and for the six months ended June 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. See also Note 16, “DERMAdoctor Divestiture.” The accompanying unaudited condensed consolidated financial statements include only the accounts of the Company for the three and six months ended June 30, 2025.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications. Prior year amounts have been modified in these unaudited condensed consolidated financial statements to properly report amounts under current operations and discontinued operations (see Note 14, “Avenova Asset Divestiture and Bridge Loan”; Note 15, “PhaseOne Divestiture”; and Note 16, “DERMAdoctor Divestiture”).

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

Segment Information

The Company has one operating and reportable segment that encompasses the Company’s consolidated ongoing operations, reflecting the integrated nature of its currently limited business. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The measurement of profit and loss is the segment loss, which is equivalent to the “net loss from continuing operations” as reported on the Company's condensed consolidated statement of operations. The measurement of segment assets is reported on the Company’s condensed consolidated balance sheet as “total assets.” The CODM allocates resources to the Company’s initiatives and assesses performance on a consolidated basis, focused on the maintenance of the Company’s cash resources while meeting its wound care commitments through June 30, 2025, completing commitments under the Avenova Asset Divestiture Transition Services Agreement through May 17, 2025, assessing strategic alternatives on an ongoing basis and maintaining its public company status. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

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

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$5,344	$430
Restricted cash included in other assets	477	477
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$5,821	$907

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

See additional information in Note 3, “Fair Value Measurements.”

Inventory, Net

Inventory is comprised of finished goods. The Company utilizes a contract manufacturer to produce our products and the price paid to this manufacturer is included in inventory. Inventory is stated at the lower of cost or estimated net realizable value determined by the first-in, first-out method.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations. The Company recorded $0 thousand and $589 thousand in property and equipment impairment losses for the three and six months ended June 30, 2025, respectively, which included $30 thousand for fixed assets including leasehold improvements and $559 thousand for operating lease right-of-use assets. The Company did not record any impairment losses for the three and six months ended June 30, 2024.

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

The Company recorded $559 thousand in impairment losses for the six months ended June 30, 2025 related to operating lease right-of-use assets.

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

Preferred Stock

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 11, “Stockholders’ Equity (Deficit)”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. Prior to a termination, when a conversion price for outstanding Preferred Stock was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the Ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the Ratchet anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

Net (Loss) Income per Share

The Company computes net (loss) income per share by presenting both basic and diluted loss per share (“EPS”) as shown in the Company’s condensed consolidated statements of operations (unaudited).

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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted income (loss) per share:
Net loss from continuing operations	$(1,964)	$(2,149)	$(5,294)	$(4,998)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	—	—	380
Net loss from continuing operations attributable to common stockholders	$(1,964)	$(2,149)	$(5,294)	$(5,378)
Net income from discontinued operations, net of taxes	42	564	11,042	199
Net (loss) income	$(1,922)	$(1,585)	$5,748	$(5,179)

Denominator for (loss) income per share:
Weighted average shares outstanding – basic (diluted for net loss)	5,818	1,155	5,564	930
Effect of dilutive Unsecured Convertible Notes	—	—	107	—
Weighted average shares outstanding – diluted for net income	5,818	1,155	5,671	930

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2025	2024
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	15	15
Stock options	1	7
Stock warrants	4,329	225
	4,345	247

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

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
	Balance at	Markets	Significant
	June 30,	for	Other	Significant
	2025 and	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$477	$477	$—	$—

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

	December 2023 Warrants	December 2023 Warrants

Measurement event	Reporting Date	Stockholder Approval
Date	December 31, 2023	May 28, 2024
Total Value (in millions)	0.3	0.2
Gain (Loss) (in thousands)	not applicable	(51)

Assumptions:
Exercise price	$8.75	$8.75
Market price	$7.14	$4.94
Volatility	79.3%	83.9%
Risk-free rate	3.85%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.1

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Issuance	Stockholder Approval
Date	March 25, 2024	May 28, 2024
Total Value (in millions)	$0.1	$0.1
Gain (Loss) (in thousands)		$(28)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.55	$4.940
Volatility	86.9%	83.9%
Risk-free rate	4.24%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.3

	September 2022, November 2022, & May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	June 14, 2024			June 14, 2024
Total Value (in thousands)	$66			$100
Loss (in thousands)	not applicable			$70

Assumptions:
Exercise price	$8.75	-	52.50	$2.50
Market price	$2.51			$2.51
Volatility	89.3%			89.3%
Risk-free rate	4.27	-	5.08%	4.27	-	5.08%
Dividend yield	0.0%			0.0%
Term (years)	1.0	-	4.4	1.0	-	4.4

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Preferred Stock historically included a Ratchet whereby the applicable conversion price could be adjusted (see Note 11, “Stockholders’ Equity (Deficit)”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. Prior to its termination, when a conversion price for outstanding Preferred Stock was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the Ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the Ratchet anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

	Series C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	March 24, 2024	March 24, 2024
Total value (b) (in millions)	$0.5	$0.9
Deemed dividend (in millions)	not applicable	$0.4

Assumptions:
Exercise price	$8.75	$4.90
Market price	$4.77	$4.77
Volatility	79.9%	79.9%
Risk-free rate	5.51%	5.51%
Dividend yield	0.0%	0.0%
Term (in years)	0.1	0.1

(a)	Adjusted for the dilutive effect of the 2023 Private Placement. See additional discussion in Note 9, “Convertible Notes.”
(b)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Bifurcatable Derivatives

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 9, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Unsecured Convertible Notes derivative	Unsecured Convertible Notes derivative
Measurement event	Issuance	Stockholder Approval
Date	March 25, 2024	May 28, 2024
Total value (in millions)	$0.2	$0.2
Gain (Loss) (in thousands)	not applicable	$(82)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.51	$4.94
Volatility	86.9%	83.9%
Risk-free rate	4.54%	4.94%
Dividend yield	0.0%	0.0%
Term (years)	2.0	1.8

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Other receivables	$3	$76
Avenova Asset Divestiture Escrow	134	—
Dues & subscriptions	48	67
Prepaid taxes & licenses	66	65
Prepaid insurance	42	48
Other	11	16
Total prepaid expenses and other current assets	$304	$272

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Office and laboratory equipment	$20	$20
Furniture and fixtures	73	157
Computer equipment and software	336	389
Leasehold improvements	152	152
Total property and equipment, at cost	581	718
Less: Impairment	(30)	—
Less: Accumulated depreciation	(540)	(674)
Total property and equipment, net	$11	$44

Depreciation expense related to continuing operations was $1 thousand and $8 thousand for the three months ended June 30, 2025 and 2024, respectively, and $3 thousand and $18 thousand for the six months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025 and 2024, the Company did not dispose of damaged, unusable and fully depreciated property and equipment. During the six months ended June 30, 2025, the Company disposed of damaged, unusable and fully depreciated property and equipment with a cost of approximately $137 thousand with no comparable adjustments for the six months ended June 30, 2024.

Additionally, the Company impaired $30 thousand of its remaining fixed assets due to the uncertainty associated with its operations and its exploration of strategic alternatives during the six months ended June 30, 2025.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Avenova Asset working capital due to PRN	$16	$—
Employee payroll and benefits	592	360
Taxes	241	—
Warrant repurchases	5	—
Professional services	2	99
Interest	79	37
Other	85	85
Total accrued liabilities	$1,020	$581

NOTE 7. COMMITMENTS AND CONTINGENCIES

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of June 30, 2025 or December 31, 2024.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its suppliers and others, including in connection with capital raises transactions. Additionally, the Company provided for certain indemnification in conjunction with the Avenova Asset Divestiture (see Note 14, “Avenova Asset Divestiture and Bridge Loan”). Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements are unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2025 or December 31, 2024.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of June 30, 2025 and December 31, 2024, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. During the six months ended June 30, 2025, the Company recorded an impairment of right-of-use assets of $559 thousand associated with the lease in the Company’s financial statements due to the uncertainty associated with its operations and its exploration of its strategic options, whether that may involve the Dissolution or a potential strategic alternative transaction.

Lease costs for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease – expense	$52	$100	$123	$200
Operating lease – included in operating cash flow	105	117	184	193

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)	2.1	3.1
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of June 30, 2025 were as follows (in thousands):

2025	$240
2026	444
2027	290
Total future minimum lease payments	974
Less: Imputed interest	(43)
Total	$931

Reported as:
Operating lease liability	$409
Operating lease liability- non-current	522
Total	$931

NOTE 8. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 9, “Convertible Notes;” 10, “Common Stock Warrants” and 11, “Stockholders’ Equity (Deficit)” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

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

The Series F-1 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and will expire on the five-year anniversary of the date of issuance. The Series F-2 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and have since expired on the six-month anniversary of the date of issuance on January 29, 2025. The Series F-3 Warrants had an exercise price of $1.10 per share at issuance, were exercisable immediately upon issuance, and expired on the one-year anniversary of the date of issuance. The July 2024 Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.01 per share and could be exercised at any time until the July 2024 Pre-Funded Warrants were exercised in full.

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

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” in the unaudited condensed consolidated statements of operations during the quarter ended June 30, 2024.

NOTE 9. CONVERTIBLE NOTES

Unsecured Convertible Notes

On March 24, 2024, in connection with completing certain required conditions to close the DERMAdoctor Divestiture, the Company and the holders of the Secured Convertible Notes (as defined below) entered into a First Amendment (the “First Amendment”) to the Company’s Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove all of the DERMAdoctor membership units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement, and a Consent and Release (the “Subsidiary Guarantee Consent”), to terminate the Subsidiary Guarantee, dated April 7, 2023 (the “Subsidiary Guarantee”) (collectively, the “2024 Subsidiary Guarantee Termination”).

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

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $4.90 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. As of June 30, 2025, the Unsecured Convertible Notes were convertible for up to 107,146 shares of common stock.

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

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. The effective interest rate on the Unsecured Convertible Notes is 144%. During the three months ended June 30, 2025 and 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $55 thousand and $14 thousand, respectively, which was included in “Other expense, net” in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $93 thousand and $15 thousand, respectively, which was included in “Other expense, net” in the unaudited condensed consolidated statements of operations.

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

The Secured Convertible Notes also provided for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes were outstanding. In connection with the 2024 Warrant Reprice Transaction (see Note 11, “Stockholders’ Equity (Deficit)”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Public Offering (see Note 11, “Stockholders’ Equity (Deficit)”), the Company repaid the remaining balance of the Secured Convertible Notes with a payment totaling $433 thousand in cash. Upon full repayment, the Company was released from any further obligations under the Secured Convertible Notes with the lenders.

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

NOTE 10. COMMON STOCK WARRANTS

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 8, “Financing Activities;” and 11, “Stockholders’ Equity (Deficit)” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

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

As of June 30, 2025, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand during the third quarter of 2024.

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

During the three months ended June 30, 2025, the Company repurchased Series F-1 Warrants exercisable for 212,400 shares of common stock and Series F-3 Warrants exercisable for 212,400 shares of common stock for $0.2 million.

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

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding at June 30, 2025 and 2024 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2023	210,946	$50.96
Warrants granted	28,572	4.90
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at June 30, 2024	239,518	56.63

Outstanding at December 31, 2024	10,836,275	$1.41
Warrants granted	—	—
Warrants exercised	(930,511)	0.66
Warrants expired	(3,134,485)	0.66
Warrants repurchased	(2,442,466)	0.66
Outstanding at June 30, 2025	4,328,813	2.53

The exercise of 527,784 Series F-3 Warrants and repurchase of Series F-1 Warrants and Series F-3 Warrants of 1,272,725 and 744,941, respectively, between December 31, 2024 and March 31, 2025, were pursuant to the Settlement Agreements that we entered into in March 2025 to settle certain disputed matters relating to the July 2024 Warrants held by each of the Warrant Holders. During the three months ended June 30, 2025, the Company repurchased an additional 212,400 of Series F-1 Warrants and 212,400 of Series F-3 Warrants. See Note 10, “Common Stock Warrants” for additional information.

Common stock warrants outstanding as of June 30, 2025 were as follows:

Series	Exercise Price	Expiration Date	Warrants
July 2020 Warrants	$2,021.25	January 22, 2026	1,714
July 2020 Warrants	52.50	January 22, 2026	2,206
TLF Warrants	822.96	January 15, 2026	13
November 2021 Warrants	220.50	September 11, 2028	7,654
November 2021 Warrants	52.50	September 11, 2028	15,308
September 2022 Warrants	220.50	September 11, 2028	2,552
September 2022 Warrants	52.50	September 11, 2028	1,715
November 2022 A-1 Warrants	220.50	November 20, 2028	2,268
December 2023 Warrants	8.75	June 21, 2029	72,256
March 2024 Warrant	4.90	March 24, 2029	28,572
June 2024 Warrants	2.57	December 17, 2029	90,381
July 2024 F-1 Warrants	0.66	July 30, 2029	2,052,087
July 2024 F-3 Warrants	0.66	July 29, 2025	2,052,087
Outstanding at June 30, 2025			4,328,813

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands) during the period ended June 30, 2024. There were no warrant liabilities outstanding during the period ended June 30, 2025. See additional information per Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Warrant liabilities as of December 31, 2023	334
Decrease in fair value of December 2023 Warrants liability during period	(122)
Fair value of March 2024 Warrant upon issuance	92
Increase in fair value of March 2024 Warrant liability during period	8
Reclassification of December 2023 Warrant liability to equity during period	(212)
Reclassification of March 2024 Warrant liability to equity during period	(100)
Warrant liabilities as of June 30, 2024	$—

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the quarter ended March 31, 2024 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) (and combined, the “Preferred Stock”). Only Series B Preferred Stock was outstanding during the quarter ended June 30, 2025. The rights and preferences of the Series B Preferred Stock and Series C Preferred Stock are identical. The Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Preferred Stock is convertible into $1,000 of common stock at the conversion price per share applicable at the time of conversion. The Preferred Stock had anti-dilution protection (the “Ratchet”) in the event that the Company sells or grants any of its common stock or any other securities, subject to certain limited exceptions, that would entitle the holder thereof to acquire common stock at an effective price per share that is lower than the then applicable conversion price of the Preferred Stock. These Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. For both periods ending June 30, 2025 and June 30, 2024, 131 shares of Series B Preferred Stock remained outstanding. As of June 30, 2025, outstanding shares of Series B Preferred Stock were convertible into 15,065 shares of common stock at a conversion price of $8.75.

On January 29, 2024, the Ratchet of the Series B Preferred Stock expired with no further impact because greater than 75% of the originally issued 15,000 Series B Preferred Stock had been converted into common stock. The Series B Preferred Stock conversion price will remain at $8.75 until all remaining Series B Preferred Stock has been converted.

Series C Preferred Stock

The Company issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with a private placement transaction. As of June 30, 2025, no shares of Series C Preferred Stock remained outstanding.

Common Stock

See Notes 8, “Financing Activities” and 10, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the three and six months ended June 30, 2025 and 2024.

NOTE 12. EQUITY-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the grant of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board. The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of December 31, 2024.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the grant of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. As of June 30, 2025, there were 14,317 shares available for future awards under the 2017 Plan.

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2024, and activity during the six months ended June 30, 2025:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	7	$471.64	8.3	$3
Restricted stock units vested	(5)	—
Options forfeited/cancelled	(1)	946.75
Outstanding at June 30, 2025	1	448.84	3.2	—

Vested and expected to vest at June 30, 2025	1	448.84	3.2	—
Vested and exercisable at June 30, 2025	1	2,506.04	3.2	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of June 30, 2025 for option awards that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, there were no unrecognized compensation cost related to unvested stock options and restricted stock.

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

The Company did not grant any stock options or shares of restricted stock to employees or directors to purchase shares of the Company’s common stock during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company granted 5,148 shares of restricted stock to employees and directors.

For the three months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $4 thousand and $55 thousand, respectively, for prior option awards to employees and directors. For the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $6 thousand and $102 thousand, respectively, for prior option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three and six months ended June 30, 2025 and 2024, the Company did not grant options or restricted stock to non-employees in exchange for advisory and consulting services. The Company recognized stock-based compensation expense of $13 thousand for the six months ended June 30, 2024 and no stock based compensation expense for the three months ended June 30, 2024, as it relates to non-employees, with no comparable expense for the three and six months ended June 30, 2025.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of continuing operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$4	$55	$6	$115

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $6 thousand and $11 thousand to the 401(k) plan from continuing operations in the three months ended June 30, 2025 and 2024, respectively. The Company contributed $17 thousand and $23 thousand to the 401(k) plan from continuing operations in the six months ended June 30, 2025 and 2024, respectively.

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

In accordance with the Purchase Agreement, at the closing of the Avenova Asset Divestiture we received the cash purchase price equal to $11.5 million, less (i) the $507,953.72 balance of the Bridge Loan which was discharged with collateral released and (ii) $500,000, which amount was deposited into an escrow account (the “Escrow”) for up to six (6) months to be used for our indemnification obligations under the Purchase Agreement or the payment of the Net Working Capital Adjustment (as defined below) after the closing. The final amount of the purchase price that we received in the Avenova Asset Divestiture was subject to a post-closing working capital adjustment, upward or downward, that was limited to an amount of up to $500,000 (the “Net Working Capital Adjustment”). The Net Working Capital Adjustment was mutually determined by PRN and the Company based upon the difference between the amount of our Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the agreed upon target working capital value of $800,000. The Net Working Capital Adjustment was determined to be $365,566, which reduced the amount of total proceeds that we received from the Avenova Asset Divestiture. We recorded a gain of $10.7 million on the Avenova Asset Divestiture during the quarter ended March 31, 2025, net of the agreed upon Net Working Capital Adjustment.

In connection with the closing of the Avenova Asset Divestiture on January 17, 2025, we entered into a Transition Services Agreement, dated January 17, 2025 with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Divestiture (the “PRN Transition Services Agreement”). In exchange for providing such services, PRN and NovaBay agreed upon service fees to be paid to us. We recognized $4 and $16 thousand of revenue under the PRN Transition Services Agreement during the three and six months ended June 30, 2025, respectively, which was included in other expense, net in the Company’s condensed consolidated statement of operations (unaudited).

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. Results related to the Avenova Asset for the three and six months ended June 30, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$—	$2,370	$433	$4,737
Cost of goods sold	—	857	170	1,612
Gross profit	—	1,513	263	3,125
Operating expenses:
Sales and marketing	—	1,019	224	2,074
Total operating expenses	—	1,019	224	2,074
Operating loss	—	494	39	1,051
Gain on divestiture	—	—	10,700	—
Net income from discontinued operations before income taxes	—	494	10,739	1,051
(Benefit) Provision for income taxes	(40)	—	229	—

Net income from discontinued operations, net of taxes	$40	$494	$10,510	$1,051

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. Results related to the Avenova Asset for the six months ended June 30, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net income from discontinued operations, net of taxes	$10,510	$1,051
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	—
Changes in operating assets and liabilities:
Accounts receivable	(72)	(118)
Inventory	73	(150)
Prepaid expenses and other current assets	—	(34)
Other assets	9	—
Accounts payable and accrued liabilities	(252)	385
Net cash (used in) provided by operating activities, discontinued operations	(432)	1,134

Investing activities:
Proceeds from divestiture	11,000	—
Net cash provided by investing activities, discontinued operations	11,000	—

Net increase in cash and cash equivalents, discontinued operations	$10,568	$1,134

NOTE 15. PHASEONE DIVESTITURE

On January 3, 2025, we entered into a Trademark Acquisition Agreement with our distributor, Phase One Health LLC (“Phase One”), that provided for the purchase by Phase One of two of the Company’s wound care trademarks (the “Wound Care Trademarks”) for a purchase price of $500,000 (the “Trademark Acquisition Agreement,” and such sale, the “PhaseOne Divestiture”). In connection with the PhaseOne Divestiture, we also entered into a Transition Services Agreement, dated January 3, 2025, with Phase One (the “Phase One Transition Services Agreement”), pursuant to which we: (i) provided limited transition services to Phase One until January 10, 2025; (ii) sold our existing PhaseOne finished goods inventory from an outstanding purchase order to Phase One for an aggregate payment of $126,000; and (iii) a limited amount of remaining componentry inventory. In addition, the Phase One Transition Services Agreement provided that the existing supplier and distributor relationship between NovaBay and Phase One would be terminated upon the closing of the PhaseOne Divestiture. We completed the PhaseOne Divestiture on January 8, 2025. We recorded a net gain of $0.5 million as a result of the PhaseOne Divestiture during the quarter ended March 31, 2025.

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. Results related to the Wound Care Trademarks for the three and six months ended June 30, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$—	$3	$122	$247
Cost of goods sold	—	—	75	82
Gross profit	—	3	47	165
Operating expenses:
Research and development	—	9	3	28
Total operating expenses	—	9	3	28
Operating loss	—	(6)	44	137
Gain on divestiture	—	—	500	—
Net income from discontinued operations before income taxes	—	(6)	544	137
(Benefit) Provision for income taxes	(2)	—	12	—

Net income (loss) from discontinued operations, net of taxes	$2	$(6)	$532	$137

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. Results related to the Wound Care Trademarks for the six months ended June 30, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net income from discontinued operations	$532	$143
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	6	(108)
Inventory	43	15
Prepaid expenses and other current assets	—	(19)
Accounts payable and accrued liabilities	(38)	18
Net cash provided by operating activities, discontinued operations	43	49

Investing activities:
Proceeds from divestiture	500	—
Net cash provided by investing activities, discontinued operations	500	—

Net increase in cash and cash equivalents, discontinued operations	$543	$49

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”), the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations. The results of DERMAdoctor’s operations for the three and six months ended June 30, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$—	$—	$—	$717
Cost of goods sold	—	—	—	493
Gross profit	—	—	—	224
Operating expenses:
Research and development	—	—	—	2
Sales and marketing	—	—	—	292
General and administrative	—	—	—	48
Total operating expenses	—	—	—	342
Operating loss	—	—	—	(118)

Loss on divestiture	—	—	—	(871)

Net loss from discontinued operations	$—	$—	$—	$(989)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of cash flows. The results of DERMAdoctor for the six months ended June 30, 2025 and 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net loss from discontinued operations	$—	$(989)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on divestiture	—	865
Changes in operating assets and liabilities:
Accounts receivable	—	(262)
Inventory	—	183
Prepaid expenses and other current assets	—	(4)
Other assets		15
Accounts payable and accrued liabilities	—	63
Operating lease liabilities	—	(31)
Net cash provided by operating activities, discontinued operations	—	(160)

Investing activities:
Proceeds from divestiture	—	1,070
Cash transferred to New Age Investments, LLC	—	(46)
Net cash provided by investing activities, discontinued operations	—	1,024

Net increase in cash and cash equivalents, discontinued operations	$—	$864

NOTE 17. INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax (benefit) provision of ($0.1) million and $0 during the three months ended June 30, 2025, and June 30, 2024, respectively. This results in a cumulative tax provision of $0.2 million and $0 for the six months ended June 30, 2025, and June 30, 2024, respectively. The Company’s effective income tax rate was 4.2% and 0% for the six months ended June 30, 2025, and June 30, 2024, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2025, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to, or disclosure in, the unaudited condensed consolidated financial statements.

Following the Avenova Asset Divestiture, and in accordance with the Purchase Agreement, on July 21, 2025, we received the final amount of $134 thousand that was being held in Escrow in connection with the Avenova Asset Divestiture.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” “determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the significant changes that have occurred to us and our business as a result of completing the Avenova Asset Divestiture and the PhaseOne Divestiture, the expected additional changes that will occur when we determine and proceed with the future strategic direction of our Company, as well as other factors, including those set forth under the section titled “Risk Factors” in Part I, Item 1A. of our 2024 Annual Report, as well as in other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

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

●

The PhaseOne Divestiture which closed on January 8, 2025 and in which we sold a significant portion of our wound care business (see Note 15, “PhaseOne Divestiture” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report); and

●

The DERMAdoctor Divestiture which closed on March 12, 2024 and in which we sold our primary skin care business (see Note 16, “DERMAdoctor Divestiture” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report).

Following the closings of these transactions, we completed the sale of our eyecare and skincare business segments, significantly reducing the Company’s operations. The expected revenue from our continuing operations is expected to be derived primarily from the manufacture of our wound care products. We do, however, continue to manufacture our wound care products domestically in the United States and export finished goods to China.

Discontinued Operations

Historical financial results related to each of the businesses that we divested above in the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture are presented as discontinued operations in the unaudited condensed consolidated financial statements included in this report. See Notes 14, “Avenova Asset Divestiture and Bridge Loan,” 15 “PhaseOne Divestiture” and 16, “DERMAdoctor Divestiture” to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details.

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

The Company has not yet regained compliance and remains subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. Although we may satisfy these requirements, the closing of the Avenova Asset Divestiture and the PhaseOne Divestiture and the related changes to our Company could otherwise cause the NYSE American to delist our shares of common stock. This delisting may occur prior to the Dissolution, and/or the Company being able to pursue another strategic alternative transaction. To the extent the NYSE American does not delist our shares, and the Board determines to effect the Dissolution, the Company plans to request that our common stock stop trading on the NYSE American on the effective date of the Dissolution or as soon thereafter as is reasonably practicable. However, if we instead decide to pursue an alternative strategic transaction, then we expect that as part of such transaction that we will continue working to regain NYSE American compliance.

Financial Overview and Outlook

As a result of having completed the Avenova Asset Divestiture and the PhaseOne Divestiture in January 2025, our business was significantly reduced. We expect to continue to derive revenue in the near term from manufacturing our wound care products to our distribution partner in China. Based on our funds available on June 30, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through August 14, 2026; however, there is uncertainty with respect to our strategic direction. Although the Dissolution was approved by stockholders at the 2025 Special Meeting, it has not been authorized by the Board as the Company is continuing to explore other potential strategic alternatives that may be available to us that could represent a better opportunity for us to maximize our remaining value for our Company and stockholders. As a result, when we do make a determination and pursue our strategic direction in the near term, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report, we believe that the following accounting estimates are most critical to fully understanding and evaluating our reported financial results as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly taking into account the significant changes that occurred to our business as a result of the closing of the Avenova Asset Divestiture and the PhaseOne Divestiture in January 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (dollars in thousands)

	Three Months Ended June 30,		Dollar	Percent
	2025	2024	Change	Change
Statement of Operations
Operating expenses
General and administrative	$1,891	$1,617	$274	17%
Total operating expenses	1,891	1,617	274	17%
Operating loss	(1,891)	(1,617)	(274)	17%

Non-cash loss on changes in fair value of warrant liability	—	(80)	80	(100)%
Non-cash loss on changes in fair value of embedded derivative liability	—	(83)	83	(100)%
Accretion of interest and amortization of discounts on convertible notes	—	(300)	300	(100)%
Other expense, net	(73)	(69)	(4)	6%
Net loss from continuing operations	(1,964)	(2,149)	185	(9)%

Net income (loss) from discontinued operations, net of taxes	42	564	(522)	(93)%
Net income (loss)	$(1,922)	$(1,585)	$(337)	21%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the three months ended June 30, 2025 and 2024 have been aggregated and reported for each of these periods in the line item titled “Net income from discontinued operations, net of taxes” in the table above. See additional information in Notes 14, “Avenova Asset Divestiture and Bridge Loan;” and 15, “PhaseOne Divestiture;” in Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

General and administrative

General and administrative expenses increased $0.3 million, or 17%, to $1.9 million for the three months ended June 30, 2025, from $1.6 million for the three months ended June 30, 2024, due primarily to an increase in outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture, the PhaseOne Divestiture, and evaluating and pursuing the potential Dissolution and alternative transactions as strategic options for our Company.

Non-cash loss on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a loss of $80 thousand for the three months ended June 30, 2024 with no comparable adjustment for the three months ended June 30, 2025. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants” in the Notes to Unaudited Condensed Consolidated Financial Statements, (unaudited) in Part I, Item 1 of this report.

Non-cash loss on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $83 thousand for the three months ended June 30, 2024 with no comparable adjustment for the three months ended June 30, 2025. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.3 million for the three months ended June 30, 2024 with no comparable result for the three months ended June 30, 2025. The 2024 result was primarily from the amortization of discount and issuance cost related to the Secured Convertible Notes issued in May 2023 which were fully repaid in the third quarter of 2024. See Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Other expense, net

Other expense, net was $73 thousand for the three months ended June 30, 2025 and $69 thousand for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024 (dollars in thousands)

	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Statement of Operations
Operating expenses
General and administrative	$4,592	$3,908	$684	18%
Impairment of long-lived assets	589	—	589	100%
Total operating expenses	5,181	3,908	1,273	33%
Operating loss	(5,181)	(3,908)	(1,273)	33%

Non-cash gain on changes in fair value of warrant liabilities	—	114	(114)	(100)%
Non-cash (loss) gain on change in fair value of embedded derivative liability	—	(18)	18	(100)%

Accretion of interest and amortization of discounts on convertible notes	—	(733)	733	(100)%
Other expense, net	(113)	(453)	(340)	(75)%
Net loss from continuing operations	(5,294)	(4,998)	(296)	6%

Net income from discontinued operations, net of taxes	11,042	199	10,843	5,449%
Net income (loss)	$5,748	$(4,799)	$10,547	(220)%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the six months ended June 30, 2025 and from the DERMAdoctor Divestiture for the six months ended June 30, 2024 have been aggregated and reported for each of these periods in the line item titled “Net income from discontinued operations, net of taxes” in the table above. See additional information in Notes 14, “Avenova Asset Divestiture and Bridge Loan;” 15, “PhaseOne Divestiture;” and 16, “DERMAdoctor Divestiture” in Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

General and administrative

General and administrative expenses increased $0.7 million, or 18%, to $4.6 million for the six months ended June 30, 2025, from $3.9 million for the six months ended June 30, 2024, due primarily to an increase in outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture, the PhaseOne Divestiture and evaluating and pursuing the potential Dissolution and alternative transactions as strategic options for our Company. The Company also incurred one time severance costs relating to the departure of employees in connection with completing the Avenova Asset Divestiture during the six months ended June 30, 2025.

Impairment of Long-Lived Assets

During the six months ended June 30, 2025, the Company recorded an one-time impairment for right-of-use assets associated with leases of $559 thousand and $30 thousand for fixed assets including leasehold improvements due to the uncertainty associated with our future operations and our strategic direction as we were exploring the Dissolution of the Company and other potential strategic alternatives that may be available to us.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a gain of $0.1 million for the six months ended June 30, 2024 with no comparable adjustment for the six months ended June 30, 2025. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants” in the Notes to Unaudited Condensed Consolidated Financial Statements, (unaudited) in Part I, Item 1 of this report.

Non-cash loss on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $18 thousand for the six months ended June 30, 2024 with no comparable adjustment for the six months ended June 30, 2025. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.7 million for the six months ended June 30, 2024 with no comparable result for the six months ended June 30, 2025. The 2024 result was primarily from the amortization of discount and issuance cost related to the Secured Convertible Notes issued in May 2023 which were fully repaid in the third quarter of 2024. See Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Other expense, net

Other expense, net was $113 thousand for the six months ended June 30, 2025 and $0.5 million for the six months ended June 30, 2024. The higher result in the 2024 period was due to issuance costs incurred for the March 2024 Warrant and the Unsecured Convertible Notes issued in March 2024. See Note 9, “Convertible Notes” and Note 10, “Common Stock Warrants” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

We have largely incurred net losses and generated negative cash flows from operations since inception and expect to incur losses as we pursue our strategic initiatives, which could include the Dissolution. As of June 30, 2025, our cash and cash equivalents were $5.3 million, compared to $430 thousand as of December 31, 2024. This increase was due to our Company having received net proceeds from the completed Avenova Asset Divestiture and the PhaseOne Divestiture in January 2025 of approximately $10.5 million and $0.5 million, respectively. Our cash and cash equivalents as of December 31, 2024 included cash received from the Bridge Loan. As of December 31, 2024, our Bridge Loan had a balance of approximately $0.5 million, which was subsequently repaid upon the closing of the Avenova Asset Divestiture on January 17, 2025, at which time the collateral securing the Bridge Loan was also released. See additional discussion in Note 14 “Avenova Asset Divestiture and Bridge Loan” in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report. Following the Avenova Asset Divestiture, and in accordance with the Purchase Agreement, on July 21, 2025, we received the final amount of $134 thousand that was being held in Escrow in connection with the Avenova Asset Divestiture.

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

Based on our funds available on June 30, 2025, management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through August 14, 2026; however, there is uncertainty with respect to our strategic direction in the near term. Although the Dissolution was approved by stockholders at the 2025 Special Meeting, it has not been authorized by the Board as the Company is continuing to explore other potential strategic alternatives that may be available to us that could represent a better opportunity for us to maximize our remaining value for our company and stockholders. As a result, when we do make a determination and pursue our strategic direction in the near term, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

Net Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $4.3 million for the six months ended June 30, 2025, which consisted primarily of a net loss from continuing operations of $5.3 million, adjusted by depreciation and amortization expenses of $3 thousand, stock-based compensation expenses related to employee and director stock awards of $6 thousand, non-cash right-of-use asset amortization of $90 thousand, non-cash impairment of long-lived assets of $0.6 million, accretion of interest and amortization of debt discounts on convertibles notes of $46 thousand, and a net decrease of $0.2 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $3.4 million for the six months ended June 30, 2024, which consisted primarily of a net loss from continuing operations of $5.0 million, adjusted by depreciation and amortization expenses of $18 thousand, stock-based compensation expenses related to employee and director stock awards of $115 thousand, non-cash expense incurred to obtain consent of Secured Convertible Note holders in connection with the DERMAdoctor Divestiture of $0.4 million, non-cash gain on changes in fair value of warrant liability of $0.1 million, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash loss on modification of warrants of $69 thousand, non-cash right-of-use asset amortization of $168 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $0.7 million, and a net decrease of $5 thousand in our net operating assets and liabilities of continuing operations.

Cash Used in Investing Activities, Continuing Operations

Net cash used in investing activities from continuing operations was $2 thousand for the six months ended June 30, 2024, which consisted of purchases of property and equipment. There was no cash used in, or provided by, investing activities from continuing operations during the six months ended June 30, 2025.

Cash Used in Financing Activities, Continuing Operations

Net cash used in financing activities from continuing operations was $1.9 million for the six months ended June 30, 2025, which consisted primarily of $2.0 million in cash payments to repurchase outstanding warrants and a $0.5 million repayment of the Bridge Note. Offsetting these payments were $0.6 million in proceeds from warrant exercises.

Net cash used in financing activities from continuing operations was $1.1 million for the six months ended June 30, 2024, which consisted primarily of $1.2 million in repayments on the Secured Convertible Notes and a cash debt issuance cost of $0.1 million related to the 2024 Warrant Reprice Transaction. Offsetting these payments was $0.2 million in proceeds from warrant exercises.

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

Off-Balance Sheet Arrangements

We did not have any “off-balance sheet arrangements” as defined in Item 303(b)(1)(ii)(B) of Regulation S-K at June 30, 2025 or December 31, 2024.

Seasonality

Our NeutroPhase branded product is sold through our distribution partner in China; therefore, we receive periodic large orders that result in large chunks of revenue that are received in irregular intervals.

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

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at June 30, 2025 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of June 30, 2025 and December 31, 2024, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at June 30, 2025, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the current quarter which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of June 30, 2025, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-33678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, by and among NovaBay Pharmaceuticals, Inc., DERMAdoctor, LLC and New Age Investments, LLC	8-K	001-33678	2.1	03/14/2024
2.3*	Asset Purchase Agreement, dated September 19, 2024, by and among NovaBay Pharmaceuticals, Inc. and PRN Physician Recommended Nutriceuticals, LLC	8-K	001-33678	2.1	9/20/2024
2.4*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 5, 2024, between PRN Physician Recommended Nutriceuticals, LLC and NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.1	11/06/2024
2.5*	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.9	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.10	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.11	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023

4.12	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.13	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.14	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.16	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.17	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: August 14, 2025
	By:	/s/ Justin Hall
Justin Hall Chief Executive Officer, General Counsel and Director (principal executive officer)

Date: August 14, 2025
	By:	/s/ Tommy Law
Tommy Law Interim Chief Financial Officer (principal financial officer)