Form 10-Q
period 2025-09-30
NovaBay Pharmaceuticals, Inc.
filed 2025-11-07
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, there were 126,010,749 shares of the registrant’s common stock outstanding.

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

The Company previously owned live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally. We sold our primary trademark, “Avenova®”, to PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company, effective on January 17, 2025. We sold our “PhaseOne®” and “NeutroPhase®” U.S. trademarks to PhaseOne Health LLC, a Tennessee limited liability company effective on January 8, 2025. The “DERMAdoctor®”, trademark is held directly by our former wholly-owned subsidiary DERMAdoctor.

On May 30, 2024, we effected a 1-for-35 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,309	$430
Accounts receivable, net	368	—
Prepaid expenses and other current assets	221	272
Current assets, discontinued operations	—	1,233
Total current assets	2,898	1,935
Operating lease right-of-use assets	189	955
Property and equipment, net	6	44
Other assets	394	480
Other assets, discontinued operations	—	9
TOTAL ASSETS	$3,487	$3,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$76	$109
Accrued liabilities	807	581
Bridge Loan	—	500
Unsecured Convertible Notes, net of discounts	149	65
Operating lease liabilities	416	398
Current liabilities, discontinued operations	—	1,190
Total current liabilities	1,448	2,843
Operating lease liabilities-non-current	405	709
Total liabilities	1,853	3,552
Commitments and contingencies (Note 7)

Mezzanine (temporary) equity:
Series F Preferred Stock; 1,987 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	525	—

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 shares issued and outstanding at each of September 30, 2025 and December 31, 2024	6	6
Series D Preferred Stock; 481 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,786	—
Common stock, $0.01 par value; 150,000 shares authorized, 6,011 and 4,885 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	60	49
Additional paid-in capital	181,074	183,273
Accumulated deficit	(183,817)	(183,457)
Total stockholders’ equity (deficit)	1,109	(129)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,487	$3,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales:
Product revenue, net	$521	$—	$521	$—

Cost of goods sold	479	—	479	—
Gross profit	42	—	42	—
Operating expenses:
General and administrative	1,211	1,703	5,803	5,611
Impairment of long-lived assets	87	—	676	—
Total operating expenses	1,298	1,703	6,479	5,611
Operating loss	(1,256)	(1,703)	(6,437)	(5,611)

Non-cash gain on changes in fair value of warrant liabilities	—	—	—	114
Non-cash loss on change in fair value of embedded derivative liability	—	—	—	(18)
Accretion of interest and amortization of discounts on convertible notes	—	(138)	—	(871)
Extinguishment of Secured Convertible Notes	—	(13)	—	(13)
Other expense, net	(77)	—	(190)	(453)
Net loss from continuing operations	(1,333)	(1,854)	(6,627)	(6,852)

Net income from discontinued operations, net of taxes (Notes 14, 15 and 16)	40	642	11,082	841
Net (loss) income	(1,293)	(1,212)	4,455	(6,011)
Less: Increase to accumulated deficit due to adjustment to common stock warrant exercise price	—	(1,005)	—	(1,005)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	—	—	(380)
Net (loss) income attributable to common stockholders	$(1,293)	$(2,217)	$4,455	$(7,396)

Weighted average shares outstanding:
Basic (and diluted for net loss)	5,876	1,155	5,669	930
Diluted earnings (loss) per share attributable to common stockholders	5,876	1,155	5,776	930

Basic and diluted net income (loss) per share attributable to common stockholders:
Basic loss per share from continuing operations	$(0.23)	$(2.48)	$(1.17)	$(8.86)
Basic earnings per share from discontinued operations	0.01	0.56	1.95	0.90
Basic (loss) earnings per share attributable to common stockholders	$(0.22)	$(1.92)	$0.78	$(7.96)

Diluted loss per share from continuing operations	$(0.23)	$(2.48)	$(1.15)	$(8.86)
Diluted earnings per share from discontinued operations	0.01	0.56	1.91	0.90
Diluted (loss) earnings per share attributable to common stockholders	$(0.22)	$(1.92)	$0.76	$(7.96)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Redeemable Preferred Stock		Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	-	$-	1	$6	4,885	$49	$183,273	$(183,457)	$(129)
Net income	-	-	-	-	-	-	-	7,670	7,670
Exercise of Series F-2 Warrants	-	-	-	-	403	4	262	-	266
Exercise of Series F-3 Warrants	-	-	-	-	528	5	343	-	348
Repurchase of Series F-1 and F-3 Warrants	-	-	-	-	-	-	(1,990)	-	(1,990)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	-	-	2	-	2
Balance at March 31, 2025	-	$-	1	$6	5,816	$58	$181,890	$(175,787)	$6,167
Net loss	-	-	-	-	-	-	-	(1,922)	(1,922)
Repurchase of Series F-1 and F-3 Warrants	-	-	-	-	-	-	(4)	-	(4)
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	-	-	4	-	4
Vesting of director restricted stock awards	-	-	-	-	5	0	0	-	0
Balance at June 30, 2025	-	$-	1	$6	5,821	$58	$181,890	$(177,709)	$4,245
Net loss	-	-	-	-	-	-	-	(1,293)	(1,293)
Issuance of Series D Preferred Stock, net of offering costs	-	-	481	3,786	-	-	-	-	3,786
Issuance of Series F Preferred Stock and Cancellation of Warrants in conjunction with Series F Agreements	1,987	525	-	-	-	-	(1,484)	-	(1,484)
Deemed Capital Contribution pursuant to Series F Agreements	-	-	-	-	-	-	433	-	433
Exercise of June 2024 Warrants	-	-	-	-	59	1	150	-	151
Exercise of Series F-1 Warrants	-	-	-	-	129	1	84	-	85
Exercise of Series F-3 Warrants	-	-	-	-	2	0	1	-	1
Dividend Paid	-	-	-	-	-	-	-	(4,815)	(4,815)
Balance at September 30, 2025	1,987	$525	482	$3,792	6,011	$60	$181,074	$(183,817)	$1,109

	Redeemable Preferred Stock		Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	-	$-	7	$1,950	321	$3	$176,210	$(174,849)	$3,314
Net loss	-	-	-	-	-	-	-	(3,214)	(3,214)
Conversion of Series B Preferred Stock to common stock	-	-	(5)	(231)	537	5	226	-	-
Conversion of Series C Preferred Stock to common stock	-	-	(0)	(234)	57	1	233	-	-
Adjustment of Series C Preferred Stock conversion price	-	-	-	-	-	-	380	(380)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	-	-	60	-	60
Balance at March 31, 2024	-	$-	2	$1,485	915	$9	$177,109	$(178,443)	$160
Net loss	-	-	-	-	-	-	-	(1,585)	(1,585)
Conversion of Series B Preferred Stock to common stock	-	-	(0)	(37)	88	1	36	-	-
Conversion of Series C Preferred Stock to common stock	-	-	(1)	(1,442)	148	1	1,441	-	-
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	-	-	-	-	-	-	69	-	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	-	-	-	-	90	1	129	-	130
Reclassification of December 2023 Warrants from liability	-	-	-	-	-	-	212	-	212
Reclassification of March 2024 Warrants from liability	-	-	-	-	-	-	100	-	100
Reclassification of embedded derivative liability	-	-	-	-	-	-	242	-	242
Shares issued for 35:1 reverse stock split due to rounding feature	-	-	-	-	107	1	(1)	-	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	-	-	55	-	55
Vesting of director restricted stock awards	-	-	-	-	0	0	0	-	0
Balance at June 30, 2024	-	$-	1	$6	1,348	$13	$179,392	$(180,028)	$(617)
Net loss	-	-	-	-	-	-	-	(1,212)	(1,212)
Issuance of common stock and prefunded warrants in an underwritten registered direct offering, net of issuance cost	-	-	-	-	1,495	15	2,843	-	2,858
Exercise of pre-funded warrants	-	-	-	-	2,042	21	-	-	21
Adjustment to common stock warrant exercise price	-	-	-	-	-	-	1,005	(1,005)	-
Stock-based compensation expense related to employee and director stock awards	-	-	-	-	-	-	22	-	22
Balance at September 30, 2024	-	$-	1	$6	4,885	$49	$183,262	$(182,245)	$1,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVABAY PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net income (loss)	$4,455	$(6,011)
Net income from discontinued operations, net of taxes	(11,082)	(841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	5	24
Stock-based compensation expense related to employee and director stock awards	6	137
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	—	368
Non-cash gain on changes in fair value of warrant liability	—	(114)
Non-cash loss on changes in fair value of embedded derivative liability	—	18
Non-cash loss on modification of warrants	—	69
Non-cash right-of-use asset amortization	123	254
Non-cash impairment of long-lived assets	676	—
Accretion of interest and amortization of debt discounts on convertible notes	84	871
Changes in operating assets and liabilities:
Accounts receivable	(368)	243
Prepaid expenses and other current assets	51	(33)
Other assets	3	(16)
Accounts payable and accrued liabilities	178	(525)
Operating lease liabilities	(286)	(265)
Net cash used in operating activities, continuing operations	(6,155)	(5,821)

Investing activities:
Purchases of property and equipment	—	(2)
Net cash used in investing activities, continuing operations	—	(2)

Financing activities:
Net proceeds from issuance of Series D Preferred Stock	3,786	—
Cash payment pursuant to Series F Agreements	(527)	—
Proceeds from warrant exercises	851	247
Proceeds from issuance of common stock and pre-funded warrants in an underwritten registered direct offering, net of issuance costs	—	2,858
Payments on Secured Convertible Notes	—	(1,991)
Repurchase of Series F-1 and F-3 Warrants	(1,989)	—
Payment on Bridge Note	(507)	—
Dividend paid	(4,815)	—
Cash debt issuance cost	—	(115)
Net cash (used in) provided by financing activities, continuing operations	(3,201)	999

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(9,356)	(4,824)
Net increase in cash and cash equivalents, discontinued operations	11,151	2,471
Net increase (decrease) in cash, cash equivalents, and restricted cash, consolidated	1,795	(2,353)
Cash, cash equivalents and restricted cash, beginning of period	907	3,606
Cash, cash equivalents and restricted cash of continuing operations, end of period	$2,702	$1,253

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$8	$130

Supplemental disclosure of non-cash information:
Cancellation of Common Stock Warrants pursuant to Series F Agreements	$1,484	$—
Deemed Capital Contribution	433	—
Conversions of preferred stock to common stock	—	1,944
Down round feature adjustments related to preferred stock	—	380
Warrant liabilities transferred to equity	—	312
Derivative liability transferred to equity	—	242
Issuance of derivative liability in conjunction with Unsecured Convertible Notes	—	224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company” or “our,” “we,” or “us”) was previously focused on the development and sale of eyecare, wound care, and skin care products. The Company may continue to manufacture wound care products domestically in the United States and export finished goods to China.

●	The Avenova Asset Divestiture closed on January 17, 2025 in which we sold our primary eyecare business (see Note 14, “Avenova Asset Divestiture and Bridge Loan”);
●	The PhaseOne Divestiture closed on January 8, 2025 in which we sold our PhaseOne trademark (see Note 15, “PhaseOne Divestiture”); and
●	The DERMAdoctor Divestiture closed on March 12, 2024 in which we sold our primary skin care business (see Note 16, “DERMAdoctor Divestiture”).

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

Previous Plan of Dissolution and Strategic Direction of the Company

The Company’s board of directors (the “Board”) unanimously approved each of the divestitures above and subsequently evaluated additional strategic options available to the Company. During this time, the Board pursued a voluntary liquidation and dissolution under Delaware law (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) which was approved at a special meeting of stockholders that was held on April 16, 2025 (the “2025 Special Meeting”). Although stockholder approval of the Dissolution was received, the Board was authorized to subsequently determine, in its discretion, whether or not to proceed with the Dissolution. The Board ultimately determined not to pursue the Dissolution and simultaneously entered into the 2025 Preferred Stock Purchase Agreement (see Note 8, “Financing Activities”), Series E Preferred Stock Closing (see Note 19, “Subsequent Events”) and October 2025 Pre-Funded Warrants (see Note 19, “Subsequent Events”). As part of its broader capital allocation review, the Company has begun evaluating opportunities within emerging financial infrastructure and network-based markets. These opportunities may include select blockchain-based assets that the Company believes could enhance capital efficiency and long-term stockholder value.

Liquidity

Based on our funds available on September 30, 2025, together with net proceeds from the issuance of the Series E Preferred Stock and October 2025 Pre-Funded Warrants (see Note 19, “Subsequent Events”), management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through November 7, 2026; however, as referenced above, the Company is considering adjustments to its strategic direction. As a result of any change in the Company’s strategic direction, there may be circumstances that cause the Company to adjust its anticipated spending in the near term.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, DERMAdoctor, which was fully divested on March 12, 2024, as of and for the nine months ended September 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. See also Note 16, “DERMAdoctor Divestiture.” The accompanying unaudited condensed consolidated financial statements include only the accounts of the Company for the three and nine months ended September 30, 2025.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, contract liabilities related to product sales such as product returns, assumptions for valuing warrants, assumptions for valuing derivative liabilities, long-lived asset impairments, stock-based compensation, income taxes and other contingencies.

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

Segment Information

The Company has one operating and reportable segment that encompasses the Company’s consolidated ongoing operations, reflecting the integrated nature of its currently limited business. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The measurement of profit and loss is the segment loss, which is equivalent to the “net loss from continuing operations” as reported on the Company's condensed consolidated statements of operations. The measurement of segment assets is reported on the Company’s condensed consolidated balance sheet as “total assets.” The CODM allocates resources to the Company’s initiatives and assesses performance on a consolidated basis, focused on the maintenance of the Company’s cash resources while assessing strategic alternatives on an ongoing basis and maintaining its public company status. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the condensed consolidated statements of operations, as the Company’s integrated operating model emphasizes shared resources and centralized decision-making.

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

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$2,309	$430
Restricted cash included in other assets	393	477
Total cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$2,702	$907

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the condensed consolidated statements of operations. The Company recorded $87 thousand and $676 thousand in property and equipment impairment losses for the three and nine months ended September 30, 2025, respectively. This included $3 thousand and $33 thousand for fixed assets including leasehold improvements for the three and nine months ended September 30, 2025, respectively and $84 thousand and $643 thousand for operating lease right-of-use assets for the three and nine months ended September 30, 2025, respectively. The Company did not record any impairment losses for the three and nine months ended September 30, 2024.

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

The Company recorded $84 and $643 thousand in impairment losses for the three and nine months ended September 30, 2025, respectively, related to operating lease right-of-use assets.

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

Preferred Stock

Preferred stock that is redeemable at the option of the holder or upon events not solely within the control of the Company is classified as mezzanine (temporary) equity in accordance with ASC 480-10-S99-3A. Such instruments are initially recorded at fair value, net of issuance costs, and are not accreted to redemption value unless redemption becomes probable.

Terms of the Company’s Preferred Stock have historically included a Ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 11, “Stockholders’ Equity (Deficit)”). The applicable Ratchet provisions of the Company’s outstanding Preferred Stock terminated during the quarter ended March 31, 2024. Prior to a termination, when a conversion price for outstanding Preferred Stock was adjusted under the Ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the Ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the Ratchet anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s condensed consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 12, “Stock-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted income (loss) per share:
Net loss from continuing operations	$(1,333)	$(1,854)	$(6,627)	$(6,852)
Less: Increase to accumulated deficit due to adjustment to common stock warrants exercise price	—	1,005	—	1,005
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	—	—	380
Net loss from continuing operations attributable to common stockholders	$(1,333)	$(2,859)	$(6,627)	$(8,237)
Net income from discontinued operations, net of taxes	40	642	11,082	841
Net (loss) income	$(1,293)	$(2,217)	$4,455	$(7,396)

Denominator for (loss) income per share:
Weighted average shares outstanding – basic (diluted for net loss)	5,876	1,155	5,669	930
Effect of dilutive Unsecured Convertible Notes	—	—	107	—
Weighted average shares outstanding – diluted for net income	5,876	1,155	5,776	930

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2025	2024
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	15	15
Stock options	1	7
Stock warrants	101	225
	117	247

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the statements of operations. ASU 2024-03 does not change the requirements for the presentation of expenses on the face of the statements of operations. Under ASU 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the statements of operations if they include any of the following expense categories: employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2024-03 is not expected to have an effect on our consolidated financial statements, it is expected to result in incremental disclosures within the notes to our condensed consolidated financial statements. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s condensed consolidated financial statements.

For information regarding additional accounting pronouncements that could affect our business, results of operations, financial condition, and liquidity, see Note 2, “Summary of Significant Accounting Policies” included in our 2024 Annual Report. The Company continues to evaluate the potential impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Items	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a deposit	$393	$393	$—	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a deposit	$477	$477	$—	$—

The Company’s cash equivalents and restricted cash held as a deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Black Scholes Valuation Models and Assumptions

The Company utilizes a Black Scholes model for various valuations as outlined throughout this report. The following tables summarize the assumptions utilized for valuations impacting results for the periods reported. See also Note 12, “Stock-Based Compensation” for related Black Scholes valuation assumptions.

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

	December 2023 Warrants	December 2023 Warrants

Measurement event	Reporting Date	Stockholder Approval
Date	December 31, 2023	May 28, 2024
Total Value (in millions)	0.3	0.2
Gain (Loss) (in thousands)	not applicable	(51)

Assumptions:
Exercise price	$8.75	$8.75
Market price	$7.14	$4.94
Volatility	79.3%	83.9%
Risk-free rate	3.85%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.1

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Issuance	Stockholder Approval
Date	March 25, 2024	May 28, 2024
Total Value (in millions)	$0.1	$0.1
Gain (Loss) (in thousands)		$(28)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.55	$4.940
Volatility	86.9%	83.9%
Risk-free rate	4.24%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.3

	September 2022, November 2022, & May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	June 14, 2024			June 14, 2024
Total Value (in thousands)	$66			$100
Loss (in thousands)	not applicable			$70

Assumptions:
Exercise price	$8.75	-	52.50	$2.50
Market price	$2.51			$2.51
Volatility	89.3%			89.3%
Risk-free rate	4.27%	-	5.08%	4.27%	-	5.08%
Dividend yield	0.0%			0.0%
Term (years)	1.0	-	4.4	1.0	-	4.4

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

	Series C Preferred Stock
Measurement event	Prior to Ratchet	After Ratchet
Date	March 24, 2024	March 24, 2024
Total value (a) (in millions)	$0.5	$0.9
Deemed dividend (in millions)	not applicable	$0.4

Assumptions:
Exercise price	$8.75	$4.90
Market price	$4.77	$4.77
Volatility	79.9%	79.9%
Risk-free rate	5.51%	5.51%
Dividend yield	0.0%	0.0%
Term (in years)	0.1	0.1

(a)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Bifurcatable Derivatives

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 9, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Unsecured Convertible Notes derivative	Unsecured Convertible Notes derivative
Measurement event	Issuance	Stockholder Approval
Date	March 25, 2024	May 28, 2024
Total value (in millions)	$0.2	$0.2
Gain (Loss) (in thousands)	not applicable	$(82)

Assumptions:
Exercise price	$4.90	$4.90
Market price	$4.51	$4.94
Volatility	86.9%	83.9%
Risk-free rate	4.54%	4.94%
Dividend yield	0.0%	0.0%
Term (years)	2.0	1.8

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Series E Preferred Stock deferred financing costs	$36	$—
Dues & subscriptions	59	82
Prepaid taxes & licenses	53	55
Prepaid insurance	18	48
Other receivables	6	76
Other	49	11
Total prepaid expenses and other current assets	$221	$272

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Office and laboratory equipment	$20	$20
Furniture and fixtures	73	157
Computer equipment and software	126	389
Leasehold improvements	185	152
Total property and equipment, at cost	404	718
Less: Impairments	(33)	—
Less: Accumulated depreciation	(365)	(674)
Total property and equipment, net	$6	$44

Depreciation expense related to continuing operations was $1 thousand for both the three months ended September 30, 2025 and 2024, and $5 thousand and $24 thousand for the nine months ended September 30, 2025 and 2024, respectively.

The Company disposed of damaged, unusable and fully depreciated property and equipment with a cost of approximately $209 thousand and $346 thousand during the three and nine months ended September 30, 2025, respectively, with no comparable adjustments for the three and nine months ended September 30, 2024.

Additionally, the Company impaired $3 and $33 thousand of its remaining fixed assets due to the uncertainty associated with its operations and its exploration of strategic alternatives during the three and nine months ended September 30, 2025, respectively.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Employee payroll and benefits	$450	$360
Income taxes	200	—
Interest	118	37
Professional services	8	99
Other	31	85
Total accrued liabilities	$807	$581

NOTE 7. COMMITMENTS AND CONTINGENCIES

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of September 30, 2025 or December 31, 2024.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its suppliers and others, including in connection with capital raises transactions. Additionally, the Company provided for certain indemnification in conjunction with the Avenova Asset Divestiture (see Note 14, “Avenova Asset Divestiture and Bridge Loan”). Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements are unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2025 or December 31, 2024.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of September 30, 2025 and December 31, 2024, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. The Company recorded $84 and $643 thousand in impairment losses for the three and nine months ended September 30, 2025, respectively, related to operating lease right-of-use assets.

Lease costs for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease – expense	$50	$100	$173	$200
Operating lease – included in operating cash flow	103	117	287	193

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)	1.8	3.1
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of September 30, 2025 were as follows (in thousands):

2025	$120
2026	444
2027	290
Total future minimum lease payments	854
Less: Imputed interest	(33)
Total	$821

Reported as:
Operating lease liability	$416
Operating lease liability- non-current	405
Total	$821

NOTE 8. FINANCING ACTIVITIES

See Notes 2, “Summary of Significant Accounting Policies;” 3, “Fair Value Measurements;” 9, “Convertible Notes;” 10, “Common Stock Warrants” and 11, “Stockholders’ Equity (Deficit)” for certain defined terms below and additional discussion of financing activities and related accounting policies and fair value estimates.

2025 Preferred Stock Purchase Agreement

On August 19, 2025, the Company entered into a securities purchase agreement (the “2025 Preferred Stock Purchase Agreement”) with David E. Lazar, that provides for the Company to sell in a private placement (i) an aggregate of 481,250 shares of Series D Preferred Stock convertible into an aggregate of 77.0 million shares of Common Stock for $3.85 million and (ii) an aggregate of 268,750 shares of Series E Preferred Stock convertible into an aggregate of 43.0 million shares of Common Stock for an additional $2.15 million.

Simultaneous to entering into the 2025 Preferred Stock Purchase Agreement on August 19, 2025, Mr. Lazar completed the purchase of the 481,250 shares of Series D Preferred Stock from the Company at a price of $8.00 per share for aggregate gross proceeds of $3.85 million and net proceeds to the Company of $3.79 million after deducting $64 thousand of issuance costs (the “Initial Series D Preferred Purchase”). The 2025 Preferred Stock Purchase Agreement provided for the ability of Mr. Lazar to assign, transfer and/or sell his shares of Series D Preferred Stock, Series E Preferred Stock, and/or his right acquire such securities. As further described in Note 19, “Subsequent Events”, on October 9, 2025, Mr. Lazar entered into an agreement to effect such transfer.

Since the Common Stock is currently listed on the NYSE American, LLC (“NYSE American”), and among these requirements are Section 713(a) and (b) of the NYSE American Company Guide (the “Company Guide”). Section 713(a) of the Company Guide requires stockholder approval in connection with any transaction, other than a public offering, involving the sale, issuance, or potential issuance, of common stock or securities convertible into common stock, equal to 20.0% or more of presently outstanding stock for less than the greater of book or market value. Section 713(b) of the Company Guide requires stockholder approval of a transaction, other than a public offering, involving the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into, or exercisable for, common stock) when the issuance or potential issuance of additional shares may result in a change of control of the issuer. As a result of the significant number of shares of Common Stock that may be issued upon the future conversion of the Series D Preferred Stock and Series E Preferred Stock compared to the currently issued and outstanding shares of Common Stock as provided above, the Company was required to obtain stockholder approval in accordance with the Company Guide Rule 713(a) and Rule 713(b) for Mr. Lazar to be able to convert the Series D Preferred Stock and the Series E Preferred Stock (the “Conversion Approval”).

Conversion Approval was obtained subsequent to September 30, 2025, on October 16, 2025. See additional discussion in Note 19, “Subsequent Events”.

On October 16, 2025, subsequent to September 30, 2025 and the Conversion Approval, the Company completed the sale of 268,750 shares of Series E Preferred Stock at a price of $8.00 per share for aggregate gross proceeds of $2.15 million. See additional discussion in Note 19, “Subsequent Events”.

2025 Warrant Exchange and Issuance of Series F Preferred Stock

On August 19, 2025, simultaneous with the signing of the 2025 Preferred Stock Purchase Agreement, the Company entered into warrant exchange agreements (the “Series F Agreements”) with each of Anson Investments Master Fund LP, Hudson Bay Capital Management LP and Armistice Capital, LLC (collectively, the “Series F Holders”). The Series F Agreements provide for the irrevocable surrender and cancellation of all warrants beneficially owned by the Series F Holders, in exchange for the Company issuing (i) an aggregate of 1,986,565 shares of Series F Preferred Stock and (ii) an aggregate cash payment of $525,000 to the Series F Holders. Warrants exercisable for an aggregate of 1,988,283 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements. The Series F Agreements also include a “most favored nations” provision that would increase the amount paid to the Series F Holders if, after the effective date of the Series F Agreements, another holder of the Company’s Common Stock purchase warrants receives a higher amount per underlying warrant; except that this provision shall not apply to (i) settlements with retail investor warrant holders that (1) individually is less than or equal to six and thirty hundredths percent (6.30%) of a Series F Holder’s total warrants outstanding or (2) in the aggregate is less than or equal to twelve and seventy hundredths percent (12.70%) of a Series F Holder’s total warrants outstanding or (ii) prior warrant settlements by the Company.

Because the carrying value of the Common Stock Warrants cancelled in conjunction with the Series F Agreements exceeded the total cash payment made and carry value of the Series F Preferred Stock issued, the Company recorded a deemed capital contribution of $433 thousand upon entering the Series F Agreements.

2024 Public Offering

On July 26, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co., Inc., as the sole underwriter (the “Underwriter”), relating to the issuance and sale in a public offering (the “2024 Public Offering”) of (i) 1,158,566 shares of common stock and 2,041,814 pre-funded warrants, in lieu of shares of common stock (the “July 2024 Pre-Funded Warrants”), (ii) 3,200,380 Series F-1 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-1 Warrants”), (iii) 3,200,380 Series F-2 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-2 Warrants”) and (iv) 3,200,380 Series F-3 warrants to purchase up to 3,200,380 shares of common stock (the “Series F-3 Warrants”, and together with the Series F-1 Warrants and Series F-2 Warrants, the “July 2024 Warrants”).

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

The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million, without taking into account any underwriting discounts and commissions. A portion of the proceeds was used toward repaying the Secured Convertible Notes, which were repaid in full during the third quarter of 2024.

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

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2024.

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

The Unsecured Convertible Notes may be converted or redeemed for a conversion price equal to $4.90 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations. As of September 30, 2025, the Unsecured Convertible Notes were convertible for up to 107,146 shares of common stock.

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

The discount to the note recorded for the embedded derivative liability upon issuance and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. The effective interest rate on the Unsecured Convertible Notes is 144%. During the three months ended September 30, 2025 and 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $77 thousand and $20 thousand, respectively, which was included in “Other expense, net” in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, interest expense recognized, including amortization of the issuance costs and debt discount, was $170 thousand and $35 thousand, respectively, which was included in “Other expense, net” in the unaudited condensed consolidated statements of operations.

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

July 2024 Pre-Funded Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued 2,041,814 July 2024 Pre-Funded Warrants (in lieu of shares of common stock) (see additional discussion in Note 8, “Financing Activities”). The July 2024 Pre-Funded Warrants were classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, were immediately exercisable, did not embody an obligation for us to repurchase our shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise.

During the third quarter of 2024, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 2,041,814 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

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

During the quarter ended June 30, 2025, the Company repurchased Series F-1 Warrants exercisable for 212,400 shares of common stock and Series F-3 Warrants exercisable for 212,400 shares of common stock for $0.2 million.

In July 2025, Series F-3 Warrants were exercised for 2,145 shares of common stock. The remaining Series F-3 Warrants exercisable for 2,049,942 shares of common stock expired unexercised on July 29, 2025.

On August 19, 2025, Series F-1 Warrants exercisable for 1,909,089 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

During the quarter ended September 30, 2025, Series F-1 Warrants were exercised for 128,498 shares of common stock.

June 2024 Warrants

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “June 2024 Warrants”) exercisable for 90,381 shares of common stock for $2.57 per share through December 17, 2029. The June 2024 Warrants were classified as a component of permanent equity.

On August 19, 2025, June 2024 Warrants exercisable for 9,071 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

During the quarter ended September 30, 2025, June 2024 Warrants were exercised for 58,754 shares of common stock.

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

On August 19, 2025, all remaining March 2024 Warrants exercisable for 28,572 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

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

On August 19, 2025, December 2023 Warrants exercisable for 36,264 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

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

On August 19, 2025, September 2022 Warrants exercisable for 2,608 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

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

On August 19, 2025, November 2021 Warrants exercisable for 2,679 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

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

Summary of Common Stock Warrant Activity and Outstanding

Activity related to common stock warrants outstanding at September 30, 2025 and 2024 were as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2023	210,946	$50.96
Warrants granted	28,572	4.90
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at September 30, 2024	239,518	56.63

Outstanding at December 31, 2024	10,836,275	$1.41
Warrants granted	—	—
Warrants exercised	(1,119,908)	0.76
Warrants expired	(5,184,427)	0.66
Warrants surrendered and cancelled	(1,988,283)	1.27
Warrants repurchased	(2,442,466)	0.66
Outstanding at September 30, 2025	101,191	66.61

The surrender and cancellation of 1,988,283 Common Stock Warrants was pursuant to the August 2025 Series F Agreements (see Note 8, “Financing Activities”).

The exercise of 527,784 Series F-3 Warrants and repurchase of Series F-1 Warrants and Series F-3 Warrants of 1,272,725 and 744,941, respectively, between December 31, 2024 and March 31, 2025, were pursuant to the Settlement Agreements that we entered into in March 2025 to settle certain disputed matters relating to the July 2024 Warrants held by each of the Warrant Holders. During the three months ended June 30, 2025, the Company repurchased an additional 212,400 of Series F-1 Warrants and 212,400 of Series F-3 Warrants. There were no such repurchases during the three months ended September 20, 2025. See Note 10, “Common Stock Warrants” for additional information.

Common stock warrants outstanding as of September 30, 2025 were as follows:

Series	Exercise Price	Expiration Date	Warrants
July 2020 Warrants	$2,021.25	January 22, 2026	1,714
July 2020 Warrants	52.50	January 22, 2026	2,206
TLF Warrants	822.96	January 15, 2026	13
November 2021 Warrants	220.50	September 11, 2028	4,975
November 2021 Warrants	52.50	September 11, 2028	15,308
September 2022 Warrants	220.50	September 11, 2028	1,659
November 2022 A-1 Warrants	220.50	November 20, 2028	2,268
December 2023 Warrants	8.75	June 21, 2029	35,992
June 2024 Warrants	2.57	December 17, 2029	22,556
July 2024 F-1 Warrants	0.66	July 30, 2029	14,500
Outstanding at September 30, 2025			101,191

Summary of Common Stock Warrant Liabilities

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis (in thousands) during the period ended September 30, 2024. There were no warrant liabilities outstanding during the period ended September 30, 2025. See additional information per Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

Subsequent to September 30, 2025, on October 16, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which became effective upon filing. The amendment was approved by the Board and subsequently approved by the Company’s stockholders at the Annual Meeting of Stockholders held on October 16, 2025. The Certificate of Amendment provides that the Company is then authorized to issue an increased total of 1,500,000,000 shares of common stock. All other provisions of the Amended and Restated Certificate of Incorporation remain in full force and effect. Additional information about matters submitted to a vote of security holders and related results of the meeting can be found in the Company’s 8-K filed on October 20, 2025.

Preferred Stock

There were two series of preferred stock of the Company outstanding during the nine months ended September 30, 2025 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and the Series D Non-Voting Convertible Preferred Stock (“Series D Preferred Stock”). The rights and preferences of each are described below.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. For both periods ending September 30, 2025 and September 30, 2024, 131 shares of Series B Preferred Stock remained outstanding. As of September 30, 2025, outstanding shares of Series B Preferred Stock were convertible into 15,065 shares of common stock at a conversion price of $8.75.

The Series B Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Series B Preferred Stock is convertible into $1,000 of common stock at a conversion price per share of $8.75.

Series C Preferred Stock

The Company issued 3,250 shares of Series C Preferred Stock in November 2022 in connection with a private placement transaction. As of September 30, 2025, no shares of Series C Preferred Stock remained outstanding.

Series D Preferred Stock

The Company issued 481,250 shares of Series D Preferred Stock on August 19, 2025 in connection with the 2025 Preferred Stock Purchase Agreement (see Note 8, “Financing Activities”). As of September 30, 2025, 481,250 shares of Series D Preferred Stock were outstanding and convertible into an aggregate of 77.0 million shares of Common Stock. The Series D Preferred Stock is non‑voting, except for certain protective provisions, and is entitled to dividends and liquidation rights on an as‑converted‑to‑common basis. There are no redemption or repurchase rights that require cash settlement for the Series D Preferred Stock. The Company is not obligated to redeem or repurchase any shares of the Series D Preferred Stock.

Subsequent to September 30, 2025, on October 21, 2025, three business days after the Stockholder Approval, each share of Series D Preferred Stock automatically converted into 160 shares of Common Stock (see Note 19, “Subsequent Events”).

Series E Preferred Stock

On August 19, 2025, in connection with the 2025 Preferred Stock Purchase Agreement (see Note 8, “Financing Activities”), an investor committed to purchase shares of Series E Preferred Stock convertible into an aggregate of 43.0 million shares of Common Stock. The rights and preferences of the Series E Preferred Stock are identical to those of the Series D Preferred Stock described above except that conversion is at the option of the holder.

Subsequent to September 30, 2025, on October 16, 2025, the Company issued 268,750 shares of Series E Preferred Stock and, on October 21, 2025, each share of Series E Preferred Stock converted into 160 shares of Common Stock at the option of the holders (see Note 19, “Subsequent Events”).

Series F Preferred Stock

The Company issued 1,986,565 shares of Series F Voting Retractable Preferred Stock (the “Series F Preferred Stock”) on August 19, 2025 in connection with the Series F Agreements (see Note 8, “Financing Activities”).

The Series F Preferred Stock is not convertible into Common Stock or any other equity instrument and has no dividend rights. The Series F Preferred Stock has voting rights similar to Common Stock with each share of Series F Preferred Stock representing the voting equivalent of approximately 0.424 shares of Common Stock and a liquidation preference equivalent to common stock up to its redemption amount. The Series F Preferred Stock has a total aggregate fixed redemption value of $525,000 in cash. The redemption terms provide that, after the earlier of (i) Conversion Approval (see Note 8, “Financing Activities”) or (ii) December 31, 2025, holders may redeem the Series F Preferred Stock in exchange for $525,000 total in cash at any time. Conversion Approval was obtained by the Company subsequent to September 30, 2025 on October 16, 2025 and 639,933 shares of Series F Preferred Stock were subsequently redeemed for a $175,000 cash payment (see Note 19, “Subsequent Events”). The Company may also force redemption of outstanding shares at any time after December 31, 2025. Once redeemed, the shares are cancelled and extinguished; and they revert to authorized but unissued status.

Upon issuance, the Series F Preferred Stock was not mandatorily redeemable because redemption was subject to Conversion Approval, and eventual redemption is at the option of the holders upon the occurrence of certain events that are not solely within the control of the Company. In accordance with ASC 480-10-S99-3A, although the Series F Preferred Stock is legally designated as equity and is not mandatorily redeemable, it does not meet the requirements for permanent equity classification upon issuance. Accordingly, the Series F Preferred Stock has been presented as mezzanine equity (temporary equity) on the Company’s condensed consolidated balance sheet, between liabilities and stockholders’ equity, at its initial carrying amount of $525,000 which is equivalent to its redemption value. The Company will not accrete the carrying value of the Series F Preferred Stock to its redemption amount since they are equivalent. Upon Conversion Approval (which was obtained subsequent to September 30, 2025 – see Note 19, “Subsequent Events”), the Company will reclassify the Series F Preferred Stock to liability in accordance with ASC 480-10-25-4 as it becomes redeemable at the holder’s option at that time.

Common Stock

See Notes 8, “Financing Activities” and 10, “Common Stock Warrants” for a description of common stock and common stock warrant-related transactions during the three and nine months ended September 30, 2025 and 2024.

Dividends

On August 26, 2025, the Special Transaction Committee of the Board of Director and the Company’s Board of Directors declared a special cash dividend of $0.80 per share for the Company’s common stock (the “Special Dividend”). The dividend totaling $4.8 million was paid on September 29, 2025 to stockholders of record of Common Stock at the close of business on September 15, 2025.

NOTE 12. STOCK-BASED COMPENSATION

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

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the grant of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 66,243 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. As of September 30, 2025, there were 14,332 shares available for future awards under the 2017 Plan. Subsequent to September 30, 2025, on October 16, 2025, stockholders approved an amendment to increase the shares authorized under the 2017 Plan by 1,000,000 shares (see Note 19, “Subsequent Events”).

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

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2024, and activity during the nine months ended September 30, 2025:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	7	$471.64	8.3	$3
Restricted stock units vested	(5)	—
Options forfeited/cancelled	(1)	928.62
Outstanding at September 30, 2025	1	448.84	2.9	—

Vested and expected to vest at September 30, 2025	1	448.84	2.9	—
Vested and exercisable at September 30, 2025	1	2,541.07	2.9	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock as quoted on the NYSE American as of September 30, 2025 for option awards that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, there was no unrecognized compensation cost related to unvested stock options and restricted stock.

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

The Company did not grant any stock options or shares of restricted stock to employees or directors to purchase shares of the Company’s common stock during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company granted 5,148 shares of restricted stock to employees and directors with no such grant for the three months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $4 thousand and $22 thousand, respectively, for prior option awards to employees and directors. For the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $6 thousand and $137 thousand, respectively, for prior option awards to employees and directors.

Stock-Based Awards to Non-Employees

During the three and nine months ended September 30, 2025 and 2024, the Company did not grant options or restricted stock to non-employees in exchange for advisory and consulting services. The Company recognized stock-based compensation expense of $13 thousand for the nine months ended September 30, 2024 and no stock based compensation expense for the three months ended September 30, 2024, as it relates to non-employees, with no comparable expense for the three and nine months ended September 30, 2025.

Summary of Stock-Based Compensation Expense

A summary of the stock-based compensation expense included in results of continuing operations for the options and restricted stock awards discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$-	$22	$6	$137

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $9 thousand and $11 thousand to the 401(k) plan from continuing operations in the three months ended September 30, 2025 and 2024, respectively. The Company contributed $26 thousand and $23 thousand to the 401(k) plan from continuing operations in the nine months ended September 30, 2025 and 2024, respectively.

NOTE 14. AVENOVA ASSET DIVESTITURE AND BRIDGE LOAN

On January 17, 2025, the Company completed the sale of its eyecare products sold under the Avenova brand and related assets (the “Avenova Assets”) to PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company (“PRN”), which constituted substantially all of the Company’s revenue generating and operating assets (the “Avenova Asset Divestiture”). The Avenova Asset Divestiture was consummated pursuant to the Asset Purchase Agreement, dated September 19, 2024, as amended by Amendment No. 1 to the Asset Purchase Agreement, dated November 5, 2024 (as so amended, the “Purchase Agreement”). The Purchase Agreement provided for, among other terms, a base purchase price of $11.5 million for the Avenova Assets and for PRN to provide the Company with up to a $1.0 million secured promissory note (the “Bridge Loan”). Amounts borrowed under the Bridge Loan were required to be used for working capital purposes, bore interest at a rate of 10% per annum and were secured by all of the Company’s assets as collateral. On November 22, 2024, the Company requested and received $0.5 million under the Bridge Loan.

In accordance with the Purchase Agreement, at the closing of the Avenova Asset Divestiture the Company received the cash purchase price equal to $11.5 million, less (i) the $507,954 balance of the Bridge Loan which was discharged with collateral released and (ii) $500,000, which amount was deposited into an escrow account (the “Escrow”) for up to six (6) months to be used for the Company’s indemnification obligations under the Purchase Agreement or the payment of the Net Working Capital Adjustment (as defined below) after the closing. The final amount of the purchase price that the Company received in the Avenova Asset Divestiture was subject to a post-closing working capital adjustment, upward or downward, that was limited to an amount of up to $500,000 (the “Net Working Capital Adjustment”). The Net Working Capital Adjustment was mutually determined by PRN and the Company based upon the difference between the amount of the Company’s Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the agreed upon target working capital value of $800,000. The Net Working Capital Adjustment was determined to be $365,566, which reduced the amount of total proceeds that we received from the Avenova Asset Divestiture. The Company recorded a gain of $10.7 million on the Avenova Asset Divestiture during the quarter ended March 31, 2025, net of the agreed upon Net Working Capital Adjustment.

In connection with the closing of the Avenova Asset Divestiture on January 17, 2025, the Company entered into a Transition Services Agreement, dated January 17, 2025 with PRN, pursuant to which the Company agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Divestiture (the “PRN Transition Services Agreement”). In exchange for providing such services, PRN and the Company agreed upon service fees to be paid to the Company. The Company recognized $0 and $16 thousand of revenue under the PRN Transition Services Agreement during the three and nine months ended September 30, 2025, respectively, which was included in other expense, net in the Company’s condensed consolidated statements of operations (unaudited).

The accounting requirements for reporting results related to the Avenova Assets as discontinued operations were met during the first quarter of 2025. Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results related to the Avenova Assets as a discontinued operation for the periods presented.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets. The assets and liabilities related to the Avenova Assets have been reflected as discontinued operations in the condensed consolidated balance sheets as of December 31, 2024, and consist of the following (in thousands):

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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of operations. Results related to the Avenova Asset for the three and nine months ended September 30, 2025 and 2024 have been reflected as discontinued operations in the condensed consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$—	$2,415	$433	$7,152
Cost of goods sold	—	757	170	2,369
Gross profit	—	1,658	263	4,783
Operating expenses:
Sales and marketing	—	955	224	3,029
Total operating expenses	—	955	224	3,029
Operating income	—	703	39	1,754
Gain on divestiture	—	—	10,700	—
Net income from discontinued operations before income taxes	—	703	10,739	1,754
(Benefit) Provision for income taxes	(38)	—	191	—

Net income from discontinued operations, net of taxes	$38	$703	$10,548	$1,754

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of cash flows. Results related to the Avenova Asset for the nine months ended September 30, 2025 and 2024 have been reflected as discontinued operations in the condensed consolidated statements of cash flows and consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net income from discontinued operations, net of taxes	$10,548	$1,754
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	—
Changes in operating assets and liabilities:
Accounts receivable	(72)	(273)
Inventory	73	39
Prepaid expenses and other current assets	—	(37)
Other assets	9	—
Accounts payable and accrued liabilities	(252)	58
Net cash (used in) provided by operating activities, discontinued operations	(394)	1,541

Investing activities:
Proceeds from divestiture	11,000	—
Net cash provided by investing activities, discontinued operations	11,000	—

Net increase in cash and cash equivalents, discontinued operations	$10,606	$1,541

NOTE 15. PHASEONE DIVESTITURE

On January 3, 2025, the Company entered into a Trademark Acquisition Agreement with its distributor, PhaseOne Health LLC (“PhaseOne”), that provided for the purchase by PhaseOne of two of the Company’s wound care trademarks (the “Wound Care Trademarks”) for a purchase price of $500,000 (the “Trademark Acquisition Agreement,” and such sale, the “PhaseOne Divestiture”). In connection with the PhaseOne Divestiture, the Company also entered into a Transition Services Agreement, dated January 3, 2025, with PhaseOne (the “PhaseOne Transition Services Agreement”), pursuant to which the Company: (i) provided limited transition services to PhaseOne until January 10, 2025; (ii) sold the Company’s existing PhaseOne finished goods inventory from an outstanding purchase order to PhaseOne for an aggregate payment of $126,000; and (iii) a limited amount of remaining componentry inventory. In addition, the PhaseOne Transition Services Agreement provided that the existing supplier and distributor relationship between the Company and PhaseOne would be terminated upon the closing of the PhaseOne Divestiture. The Company completed the PhaseOne Divestiture on January 8, 2025. The Company recorded a net gain of $0.5 million as a result of the PhaseOne Divestiture during the quarter ended March 31, 2025.

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of discontinued operations in the condensed consolidated balance sheets. The assets and liabilities related to the Wound Care Trademarks have been reflected as discontinued operations in the condensed consolidated balance sheets as of December 31, 2024, and consist of the following (in thousands):

Balance at December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$6
Inventory, net	48
Total current assets, discontinued operations	$54

LIABILITIES
Liabilities:
Current liabilities:
Accounts payable	$43
Total current liabilities, discontinued operations	$43

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of operations. Results related to the Wound Care Trademarks for the three and nine months ended September 30, 2025 and 2024 have been reflected as discontinued operations in the condensed consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$—	$5	$122	$252
Cost of goods sold	—	62	75	144
Gross profit	—	(57)	47	108
Operating expenses:
Research and development	—	4	3	32
Total operating expenses	—	4	3	32
Operating (loss) income	—	(61)	44	76
Gain on divestiture	—	—	500	—
Net (loss) income from discontinued operations before income taxes	—	(61)	544	76
(Benefit) Provision for income taxes	(2)	—	10	—

Net income (loss) from discontinued operations, net of taxes	$2	$(61)	$534	$76

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of cash flows. Results related to the Wound Care Trademarks for the nine months ended September 30, 2025 and 2024 have been reflected as discontinued operations in the condensed consolidated statements of cash flows and consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net income from discontinued operations	$534	$76
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	6	6
Inventory	43	49
Prepaid expenses and other current assets	—	—
Accounts payable and accrued liabilities	(38)	(65)
Net cash provided by operating activities, discontinued operations	45	66

Investing activities:
Proceeds from divestiture	500	—
Net cash provided by investing activities, discontinued operations	500	—

Net increase in cash and cash equivalents, discontinued operations	$545	$66

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”), the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of operations. The results of DERMAdoctor’s operations for the three and nine months ended September 30, 2025 and 2024 have been reflected as discontinued operations in the condensed consolidated statements of operations and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$—	$—	$—	$717
Cost of goods sold	—	—	—	493
Gross profit	—	—	—	224
Operating expenses:
Research and development	—	—	—	2
Sales and marketing	—	—	—	292
General and administrative	—	—	—	48
Total operating expenses	—	—	—	342
Operating loss	—	—	—	(118)

Loss on divestiture	—	—	—	(871)

Net loss from discontinued operations	$—	$—	$—	$(989)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the condensed consolidated statements of cash flows. The results of DERMAdoctor for the nine months ended September 30, 2025 and 2024 have been reflected as discontinued operations in the condensed consolidated statements of cash flows and consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net loss from discontinued operations	$—	$(989)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on divestiture	—	865
Changes in operating assets and liabilities:
Accounts receivable	—	(262)
Inventory	—	183
Prepaid expenses and other current assets	—	(4)
Other assets		15
Accounts payable and accrued liabilities	—	63
Operating lease liabilities	—	(31)
Net cash used in operating activities, discontinued operations	—	(160)

Investing activities:
Proceeds from divestiture	—	1,070
Cash transferred to New Age Investments, LLC	—	(46)
Net cash provided by investing activities, discontinued operations	—	1,024

Net increase in cash and cash equivalents, discontinued operations	$—	$864

NOTE 17. INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of $0 during both the three months ended September 30, 2025 and September 30, 2024. This results in a cumulative tax provision of $0.2 million and $0 for the nine months ended September 30, 2025, and September 30, 2024, respectively. The Company’s effective income tax rate was 4.8% and 0% for the nine months ended September 30, 2025, and September 30, 2024, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

NOTE 18. RELATED PARTY TRANSACTIONS

The following table summarizes information about the Company’s related party revenue and cost of goods sold (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Chongqing Pioneer Pharma Holdings Limited:
Net sales	$521	$—	$521	$—
Cost of goods sold	479	—	479	—

Related party accounts receivable were $0.4 million and $0 as of September 30, 2025 and 2024, respectively.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2025, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to, or disclosure in, the unaudited condensed consolidated financial statements.

Submission of Matters to a Vote of Security Holders and Annual Meeting

On October 16, 2025, the Company held its annual meeting of stockholders. Matters considered at that meeting are relevant to certain subsequent events outlined below. Additional details and information about other matters submitted to a vote of security holders and related results of the meeting can be found in the Company’s Current Report on Form 8-K filed on October 20, 2025.

Increase in Shares Authorized Under 2017 Plan

On October 16, 2025, stockholders approved an amendment to increase the shares authorized under the 2017 Plan by 1,000,000 shares of Common Stock resulting in a maximum number of shares currently available for issuance of 1,021,332 shares of Common Stock and to make corresponding changes to the share grant limitations in the 2017 Plan.

Series E Preferred Stock Closing and Conversion to Common Stock

The 2025 Preferred Stock Purchase Agreement dated as of August 19, 2025 between the Company and Mr. Lazar provided for the ability of Mr. Lazar to assign, transfer and/or sell his shares of Series D Preferred Stock, Series E Preferred Stock, the shares of Common Stock underlying the Transferred Stock (as defined below) and/or his right acquire such securities (see Note 8, “Financing Activities”). On October 9, 2025, Mr. Lazar tendered his resignation as Chief Executive Officer and a director of NovaBay and entered into a securities purchase agreement with R01 Fund LP (“R01”) and Framework Ventures IV L.P. (“Framework” and, together with R01, the “Purchasers”) to effect such transfer. Pursuant to the agreement, Mr. Lazar assigned to the Purchasers all of Mr. Lazar’s right, title and interest in (i) 441,326 outstanding shares of Series D Preferred Stock and (ii) the rights and obligations to purchase all 268,750 shares of Series E Preferred Stock (together with the Series D Preferred Stock, the “Transferred Stock” and the transactions contemplated by the Securities Purchase Agreement, the “Lazar Sale”), each of which were purchased from the Company by Mr. Lazar pursuant to the 2025 Preferred Stock Purchase Agreement. On October 16, 2025, pursuant to the 2025 Preferred Stock Purchase Agreement, the Company filed the certificate of designations relating to the Series E Preferred Stock and issued 268,750 shares to the Purchasers for gross proceeds of approximately $2.2 million (the “Series E Preferred Closing” and together with the Lazar Sale, the “2025 Preferred Stock Issuance”). Each share of Series E Preferred Stock was eligible to convert at the option of the holder or, otherwise, automatically convert 30 business days after the Stockholder Approval, into 160 shares of Common Stock, for an aggregate of 43,000,000 shares of Common Stock. On October 21, 2025, at the option of the Purchasers, all 268,750 shares of Series E Preferred Stock were converted into 43,000,000 shares of Common Stock.

October 2025 Pre-Funded Warrants

On October 16, 2025, the Company issued and sold pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase an aggregate of 5,405,406 shares of Common Stock, to R01 and Framework in two transactions for aggregate gross proceeds of approximately $6.0 million The purchase price was $1.10 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.01 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are exercisable for shares of Common Stock at any time after January 1, 2026, subject to receipt of stockholder approval.

NYSE Compliance

On October 20, 2025, the Company was notified by NYSE American that the Company had regained compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide.

Series D Preferred Stock Conversion to Common Stock

On October 21, 2025, three business days after the Conversion Approval, the 481,250 shares of Series D Preferred Stock were automatically converted into 77,000,000 shares of Common Stock.

Redemption of Series F Preferred Stock

Subsequent to September 30, 2025, 639,933 shares of Series F Preferred Stock were redeemed for $175,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report, and with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” “determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the significant changes that have occurred to us and our business as a result of completing the Avenova Asset Divestiture and the PhaseOne Divestiture, the 2025 Preferred Stock Issuance and the sale of the October 2025 Pre-Funded Warrants, the expected additional changes that will occur when we determine and proceed with the future strategic direction of our Company, as well as other factors, including those set forth under the section titled “Risk Factors” in Part I, Item 1A. of this Quarterly Report and the section titled “Risk Factors” in Part I, Item 1A. of our 2024 Annual Report, as well as in other sections in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

We were previously focused on the development and sale of eyecare, wound care, and skin care products. The Company may continue to manufacture wound care products domestically in the United States and export finished goods to China.

●

The Avenova Asset Divestiture closed on January 17, 2025 in which we sold our primary eyecare business (see Note 14, “Avenova Asset Divestiture and Bridge Loan” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report);

●

The PhaseOne Divestiture closed on January 8, 2025 in which we sold our PhaseOne trademark (see Note 15, “PhaseOne Divestiture” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report); and

●

The DERMAdoctor Divestiture closed on March 12, 2024 in which we sold our primary skin care business (see Note 16, “DERMAdoctor Divestiture” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report).

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

Previous Plan of Dissolution and Strategic Direction of the Company

The Company’s Board unanimously approved each of the divestitures above and subsequently evaluated additional strategic options available to the Company. During this time, the Board pursued the Dissolution pursuant to Plan of Dissolution which was approved at the 2025 Special Meeting (see Note 1, “Organization” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report). Although stockholder approval of the Dissolution was received, the Board was authorized to subsequently determine, in its discretion, whether or not to proceed with the Dissolution. The Board ultimately determined not to pursue the Dissolution and simultaneously entered into the 2025 Preferred Stock Purchase Agreement (see Note 8, “Financing Activities” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report), Series E Preferred Stock Closing (see Note 19, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report) and October 2025 Pre-Funded Warrants (see Note 19, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report). As part of its broader capital allocation review, the Company has begun evaluating opportunities within emerging financial infrastructure and network-based markets. These opportunities may include select blockchain-based assets that the Company believes could enhance capital efficiency and long-term stockholder value.

NYSE American Notices

On April 18, 2024, the Company received a notification from the NYSE American LLC Exchange (“NYSE American”) stating that the Company is not in compliance with Section 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of (i) $2.0 million or more if the Company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years; (ii) $4.0 million or more if the Company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and (iii) $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively.

On October 20, 2025, the Company was notified by NYSE American that the Company had regained compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide.

Financial Overview and Outlook

Based on our funds available on September 30, 2025, together with net proceeds from the issuance of the Series E Preferred Stock and October 2025 Pre-Funded Warrants (see Note 19, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report), management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through November 7, 2026; however, as referenced above, the Company is considering adjustments to its strategic direction. As a result of any changes in the Company’s strategic direction, there may be circumstances that cause the Company to adjust its anticipated spending in the near term.

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

Impairment of Assets

We review long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgement in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as economic conditions, probability of success, and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded such as those recorded in the first and third quarter of 2025 as further described in Notes 2, “Summary of Significant Accounting Policies;” 5, “Property and Equipment;” and 7, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (dollars in thousands)

	Three Months Ended September 30,		Dollar	Percent
	2025	2024	Change	Change
Statement of Operations
Sales:
Product revenue, net	$521	—	$521	100%

Cost of goods sold	479	—	479	100%
Gross profit	42	—	42	100%
Operating expenses
General and administrative	1,211	1,703	(492)	(29)%
Impairment of long-lived assets	87	—	87	100%
Total operating expenses	1,298	1,703	(405)	(24)%
Operating loss	(1,256)	(1,703)	447	(26)%

Extinguishment of Secured Convertible Note	—	(13)	13	(100)%
Accretion of interest and amortization of discounts on convertible notes	—	(138)	138	(100)%
Other expense, net	(77)	—	(77)	100%
Net loss from continuing operations	(1,333)	(1,854)	521	(28)%

Net income from discontinued operations, net of taxes	40	642	(602)	(94)%
Net loss	$(1,293)	$(1,212)	$(121)	(7)%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the three months ended September 30, 2025 and 2024 have been aggregated and reported for each of these periods in the line item titled “Net income from discontinued operations, net of taxes” in the table above. See additional information in Notes 14, “Avenova Asset Divestiture and Bridge Loan;” and 15, “PhaseOne Divestiture;” in Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, increased $0.5 million, or 100%, to $0.5 million for the three months ended September 30, 2025.

Revenue and cost of goods sold recorded during the three months ended September 30, 2025 was from the Company’s wound care business sold to our Chinese distributor with no comparable order in the three months ended September 30, 2024.

General and administrative

General and administrative expenses decreased $0.5 million, or 29%, to $1.2 million for the three months ended September 30, 2025, from $1.7 million for the three months ended September 30, 2024, due primarily to a decrease in outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture, the PhaseOne Divestiture, and evaluating and pursuing various strategic options for our Company.

Impairment of Long-Lived Assets

During the three months ended September 30, 2025, the Company recorded an impairment for right-of-use assets associated with leases of $84 thousand and $3 thousand for fixed assets including leasehold improvements.

Extinguishment of Secured Convertible Notes

Extinguishment of Secured Convertible Notes was $13 thousand for the three months ended September 30, 2024, with no comparable activity for the three months ended September 30, 2025.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.1 million for the three months ended September 30,

2024, with no comparable activity for the three months ended September 20, 2025.

Other expense, net

Other expense, net was $77 thousand for the three months ended September 30, 2025, with no comparable activity for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024 (dollars in thousands)

	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Change	Change
Statement of Operations
Sales:
Product revenue, net	$521	—	$521	100%

Cost of goods sold	479	—	479	100%
Gross profit	42	—	42	100%
Operating expenses
General and administrative	5,803	5,611	192	3%
Impairment of long-lived assets	676	—	676	100%
Total operating expenses	6,479	5,611	868	15%
Operating loss	(6,437)	(5,611)	(826)	15%

Non-cash gain on changes in fair value of warrant liabilities	—	114	(114)	(100)%
Non-cash (loss) gain on change in fair value of embedded derivative liability	—	(18)	18	(100)%
Extinguishment of Secured Convertible Note	—	(13)	13	(100)%
Accretion of interest and amortization of discounts on convertible notes	—	(871)	871	(100)%
Other expense, net	(190)	(453)	263	(58)%
Net loss from continuing operations	(6,627)	(6,852)	225	(3)%

Net income from discontinued operations, net of taxes	11,082	841	10,201	1,213%
Net income (loss)	$4,455	$(6,011)	$10,466	(174)%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the nine months ended September 30, 2025 and from the DERMAdoctor Divestiture for the nine months ended September 30, 2024 have been aggregated and reported for each of these periods in the line item titled “Net income from discontinued operations, net of taxes” in the table above. See additional information in Notes 14, “Avenova Asset Divestiture and Bridge Loan;” 15, “PhaseOne Divestiture;” and 16, “DERMAdoctor Divestiture” in Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Total Net Sales and Cost of Goods Sold

Product revenue, net, increased $0.5 million, or 100%, to $0.5 million for the nine months ended September 30, 2025.

Revenue and cost of goods sold recorded during the nine months ended September 30, 2025 was from the Company’s wound care business sold to our Chinese distributor with no comparable order in the nine months ended September 30, 2024.

General and administrative

General and administrative expenses increased $0.2 million, or 3%, to $5.8 million for the nine months ended September 30, 2025, from $5.6 million for the nine months ended September 30, 2024, due primarily to an increase in outside services costs related to non-recurring strategic initiatives, including evaluating and pursuing various strategic options for our Company.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2025, the Company recorded an impairment for right-of-use assets associated with leases of $643 thousand and $33 thousand for fixed assets including leasehold improvements.

Non-cash gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a gain of $0.1 million for the nine months ended September 30, 2024 with no comparable adjustment for the nine months ended September 30, 2025. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants” in the Notes to Unaudited Condensed Consolidated Financial Statements, (unaudited) in Part I, Item 1 of this report.

Non-cash loss on changes in fair value of embedded derivative liability

Adjustments to the fair value of embedded derivative liability resulted in a loss of $18 thousand for the nine months ended September 30, 2024 with no comparable adjustment for the nine months ended September 30, 2025. For additional information regarding the embedded derivative liability and its valuation, please see Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.9 million for the nine months ended September 30, 2024 with no comparable result for the nine months ended September 30, 2025. The 2024 result was primarily from the amortization of discount and issuance cost related to the Secured Convertible Notes issued in May 2023 which were fully repaid in the third quarter of 2024. See Note 3, “Fair Value Measurements” and Note 9, “Convertible Notes” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Other expense, net

Other expense, net was $190 thousand for the nine months ended September 30, 2025 and $0.5 million for the nine months ended September 30, 2024. The higher result in the 2024 period was due to issuance costs incurred for the March 2024 Warrant and the Unsecured Convertible Notes issued in March 2024. See Note 9, “Convertible Notes” and Note 10, “Common Stock Warrants” in the Notes to the Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

We have largely incurred net losses and generated negative cash flows from operations since inception and may incur losses as we pursue our new strategic direction. As of September 30, 2025, our cash and cash equivalents were $2.3 million, compared to $430 thousand as of December 31, 2024. Based on our funds available on September 30, 2025, together with net proceeds from the issuance of the Series E Preferred Stock and October 2025 Pre-Funded Warrants (see Note 19, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report), management believes that the Company’s existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through November 7, 2026; however, as referenced above, the Company is considering adjustments to its strategic direction. As a result of any changes in the Company’s strategic direction, there may be circumstances that cause the Company to adjust its anticipated spending in the near term.

Net Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $6.2 million for the nine months ended September 30, 2025, which consisted primarily of a net loss from continuing operations of $6.6 million, adjusted by depreciation and amortization expenses of $5 thousand, stock-based compensation expenses related to employee and director stock awards of $6 thousand, non-cash right-of-use asset amortization of $0.1 million, non-cash impairment of long-lived assets of $0.7 million, accretion of interest and amortization of debt discounts on convertibles notes of $84 thousand, and a net increase of $0.4 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $5.8 million for the nine months ended September 30, 2024, which consisted primarily of a net loss from continuing operations of $6.0 million, adjusted by depreciation and amortization expenses of $24 thousand, stock-based compensation expenses related to employee and director stock awards of $0.1 million, non-cash expense incurred to obtain consent of Secured Convertible Note holders in connection with the DERMAdoctor Divestiture of $0.4 million, non-cash gain on changes in fair value of warrant liability of $0.1 million, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash loss on modification of warrants of $69 thousand, non-cash right-of-use asset amortization of $254 thousand, accretion of interest and amortization of debt discounts on convertibles notes of $0.9 million, and a net increase of $0.6 million in our net operating assets and liabilities of continuing operations.

Cash Used in Investing Activities, Continuing Operations

Net cash used in investing activities from continuing operations was $2 thousand for the nine months ended September 30, 2024, which consisted of purchases of property and equipment. There was no cash used in, or provided by, investing activities from continuing operations during the nine months ended September 30, 2025.

Cash Used in Financing Activities, Continuing Operations

Net cash used in financing activities from continuing operations was $3.2 million for the nine months ended September 30, 2025, which consisted primarily of $2.0 million in cash payments to repurchase outstanding warrants, a $0.5 million repayment of the Bridge Note, and dividend paid of $4.8 million. Offsetting these payments were $0.9 million in proceeds from warrant exercises and $3.8 million in proceeds from the Lazar Purchase Agreement.

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

Off-Balance Sheet Arrangements

We did not have any “off-balance sheet arrangements” as defined in Item 303(b)(1)(ii)(B) of Regulation S-K at September 30, 2025 or December 31, 2024.

Seasonality

Our NeutroPhase branded product is sold through our distribution partner in China; therefore, we receive periodic large orders that result in large chunks of revenue that are received in irregular intervals.

Contractual Obligations

In the normal course of business, we have historically entered into contracts and commitments that obligate us to make payments in the future and we expect to enter into contracts and commitments on behalf of the Company in connection with our evolving strategic direction. Information regarding our obligations under lease and convertible note arrangements are provided in Notes 7 and 9, respectively, in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at September 30, 2025 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of September 30, 2025 and December 31, 2024, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Based upon that evaluation at September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the current quarter which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of September 30, 2025, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2024 Annual Report.

The Company is supplementing the risk factors previously disclosed in our 2024 Annual Report with the following risk factors.

Risks Related to Our Proposed Strategy Focusing on Assets Within Emerging Decentralized Financial Infrastructure and Network-Based Markets

We are considering shifting a portion of our business strategy by evaluating opportunities within emerging decentralized financial infrastructure and network-based markets, which may include select blockchain based assets and we may be unable to successfully implement this new strategy.

We are considering shifting a portion of our business strategy by evaluating opportunities within emerging decentralized financial infrastructure and network-based markets, which may include select blockchain-based assets, including through staking, restaking, liquid staking and other decentralized finance activities. The Company’s review of such opportunities is preliminary in nature, and there can be no assurance that any particular transaction, investment, or strategic initiative will be pursued or consummated. These evaluations remain subject to ongoing diligence, market conditions, regulatory considerations, and approval by the Board, as appropriate. Any potential activity in this area would be conducted in a manner consistent with the Company’s existing compliance framework and applicable laws and regulations. This strategic shift would require specialized employee skillsets and operational, technical and compliance infrastructure to support stablecoin and related staking activities. This would also require that we implement different security protocols and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including NYSE and the SEC, with respect to the treatment of similar strategies from other public companies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards blockchain-based assets could have a material adverse effect on our business and financial condition.

Our potential shift towards a business strategy focused on emerging decentralized financial infrastructure and blockchain-based assets would require substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our potential shift towards a strategy focused on emerging decentralized financial infrastructure and blockchain-based assets, including staking, restaking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks. They may also require that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the decentralized financial infrastructure and network-based markets ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our strategy, prevent us from realizing positive returns and severely hurt our financial condition.

Adverse changes in the regulatory treatment of blockchain-based assets could materially impair the value and liquidity of our future holdings and negatively impact our business, financial condition, and results of operations going forward.

The legal and regulatory framework governing blockchain-based assets in the United States and in foreign jurisdictions is rapidly evolving and remains highly uncertain. Federal, state, and foreign regulators continue to issue new rules and take enforcement actions that directly or indirectly affect the classification, transferability, custody, and tax treatment of blockchain-based assets. Should any such asset we purchase, or the activities of any party critical to the blockchain ecosystem (including exchanges, validators, or custodians), be deemed to violate securities, commodities, anti-money-laundering, sanctions, consumer-protection, or other applicable laws, we could become subject to significant fines, penalties, registration requirements, trading restrictions, or forced divestiture of such blockchain-based assets. Any such development could cause a precipitous decline in the market price of such assets, impair our ability to monetize or otherwise use our blockchain-based asset treasury, and adversely impact the market price of our securities.

Risks Related to Blockchain-Based Assets

The blockchain-based asset trading platforms on which assets within emerging financial infrastructure and network-based markets trade are relatively new and largely unregulated or may not be complying with existing regulations.

The blockchain-based assets that we are evaluating primarily trade on blockchain-based asset trading platforms and decentralized finance protocols which are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many of these relatively new trading platforms provide the public with information regarding their ownership structure, management teams, private key management, hot/cold storage policies, on-chain activities, capitalization, corporate practices and regulatory compliance, many other relatively new trading platforms do not. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions.

The trading platforms on which the blockchain-based assets that we are evaluating trade may be unpredictable and susceptible to attacks.

Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of blockchain-based assets for fiat currency difficult or impossible. Further, participation in spot markets requires users to take on credit risk by transferring blockchain-based assets from a personal account to a third-party’s account.

Additionally, tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by such trading platforms or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues and the blockchain-based assets that trade on these venues. No trading platform on which blockchain-based assets trade is immune from these risks. The closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in blockchain-based assets and other assets within emerging financial infrastructure and network-based markets and can slow down the mass adoption of it. Further, trading platform failures can have an adverse effect on blockchain-based markets and the price of blockchain-based assets and could therefore have a negative impact on the performance of our Common Stock.

The trading prices of many blockchain-based assets have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in trading prices, could have a material adverse effect on the value of our common stock and the common stock could lose all or substantially all of its value.

The trading prices of many blockchain-based assets have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain blockchain-based assets over the course of 2021, and multiple market observers asserted that blockchain-based assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022. Prices of such blockchain-based assets continued to fluctuate widely throughout 2023 and through this date.

Extreme volatility in the future could have a material adverse effect on the value of our common stock and our common stock could lose all or substantially all of its value. Furthermore, negative perception and a lack of stability and standardized regulation in the blockchain-based economy may reduce confidence in the blockchain-based economy and may result in greater volatility in the price of blockchain-based assets, including a depreciation in value.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2025 Preferred Stock Purchase Agreement

On August 19, 2025, the Company entered into 2025 Preferred Stock Purchase Agreement with David E. Lazar, that provides for the Company to sell in a private placement (i) an aggregate of 481,250 shares of Series D Preferred Stock convertible into an aggregate of 77.0 million shares of Common Stock for $3.85 million and (ii) an aggregate of 268,750 shares of Series E Preferred Stock convertible into an aggregate of 43.0 million shares of Common Stock for an additional $2.15 million.

Simultaneous to entering into the 2025 Preferred Stock Purchase Agreement on August 19, 2025, Mr. Lazar completed the Initial Series D Preferred Purchase. The 2025 Preferred Stock Purchase Agreement provided for the ability of Mr. Lazar to assign, transfer and/or sell his shares of Series D Preferred Stock, Series E Preferred Stock, and/or his right acquire such securities. As further described in Note 19, “Subsequent Events”, on October 9, 2025, Mr. Lazar entered into an agreement to effect such transfer.

Since the Common Stock is currently listed on the NYSE American, and among these requirements are Section 713(a) and (b) of the Company Guide. Section 713(a) of the Company Guide requires stockholder approval in connection with any transaction, other than a public offering, involving the sale, issuance, or potential issuance, of common stock or securities convertible into common stock, equal to 20.0% or more of presently outstanding stock for less than the greater of book or market value. Section 713(b) of the Company Guide requires stockholder approval of a transaction, other than a public offering, involving the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into, or exercisable for, common stock) when the issuance or potential issuance of additional shares may result in a change of control of the issuer. As a result of the significant number of shares of Common Stock that may be issued upon the future conversion of the Series D Preferred Stock and Series E Preferred Stock compared to the currently issued and outstanding shares of Common Stock as provided above, the Company was required to obtain stockholder approval in accordance with the Company Guide Rule 713(a) and Rule 713(b) for Conversion Approval.

Conversion Approval was obtained subsequent to September 30, 2025, on October 16, 2025.

On October 16, 2025, subsequent to September 30, 2025 and the Conversion Approval, the Company completed the sale of 268,750 shares of Series E Preferred Stock at a price of $8.00 per share for aggregate gross proceeds of $2.15 million.

Series E Preferred Stock Closing

The 2025 Preferred Stock Purchase Agreement dated as of August 19, 2025 between the Company and Mr. Lazar provided for the ability of Mr. Lazar to assign, transfer and/or sell his shares of Series D Preferred Stock, Series E Preferred Stock, the shares of Common Stock underlying the Transferred Stock and/or his right acquire such securities (see Note 8, “Financing Activities”). On October 9, 2025, Mr. Lazar tendered his resignation as Chief Executive Officer and a director of NovaBay and entered into a securities purchase agreement with the Purchasers to effect such transfer. Pursuant to the agreement, Mr. Lazar agreed to assign to the Purchasers all of the Seller’s right, title and interest in (i) 441,326 outstanding shares of Series D Preferred Stock and (ii) the rights and obligations to purchase the Transferred Stock and the transactions contemplated by the Lazar Sale, each of which were purchased from the Company by Mr. Lazar pursuant to the 2025 Preferred Stock Purchase Agreement. On October 16, 2025, pursuant to the 2025 Preferred Stock Purchase Agreement, the Company filed the certificate of designations relating to the 2025 Preferred Stock Issuance. Each share of Series E Preferred Stock shall convert at the option of the holder or, otherwise, shall automatically convert 30 business days after the Stockholder Approval, into 160 shares of Common Stock, for an aggregate of 43,000,000 shares of Common Stock.

October 2025 Pre-Funded Warrants

On October 16, 2025, the Company issued and sold the October 2025 Pre-Funded Warrants to purchase an aggregate of 5,405,406 shares of Common Stock, to the Purchasers in two transactions for aggregate gross proceeds of approximately $6.0 million The purchase price was $1.10 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.01 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are exercisable for shares of Common Stock at any time after January 1, 2026, subject to receipt of stockholder approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
3.11	Certificate of Designation for the Series D Preferred Stock	8-K	001-33678	3.1	8/19/2025
3.12	Certificate of Designation for the Series E Preferred Stock	8-K	001-33678	3.1	10/22/2025
3.13	Certificate of Designation for the Series F Preferred Stock	8-K	001-33678	3.3	8/19/2025
3.14	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated October 16, 2025	8-K	001-33678	3.1	10/20/2025
4.1	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.2	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.3	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.4	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.5	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.6	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.7	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.8	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.9	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.10	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.11	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023

4.12	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.13	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.14	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.15	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.16	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.17	Form of October 2025 Pre-Funded Warrant	8-K	001-33678	4.1	10/20/2025
4.18	Amended and Restated Employment Agreement, dated August 19, 2025, by and between the Company and Justin Hall	8-K	001-33678	10.6	8/19/2025
4.19	Employment Agreement, dated August 19, 2025, by and between the Company and Tommy Law	8-K	000-33678	10.7	8/19/2025
4.20	Settlement Agreement and General and Mutual Release, dated August 19, 2025, by and between the Company and Justin Hall	8-K	000-33678	10.8	8/19/2025
4.21	Form of Settlement Agreement and General and Mutual Release with Resigning Non-Employee Directors	8-K	000-33678	10.9	8/19/2025
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: November 7, 2025
	By:	/s/ Michael Kazley
Michael Kazley Chief Executive Officer (principal executive officer)

Date: November 7, 2025
	By:	/s/ Tommy Law
Tommy Law Chief Financial Officer (principal financial officer)