Form 10-K
period 2025-12-31
NovaBay Pharmaceuticals, Inc.
filed 2026-03-19
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of the common stock on June 30, 2025 on the NYSE American, was approximately $3,373,126. This figure excludes an aggregate of 1,123 shares of common stock held by the registrant’s affiliates, including officers and directors, as of June 30, 2025. Exclusion of shares held by any of these affiliates should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.

As of March 16, 2026, there were 26,625,029 shares of the registrant’s common stock outstanding.

NOVABAY PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Unless the context requires otherwise, all references in this annual report to “we,” “our,” “us,” the “Company” and “NovaBay” refer to NovaBay Pharmaceuticals, Inc., a Delaware corporation, and, where applicable, also its former wholly-owned subsidiary, DERMAdoctor, LLC, a Missouri limited liability company (“DERMAdoctor”).

The Company previously owned live trademark registrations in the U.S., as well as trademark registrations and pending applications in many other countries internationally. We sold our primary trademark, “Avenova®”, to PRN Physician Recommended Nutriceuticals, LLC, a Delaware limited liability company, effective on January 17, 2025. We sold our “PhaseOne®” and “NeutroPhase®” U.S. trademarks to Phase One Health LLC, a Tennessee limited liability company, effective on January 8, 2025. The “DERMAdoctor®” trademark is held directly by our former wholly-owned subsidiary DERMAdoctor.

Subsequent to December 31, 2025, on February 20, 2026, we effected a 1-for-5 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this annual report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management's current expectations, assumptions, estimates, projections and beliefs and on information currently available to our management. Forward-looking statements are predictions based on expectations and projections about future events, are not statements of historical fact, and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different and adverse from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements and related risks, uncertainties, factors and assumptions include, but are not limited to statements regarding: our business plan and strategy after completing the Avenova Asset Divestiture (as defined below) and PhaseOne Divestiture (as defined below), pursuing other strategic alternatives, our anticipated expenses and capital requirements, the expected timing of, our ability to complete, and impact of the other strategic alternatives. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” and similar expressions intended to identify forward-looking statements. No representations or warranties (expressed or implied) are made about the accuracy of any such forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible to predict all risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A of this annual report, and in cautionary language contained elsewhere in this annual report. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements in this annual report. You should read this annual report and the documents that we reference and have filed as exhibits thoroughly and with the understanding that forward-looking statements represent our management’s beliefs, expectations and assumptions only as of the date of this annual report and our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly after the date of this annual report.

PART I

ITEM 1.	BUSINESS

Overview

We have undergone significant changes to our business and operations as a result of a series of completed transactions summarized below and discussed in further detail under the next section titled “Recent Developments” below. As a result of these transactions, we have significantly reduced our legacy pharmaceutical business operations and have adopted a new strategic direction as a business, shifting to a capital allocation strategy that focuses on acquiring digital assets that provide exposure to economic participation within open digital financial networks.

We were historically focused on the development and sale of scientifically-created and clinically-proven eyecare, wound care, and skin care products. In the past year, we completed a comprehensive realignment of our business. We have adopted a capital allocation strategy focused on acquiring digital assets that provide exposure to economic participation within open digital financial networks.

On January 16, 2026, we completed a private placement of pre-funded warrants to purchase an aggregate of 167,539,227 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”) in exchange for $25 million of cash and an aggregate of approximately $112.4 million in SKY tokens and stablecoins (the “Private Placement”). The proceeds from the Private Placement and any future cash raise will be used to support a multi-year capital allocation strategy focused on acquiring and holding a portfolio of select digital assets that exhibit revenue-generating characteristics, consistent with our operating and risk framework, with SKY token (“SKY”), protocol token of the decentralized Sky network, being the only currently approved asset.

Our approach anticipates that we may:

●	Hold digital assets, including SKY, for extended periods as long-term positions intended to participate in protocol-level economics and potential capital appreciation;
●	Periodically monetize a portion of holdings for general corporate purposes, including to manage tax positions in accordance with applicable law;
●	Evaluate opportunities to generate liquidity or financing that reference or are collateralized by assets held by the Company, including SKY; and
●	Continue to invest in internal capabilities and third-party relationships necessary to transact, settle, account for, and safeguard SKY.

The execution and scope of this strategy are subject to prevailing market conditions, risk limits established by our Digital Asset Strategy Advisory Committee, the availability of suitable commercial opportunities, and regulatory, legal and tax considerations.

Initial Digital Asset Holdings - SKY

Our Digital Asset Strategy Advisory Committee has set a primary strategic objective to use all available cash to strategically acquire SKY. As of the closing of the Private Placement, we held an aggregate of approximately 943.6 million SKY. SKY can be acquired, transferred, and held through digital wallets that rely on public/private key pairs, and it may be exchanged on trading venues that support SKY pairs against fiat currencies or other digital assets. The Sky network (also referred to herein as the “Sky Protocol”) is a decentralized protocol developed around the USDS stablecoin that is managed by Sky ecosystem governance. It is a non-custodial, blockchain-based software protocol consisting of open-source, self-executing, autonomous smart contracts that are currently deployed on the Ethereum blockchain. There are two tokens that are native to the Sky Protocol. The first is the USDS stablecoin, which is a collateral-backed token designed to maintain a soft-peg to the US dollar. The second is the SKY token, which is the protocol token of the decentralized Sky ecosystem.

SKY is the initial and sole digital asset approved by the Digital Asset Strategy Advisory Committee as of the date of this filing; however, the Company’s strategy contemplates evaluating additional digital assets over time that meet similar economic and risk criteria. Changes to the investment strategy to acquire new assets or to pursue other growth strategies will require the completion of the following process. Our Digital Asset Strategy Advisory Committee, consisting of Michael Kazley and at least one other advisor, must first approve and the investors in the Private Placement must consent to such change. The Digital Asset Strategy Advisory Committee will then recommend to the Board of Directors the change in strategy for its approval.

The price of SKY is determined in network-based markets by supply and demand among market participants, including individuals, institutions, market makers, and custodial service providers. Liquidity, spreads, and volumes vary by venue and geography. Prices may be volatile due to factors including protocol changes, market sentiment, macroeconomic conditions, third-party platform events, and broader digital asset market dynamics.

Unlike many digital assets that rely on inflationary issuance to incentivize participation, SKY derives its economic characteristics from protocol-generated revenues associated with stablecoin issuance, collateralized lending, and other on-chain financial services. Protocol surplus may be allocated to SKY holders through mechanisms such as staking distributions and systematic token buybacks, subject to governance-approved parameters and network conditions.

Industry Participants and Ecosystem

The SKY ecosystem includes open-source developers, node operators, wallet providers, custodians, trading venues, market makers, data and analytics providers, payment facilitators, and software and hardware vendors. The breadth, maturity, and reliability of third-party services may affect liquidity, price discovery, and operational resilience. As adoption evolves, we expect service availability to change, including execution, clearing arrangements, and enterprise-grade integration tools.

Custody and Safeguarding of SKY

Overview of Custodial Arrangements

We hold substantially all of our SKY in custody accounts with U.S.-based service providers that have demonstrated records of regulatory compliance and information security. Our current custodial and infrastructure service providers currently are Fireblocks, Inc. (“Fireblocks”) and Payward Financial, Inc. (“Kraken”).

Fireblocks is a Delaware corporation that provides us with a software-as-a-service platform that gives us the ability to securely store, manage and administer our digital assets through one or more administrative "workspaces" that we control directly on various blockchains. Fireblocks provides wallet infrastructure and key management technology but does not act as a custodian or hold our digital assets in trust. Kraken is a Wyoming Special Purpose Depository Institution (“SPDI”) that provides institutional digital asset custody services. We have established custody capabilities with Kraken under our Prime Broker Agreement with the Payward entities, which permits Kraken to hold digital assets in trust for our benefit pursuant to Wyoming law.

As of the date of this filing, our SKY tokens are maintained in wallets administered through the Fireblocks platform. However, we maintain the ability to custody digital assets with Kraken and may reallocate assets among service providers from time to time.

The primary counterparty risk we are exposed to with respect to our SKY relates to these service providers’ performance of their obligations under our custody and platform agreements. We hold our SKY across multiple service providers to diversify our exposure to any single provider. Our contracts do not restrict our ability to reallocate SKY among providers, and our SKY holdings may be concentrated with a single provider from time to time.

Given the significant amount of SKY we hold, we continually evaluate and seek to engage additional digital asset custodians and infrastructure providers to further diversify risk. We may also, in the future, discontinue or change the use of one or more third-party service providers or utilize alternative custody arrangements, including self-custody. Under our agreements, each of Kraken and Fireblocks may engage third-party service providers, affiliates, or subcontractors to assist in performing their respective obligations. None of our service providers are related parties of the Company.

In addition to these custodial arrangements, the Company may utilize non-custodial or third-party Web3 wallets and infrastructure, including institutional-grade transaction and security platforms, to facilitate protocol participation, staking, governance, or other interactions with decentralized applications. Assets held in such wallets are generally limited to amounts necessary for operational or transactional purposes and are subject to internal controls, segregation of duties, and risk management policies designed to mitigate loss.

Custodian Selection, Security Practices and Liability Limitations

We carefully select our service providers through a due diligence process designed to assess their operational capabilities, security controls and regulatory posture. In evaluating service providers, we consider whether they can demonstrate, among other things:

●	Segregation of our assets on-chain or in omnibus arrangements with books-and-records sub-accounting;
●

Secure private key management, including vault-based custody, multi-party computation (“MPC”) or proprietary cryptography and hardware-based storage, multi-factor authorization, and role-based access controls;

●	Contractual liability provisions for failure to safeguard assets, subject to negotiated limitations;
●	Information security and operational safeguards; and
●	Rights to review or obtain third-party control attestations and to perform additional diligence as market conditions warrant.

Our custodial and platform agreements employ distinct approaches to key management. Under our agreement with Kraken, all supported digital assets are stored using proprietary cryptography and hardware storage. Under our agreement with Fireblocks, digital assets are managed through a vault system in which cryptographic key shares are split between our devices and Fireblocks' infrastructure, and we have engaged a third-party disaster recovery service provider, Station70, to facilitate key recovery in the event of loss or compromise. Both approaches are intended to mitigate risks associated with internet connectivity, including unauthorized access and cyberattacks.

We negotiate contractual liability provisions with each of our service providers, the key terms of which differ as described below.

Under our agreement with Kraken, the Prime Broker is required to use reasonable care to keep in safe custody all custodied digital assets for the benefit of and on behalf of the Company. Except in the case of gross negligence, willful misconduct or fraud, the total aggregate liability of Kraken for custodial services is capped at the greater of (A) the fair market value of the custodied digital assets at the time the events giving rise to the liability occurred and (B) the fair market value of the custodied digital assets at the time the Company has actual knowledge of the events giving rise to the liability. Kraken will not be liable for indirect, incidental, special or consequential damages, except in the case of willful misconduct or fraud.

Under our agreement with Fireblocks, Fireblocks warrants that the platform will perform materially in accordance with applicable documentation and that it will use commercially reasonable efforts to ensure the platform does not introduce malicious code into our systems. Fireblocks' maximum aggregate liability is capped at the total fees paid to Fireblocks under the applicable order form in the twelve (12) months immediately preceding the event giving rise to the claim, except for our misappropriation or other violation of Fireblocks' intellectual property rights. Neither party is liable for indirect, incidental, special, punitive or consequential damages, or any loss of revenue, reputation, or profits, data, or data use, except in the case of our misappropriation of Fireblocks' intellectual property.

Ongoing Monitoring

We conduct ongoing monitoring of our service providers throughout each engagement, which includes:

●

obtaining and reviewing available third-party certifications and audit reports, including Services Organization Controls (“SOC”) Type 2 and ISO 27001 reports maintained by Fireblocks and records maintained by Kraken;

●	exercising contractual rights to review relevant internal controls, including through audit rights; and
●	performing supplemental due diligence reviews annually or more often when warranted by market conditions or other circumstances.

Insolvency and Legal Protections

Based on existing law and the terms and conditions of our contractual arrangements with our service providers, we believe that our SKY would not be considered part of a service provider's bankruptcy estate were one or more of our service providers to enter bankruptcy, receivership, or similar insolvency proceedings. However, legal precedent regarding the treatment of digital assets in insolvency proceedings remains limited and evolving, and no assurance can be provided that a court would reach a conclusion consistent with our belief.

We also utilize affiliated or vetted third-party execution providers for SKY acquisitions and dispositions, leveraging custodian connectivity and settlement rails. Notwithstanding these controls, risks of loss due to cyber incidents, operational failures, insolvency, or legal uncertainty remain. See “Risk Factors—Risks Related to Our Blockchain-Based Strategy” below.

Considerations of Holding SKY

We believe that long-term ownership of digital assets, including SKY, can provide exposure to blockchain-based financial infrastructure that enables peer-to-peer settlement and programmability without reliance on a central operator. We also believe that such exposure can offer participation in protocol-level economics if adoption of the Sky Protocol, tooling, and ecosystem services expands. However, this strategy also contains risk, and we will continue to monitor and adjust our strategy for the impact of volatility, technology, operational, and governance risks inherent to open-source networks, market structure risks, and evolving and overlapping regulatory frameworks across jurisdictions that may affect trading venues, custodians, and enterprise access to services. We weigh these factors against our liquidity needs, risk appetite, and regulatory obligations in determining the scope and cadence of any future acquisitions or dispositions.

2025 Financing Transactions

2025 Preferred Stock Purchase Agreement

On August 19, 2025, the Company entered into a preferred stock purchase agreement (the “2025 Preferred Stock Purchase Agreement”) with David E. Lazar, that provides for the Company to sell in a private placement (i) an aggregate of 481,250 shares of Series D Preferred Stock convertible into an aggregate of 15.4 million shares of Common Stock for $3.85 million and (ii) an aggregate of 268,750 shares of Series E Preferred Stock convertible into an aggregate of 8.6 million shares of Common Stock for an additional $2.15 million.

Simultaneous to entering into the 2025 Preferred Stock Purchase Agreement on August 19, 2025, Mr. Lazar completed the Initial Series D Preferred Purchase. The 2025 Preferred Stock Purchase Agreement provided for the ability of Mr. Lazar to assign, transfer and/or sell his shares of Series D Preferred Stock, Series E Preferred Stock, the shares of Common Stock underlying the Transferred Stock and/or his right to acquire such securities. On October 9, 2025, Mr. Lazar tendered his resignation as Chief Executive Officer and a director of NovaBay and entered into a securities purchase agreement with R01 Fund LP (“R01”) and Framework Ventures IV L.P. (“Framework” and, together with R01, the “Lazar Purchasers”) to effect such transfer. Pursuant to the agreement, Mr. Lazar agreed to assign to the Lazar Purchasers all of Mr. Lazar’s right, title and interest in (i) 441,326 outstanding shares of Series D Preferred Stock and (ii) the rights and obligations to purchase the Transferred Stock and the transactions contemplated by the Lazar sale, each of which were purchased from the Company by Mr. Lazar pursuant to the 2025 Preferred Stock Purchase Agreement.

Since the Common Stock is currently listed on the NYSE American, LLC (“NYSE American”), the Company is subject to the requirements of that exchange. Among these requirements are Section 713(a) and (b) of the Company Guide (the “Company Guide”). Section 713(a) of the Company Guide requires stockholder approval in connection with any transaction, other than a public offering, involving the sale, issuance, or potential issuance, of common stock or securities convertible into common stock, equal to 20.0% or more of presently outstanding stock for less than the greater of book or market value. Section 713(b) of the Company Guide requires stockholder approval of a transaction, other than a public offering, involving the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into, or exercisable for, common stock) when the issuance or potential issuance of additional shares may result in a change of control of the issuer. As a result of the significant number of shares of Common Stock that may be issued upon the future conversion of the Series D Preferred Stock and Series E Preferred Stock compared to the currently issued and outstanding shares of Common Stock as provided above, the Company was required to obtain stockholder approval in accordance with the Company Guide Rule 713(a) and Rule 713(b) for conversion approval. Conversion approval was obtained on October 16, 2025.

On October 16, 2025, subsequent to the conversion approval, each share of Series D Preferred Stock automatically converted into 32 shares of Common Stock or an aggregate of 15.4 million shares of Common Stock. As of December 31, 2025, no shares of Series D Preferred Stock remained outstanding.

On October 16, 2025, subsequent to the conversion approval, pursuant to the 2025 Preferred Stock Purchase Agreement, the Company filed the certificate of designations relating to the 2025 Preferred Stock Issuance and completed the sale of 268,750 shares of Series E Preferred Stock at a price of $8.00 per share for aggregate gross proceeds of $2.15 million. On October 21, 2025, at the option of the Purchasers, all 268,750 shares of Series E Preferred Stock were converted into 8.6 million shares of Common Stock. As of December 31, 2025, no shares of Series E Preferred Stock remained outstanding.

2025 Warrant Exchange and Issuance of Series F Preferred Stock

On August 19, 2025, simultaneous with the signing of the 2025 Preferred Stock Purchase Agreement, the Company entered into warrant exchange agreements (the “Series F Agreements”) with each of Anson Investments Master Fund LP, Hudson Bay Capital Management LP and Armistice Capital, LLC (collectively, the “Series F Holders”). The Series F Agreements provide for the irrevocable surrender and cancellation of all warrants beneficially owned by the Series F Holders, in exchange for the Company issuing (i) an aggregate of 1,986,568 shares of Series F Preferred Stock and (ii) an aggregate cash payment of $525 thousand to the Series F Holders. Warrants exercisable for an aggregate of 397,657 shares of Common Stock were surrendered and cancelled in conjunction with the Series F Agreements. The Series F Agreements also include a “most favored nations” provision that would increase the amount paid to the Series F Holders if, after the effective date of the Series F Agreements, another holder of the Company’s Common Stock purchase warrants receives a higher amount per underlying warrant; except that this provision shall not apply to (i) settlements with retail investor warrant holders that (1) individually is less than or equal to six and thirty hundredths percent (6.30%) of a Series F Holder’s total warrants outstanding or (2) in the aggregate is less than or equal to twelve and seventy hundredths percent (12.70%) of a Series F Holder’s total warrants outstanding or (ii) prior warrant settlements by the Company.

Because the carrying value of the Common Stock warrants cancelled in conjunction with the Series F Agreements exceeded the total cash payment made and book value of the Series F Preferred Stock issued, the Company recorded a deemed capital contribution of $433 thousand upon entering the Series F Agreements.

October 2025 Pre-Funded Warrant Transactions

On October 16, 2025, the Company issued and sold pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase an aggregate of 1,081,082 shares of Common Stock, to R01 and Framework in two transactions for aggregate net proceeds of approximately $5.9 million. The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are freely exercisable for shares of Common Stock upon the receipt of stockholder approval at the March 12, 2026 special meeting of stockholders.

Recent Developments

January 2026 Private Placement

On January 16, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with each of R01, Framework, Tether Investments, S.A. de C.V. (“Tether”) and Sky Frontier Foundation (“Sky Frontier Foundation” and together with R01, Framework and Tether, the “Purchasers”). Pursuant to the SPA, the Company issued and sold pre-funded warrants (the “2026 Pre-Funded Warrants”) to purchase an aggregate of 167,539,227 shares of Common Stock for aggregate gross proceeds of approximately $137.4 million, reflecting the agreed-upon value of the consideration used to determine the number of pre-funded warrants issued under the SPA. The purchase price was $0.85 per 2026 Pre-Funded Warrant, and the 2026 Pre-Funded Warrants are exercisable for shares of Common Stock at an exercise price of $0.05 per underlying share of Common Stock, on a tiered basis, with 20% of the 2026 Pre-Funded Warrants becoming exercisable 6 months after execution of the SPA, 30% of the 2026 Pre-Funded Warrants becoming exercisable 9 months after execution of the SPA and the remaining 50% of the 2026 Pre-Funded Warrants becoming exercisable 12 months after execution of the SPA, upon the receipt of stockholder approval at the March 12, 2026 special meeting of stockholders.

The consideration received consisted of $25.0 million in cash, 35.0 million USDT and 16.0 million USDS stablecoins (with an aggregate value of approximately $51.0 million), and 943,599,690 SKY tokens (with an aggregate value of approximately $61.4 million). The aggregate value of the stablecoins and SKY tokens was determined based on their approximate respective fair values as of the closing date of the placement. The aggregate fair value of the consideration received at closing exceeded the stated gross proceeds under the SPA by approximately $3.4 million.

The SPA grants to each of the Purchasers a consent right over any material amendment, modification, addition, revocation, or change to the Company’s Digital Asset Strategy for a period of twenty-four (24) months from the date the SPA was executed, as long as a Purchaser holds at least fifty percent (50%) of the aggregate number of 2026 Pre-Funded Warrants and/or shares of Common Stock as originally purchased by such Purchaser pursuant to the SPA.

In connection with the SPA, on January 16, 2026, the Company and the Purchasers entered into an Investors’ Rights Agreement (the “IRA”), pursuant to which, among other things, the Company agreed to provide the Purchasers with customary demand rights for their shares of Common Stock underlying the Pre-Funded Warrants and customary piggyback registration rights, as well as certain nomination rights for R01, Framework and Sky Frontier Foundation.

The IRA grants to each of R01, Framework and Sky Frontier Foundation the right to nominate one (1) individual for election to the Board of Directors (the “Nomination Rights”). If any of the parties receiving Nomination Rights cease to beneficially own at least five percent (5%) of the outstanding shares of the Company’s Common Stock, their individual Nomination Rights will terminate.

At-The-Market Offering

On January 20, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through or to Virtu as its sales agent or principal. Sales of Common Stock through Virtu, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange or any other existing trading market for the Common Stock. Virtu will use commercially reasonable efforts to sell Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Virtu a commission of up to 2.0% of the gross proceeds from any sale of Common Stock sold through Virtu under the Sales Agreement. The Company has also provided Virtu with customary indemnification rights.

The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The Sales Agreement may be terminated by either party under specified circumstances, including material adverse changes affecting the Company or the financial markets, suspension of trading, or by notice from either party.

See also Notes 7, “Financing Activities;” 9, “Common Stock Warrants and Warrant Liabilities,” 10, “Stockholders’ Deficit,” and 17, “Subsequent Events” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Legacy Wound Care and Eyecare Business

Prior to adopting our digital asset treasury strategy, the Company operated as a pharmaceutical company focused on eyecare and wound care products.

Avenova Asset Divestiture

On January 17, 2025, we completed the sale of our eyecare products sold under the Avenova brand and related assets (the “Avenova Assets”) to PRN Physician Recommended Nutriceuticals, LLC (“PRN”), which constituted the sale of substantially all of our then revenue-generating and operating assets (the “Avenova Asset Divestiture”). The Avenova Asset Divestiture was consummated pursuant to the Asset Purchase Agreement, dated September 19, 2024, as amended. The final purchase price received by the Company was approximately $10.6 million, net of adjustments. For additional information regarding the Avenova Asset Divestiture, please see Note 13, “Avenova Asset Divestiture and Bridge Loan” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

PhaseOne Divestiture

On January 8, 2025, we completed the sale of our wound care product trademarks, including NeutroPhase, PhaseOne and OmniPhase, and related inventory to Phase One Health LLC (the “PhaseOne Divestiture”). Following the PhaseOne Divestiture, our legacy wound care business has been significantly reduced.

Exit of the China NeutroPhase Product Line

Following the PhaseOne Divestiture, the Company continued to manufacture wound care products domestically in the United States for export to China through its distribution relationship with Chongqing Pioneer Pharma Holdings Limited (“Pioneer”). In October 2025, as part of our strategic shift to operate as a digital asset treasury company, we made a decision to exit our involvement in the China NeutroPhase product line, which represented our remaining legacy wound care activity. We may continue limited production and sales to Pioneer during a transition period as we wind down this activity.

The Company is incorporated under the laws of the State of Delaware.

Discontinued Operations

The historical financial results of the divested businesses outlined above are reflected as discontinued operations in the Consolidated Financial Statements included in this annual report. See Notes 13, “Avenova Asset Divestiture and Bridge Loan,” 14 “PhaseOne Divestiture”, 15, “DERMAdoctor Divestiture” and 16, “Summary of Discontinued Operations” to the Consolidated Financial Statements in Part II, Item 8 of this annual report for additional details.

Customers, Manufacturing and Suppliers

In connection with the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations. Information for customers, manufacturing and suppliers associated with the Company’s former businesses can be found in our prior filings with the SEC.

Intellectual Property

In connection with the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary trademarks, trade secrets and know-how. Prior to completing each of these transactions, we sought to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how and technological innovation to operate, without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We relied on and used reasonable business activities to protect trade secrets, such as confidentiality/invention rights agreements with employees, confidentiality agreements with manufacturers, proprietary expertise and product formulations, continuing innovation efforts and techniques, and other know-how to develop and maintain a competitive position.

Research and Development

The completion of the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture have all had a substantial impact on our Research and Development, as our business and operations have been significantly reduced. As a result, we are currently not conducting research and development. A majority of previous research and development activities were focused on compliance with ongoing regulatory and maintenance requirements related to our former products.

Seasonality

In connection with the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture, the Company disposed of its primary commercial operations.Additional information about these and our former Avenova Asset, PhaseOne and DERMAdoctor customers, product manufacturing and suppliers can be found in our prior filings with the SEC.

Our Capital Requirements

To help address our needs for liquidity and capital to fund our operations in 2025, we completed a series of financing transactions in 2025, as described above in “2025 Financing Transactions,” which resulted in our Company raising approximately $12.0 million in gross proceeds. Subsequently, the Company completed an additional financing transaction in January 2026, in which it raised approximately $137.4 million and which is described in the section entitled “Recent Developments” above.

As a result of the completion of the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture, our business and operating expenses have significantly changed. Accordingly, based on funds available as of December 31, 2025, aggregate gross cash proceeds of approximately $25.0 million from the January 2026 Private Placement, net cash generated from the conversion of all of the stablecoins received in the January 2026 Private Placement into U.S. dollars, and $13.5 million in gross cash proceeds from issuances under the 2026 ATM Program between January 20, 2026 and March 16, 2026, management believes that the Company’s existing cash and cash equivalents will be sufficient to fund its planned operating expenses at least through March 19, 2027.

All the stablecoins received in the January 2026 Private Placement were converted into U.S. dollars to support operating liquidity, and a significant portion was deployed to acquire additional SKY tokens. Subsequent to the January 2026 Private Placement and through March 16, 2026, the Company deployed approximately $70.7 million in cash to acquire approximately 1.1 billion SKY tokens.

Governmental, Regulatory, and Accounting Considerations

The legal and regulatory landscape applicable to blockchain-based networks and network-native units like SKY continues to evolve in the United States and internationally. Multiple regulators have asserted jurisdiction over aspects of digital asset markets, including anti-money laundering compliance, market integrity and manipulation, consumer protection, tax reporting, commodities and derivatives regulation, and sanctions. Regulatory actions affecting trading venues, custodians, or other service providers could impair access, liquidity, or pricing for SKY. We monitor developments and adjust our counterparties, controls, and policies accordingly.

Digital assets held by the Company will be subject to evolving accounting standards, and changes in market value and protocol participation may result in volatility in the Company’s financial results.

The completion of the Avenova Asset Divestiture, the PhaseOne Divestiture and the DERMAdoctor Divestiture and our decision to exit our involvement in the China NeutroPhase product line have had and will continue to have a substantial impact on the government regulations that we are subject to. We were previously subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries prior to these transactions. As a result of our significantly reduced business and operations, which primarily consist of the manufacture and supply of our wound care products to fulfill a contractual obligation that has since been completed, as well as limited manufacturing on an as-needed basis for a short period for our distribution partner in China, we are subject to substantially less government regulation. Additional information about these regulations can be found in our prior filings with the SEC.

Human Capital

As of December 31, 2025, on a consolidated basis, we had a total of 4 employees, 2 of whom were full-time employees and 2 who were part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our principal executive office is located in Emeryville, California. We are party to an Office Lease (the “Lease”), dated August 24, 2016, as subsequently amended on January 24, 2022, pursuant to which we lease approximately 7,675 rentable square feet of real property located on the eleventh floor (Suite 1150) at 2000 Powell Street, Emeryville, California 94608 from KBSIII Towers at Emeryville, LLC (the “Landlord”), for our principal executive offices. The expiration date of the Lease is July 31, 2027, unless terminated earlier pursuant to the provisions of the Lease. Prior to completing the Avenova Asset Divestiture, our office and administration facilities were suitable and adequate for our then current operations and purpose. As a result of our significantly reduced business and operations, we are currently exploring options to reduce the costs of the Lease, which will include subleasing the office space that will be subject to the Landlord’s approval.

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

Our Company is subject to a number of risks, the most important of which are discussed below. You should consider carefully the following risks in addition to the other information contained in this annual report and our other filings with the SEC (including the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 10, 2026 (as may be supplemented, the “Special Meeting Proxy Statement”)) before deciding to buy, sell or hold our common stock. If any of the following risks actually occur, our business plan, financial condition and the market price of our common stock could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing our Company, but those that we consider to be material. These risks and uncertainties take into account our recently adopted blockchain-based strategy under the heading “Risks related to Our Blockchain-Based Strategy,” as well as the completed Avenova Asset Divestiture and the PhaseOne Divestiture under the heading “Risks Relating to Our Business.” Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our blockchain-based strategy, our business, or ownership of our common stock. It is important to note that our past financial performance will not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Please also read carefully the section in this annual report above entitled “Special Note Regarding Forward-Looking Statements.”

Risk Factor Summary

The principal risks that could materially and adversely affect us include, among others, the following:

Risks Related to Our Blockchain-Based Strategy:

●	We have adopted a blockchain-based asset strategy with a focus on SKY, and we may be unable to successfully implement this new strategy.
●	The Sky network (or Sky Protocol) involves significant risks that we are unable to control.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our SKY holdings and activities.
●

SKY’s status as an asset that may potentially be deemed to be offered and sold as a “security” in any relevant jurisdiction, as well as the status of SKY-related products and services that we may engage in, including staking and other protocol participation activities, is subject to regulatory uncertainty.

●

Regulatory uncertainty surrounding blockchain-based assets within emerging financial infrastructure and network-based markets, including potential classification as securities and the risk of investment company status, could adversely affect our business, financial condition, and results of operations.

●	We face risks relating to the use of third-party trading platforms in connection with our SKY-focused strategy.
●

Our financial results and the market price of our common stock may be affected by the prices of the assets held by us, and evolving accounting standards may increase earnings volatility and reporting complexity.

●	A cyberattack or other malicious attack on the SKY Protocol could have a material impact on the value of SKY held by the Company.
●	We face risks relating to the custody of our SKY tokens.
●	Decentralized finance arrangements may expose us to risks.
●	Our SKY strategy exposes us to risk of non-performance by counterparties.
●	Our ability to generate income from our blockchain-based asset holdings is subject to significant uncertainty.
●	Political or economic crises may motivate large-scale sales of blockchain-based assets.
●	Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.
●	SKY can be subject to extreme price volatility, and declines in its value could materially and adversely affect our financial condition.
●	Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.
●	The reliance on open-source code by blockchain-based asset networks exposes us to risks related to competitive networks and products built on such code.
●	There are risks relating to USDS and the acceptance of stablecoins as a payment method.
●	The emergence or growth of other digital assets could have a negative impact on the price of SKY and adversely impact our business.
●	Stablecoins such as USDS face significant competitive and regulatory challenges.
●	If interest rates rise or other opportunities in external DeFi protocol or traditional finance become more attractive, our digital asset strategy may underperform or become unsustainable.
●	The Company’s digital asset holdings may not be able to serve as a source of liquidity.
●	Taxation of blockchain-based assets is complex and evolving.
●	Our blockchain-based asset strategy business model has multiple layers of corporate finance risks.
●	Our blockchain-based asset treasury strategy and any decision to hold blockchain-based assets may increase our exposure to market volatility and potential uninsured losses.
●

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues experience greater risk of fraud, market manipulation and other deceptive marketing practices, as well as security failures or regulatory or operational problems than trading venues for more established asset classes.

●	The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.
●	The concentration of our blockchain-based asset holdings enhances the risks inherent in our treasury strategy.
●	Investors in our January 2026 Private Placement have certain consent rights that may influence our Digital Asset Strategy.

Risks Relating to Our Business:

●	Our quarterly operating results, revenues, and expenses may fluctuate significantly.
●	Significant disruptions of information technology systems or breaches of information security could adversely affect our businesses.
●

If we fail to fully comply with privacy and data protection laws and regulations, we could incur significant civil and criminal penalties and liabilities, suffer reputational damage, and adverse publicity.

●

Employee or agent misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

●	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.
●	Business disruptions could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock.
●

If we are unable to recruit or retain skilled personnel, or if we lose the services of our current leadership, our business, operating results, and financial condition could be materially adversely affected.

●	We may be unable to raise additional capital when needed or on acceptable terms, and future financings may be highly dilutive.
●	We no longer have a significant revenue generating wound care business.
●

We remain liable for claims, expenses and contingent liabilities that may arise related to our business operations prior to the completion of the Avenova Asset Divestiture and the PhaseOne Divestiture.

●	We may be subject to litigation, which is expensive and could divert our attention.

Risks Relating to Owning Our Common Stock

●	The price of our common stock may fluctuate substantially, which may result in losses to our stockholders.
●	Provisions of our charter, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.
●

Offers of new securities or availability for sale of a substantial number of shares of our common stock may cause the price of our publicly traded securities to decline, and our common stock may trade at a discount to our net asset value.

●	We are subject to the continued listing standards of the NYSE American.
●	We may issue additional shares of equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Our stockholders may experience significant dilution as a result of the potential exercise of outstanding pre-funded warrants.
●	We do not expect to pay dividends or repurchase stock in the future.
●	Changes in our senior executive management team could adversely affect our ability to operate our business.

The summary above is qualified in its entirety by the more complete risk factors set forth below.

Risks Related to Our Blockchain-Based Strategy

We have adopted a blockchain-based asset strategy with a focus on SKY, and we may be unable to successfully implement this new strategy.

We have adopted a blockchain-based asset acquisition strategy primarily dedicated to SKY, including staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate SKY-related activities at the scale or profitability currently anticipated. This also requires that we implement different security protocols. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards SKY could have a material adverse effect on our business and financial condition.

The Sky network (or Sky Protocol) involves significant risks that we are unable to control.

The Sky Protocol (formerly known as MakerDAO) is a decentralized protocol developed around the USDS stablecoin that is managed by Sky ecosystem governance. It is a non-custodial, blockchain-based software protocol consisting of open-source, self-executing, autonomous smart contracts that are currently deployed on the Ethereum blockchain.

USDS is the native stablecoin of the Sky Protocol. USDS was introduced in late 2024 as an upgraded version of the DAI stablecoin. USDS is intended to maintain a soft 1:1 reference value relative to the U.S. dollar by maintaining collateral within the ecosystem through protocol-defined economic mechanisms and market-based incentives. In particular, users generate USDS by depositing approved collateral (e.g., ETH) into Sky Protocol “vaults” and borrowing USDS against it. Each vault has a minimum collateralization ratio to help ensure the borrowed USDS is excessively backed by the collateral’s USD value. If the collateral value falls below the threshold, an automatic liquidation is triggered: the collateral is sold to repay USDS, aiming to prevent under-collateralization. This mechanism is intended to keep USDS properly backed at all times and helps maintain the peg.

The value and utility of SKY and USDS are highly dependent on the performance, stability and continued adoption of the Sky Protocol, which is subject to significant technical, market, governance, regulatory and operational risks. The Sky Protocol is a complex, evolving digital asset protocol involving smart contracts, on-chain governance, algorithmic and market-based mechanisms, third-party integrations and decentralized infrastructure. Any failure, disruption or degradation of this ecosystem could materially and adversely affect the value, liquidity and functionality of SKY, USDS and any products or services built on the protocol. Exploitation of such weaknesses could result in the loss of user funds, disruption of protocol operations, unintended issuance or destruction of USDS, incorrect liquidations, or other outcomes that could materially impair the ecosystem and reduce confidence in SKY and USDS.

USDS is designed to maintain a stable value relative to the U.S. dollar through collateralization, protocol incentives, liquidation mechanisms and market participation. These mechanisms may fail to operate as intended during periods of extreme market volatility, rapid changes in collateral valuations, liquidity shortages, system congestion, governance delays, or sustained market stress. If confidence in USDS declines or redemptions exceed available liquidity, USDS may trade at a significant discount to its intended peg. Any prolonged or material de-pegging event could trigger a loss of confidence in the Sky ecosystem and materially impair the value and adoption of both USDS and SKY, which would have a material adverse effect on the value of the Company’s holdings.

USDS is backed by digital asset collateral whose market values may decline rapidly and unpredictably. Sharp declines in collateral prices may cause collateralization ratios to fall below required thresholds, triggering large-scale liquidations. Liquidations executed during periods of illiquidity or market stress may fail to recover sufficient value to support the outstanding USDS supply, potentially resulting in losses to the protocol and contributing to a de-pegging of USDS. The protocol’s ability to maintain the stability of USDS and support market activity depends on the availability of sufficient on-chain and off-chain liquidity. During periods of heightened volatility or market disruption, liquidity may evaporate, impairing redemptions, liquidations, collateral conversions and price discovery. Insufficient liquidity could exacerbate losses, contribute to prolonged de-pegging of USDS and undermine confidence in the ecosystem.

Governance of the Sky Protocol is conducted through ownership and voting of SKY. A small number of holders may control a substantial portion of the voting power, allowing them to exert significant influence over protocol parameters, economic incentives, risk management policies, collateral types, interest rates and other core functions. Governance outcomes may be unpredictable, may not align with the interests of all participants, and may materially alter the risk profile, economics or functionality of the ecosystem.

Sky Star Agents, informally called Stars, are decentralized projects within Sky Ecosystem, designed to enable focused, fast-moving innovation and development within the Sky Protocol. They are created by their founders or joint partners, who define the strategy and operating processes of the Star while also specifying the business logic and innovation goals. Stars may pursue initiatives, implement software, or engage in activities that are experimental, untested, or otherwise subject to significant technological, legal, regulatory, and operational uncertainties. Failures, vulnerabilities, malfunctions, exploits, governance disputes, misaligned incentives, fraud, misconduct, regulatory violations, or financial losses at the Star level could impair the functionality, reputation, adoption, and perceived integrity of the Sky ecosystem as a whole. Any material adverse developments involving one or more Stars may undermine confidence in the Sky Protocol, reduce demand for SKY, disrupt ecosystem growth, and result in losses for the Company.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our SKY holdings and activities. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

We purchase blockchain-based assets, including SKY, the price of which has been, and will likely continue to be, highly volatile. Our financial results and the market price of our common stock could be materially adversely affected if the price of SKY decreased substantially, as it has in the past, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of SKY.

The price of SKY has historically been subject to significant price fluctuations and is highly volatile.

Because we intend to purchase additional SKY in future periods and increase our overall holdings of SKY, we expect that the proportion of our total assets represented by SKY holdings will increase in the future. We may also in the future purchase other blockchain-based assets with similar exposure to volatility. As a result, volatility in our earnings in future periods may be significantly more than what we experienced in prior periods, and it may be difficult to evaluate the Company’s business and future prospects. We may also need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our blockchain-based assets are impaired.

SKY’s status as an asset that may potentially be deemed to be offered and sold as a “security” in any relevant jurisdiction, as well as the status of SKY-related products and services that we may engage in, including staking and other protocol participation activities, is subject to regulatory uncertainty, and if the Company is unable to properly characterize such products or services, the Company may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition.

The SEC and its staff in the past have taken the position that a range of digital assets, as well as products and services related to digital assets, may fall within the definition of an investment contract that is offered or sold as a “security” under the U.S. federal securities laws. In connection with our business strategy, we expect to hold SKY and may engage in Sky-related activities, including participating in staking or delegation arrangements and receiving staking or protocol rewards. Each of these activities involves the use of SKY in ways that have not been the subject of definitive regulatory guidance.

The legal test for determining whether any given digital asset, product or service that is offered and sold is an investment contract was set forth in the 1946 U.S. Supreme Court case SEC v. W.J. Howey Co. and requires a highly complex, fact-driven analysis. Accordingly, whether SKY, or any SKY-related product or service that we may engage in, would ultimately be deemed to be offered or sold as a security is uncertain and difficult to predict, notwithstanding any conclusions we may draw based on our internal, risk-based assessments. Further, even if SKY is not determined to be a security, certain SKY-related activities, such as staking, delegation, lending, reward or yield-generating programs, or the provision of services that facilitate such activities, could be deemed to constitute securities offerings or derivatives or to involve regulated intermediaries under applicable securities laws.

Regulatory uncertainty surrounding blockchain-based assets within emerging financial infrastructure and network-based markets, including potential classification as securities and the risk of investment company status, could adversely affect our business, financial condition, and results of operations.

Blockchain-based assets, such as SKY and other tokens and protocols, are relatively novel, and the application of U.S. federal and state securities laws, the Investment Company Act of 1940, as amended (the “1940 Act”), and other legal and regulatory frameworks to such assets remains unsettled. While proposed legislation-such as the Digital Asset Market Clarity Act of 2025-seeks to establish a more definitive framework for distinguishing between digital commodities and digital securities and to clarify the jurisdictional boundaries between the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”), such legislation has not yet been enacted and remains subject to change. As a result, the regulatory treatment of blockchain-based assets continues to be uncertain.

Regulators in the United States or in foreign jurisdictions may interpret or enforce existing laws and regulations in ways that adversely affect the classification, transferability, or value of blockchain-based assets, or may adopt new laws or pursue enforcement or judicial actions that materially impact network-based markets. While it is our intention to acquire and deploy blockchain-based assets that are not securities and that would not expose us to regulatory scrutiny, the legal uncertainty in this area may cause us to miscalculate. If any blockchain-based assets we hold or acquire are later determined to constitute “securities” under applicable law, we could become subject to additional regulatory obligations or restrictions, including under the federal securities laws and the 1940 Act.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that the Company will be an “investment company,” as such term is defined in the 1940 Act, and it does not intend to register as an “investment company” under the 1940 Act.

While the SEC has not stated a view as to whether SKY is or is not a “security” for purposes of the federal securities laws, a determination by the SEC or a court of competent jurisdiction that SKY or any other digital assets we may hold or interact with is a security, either retroactively or prospectively, could lead to our meeting the definition of “investment company” under the 1940 Act, if the portion of our assets that consists of investments in such digital assets exceeds the 40% limit prescribed in the 1940 Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of SKY and in turn adversely affect the market price of the Company’s common stock.

To avoid classification as an investment company, as such term is defined in the 1940 Act, we monitor our asset composition and income and may be required to take responsive actions, including disposing of blockchain-based assets that we might otherwise hold for the long term, deploying capital into non-investment assets, incurring debt, issuing equity, or entering into other financing arrangements that may not be favorable to our business. These measures could be costly, disruptive, or executed under unfavorable market conditions, and there is no assurance that they would be successful in enabling us to remain outside the scope of the 1940 Act.

Further, state regulators may conclude that the blockchain-based assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of SKY or the ability of individuals or institutions such as us to own or transfer SKY and utilize blockchain-based applications on networks such as SKY. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, CFTC, or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of blockchain-based asset markets to function or the willingness of financial and other institutions to continue to provide services to the blockchain-based assets industry, nor how any new regulations or changes to existing regulations might impact the value of blockchain-based assets generally and SKY specifically. The consequences of increased regulation of blockchain-based assets and blockchain-based asset activities could adversely affect the market price of SKY and in turn adversely affect the market price of our common stock.

In addition, the evolving regulatory environment surrounding blockchain-based assets has introduced complications related to insurance coverage and market perception. For example, our engagement in blockchain-based asset activities may result in increased costs for director and officer liability insurance or limit our ability to obtain such coverage on acceptable terms. Further regulatory developments-whether through legislation, rulemaking, enforcement, or judicial decisions-could continue to impose operational, legal, and financial risks that adversely impact our blockchain-based asset strategy and broader business performance.

We face risks relating to the use of third-party trading platforms in connection with our SKY-focused strategy.

We use third-party trading platforms, which we believe are reputable, as well as reputable over-the-counter brokers to purchase SKY and other tokens that we may use in the future. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering, Office of Foreign Assets Control sanctions compliance, and know-your-customer rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

In addition, there has been increasing focus on the extent to which blockchain-based assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine and sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), including those relating to countries such as Iran, North Korea and Syria. If we are found to have purchased any of our SKY from bad actors that have used SKY to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in SKY by us may be restricted or prohibited.

Our financial results and the market price of our common stock may be affected by the prices of the assets held by us, and evolving accounting standards may increase earnings volatility and reporting complexity.

As part of our capital allocation strategy for assets not required for working capital, we intend to acquire SKY and may acquire other blockchain-based assets. The price of blockchain-based assets has historically experienced significant volatility and fluctuations, which could materially impact the fair value of our portfolio and cause substantial variability and volatility in our reported earnings. The application of GAAP to crypto assets is evolving and remains subject to interpretation and possible changes, which could require retrospective adjustments or impact our financial statements in the future.

If investors view the value of our common stock as linked to our blockchain-based asset holdings, fluctuations in the value of these assets may significantly influence the market price of our common stock. A decline in our blockchain-based asset portfolio value could adversely affect the market price of our common stock and our financial results.

There can be no assurance that our blockchain-based asset acquisition strategy will achieve its intended financial or risk management objectives. We may incur unexpected losses, increased volatility in reported earnings, or adverse regulatory or accounting consequences as a result of this strategy.

A cyberattack or other malicious attack on the SKY Protocol could have a material impact on the value of SKY held by the Company.

SKY and other blockchain-based assets and the entities that provide services to participants in blockchain ecosystems have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading blockchain-based asset exchange and reportedly stole over $400.0 million in blockchain-based assets from customers. A successful security breach or cyberattack could result in:

●

a partial or total loss of our blockchain-based assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our blockchain-based assets;

●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure,

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with blockchain-based assets or companies that operate blockchain-based asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader SKY ecosystem or in the use of the SKY network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to SKY, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and blockchain-based assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties could attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine conflict and conflicts in the Middle East, including the Israel-Hamas conflict, or other future geopolitical conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the SKY ecosystem, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our SKY tokens, including the loss or destruction of private keys required to access our SKY tokens and cyberattacks or other data loss relating thereto.

Certain blockchain-based digital assets, including SKY, rely on cryptographic private keys to control access and transferability. Although the Company utilizes institutional-grade custody solutions and security infrastructure, the loss, destruction, or compromise of private keys or related credentials could result in the permanent loss of access to digital assets, and such losses may not be recoverable through the underlying network or any third party. Similarly, if a holder’s private key is compromised, a cyber-attacker could potentially drain their assets, and there would be no recourse available through the SKY network.

We custody our digital tokens with qualified custodians to the extent possible and may also utilize institutional-grade wallet and security infrastructure that is not itself a qualified custodian from time to time to facilitate protocol participation, staking, governance, or other operational activities. In particular, certain protocol-level activities, including staking, are expected to require use of non-qualified custodial or non-custodial wallet infrastructure, which may expose the Company to additional operational and security risks. There can be no assurance that any custodian or cybersecurity tools that we may utilize in the future will not experience a cyberattack, operational failure, or other compromise of its systems.

Although certain custodians or service providers we engage generally maintain insurance coverage for certain types of losses and blockchain-based assets, there can be no assurance that such coverage will be sufficient to fully cover potential losses, that such coverage will be maintained in the future, or that such coverage will respond to all forms of loss or compromise. To the extent the private keys for the custodial wallet holding our blockchain-based assets are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the assets held in the related digital wallet. Furthermore, digital wallets held on our behalf could be compromised as a result of a cyberattack, and blockchain-based assets and blockchain technologies have been, and may in the future continue to be, subject to security breaches, cyberattacks, or other malicious activities.

As of December 31, 2025, our agreements with our service providers, Kraken and Fireblocks, do not provide for insurance protections for our SKY holdings under their control. Additionally, we do not maintain separate insurance to cover our potential SKY losses. Therefore, our SKY holdings are subject to a particularly high risk of loss.

If the SKY network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the SKY network may be disrupted, which in turn may prevent us from depositing or withdrawing SKY from our accounts or otherwise effecting transactions of SKY. Such disruptions could include, for example: the price volatility of SKY; the insolvency, business failure, interruption, default, failure to perform, security breach or other problems of participants, custodians or others; the closing of trading platforms of SKY due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages or other problems or disruptions affecting the SKY network. Any disruption of the SKY network could materially impact the operation of decentralized finance on the network, resulting in the inability of the Company to transfer or sell SKY, and the price of SKY.

Decentralized finance arrangements may expose us to risks of smart contract risk, operational failures and cybersecurity threats.

From time to time, we may generate income through the use of blockchain-based assets including SKY or stablecoins in decentralized protocols including decentralized finance (“DeFi”) applications. DeFi applications include over-collateralized borrow-lend vaults, token-exchange pools, and other financial or commercial arrangements. Although these protocols are largely designed to limit counterparty risk in transactions, they introduce novel risks relating to software code bugs, liquidation risks, and governance risks. These protocols are designed to operate in decentralized environments but can be subject to failures or exploits. In addition: (a) network congestion or downtime can increase the likelihood of asset loss or liquidation; (b) the volatility of blockchain-based assets deployed into DeFi applications may increase the likelihood of liquidation due to market downturns, liquidity crises, governance attacks or other exploits, leading to substantial financial losses; (c) the uncertainty in the accounting treatment of certain DeFi applications; (d) DeFi applications generally operate on a user-to-protocol basis where a user of a DeFi application does not know the identity of other parties utilizing the DeFi application; and (e) the use of monitoring and forensics software to mitigate risks of engaging in DeFi applications may not prevent the Company from engaging in DeFi pools that are also used by bad actors or sanctioned persons.

As part of our token management strategy, we may engage in staking, re-staking, or other activities that may involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our tokens. Like all software code, smart contracts are exposed to the risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities, technical vulnerabilities, exploits, liquidation risks, governance risks, or poorly designed permission structures that could result in the irreversible loss of our blockchain-based assets. In addition, certain smart contracts are upgradable or subject to certain governance controls which could result in unforeseen code errors, asset or account freezing, or the loss of blockchain-based assets. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the loss of or inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

Our SKY strategy exposes us to risk of non-performance by counterparties.

Our SKY strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of SKY, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our SKY is custodian performance obligations under the custody arrangements we have entered into. A series of relatively recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the blockchain-based asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, among others, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to blockchain-based asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our SKY, nor have such events adversely impacted our access to our SKY, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the blockchain-based assets industry in the future may further negatively impact the adoption rate, price, and use of SKY, limit the availability to us of financing collateralized by SKY, or create or expose additional counterparty risks.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held SKY will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our SKY holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our SKY, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our ability to generate income from our blockchain-based asset holdings is subject to significant uncertainty, and revenue opportunities may not develop or may fail to perform as expected.

As part of our strategy, we intend to evaluate or participate in reward-generating activities associated with SKY. SKY presents distinct risks that may limit our ability to earn returns, or result in losses. SKY supports staking, and we intend to stake SKY, for which efforts we may receive rewards. However, staking reward rates are unpredictable. Staking reward rates are variable and are determined by the current issuance parameter of rewards (how many rewards are distributed, as determined by Sky Ecosystem Governance) and the current market price of SKY tokens at the time of calculation. Furthermore, adoption timelines and liquidity levels remain uncertain, and trading volumes are materially lower than those of more established blockchain-based assets.

Security risks are also present, including the risk of hacking. Hacking risk refers to the potential for malicious actors to exploit or gain unauthorized access to the Sky.money front-end user interface, or even certain parts of the Sky Protocol. This could lead to theft of assets, manipulation of data, or disruption of services. There also exists the potential for attackers to take advantage of weaknesses or flaws in the Sky.money front-end user interface, smart contracts, or associated protocols, which could result in financial losses, data breaches, or system malfunctions. The potential for phishing and impersonation also exists, wherein malicious actors may create fake websites, social media accounts, or other online presences that closely mimic the Sky.money front-end user interface, which could lead to users inadvertently providing sensitive information, such as private keys or seed phrases, or interacting with fraudulent interfaces that result in the signing of malicious transactions, thereby compromising our assets or data.

Because SKY tokens have no physical existence beyond the record of transactions on the SKY network, a variety of technical factors related to the SKY network could also impact the price of SKY. The liquidity of SKY may also be reduced and damage to the public perception of SKY may occur, if financial institutions were to deny or limit banking services to businesses that hold SKY, provide SKY-related services or accept SKY as payment, which could also decrease the price of SKY. In addition, any failure to properly monitor and upgrade the SKY network could adversely affect the SKY network and negatively affect the price of SKY.

The community-driven governance model that SKY operates under may also create risks. This governance model allows holders of the protocol's governance token to influence changes to the protocol. While this decentralized approach aims to ensure that the protocol evolves in the best interest of its users, it may introduce certain risks. For instance, there is a possibility that the community might advocate for changes that negatively impact some users or introduce instability to the system. Additionally, the decentralized policymaking process could potentially be delayed in reacting to urgent issues, potentially leaving the protocol vulnerable during critical periods. This process could also be attacked or manipulated by malicious actors. This could occur where, for example, an attacker attempts to accumulate a large number of governance tokens to push through harmful proposals. A successful attack could be severe, potentially leading to changes in protocol parameters that benefit the attacker at the expense of other users, thereby negatively impacting their positions or the overall stability of the system. Furthermore, there exists the potential for a concentration of decision-making power within a small group of participants in the Sky Protocol's system. This concentration could lead to decisions that primarily benefit these major stakeholders, potentially at the expense of smaller participants. This could lead to changes in protocol parameters, fee structures, or risk management strategies that may not align with the needs of all users. Furthermore, a concentration of governance power might be more susceptible to external pressures, potentially impacting the protocol's long-term stability and decentralization ethos.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability and scalability. Any technical failures, consensus breakdowns, governance disputes or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations and the price of our common stock.

The liquidity of SKY may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for SKY and other blockchain-based assets.

In light of these risks, there can be no assurance that we will be able to generate meaningful or sustainable revenue from SKY. Any failure to do so could adversely affect our operating results, liquidity, and ability to execute our business strategy.

Political or economic crises may motivate large-scale sales of blockchain-based assets, which would result in a reduction in values and materially and adversely affect us.

Cryptocurrencies, as an alternative to fiat currencies that are backed by central governments, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. For example, political or economic crises could motivate large-scale acquisitions or sales of blockchain-based assets either globally, regionally or locally. Large-scale sales of certain blockchain-based assets would result in a reduction in their value and could materially and adversely affect our investment and trading strategies, the value of our assets, our business, financial condition and results of operations, and the price of our common stock.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain blockchain-based assets, such as Bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of its transition to a proof-of-stake model in 2022, use a newer consensus algorithm known as “proof-of-stake.” SKY is an ERC-20 token deployed on the Ethereum blockchain, meaning that the Sky Protocol and SKY depend upon the stability of Ethereum’s underlying proof-of-stake consensus mechanism. While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols and their associated blockchain-based assets have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated blockchain-based assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants, technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated blockchain-based assets, including the Company’s assets.

SKY and the health of the Sky Protocol depend on the Ethereum Proof-of-Stake consensus mechanism for transaction finality and smart contract execution. If Ethereum’s consensus layer were compromised, including as a result of validator attacks, slashing cascades, or network forks, such compromises would directly and negatively impact the functionality and transferability of SKY and Sky Protocol operations, including staking, governance, and USDS issuance. Arising from SKY’s dependence on the Ethereum consensus mechanism, the cost and timeliness of interacting with Sky Protocol contracts, including staking and governance participation can be affected by underlying Ethereum gas costs and network congestion. In addition, over the long term, there can be no assurance that the proof-of-stake blockchain on which the Company’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact our business, financial condition and results of operations and the price of our common stock. If Ethereum’s proof-of-stake consensus mechanism were compromised, SKY functionality and value could be materially adversely affected.

SKY can be subject to extreme price volatility, and declines in its value could materially and adversely affect our financial condition.

Blockchain-based assets remain a highly volatile asset class characterized by rapid price swings and structural features that amplify risk. The sector is novel and experimental, with many protocols and networks still in early stages of development. Market activity is often driven by high levels of leverage and significant retail participation, which can accelerate both rallies and drawdowns. While larger, more liquid assets such as Bitcoin tend to exhibit comparatively greater stability, volatility increases markedly with newer or less established tokens. These dynamics make blockchain-based assets inherently speculative and subject to sharp fluctuations in value, underscoring the need for careful monitoring and risk management in any allocation.

The growth of the blockchain-based assets industry in general, and the use and acceptance of SKY in particular, may also impact the price of SKY and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of the SKY network and SKY may depend, for instance, on public familiarity with blockchain-based assets, ease of buying, accessing or gaining exposure to SKY, institutional demand for SKY as an investment asset, the participation of traditional financial institutions in the blockchain-based assets industry, consumer demand for SKY as a means of payment, and the availability and popularity of alternatives to SKY. Even if growth in SKY adoption occurs in the near or medium term, there is no assurance that SKY will continue to grow over the long term.

These risks include the potential for monetary loss arising as a result of market volatility, smart contract vulnerabilities, and other unforeseen risks that may have a material adverse effect on SKY. There is also market risk, or the potential for loss due to the overall performance of the cryptocurrency markets. The value of SKY can be affected by broader market trends, potentially impacting the value of SKY holdings.

SKY has historically exhibited significant volatility. Between October and December 2024, SKY rose from $0.04363 to $0.1014, an increase of over 132% in less than two months. SKY then declined to $0.0343 in February 2025. Later, in 2025, SKY rose to $0.09965 in July before falling to $0.03683 in October, a decline of approximately 63%. SKY then rose to $0.06927 by December 2025. In January 2026, around the time of the January Private Placement, SKY was trading at $0.06505 per token. As of March 16, 2026, SKY was trading at $0.07838 per token. These extreme swings reflect the speculative nature of activity surrounding SKY and are typical for emerging networks, where limited adoption, concentrated ownership, and speculative trading contribute to elevated volatility compared to more established blockchain-based assets.

In addition, social media posts and other statements and actions by prominent individuals have resulted in outsized movements in the market price of certain blockchain-based assets. It is possible that future statements by individuals concerning certain blockchain-based assets will have disproportionate impacts on the market price of certain blockchain-based assets.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of SKY decreased substantially, including as a result of:

●	decreased user and investor confidence in SKY, including due to the various factors described herein;
●

negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, SKY or the broader blockchain-based assets industry, for example, additional filings for bankruptcy protection or bankruptcy proceedings of major blockchain-based asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates;

●

competition from other blockchain-based assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●

a decrease in the price of other blockchain-based assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for SKY purchase and sale transactions, to the extent the decrease in the price of such other blockchain-based assets or the unavailability of such stablecoins may cause a decrease in the price of SKY or adversely affect investor confidence in blockchain-based assets generally;

●

developments relating to the Sky Protocol, including (i) changes to the Sky Protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Sky network, changes to the maximum number of Sky outstanding, changes to the mutability of transactions, changes relating to the size of Sky blocks, and similar changes, (ii) failures to make upgrades to the Sky Protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Sky Protocol that introduce software bugs, security risks or other elements that adversely affect SKY;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for Sky;
●

the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of blockchain-based asset custodians, trading venues, lending platforms, investment funds, or other blockchain-based asset industry participants, such as the filing for bankruptcy protection by blockchain-based asset trading venues FTX Trading and BlockFi and blockchain-based asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the blockchain-based asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●

regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Sky, or that adversely affect the operations of or otherwise prevent blockchain-based asset custodians, trading venues, lending platforms or other blockchain-based assets industry participants from operating in a manner that allows them to continue to deliver services to the blockchain-based assets industry;

●	transaction congestion and fees associated with processing transactions on the SKY network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the SKY network becoming insecure or ineffective; and

●

changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

There can be no assurance that the value of SKY will not decrease substantially or remain highly volatile. Any such declines could materially and adversely affect the value of our blockchain-based assets, our financial condition, and our results of operations.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for blockchain-based assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of blockchain-based assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with The Financial Crimes Enforcement Network (FinCEN) under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for blockchain-based asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

The reliance on open-source code by blockchain-based asset networks exposes us to risks related to competitive networks and products built on such code, the failure of individuals to maintain that code, and discovery of security vulnerabilities that could threaten the ability of such networks to operate.

Blockchain-based asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the blockchain-based asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the blockchain-based asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the blockchain-based assets’ long-term viability and our business.

There are risks relating to USDS, the stablecoin underpinning the entire ecosystem. A material or prolonged de-pegging of USDS would lead to losses of our SKY holdings.

Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. However, the stability and reliability of stablecoins are not guaranteed and depend on various factors beyond our control, including the financial health of the issuing entity, the adequacy and liquidity of reserve assets, and the effectiveness of the underlying stabilization mechanisms. If a stablecoin that we accept, such as USDS, experiences a significant devaluation or “de-pegging” event, where its value deviates materially from its intended peg, we may incur losses on payments already received, face disruptions in transaction processing, or lose customer confidence, all of which could negatively impact our financial condition and reputation. Stablecoins are not subject to any deposit insurance protection scheme, and the presence of fiat currency reserves is not a guarantee for redemption. There is a possibility that the assets held in reserves are not sufficient or may not be available for redemption at times of extremely high demand. Volatility spikes in the cryptocurrency markets also might lead to occasions where the price of a stablecoin deviates from the underlying fiat currency.

Given the role that stablecoins, like USDS, play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for SKY. Because a large portion of the digital asset market still depends on stablecoins such as USDS, there is a risk that a disorderly “de-pegging” or a run on USDS could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

There are other risks associated with the acceptance of stablecoins as a payment method.

The regulatory environment surrounding stablecoins remains uncertain and rapidly evolving. Legislatures and regulatory bodies, including foreign authorities, continue to evaluate whether stablecoins constitute securities, commodities, or other regulated financial instruments. New laws, regulations, or enforcement actions could impose significant compliance obligations on us, such as anti-money laundering and know-your-customer requirements, restrict our ability to accept certain stablecoins altogether, result in unfavorable changes in use, transfer, and redemption of stablecoins, or impose tax liabilities upon stablecoin holders. Noncompliance with such regulations, even unintentional, could result in fines, penalties, legal proceedings, and reputational harm. Furthermore, if a stablecoin issuer on which we rely is deemed non-compliant with applicable laws, it could disrupt our payment operations or expose us to liability as a downstream user.

Accepting stablecoins also introduces operational and cybersecurity risks. The blockchain networks and digital wallets we use to process and store stablecoin transactions may be vulnerable to hacking, phishing attacks, software bugs, and network failures. A security breach or technical failure could result in the loss or theft of stablecoin funds, for which we may have limited recourse due to the decentralized and irreversible nature of blockchain transactions. Moreover, reliance on third-party service providers, such as cryptocurrency exchanges or custodians, to facilitate stablecoin transactions introduces counterparty risk. If these providers, or any stablecoin issuers, experience insolvency, operational disruptions, or fraudulent activity, our ability to process payments or convert stablecoins to fiat currency could be impaired, potentially leading to financial losses or liquidity constraints.

Additional risks relate to the market acceptance of stablecoins. If customers or vendors lose confidence in stablecoins due to volatility, scandals, or legislative or regulatory actions, demand for our stablecoin payment option could decline, forcing us to incur costs to adapt our payment infrastructure or revert to traditional payment methods. Conversely, if we cease accepting stablecoins in response to these risks, we may alienate a segment of our customer base that prefers cryptocurrency payments, potentially reducing our market competitiveness.

Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of our common stock.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of SKY and adversely impact our business.

Because a substantial portion of our assets will be concentrated in SKY as part of our strategy, the emergence or growth of competing digital assets or stablecoins could materially adversely affect our financial condition. Digital assets backed by private or public sector entities, including governments, financial institutions, or consortiums, may gain broader adoption or regulatory acceptance, which could reduce demand for SKY.

Additionally, central banks in some countries have explored or started to introduce digital forms of legal tender. For example, China’s central bank digital currency project was made available to consumers in January 2022, and certain government officials in the United States, the European Union, and Israel have discussed the potential creation of new central bank digital currencies. Whether or not they incorporate blockchain or similar technology, central bank digital currencies, as legal tender in the issuing jurisdiction, could also compete with, or replace USDS and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of SKY to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Stablecoins such as USDS face significant competitive and regulatory challenges that could undermine their success and, in turn, the value of SKY.

The market for stablecoins is intensely competitive. USDS competes with more established issuers, which benefit from scale, liquidity, and institutional trust, as well as with emerging products like yield-bearing tokens and potential bank-issued stablecoins. If USDS fails to achieve significant adoption among institutional or retail users, its credibility may diminish, undermining confidence in the Sky ecosystem and the value of SKY.

Stablecoins also face heightened regulatory scrutiny. USDS presents novel risks that may cause regulators to classify it as a security, derivative, or other regulated instrument. Any such classification could limit its use, distribution, or exchange support. In addition, negative publicity affecting stablecoins generally, or adverse events involving major stablecoins could spill over into the Sky ecosystem and reduce demand for USDS.

Intense competition, adverse regulatory developments, or negative market sentiment affecting stablecoins could materially undermine USDS’s role in the Sky ecosystem, reduce confidence in SKY’s long-term value, and negatively affect our business, financial condition, and results of operations.

If interest rates rise or other opportunities in external DeFi protocol or traditional finance become more attractive, our digital asset strategy may underperform or become unsustainable.

Our digital asset strategy is designed to generate revenue through activities such as staking and other protocol-based economic participation. A significant portion of the SKY held by the Company may be used as collateral or otherwise locked to support our validator operations or other infrastructure software and services. These activities are highly sensitive to prevailing interest rates, changes in market structure, shifts in risk appetite, the relative attractiveness of such income in DeFi protocols or traditional finance, and shifts in risk appetite across markets.

If interest rates rise or alternative opportunities, whether in DeFi or traditional finance, become more attractive relative to the returns generated by our strategy, our operations may underperform or become unsustainable. Additionally, locking digital assets as collateral for staking may reduce our flexibility to reallocate capital in response to changing market conditions, potentially increasing opportunity costs or exposing us to elevated counterparty or protocol-specific risks. Any sustained decline in staking rewards, or increased competition for on-chain revenue-generating opportunities, may materially and adversely affect our financial performance and liquidity.

The Company’s digital asset holdings will be less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for the Company.

A substantial part of the Company’s assets will be its digital asset holdings. Historically, the market for digital assets, including SKY, have been characterized by significant volatility in price, limited liquidity and trading volumes, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, our digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets held by custodians, including our custodians, do not typically enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans, bonds or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including during times of market instability or when the price of such assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions using unencumbered digital assets as collateral, or otherwise generate funds using our digital asset holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our debt obligations, or our working capital requirements, our business and financial condition could be negatively impacted.

In addition, companies operating in the cryptocurrency sector have historically faced challenges in securing and maintaining banking relationships. Some financial institutions remain hesitant to provide services to businesses engaged in digital asset activities due to regulatory uncertainty, compliance concerns, and perceived risks associated with digital assets. This reluctance could limit our ability to access essential banking services, process transactions, or efficiently convert digital assets to fiat currency. If financial institutions restrict or discontinue banking services for crypto-related businesses, it could disrupt our operations and negatively impact our liquidity and financial position.

Taxation of blockchain-based assets is complex and evolving.

The tax treatment of utility blockchain-based assets and other crypto assets is complex, evolving, and may be uncertain or subject to differing interpretations by taxing authorities globally and in the United States. The Internal Revenue Service (“IRS”) and other tax authorities have issued limited guidance specifically addressing the classification, reporting, and taxation of transactions involving utility tokens, including their acquisition, holding, use, and disposition.

As a result, we may be subject to adverse tax consequences, including but not limited to: unexpected tax liabilities; additional tax reporting obligations; withholding taxes; penalties and interest for noncompliance; and the risk of audits or disputes with tax authorities regarding the timing, amount, or character of income, gain, loss, or deduction related to our blockchain-based asset holdings.

Furthermore, changes in tax laws, regulations, or enforcement policies could increase our tax burden or affect the tax efficiency of our blockchain-based asset acquisition strategy. Such changes could also require us to modify our investment, accounting, or operational practices, potentially resulting in increased costs or reduced returns.

There can be no assurance that tax authorities will not challenge the tax treatment of our blockchain-based asset holdings or that such challenges would not have a material adverse effect on our financial condition, results of operations, or cash flows.

In addition, the U.S. federal income tax treatment of rewards from staking blockchain-based assets such as SKY or utilizing liquid staking tokens remains uncertain and is currently the subject of debate and regulatory attention. Under current guidance by the IRS, staking rewards and transaction fees may be treated as ordinary income upon receipt, although additional guidance is expected pursuant to the President’s Working Group July 2025 report “Strengthening American Leadership in Digital Financial Technology.” If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SKY, we could be subject to increased audits by the IRS and additional tax liabilities.

Our blockchain-based asset strategy business model has multiple layers of corporate finance risks.

Our blockchain-based asset strategy has multiple layers of risk based on corporate finance principles and blockchain mechanics, including but not limited to the following:

●

Potential Premium Collapse: Our blockchain-based asset treasury relies on equity premiums to raise capital accretively. If share prices fall below net asset value (“NAV”), treasury accumulation on our balance sheet may slow down or halt. Decreasing premiums paid for our shares may signal a lack of investor enthusiasm for our blockchain-based asset treasury strategy.

●	Liquidity and Macro Sensitivity: Blockchain-based asset treasury company equities are typically high-beta assets.

●

Dilution Fatigue: Repeated capital raises through ATMs and PIPEs may desensitize investors. Without yield growth or NAV accretion, new issuances risk being seen as opportunistic liquidity events rather than long-term expansion.

Together, these risks form the structural challenges of our blockchain-based asset treasury strategy. Its success depends on maintaining perpetual premium expansion in a market that is inherently cyclical.

Our blockchain-based asset treasury strategy and any decision to hold blockchain-based assets may increase our exposure to market volatility and potential uninsured losses.

Market conditions and operational needs may necessitate longer holding periods, increasing exposure to price swings. If we hold SKY or other blockchain-based assets under our treasury strategy, we would be exposed to additional volatility, regulatory, and market structure risks specific to those assets. We are currently exposed to potential uninsured losses to the extent blockchain-based asset balances exceed the custodian’s applicable insurance coverage.

Our failure to securely store and manage our fiat currencies and blockchain-based assets could adversely affect our business, operating results and financial condition.

We hold cash and store blockchain-based assets for our treasury and hold fiat and digital assets for corporate investment and operating purposes. In addition, we store the majority of blockchain-based assets at third-party custodians for asset management products.

Securely storing cash and blockchain-based assets is integral to the trust we build with our stockholders and our customers. We believe our policies, procedures, operational controls and controls over financial reporting protect us from material risks surrounding the storing of these assets and conflicts of interest. Our controls over financial reporting include, among others, controls over the segregation of corporate blockchain-based assets, controls over the investment and staking processes of our treasury, and controls over blockchain-based asset withdrawals. Our financial statements and disclosures, as a whole, will be available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.

Any inability by us to maintain our procedures, perceived or otherwise, could harm our business, operating results and financial condition. Any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the blockchain-based assets we hold for our own investment and operating purposes could also adversely affect our business, operating results and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage blockchain-based assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results and financial condition.

We may make, or otherwise be subject to, trade errors.

Errors may occur with respect to trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong asset is purchased or sold or when the wrong quantity is purchased or sold. Trade errors frequently result in losses, which could be material. To the extent that an error is caused by a third party, we may seek to recover any losses associated with the error, although there may be contractual limitations on any third party’s liability with respect to such error.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues experience greater risk of fraud, market manipulation and other deceptive marketing practices, as well as security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are generally irreversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we plan to transfer digital assets, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to seek recourse or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

The concentration of our blockchain-based asset holdings enhances the risks inherent in our treasury strategy.

As of March 16, 2026, our SKY holdings represent approximately 90% of our total assets and approximately 9% of the total supply of SKY available in the market. The concentration of our SKY holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our blockchain-based asset strategy. If there is a significant decrease in the price of SKY, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

Investors in our January 2026 Private Placement have certain consent rights that may influence our Digital Asset Strategy.

Pursuant to the terms of the SPA for the January 2026 Private Placement, investors in that transaction that continue to hold at least 50% of their originally purchased pre-funded warrants and/or the underlying shares thereto have consent rights, for a period of 24 months following the closing date, over any material amendment, modification, addition to, or revocation of our Digital Asset Strategy. We have also granted certain investors each the right to nominate an individual for election to our Board of Directors, which rights are more fully described in Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this annual report. As a result, these stockholders may have the ability to influence certain matters affecting our business, including our Digital Asset Strategy.

One of the investors, Sky Frontier Foundation, is an independent foundation whose stated mission is to support the innovation, development, and acceleration of the Sky Ecosystem. Because our Digital Asset Strategy currently involves the acquisition and holding of SKY, Sky Frontier Foundation’s interests may not always align with the interests of the Company or our other stockholders. Sky Frontier Foundation may prefer to withhold consent for proposed changes to our Digital Asset Strategy that could reduce our relative exposure to SKY, USDS or other Sky Ecosystem-related digital assets, even if the Digital Asset Strategy Advisory Committee determines that such changes would be in the best interests of our stockholders or would reduce risk to the Company. This potential divergence of interests, together with Sky Frontier Foundation’s board nomination right, could affect our ability to respond to developments in the digital asset markets, adjust our treasury holdings, or modify our positions in Sky Ecosystem-related assets, which could adversely affect our business, results of operations and financial condition.

Risks Relating to Our Business

Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our listed securities.

For many reasons, including those described below, our operating results, revenues, and expenses may vary significantly in the future from quarter to quarter. These fluctuations could have an adverse effect on the market price of our listed securities.

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

●

fluctuations in the price of SKY, of which we have significant holdings and with respect to which we expect to continue to make significant future purchases, and potential fair value changes associated therewith;

●	any sales by us of our SKY at prices above or below their carrying value, which would result in our recording gains or losses upon sale of our SKY;
●	regulatory, commercial, and technical developments related to SKY or the Sky Protocol, or digital assets more generally;
●	the incurrence of fixed interest charges or dividend obligations on preferred stock; and
●	the impact of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events, on the global economy and the market for and price of SKY.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on our debt, tax liabilities, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in our cash flow. Accordingly, we may be required to take actions to pay expenses, such as selling SKY or using proceeds from equity or debt financings, some of which could cause significant variation in operating results in any quarter.

Based on the above factors, we believe quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our listed securities may fall.

Significant disruptions of information technology systems or breaches of information security could adversely affect our businesses.

We relied upon information technology systems to historically operate eye care and wound care businesses, and we continue to use such systems. In the ordinary course of business, we have collected, stored and transmitted large amounts of confidential information (including, but not limited to, personal information and intellectual property), and we continue to deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. We also have outsourced aspects of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we have managed independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect us and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

If we fail to fully comply with privacy and data protection laws and regulations, we could incur significant civil and criminal penalties and liabilities, suffer reputational damage, and adverse publicity.

Complex local, state, federal and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy, consumer protection, and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations is costly and can delay or impede the development of new services or the continued use of existing services or data.

If we fail or are perceived to have failed to comply with applicable privacy, consumer protection, and data protection laws, or to properly respond to or honor individual requests under such laws, we may face enforcement actions, regulatory investigations, and oversight, consent orders limiting our ability to use data or requiring data or model disgorgement, or claims for damages by guests and other affected parties. The matters could result in regulatory fines, civil actions, reputational harm, any of which could materially adversely effect on our operations, financial performance, and business. The amount and scope of insurance we maintain may not cover all types of claims that may arise.

Employee or agent misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees or agents could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with various procurement regulations, regulations regarding the protection of confidential information and personal data, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, including substantial monetary penalties under data privacy laws, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. We continue to work on improvements to our internal controls over financial reporting. Any failure to implement and maintain internal controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics, and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock.

We manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare or other malicious cyber activity associated with geopolitical conflicts, including the ongoing Russia-Ukraine conflict and conflicts in the Middle East, including the Israel-Hamas conflict), act of terrorism, geopolitical conflict (including any potential conflict involving China and Taiwan), pandemic, the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

If we are unable to recruit or retain skilled personnel, or if we lose the services of our current leadership, our business, operating results, and financial condition could be materially adversely affected.

Our future success depends on our continuing ability to attract, train, assimilate, and retain personnel that are highly skilled regarding blockchain-based assets. There is significant competition for qualified employees in the crypto space, and we may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future, particularly at times when we undergo significant headcount reductions. Our future success also depends in large part on the continued service of our current leadership. If we were unable to attract, train, assimilate, and retain the highly skilled personnel we need, or we were to lose the services of our leadership, our business, operating results, and financial condition could be materially adversely affected.

We may be unable to raise additional capital when needed or on acceptable terms, and future financings may be highly dilutive.

Our growth plans and our ability to respond to market opportunities depend on access to equity or debt financing and cash flows from operations. Market conditions for blockchain-based asset-related issuers may limit capital availability or increase dilution and financing costs. Future securities offerings, including under our shelf registration statement and prospectus supplements, may significantly dilute existing stockholders and depress our stock price.

Auditor transitions and internal control remediation may result in delays, increased costs, or identification of material weaknesses.

We have and may in the future undergo an auditor transition. Such a transition in auditor may increase the risk of delays, additional costs, and identification of control deficiencies. If we identify material weaknesses or significant deficiencies in internal control over financial reporting, we may incur substantial remediation costs, and our ability to report timely and accurately could be impacted.

As a result of the completion of the Avenova Asset Divestiture and the PhaseOne Divestiture, we no longer have a significant revenue generating wound care business.

Prior to the Avenova Asset Divestiture, our principal assets, product offerings and business primarily consisted of the production and commercialization of Avenova products, which was responsible for a majority of our revenue from 2015 until the completion of the Avenova Asset Divestiture. After completion of the Avenova Asset Divestiture and the PhaseOne Divestiture in January 2025, our business operations and ability to generate revenue from our wound care business has been significantly reduced. Our remaining activities consist primarily of limited operations with no dedicated employees, outsourced manufacturing and delivery of a wound care product to fulfill a contractual obligation that has since been completed, as well as limited manufacturing on an as-needed basis. In October 2025, as part of our strategic shift to operate as a digital asset treasury company, we decided to exit our involvement in the China NeutroPhase product line, which represented our remaining legacy wound care activity. Accordingly, we will be generating minimal revenue from our wound care business when compared to our historic financial performance and will rely on our other business units for revenue generation.

We remain liable for claims, expenses and contingent liabilities that may arise related to our business operations prior to the completion of the Avenova Asset Divestiture and the PhaseOne Divestiture that could have a material adverse effect on our financial condition.

In connection with the Avenova Asset Divestiture and the PhaseOne Divestiture, NovaBay generally retained pre-closing liabilities related to the operation of its eye care and wound care business, which may include amounts owed to our suppliers and potential claims related to products we sold or the marketing of our products during the time we operated such business. While we are not aware of any such liabilities that may be material and have adequately accrued for these liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities, which may impact our financial condition.

In relation to the Avenova Asset Divestiture, we also agreed to indemnify PRN for breaches of any representation, warranty, or covenant made by us in the underlying asset purchase agreement, for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters, subject to, in certain cases, customary deductibles and caps and exceptions to such deductibles and caps, including in the case of fraud. Successful indemnification claims by PRN would first reduce the amount held in escrow for such claims, and thereafter, NovaBay would be directly responsible for any indemnification claims.

Separately, in relation to the PhaseOne Divestiture, we also agreed to provide limited indemnification to Phase One Health LLC (“Phase One”) for losses arising from a third-party claim involving a material breach or nonperformance of representations, warranties, covenants, agreements and obligations of the Company relating to the PhaseOne Divestiture. Our liability for indemnification of Phase One for any such losses is limited to 50% of the purchase price for our wound care product trademarks (NeutroPhase, PhaseOne and OmniPhase), or $250 thousand in aggregate.

We may be subject to litigation, which is expensive and could divert our attention.

As a result of having completed the Avenova Asset Divestiture and the PhaseOne Divestiture, we may be subject to potential litigation, including commercial litigation or claims by holders of our securities, including securities class action litigation. For example, in March 2025, the Company entered into three (3) separate confidential settlement and release agreements to settle certain disputed matters relating to warrants held by each of the parties to the agreements. In connection with these agreements, certain warrants were repurchased by the Company for $1.8 million. Litigation could also arise from our prior operations, and related to products sold, before the completion of the Avenova Asset Divestiture and the PhaseOne Divestiture. Any such claims, with or without merit, or litigation initiated against us could result in substantial costs and possibly force us into a bankruptcy situation.

Risks Relating to Owning Our Common Stock

The price of our common stock may fluctuate substantially, which may result in losses to our stockholders.

The stock prices of our Company and many other companies in our market segment have generally experienced wide fluctuations in response to various factors. Broad economic, market and industry factors may negatively affect the market price of our common stock. The market price of our common stock is further likely to be volatile, particularly given the completion of the Avenova Asset Divestiture and the transition of our business, and could fluctuate in response to, among other things:

●	our cash position;
●	our blockchain-based asset holdings;
●	volatility in the blockchain-based asset market and the regulation thereof by government entities;
●	changes to our blockchain-based asset strategy;
●	announcement of additional capital raising transactions;
●	regulatory, commercial and technical developments related to SKY or the Sky Protocol;
●	quarterly variations in our results of operations or those of our competitors;
●	announcements about our earnings that are not in line with analyst expectations;
●	announcements by us or our competitors of acquisitions, dispositions, significant contracts, commercial relationships, or capital commitments;
●	recommendations by securities analysts or changes in earnings estimates and our ability to meet those estimates;
●	investor perception of our Company;
●	announcements by our competitors of their earnings that are not in line with analyst expectations;
●	the volume of shares of our common stock and other securities available for public sale;
●	sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan;
●

general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events;

●	actual or anticipated variations in our expenses; and
●	any unanticipated contingent liabilities or litigation that may arise.

Provisions of our charter, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders, including our board of directors having the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director and the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock.

Further, as a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Offers of new securities or availability for sale of a substantial number of shares of our common stock, including as a result of the exercise of outstanding warrants may cause the price of our publicly traded securities to decline.

Sales of a significant number of shares of our common stock in the public market could depress the market price of our common stock. The shares of common stock underlying the pre-funded warrants issued January 16, 2026, represents, in the aggregate, approximately 87% of the total number of shares of common stock outstanding as of January 16, 2026. Upon conversion or exercise, as the case may be, of those securities, the shares of common stock we issue upon such conversion or exercise could be sold into the public market, and such sales could be significant and have an adverse impact on the price of our common stock.

Our common stock may trade at a discount to our net asset value, and investors could experience losses unrelated to the performance of our underlying blockchain-based asset holdings.

The market price of our common stock may not reflect, and at times may trade materially below, our NAV per share. A variety of factors may cause the trading price of our common stock to deviate from our NAV, including overall market conditions, investor sentiment toward blockchain-based assets or our business model, the liquidity and volatility of the specific blockchain-based assets we hold, the availability and cost of capital to market participants, the level of short interest in our common stock, actual or perceived governance or operational risks, and the absence of any redemption or exchange feature that would allow shareholders to realize NAV directly. As a result, the market price of our common stock may be influenced by factors other than the value of our underlying assets alone and there can be no assurance that our common stock will trade at or near NAV.

If our common stock trades at a discount to NAV, investors who sell shares may receive less than the value of our underlying assets per share, and the discount could impair our ability to raise capital on favorable terms. We may from time to time consider capital markets transactions, financing arrangements or other corporate actions intended to address any discount, but we are under no obligation to take such actions and any such actions, if implemented, may be limited in scope or effectiveness.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in de-listing of our common stock.

Our common stock is listed on the NYSE American. In order to maintain these listings, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which, in the opinion of the NYSE American, makes continued listing inadvisable. The Company was notified by NYSE American on April 18, 2024 and May 28, 2024 that it was not in compliance with the continued listing standards of the NYSE American Company Guide set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide, requiring a listed company to have stockholders’ equity of (i) at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years; (ii) at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years; and (iii) at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively. While we successfully resolved such deficiency in October 2025 in connection with a compliance plan agreed to with NYSE American, if we fail to maintain continued listing standards and the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain any additional financing to fund our operations that we may need.

We may issue additional shares of our common stock, other series or classes of preferred stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of our common stock, other series or classes of preferred stock, units, warrants or other equity securities of equal or senior rank in the future in order to fund our operations, provide working capital and for other purposes, including in connection with, among other things, repricing of warrants or other outstanding securities. These issuances of additional securities shall occur without stockholder approval in most circumstances. Our issuance of additional shares of our common stock, preferred stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in NovaBay will decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and/or

●	the market price of your shares of common stock may decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset post-change taxable income is subject to annual limitations. Since our formation, we have raised capital through the issuance of capital stock on numerous occasions which, together with subsequent transfers of our stock by stockholders, have resulted in ownership shifts within the meaning of Section 382. We believe that we experienced an ownership change during 2025 and, accordingly, our pre-change NOLs and other tax attributes are expected to be subject to significant limitations under Section 382. We have not yet completed a formal study to determine the precise amount of the applicable limitation. As a result, our ability to utilize pre-change NOLs and other tax attributes in future periods may be materially restricted. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382, which could further limit the availability of our tax attributes.

Our stockholders may experience significant dilution as a result of the potential exercise of outstanding pre-funded warrants.

We have a significant number of Company pre-funded warrants that are or will be exercisable into shares of our common stock. As of March 16, 2026, there were pre-funded warrants exercisable for 168,620,309 shares of common stock. As of March 16, 2026, we had 26,625,029 shares of common stock issued and outstanding. Accordingly, upon the exercise of some or all of the pre-funded warrants, as well as the exercise of stock options and other equity based awards that have been or will be issued and/or granted by us, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders could experience significant dilution.

We do not expect to pay dividends  in the future, and any return on investment may be limited to the value of our stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on our financial condition and other business and economic factors affecting us at such time as our Board may consider relevant.

Changes in our senior executive management team could adversely affect our ability to operate our business segments.

Our ability to operate our blockchain-based strategy and our wound care business in a cost effective and efficient manner depends, in large part, on the continued service of our senior executive management team and the experience they bring to this segment. Furthermore, our ability to operate and manage our blockchain-based strategy depends upon our ability to attract and retain highly qualified personnel, including members of our executive team or other key personnel. The loss of the services of any of our executive officers or key employees, or our inability to find suitable replacements, could result in significant disruptions to our operations and management of our digital assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Many aspects of our business depend on the availability, integrity, and security of our information systems and digital infrastructure, including systems used to record, process, and report financial information and to support our operations within open digital financial networks. Following our business realignment during and subsequent to 2025, our operations increasingly involve the accumulation and deployment of operating digital assets within blockchain networks to provide protocol-level services, including staking, governance participation, validation, and related activities. As a result, our cybersecurity risk profile includes risks associated with blockchain-based networks, digital asset custody, private-key management, smart contracts, and reliance on third-party service providers that support digital asset operations. Our cybersecurity risk management program is informed by established security frameworks, such as the NIST Cybersecurity Framework, and includes an annual enterprise risk assessment that addresses cybersecurity risks. The program encompasses documented policies, procedures, and standards governing information security, digital asset management, and incident response. We do not maintain in-house information technology or cybersecurity personnel and instead rely on established third-party providers for enterprise software, cloud-based services, and digital asset infrastructure. Management seeks to engage service providers with experience, security practices, and operational controls appropriate to our size, operating model, and risk framework.

Our cybersecurity risk management approach is designed to be proportional to the Company’s scale and complexity and emphasizes preventative controls, access management, and oversight of third-party service providers. In the event of a cybersecurity incident or digital-asset-related security event, we would primarily rely on the incident response, remediation, and recovery capabilities of our service providers, together with oversight by management. The Company maintains cybersecurity insurance coverage designed to address certain losses and liabilities arising from cybersecurity incidents.

Governance

Oversight of cybersecurity risk is provided by Company management, including our Chief Executive Officer and Chief Financial Officer. Our Board of Directors oversees cybersecurity risk as part of its broader oversight of enterprise risk, including risks related to technology infrastructure and digital asset operations. In connection with our business realignment, the Board has established a Digital Asset Strategy Advisory Committee, which provides additional oversight with respect to risks associated with the Company’s participation in blockchain networks and deployment of operating digital assets.

The Board receives updates from management regarding cybersecurity risks and related matters as appropriate. Escalation procedures are in place to ensure that cybersecurity incidents are reported to the Board or any relevant subcommittees, depending on the nature and severity of the incident. Given the Company’s size and operating model, cybersecurity oversight is integrated into the Board’s general risk oversight responsibilities rather than managed through a dedicated cybersecurity committee.

Management considers cybersecurity risks as part of its overall risk management process and elevates matters to the Board when appropriate.

Cybersecurity Risks

Our cybersecurity risks include risks arising from unauthorized access to information systems, data breaches, malware or ransomware attacks (including those leveraging artificial intelligence), phishing or social-engineering attempts (including AI-generated content such as deepfakes), supply chain attacks, and failures or security incidents involving third-party service providers. In addition, our operations within blockchain networks expose us to risks specific to digital assets, including the loss, theft, or compromise of private keys; vulnerabilities in smart contracts or protocol-level code; outages or disruptions affecting blockchain networks or validators; and cybersecurity incidents at custodians or other digital asset infrastructure providers. We also recognize that cybersecurity insurance coverage may have limitations and may not fully cover all losses arising from such incidents.

A cybersecurity incident or digital-asset-related security event could result in financial loss, operational disruption, reputational harm, regulatory scrutiny, legal liability, or other adverse consequences. While we maintain controls and rely on third-party providers designed to mitigate these risks, such measures may not prevent all cybersecurity incidents.

As of the date of this Annual Report, we are not aware of any cybersecurity incidents, including incidents related to our digital asset operations, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For additional information regarding cybersecurity-related risks, see “Item 1A—Risk Factors.”

ITEM 2.	PROPERTIES

Our principal executive offices and administrative operations are located at 2000 Powell Street, Suite 1150, Emeryville, California. In total, we lease approximately 7,675 square feet of office space in the facility pursuant to the Lease expiring on July 31, 2027.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of December 31, 2025, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of the date of this filing, there were no matters, except as set forth below, that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings and Threatened Legal Proceedings Related to the January 2026 Private Placement

In connection with the January 2026 Private Placement and following the filing of the definitive proxy statement filed with the SEC on February 10, 2026 (the “Definitive Proxy Statement”), the Company received a class action complaint on behalf of a purported Company stockholder (the “Stockholder Complaint”) alleging breach of fiduciary duty related to claimed deficiencies regarding the disclosures contained in the Definitive Proxy Statement. While the Company believes that the disclosures set forth in the Definitive Proxy Statement complied fully with all applicable law and denies the allegations in the Stockholder Complaint, in order to moot the purported stockholder’s disclosure claims, avoid nuisance and possible expense and disruption to the January 2026 Private Placement, and provide additional information to its stockholders, the Company voluntarily supplemented certain disclosures in the Definitive Proxy Statement on March 2, 2026. On March 17, 2026, the Company filed a motion to dismiss the Stockholder Complaint. The outcome of this matter is uncertain, and the Company cannot reasonably estimate the possible loss or range of loss, if any, at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American, under the symbol “NBY.”

Holders

As of March 16, 2026, there were approximately 97 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have not paid regular cash dividends on our common stock and do not currently expect to do so in the near future. In 2025, following a comprehensive realignment of our business, we declared a one-time special cash dividend of $4.00 per share, or approximately $4.8 million in the aggregate, which was paid on September 29, 2025 to stockholders of record as of September 15, 2025. We currently expect to retain future earnings primarily for use in the remaining operations of our business; therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the Board deems relevant.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part II, Item 8 of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the Avenova Asset Divestiture, the PhaseOne Divestiture and future strategic direction of our Company, as well as many other factors, including those set forth under the section entitled “Risk Factors” in Part I, Item 1A. and elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise or update any forward-looking statements after the date of this annual report, even if new information becomes available in the future.

Overview

During 2025, we completed a comprehensive realignment of our business. As part of this realignment, we adopted a capital allocation approach focused on acquiring and holding economically productive digital assets that enable participation in open, decentralized financial networks, subject to applicable risk, liquidity, governance, and regulatory considerations. Our primary objective is to preserve stockholder value and, over time, seek opportunities to enhance value through disciplined participation in such networks. We also continue to maintain a limited legacy wound care business.

Pursuant to oversight by our Board of Directors and our Digital Asset Strategy Advisory Committee established by our Board of Directors, our core business consists of the accumulation, holding, and deployment of operating digital assets for use within blockchain-based networks to support protocol-level services, including staking, governance participation, validation, and related activities. These activities may generate protocol-defined incentives, rewards, or service-based fees in accordance with network rules and governance-approved parameters. Our initial focus is on SKY, the protocol token of the decentralized Sky Protocol.

The Company holds digital assets as part of a long-term capital allocation strategy and does not engage in short-term speculative trading, proprietary trading strategies, margin arrangements, or derivatives transactions referencing digital assets unless expressly authorized by the Digital Asset Strategy Advisory Committee and supported by appropriate risk management, compliance, and liquidity controls.

Separately, we maintain cash, cash equivalents, and short-duration investments outside of our digital asset strategy to meet near-term operating requirements and liquidity needs.

January 2026 Private Placement

Subsequent to December 31, 2025, we completed the January 2026 Placement, consisting of the issuance of pre-funded warrants to purchase an aggregate of 167,539,227 shares of common stock in exchange for approximately $25.0 million in cash, 35,000,000 USDT and 16,000,000 USDS stablecoins (with an aggregate value of approximately $51.0 million at the time of the placement), and 943,599,690 SKY tokens (with an aggregate value of approximately $61.4 million at the time of the placement). The value of the stablecoins and SKY tokens was determined based on their respective fair values as of the closing date of the private placement. The proceeds of the private placement were received to further support the Company’s capital allocation strategy.

The Company has not established a specific target allocation for SKY or other digital assets. Decisions regarding the pace, size, and timing of any acquisitions or dispositions are driven by prevailing market conditions, liquidity considerations, risk controls established by management, and oversight by the Digital Asset Strategy Advisory Committee and the Board of Directors.

Digital Asset Holdings – SKY

As of March 16, 2026, the Company held approximately 2.1 billion SKY tokens. SKY tokens are a network-native digital asset that may be held and transferred through blockchain-based wallets and may be exchanged on trading venues that support SKY trading pairs.

The Sky Protocol is a decentralized, non-custodial software protocol built around the USDS stablecoin and governed by Sky ecosystem participants through on-chain governance processes. The protocol is implemented through open-source smart contracts deployed on the Ethereum blockchain. The Sky Protocol includes two primary native tokens: USDS, a collateral-backed stablecoin designed to maintain a soft peg to the U.S. dollar, and SKY, the protocol token used in governance and certain protocol-level economic mechanisms.

The market price of SKY is determined by supply and demand across network-based markets and may be volatile. Prices may fluctuate due to factors including protocol changes, governance decisions, market sentiment, macroeconomic conditions, and broader digital asset market dynamics.

Custody and Safeguarding of Digital Assets

We safeguard our digital assets through a combination of third-party custodial services and internally controlled wallet infrastructure. A portion of our SKY is held in custody accounts with a regulated digital asset custodian that serves as custodian of record under applicable law.

We also utilize internally controlled wallet infrastructure to manage private keys and execute on-chain transactions, including staking and other protocol interactions. Digital assets held through this infrastructure are controlled by the Company rather than held in trust by a third-party custodian.

Digital assets maintained outside of custodial accounts are generally limited to amounts necessary to facilitate protocol participation and transactional activity and are subject to internal controls designed to mitigate loss.

Governmental, Regulatory, and Accounting Considerations

The regulatory framework applicable to blockchain-based networks and digital assets continues to evolve in the United States and internationally. Regulatory developments affecting trading venues, custodians, or service providers may impact access, liquidity, or pricing of digital assets held by the Company. We monitor regulatory developments and adjust our policies, counterparties, and controls as appropriate.

Digital assets held by the Company will be subject to evolving accounting standards, and changes in market value and protocol participation may result in volatility in the Company’s financial results.

Discontinued Operations

As part of the comprehensive realignment of our business during 2024 and 2025, we completed the Avenova Asset Divestiture, the PhaseOne Divestiture, and the DERMAdoctor Divestiture, and decided to exit our involvement in the China NeutroPhase product line. The historical financial results of these businesses are reflected as discontinued operations in the Consolidated Financial Statements included in this annual report. See Notes 13, “Avenova Asset Divestiture and Bridge Loan,” 14 “PhaseOne Divestiture”, 15, “DERMAdoctor Divestiture” and 16, “Summary of Discontinued Operations” to the Consolidated Financial Statements in Part II, Item 8 of this annual report for additional details.

Financial Overview and Outlook

Based on funds available as of December 31, 2025, aggregate gross cash proceeds of approximately $25.0 million from the January 2026 Private Placement, net cash generated from the conversion of the stablecoins received in the January 2026 Private Placement into U.S. dollars, and $13.5 million in gross cash proceeds from issuances under the 2026 ATM Program between January 20, 2026 and March 16, 2026, management believes that the Company’s existing cash and cash equivalents will be sufficient to fund its planned operating expenses at least through March 19, 2027.

All of the stablecoins received in the January 2026 Private Placement were converted into U.S. dollars to support operating liquidity, and a significant portion was deployed to acquire additional SKY tokens. Subsequent to the January 2026 Private Placement and through March 16, 2026, the Company deployed approximately $70.7 million in cash to acquire approximately 1.1 billion SKY tokens.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenues and expenses during the reporting periods. In preparing these Consolidated Financial Statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

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

Common Stock Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and remeasures the warrants at each balance sheet date, with changes in estimated fair value recorded as a non-cash gain or loss in the Consolidated Statements of Operations.

The fair value of warrant liabilities is determined in accordance with ASC 820 using valuation techniques that are appropriate based on the specific terms and economic characteristics of each warrant instrument. Depending on the nature of the warrants, valuation techniques may include option pricing models, such as the Black-Scholes option pricing model, or intrinsic value calculations.

Warrants that contain nominal exercise prices are economically similar to common stock, and do not require assumptions related to volatility, expected term, or other option-pricing inputs are generally measured based on intrinsic value, calculated as the excess of the Company’s common stock price over the exercise price, multiplied by the number of warrant shares outstanding. Other warrant instruments may require the use of option pricing models that incorporate assumptions such as expected volatility, risk-free interest rates, expected term, and dividend yield.

The determination of the appropriate valuation technique and the related assumptions requires significant judgment. Changes in the Company’s stock price, volatility, or other valuation inputs could materially affect the recorded fair value of warrant liabilities and the related non-cash gains or losses recognized in the Consolidated Statements of Operations. See additional information in Note 9, “Common Stock Warrants and Warrant Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Impairment of Assets

We review long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgment in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as economic conditions, probability of success, and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded during 2025 as further described in Notes 2, “Summary of Significant Accounting Policies;” and 6, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Digital Assets

The Company did not hold any digital assets as of and during the years ended December 31, 2025 and 2024. Subsequent to December 31, 2025, in January 2026, the Company entered into the January 2026 Private Placement pursuant to which it received digital assets, including stablecoins and SKY tokens, and subsequently engaged in purchases and sales of such digital assets.

Digital assets acquired in connection with the January 2026 Private Placement and subsequent transactions will be accounted for in accordance with applicable U.S. GAAP and other authoritative accounting guidance in effect at the time, including Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, which established Subtopic 350-60 within ASC 350, Intangibles—Goodwill and Other, where applicable. Depending on the nature of the digital assets held and the Company’s specific facts and circumstances—including the Company’s activities (such as staking or other yield-generating activities), the contractual terms of related arrangements, and the Company’s relationships with counterparties—the Company may apply different accounting models. Such models could include digital assets held at fair value with changes in fair value recognized in earnings under applicable crypto-asset guidance or, if such guidance is not applicable, accounting under other relevant U.S. GAAP models, including accounting for certain digital assets as indefinite-lived intangible assets measured at historical cost and evaluated for impairment. The applicable accounting framework may differ depending on the specific facts and circumstances, and the resulting classification, measurement, and presentation could materially affect the Company’s financial position and results of operations, including potential variability in reported results.

Results of Operations

Comparison of years ended December 31, 2025 and 2024 (in thousands)

	For the years ended December 31,		Dollar	Percent
Statement of Operations	2025	2024	Change	Change

Operating expenses:
General and administrative	$7,585	$7,379	206	3%
Impairment of long-lived assets	854	—	854	—
Total operating expenses	8,439	7,379	1,060	14%
Operating loss	(8,439)	(7,379)	(1,060)	14%

Non-cash (loss) gain on changes in fair value of warrant liability	(24,486)	114	(24,600)	(21,579%)
Accretion of interest and amortization of discounts on convertible notes	(277)	(904)	627	(69%)
Other expense, net	(20)	(581)	561	(97%)
Net loss from continuing operations	(33,222)	(8,750)	(24,472)	(280%)

Net income from discontinued operations, net of taxes	11,081	1,527	9,554	626%
Net loss	$(22,141)	$(7,223)	$(14,918)	(207%)

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture and the China NeutroPhase product line for the years ended December 31, 2025 and 2024 and from the DERMAdoctor Divestiture for the year ended December 31, 2024 have been aggregated and reported for each of these periods in the line item titled “Net income from discontinued operations, net of taxes” in the table above. Prior-period amounts have been revised to correct the presentation of the loss on the DERMAdoctor Divestiture and related divestiture proceeds, which were previously presented within continuing operations and are now reflected within discontinued operations. This revision did not affect total net loss, total net loss per share, total cash flows, or the Company’s financial position. See additional information in Notes 13, “Avenova Asset Divestiture and Bridge Loan;” 14, “PhaseOne Divestiture”, 15, “DERMAdoctor Divestiture” and 16, “Summary of Discontinued Operations” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

General and administrative

General and administrative expenses increased $0.2 million, or 3%, to $7.6 million for the year ended December 31, 2025, from $7.4 million for the year ended December 31, 2024. The increase was due primarily to higher legal costs associated with non-recurring strategic initiatives during the year ended December 31, 2025.

Impairment of Long-Lived Assets

During the year ended December 31, 2025, the Company recorded an impairment of $854 thousand related primarily to right-of-use assets and fixed assets associated with excess leased office capacity resulting from our strategic realignment. This impairment reflects actions taken to reduce our office space and streamline our cost structure following the realignment. No comparable impairment was recorded during the year ended December 31, 2024.

Non-cash (loss) gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a non-cash loss of $24.5 million for the year ended December 31, 2025 and a non-cash gain of $0.1 million for the year ended December 31, 2024. The warrant liability recorded during the year ended December 31, 2025 related to the October Pre-Funded Warrants. The warrant liability recorded during the year ended December 31, 2024 related to the December 2023 Warrants and the March 2024 Warrants. For additional information regarding warrant liabilities and their valuation, please see Note 9, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.3 million for the year ended December 31, 2025, compared to $0.9 million for the year ended December 31, 2024. The decrease reflects the elimination of the Secured Convertible Notes, which were outstanding during 2024 and carried higher interest and discount amortization, with only the Unsecured Convertible Notes outstanding during 2025. See additional discussion in Note 8, “Convertible Notes,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Other expense, net

Other expense, net was $20 thousand for the year ended December 31, 2025, compared to $0.6 million for the year ended December 31, 2024. The amounts recorded in each period primarily relate to separate and unrelated financing activities. The higher expense in 2024 reflects non-recurring financing-related costs incurred during that period.

Financial Condition, Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses as we pursue our strategic initiatives. Our net losses from continuing operations were $33.2 million and $8.8 million for the years ending December 31, 2025 and 2024, respectively. The net loss from continuing operations for the year ended December 31, 2025 included a non-cash loss of $24.5 million for an increase in warrant liability recorded in conjunction with the October Pre-Funded Warrants. As of December 31, 2025, our cash and cash equivalents were $8.0 million, compared to $0.4 million as of December 31, 2024.

Based on funds available as of December 31, 2025, aggregate gross cash proceeds of approximately $25.0 million from the January 2026 Private Placement, net cash generated from the conversion of all stablecoins received in the January 2026 Private Placement into U.S. dollars, and $13.5 million in gross cash proceeds from issuances under the 2026 ATM Program between January 20, 2026 and March 16, 2026, management believes that the Company’s existing cash and cash equivalents will be sufficient to fund its planned operating expenses at least through March 19, 2027.

All of the stablecoins received in the January 2026 Private Placement were converted into U.S. dollars to support operating liquidity, and a significant portion was deployed to acquire additional SKY tokens. Subsequent to the January 2026 Private Placement and through March 16, 2026, the Company deployed approximately $70.7 million in cash to acquire approximately 1.1 billion SKY tokens.

Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $8.4 million for the year ended December 31, 2025, which consisted primarily of a net loss from continuing operations of $33.2 million, adjusted by stock-based compensation expenses related to employee and director stock awards of $29 thousand, non-cash loss on changes in fair value of warrant liabilities of $24.5 million, non-cash right-of-use amortization of $0.1 million, right-of-use impairment of $0.9 million, accretion of interest and amortization of debt discounts on convertible notes of $0.2 million, and a net increase of $1.0 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $7.5 million for the year ended December 31, 2024, which consisted primarily of a net loss from continuing operations of $8.8 million, adjusted by stock-based compensation expenses related to employee and director stock awards of $0.1 million, non-cash loss on extinguishment of Secured Convertible Note of $13 thousand, non-cash expense incurred to obtain consent of Secured Convertible Note (as defined in Note 8, “Convertible Notes”) holders to release collateral for the DERMAdoctor Divestiture of $0.4 million, non-cash loss on modifications of warrants of $69 thousand, non-cash gain on changes in fair value of warrant liabilities of $0.1 million, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash right-of-use amortization of $0.3 million, accretion of interest and amortization of debt discounts on convertible notes of $0.9 million, and a net increase of $0.5 million in our net operating assets and liabilities of continuing operations.

Cash Used in Investing Activities, Continuing Operations

The Company reported no cash used in or provided by investing activities for the years ended December 31, 2025 and 2024.

Cash Provided by Financing Activities, Continuing Operations

Net cash provided by financing activities from continuing operations was $4.6 million for the year ended December 31, 2025, which included net proceeds of $5.8 million from the 2025 Preferred Stock Purchase Agreement (as defined in Note 7, “Financing Activities”), net proceeds of $5.9 million from the October 2025 Pre-Funded Warrants, repurchase of warrants of $2.0 million, repayment of $0.5 million for the Bridge Loan, net proceeds of $0.9 million from exercise of warrants, payment on redemption of Series F Preferred Stock of $0.2 million and payment of a Special Dividend of $4.8 million.

Net cash provided by financing activities from continuing operations was $1.5 million for the year ended December 31, 2024, which included repayment of $2.0 million for the Secured Convertible Notes, net proceeds of $2.9 million from the 2024 Public Offering (as defined in Note 7, “Financing Activities”), net proceeds of $0.2 million from the 2024 Warrant Reprice transaction, and the Bridge Loan of $0.5 million.

Additional information on Financing Activities can be found in Notes 7 to 10 in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Net Operating Losses and Tax Credit Carryforwards

We believe that we experienced an ownership change during 2025 and, as a result, our pre-change net operating loss (“NOL”) carryforwards became subject to significant limitations under Section 382 of the Internal Revenue Code. As of December 31, 2025, we had federal and state NOL carryforwards of approximately $2.9 million and $348 thousand, respectively, primarily generated subsequent to the 2025 ownership change. Our federal NOLs may be carried forward indefinitely but are generally limited to offsetting 80% of taxable income in any given year. The state NOL carryforwards begin to expire in 2045. As of December 31, 2025, we had no federal or state tax credit carryforwards.

Future changes in our stock ownership, including transactions completed subsequent to year end such as the January 2026 Private Placement, could result in an additional ownership change under Section 382, which could further limit our ability to utilize our remaining tax attributes. Any such limitation could result in the expiration of carryforwards before they are utilized.

Inflation

Our costs and operating expenses are subject to fluctuations, particularly due to changes in the cost of labor and service providers. Under our digital asset strategy, our exposure to inflationary pressures is reduced relative to our prior pharmaceutical operations; however, inflation may affect general and administrative costs, third-party service fees, and the broader economic environment in which digital asset markets operate. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Known Trends and Uncertainties

Our shift to a digital asset strategy introduces exposure to certain known trends and uncertainties that may materially affect our financial condition and results of operations in future periods. These include: (i) volatility in the market price of SKY and other digital assets, which could result in significant fluctuations in the reported fair value of our digital asset holdings; (ii) evolving regulatory frameworks applicable to digital assets, stablecoins, and related activities, which could impose new compliance obligations or restrict certain activities; (iii) uncertainty regarding the accounting treatment of digital assets as well as staking rewards and protocol participation income; and (iv) liquidity risk associated with converting digital asset holdings to cash or cash equivalents. We continue to monitor these trends and uncertainties and may adjust our strategy, capital allocation, or operations as circumstances warrant. See “Risk Factors” in Part I, Item 1A for additional discussion of these and other risks.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2025 or December 31, 2024 as defined in Item 303(b) of SEC Regulation S-K.

Contractual Obligations

In the normal course of business, we have historically entered into contracts and commitments that obligate us to make payments in the future and we expect to enter into contracts and commitments on behalf of the Company in connection with pursuing other strategic alternatives.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2025, our market risk consisted principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because our current liquid assets at December 31, 2025 were held in cash and cash equivalents.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital, assurance of liquidity needs, best available return on invested capital, and minimization of capital taxation. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds, Treasury bills, Treasury notes, certificates of deposit, commercial paper, and corporate and municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2025, a 10% change in interest rates would have had an immaterial effect on the value of our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

With most of our focus on the domestic U.S. market, we have not had any material exposure to foreign currency rate fluctuations.

While the Company did not hold digital assets as of December 31, 2025, the Company’s market risk profile is expected to evolve as it implements its digital asset strategy, including exposure to market price volatility associated with such assets. In January 2026 the Company entered into the January 2026 Private Placement pursuant to which it received digital assets, including stablecoins and SKY tokens, and subsequently engaged in purchases and sales of such digital assets. Digital assets acquired in connection with the January 2026 Private Placement and subsequent transactions will be accounted for in accordance with applicable U.S. GAAP and other authoritative accounting guidance in effect at the time, including Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, which established Subtopic 350-60 within ASC 350, Intangibles—Goodwill and Other, where applicable. Depending on the nature of the digital assets held and the Company’s specific facts and circumstances—including the Company’s activities (such as staking or other yield-generating activities), the contractual terms of related arrangements, and the Company’s relationships with counterparties—the Company may apply different accounting models. Such models could include digital assets held at fair value with changes in fair value recognized in earnings under applicable crypto-asset guidance or, if such guidance is not applicable, accounting under other relevant U.S. GAAP models, including accounting for certain digital assets as indefinite-lived intangible assets measured at historical cost and evaluated for impairment. The applicable accounting framework may differ depending on the specific facts and circumstances, and the resulting classification, measurement, and presentation could materially affect the Company’s financial position and results of operations, including potential variability in reported results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth below. Our financial information is set forth in Item 7 of this annual report and is hereby incorporated into this Item 8 by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NovaBay Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NovaBay Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne, as described in Notes 13 and 14, and the retrospective adjustments to share and per share data as a result of the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole

We also have audited the adjustments described in Note 15 that were applied to revise the 2024 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2026.

Philadelphia, PA

March 19, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NovaBay Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne described in Notes 13 and 14, the retrospective adjustments to share and per share data as a result of the reverse stock split as described in Note 1, as well as the correction of the error described in Note 15, the accompanying consolidated balance sheet of NovaBay Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2024 (collectively referred to as the “consolidated financial statements”) (the consolidated financial statements before the effects of the adjustments discussed in Notes 1, 13, 14, and 15 are not presented herein). In our opinion, except for the error described in Note 15, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne described in Notes 13 and 14 and the retrospective adjustments to share and per share data as a result of the reverse stock split as described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne described in Notes 13 and 14 or the retrospective adjustments to share and per share data as a result of the reverse stock split as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 15 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, the Company is seeking approval from its stockholders to dissolve and distribute all remaining assets to stockholders. Management has determined that it is in the best interest of the Company and its stockholders to continue pursuing the voluntary Dissolution pursuant to the Plan of Dissolution and management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Product Returns

Description of the Matter

As described in Note 2 of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, when recognizing revenue from product sales, the Company makes an estimate of the amount of consideration the Company expects to be entitled to receive. Upon recognition of these product sales, the Company records an estimate for variable consideration consisting of service fees, discounts, rebates, and product returns, resulting in a reduction in product revenue. The variable consideration provisions are recorded within accrued liabilities in the same period that the related revenue is recognized. Liabilities related to the allowance for product returns involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include historical sales and return rates and inventory levels in the distribution channel, as well as existing return policies with customers.

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2010 through January 2026.

New York, New York

April 2, 2025

PCAOB ID Number 100

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$7,958	$430
Prepaid expenses and other current assets	717	272
Current assets, discontinued operations	—	1,233
Total current assets	8,675	1,935
Operating lease right-of-use assets	—	955
Other assets	360	524
Other assets, discontinued operations	—	9
TOTAL ASSETS	$9,035	$3,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$257	$109
Accrued liabilities	396	581
Bridge Loan	—	500
Unsecured Convertible Notes, net of discounts	67	65
Operating lease liabilities	422	398
Current liabilities, discontinued operations	—	1,190
Total current liabilities	1,142	2,843
Warrant liabilities, at fair value	30,432	—
Operating lease liabilities-non-current	287	709
Total liabilities	31,861	3,552
Commitments and contingencies (Note 6)

Mezzanine (temporary) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series F Preferred Stock; 1,347 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	350	—

Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 and 1 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	6
Common stock, $0.01 par value; 1,500,000 shares authorized, 25,216 and 977 shares issued and outstanding at December 31, 2025 and 2024, respectively*	252	10
Additional paid-in capital*	186,981	183,312
Accumulated deficit	(210,415)	(183,457)
Total stockholders’ deficit	(23,176)	(129)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,035	$3,423

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2025	2024 (As Revised)

Operating expenses
General and administrative	$7,585	$7,379
Impairment of long-lived assets	854	—
Total operating expenses	8,439	7,379
Operating loss	(8,439)	(7,379)

Non-cash (loss) gain on changes in fair value of warrant liability	(24,486)	114
Accretion of interest and amortization of discounts on convertible notes	(277)	(904)
Other expense, net	(20)	(581)
Net loss from continuing operations	$(33,222)	$(8,750)

Net income from discontinued operations, net of taxes	11,081	1,527
Net loss	$(22,141)	$(7,223)
Less: Increase to accumulated deficit due to adjustment to common stock warrants exercise price	—	(1,005)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion prices	—	(380)
Net loss attributable to common stockholders	$(22,141)	$(8,608)

Weighted average shares outstanding:
Basic (and diluted for net loss)*	5,820	679
Diluted (loss) earnings per share attributable to common stockholders

Basic and diluted net loss per share
Basic loss per share from continuing operations*	$(5.70)	$(14.93)
Basic earnings per share from discontinued operations*	1.90	2.25
Basic (loss) earnings per share attributable to common stockholders*	$(3.80)	$(12.68)

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands)

									Total
	Redeemable						Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2023	7	$1,950	7	$1,950	64	$1	$176,212	$(174,849)	$3,314
Net loss	—	—	—	—	—	—	—	(7,223)	(7,223)
Conversion of Series B Preferred Stock to common stock	(5)	(268)	(5)	(268)	125	1	267	—	—
Conversion of Series C Preferred Stock to common stock	(1)	(1,676)	(1)	(1,676)	41	—	1,676	—	—
Adjustment of Series C Preferred Stock conversion price	—	—	—	—	—	—	380	(380)	—
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	—	—	—	—	—	—	69	—	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	—	—	—	—	18	—	130	—	130
Reclassification of December 2023 Warrants from liability	—	—	—	—	—	—	212	—	212
Reclassification of March 2024 Warrant from liability	—	—	—	—	—	—	100	—	100
Reclassification of embedded derivative liability	—	—	—	—	—	—	242	—	242
Shares issued for 35:1 reverse stock split due to rounding feature	—	—	—	—	21	—	—	—	—
Issuance of common stock and pre-funded warrants in the 2024 Public Offering, net of issuance cost	—	—	—	—	299	3	2,855	—	2,858
Exercise of pre-funded warrants	—	—	—	—	409	5	16	—	21
Adjustment to common stock warrant exercise price	—	—	—	—	—	—	1,005	(1,005)	—
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	—	—	148	—	148
Balance at December 31, 2024	—	$—	1	$6	977	$10	$183,312	$(183,457)	$(129)
Net loss	—	—	—	—	—	—	—	(22,141)	(22,141)
Issuance of Series D Preferred Stock, net of offering costs	—	—	481	3,786	—	—	—	—	3,786
Conversion of Series D Preferred Stock to common stock	—	—	(481)	(3,786)	15,400	154	3,632	—	—
Issuance of Series E Preferred Stock, net of offering costs	—	—	269	2,049	—	—	—	—	2,049
Conversion of Series E Preferred Stock to common stock	—	—	(269)	(2,049)	8,600	86	1,963	—	—
Issuance of Series F Preferred Stock and Cancellation of Warrants in conjunction with Series F Agreements	1,987	525	—	—	—	—	(1,484)	—	(1,484)
Deemed Capital Contribution pursuant to Series F Agreements	—	—	—	—	—	—	434	—	434
Redemption of Series F Preferred Stock	(640)	(175)	—	—	—	—	—	—	—
Conversion of Unsecured Convertible Notes to common stock	—	—	—	—	14	—	246	—	246
Exercise of warrants	—	—	—	—	224	2	850	—	852
Repurchase of Warrants	—	—	—	—	—	—	(2,001)	—	(2,001)
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	—	—	29	—	29
Vesting of director RSU awards	—	—	—	—	1	—	—	—	—
Dividend Paid ($4.00 per share of common stock)	—	—	—	—	—	—	—	(4,817)	(4,817)
Balance at December 31, 2025	1,347	$350	1	$6	25,216	$252	$186,981	$(210,415)	$(23,176)

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOVABAY PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2025	2024 (As Revised)

Operating activities:
Net loss	$(22,141)	$(7,223)
Net income from discontinued operations, net of taxes	(11,081)	(1,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense related to employee and director stock awards	29	148
Non-cash loss on extinguishment of Secured Convertible Note	—	13
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	—	368
Non-cash loss (gain) on changes in fair value of warrant liability	24,486	(114)
Non-cash loss on changes in fair value of embedded derivative liability	—	18
Non-cash loss on modifications of warrants	—	69
Non-cash right-of-use amortization	140	341
Non- cash impairment of long-lived assets	854	—
Amortization of debt discounts on convertible notes	248	873
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(445)	(65)
Other assets	(85)	28
Accounts payable and accrued liabilities	(37)	(57)
Operating lease liabilities	(398)	(369)
Net cash used in operating activities, continuing operations	(8,430)	(7,497)

Financing activities:
Net proceeds from issuance of Series D Preferred Stock	3,786	—
Net proceeds from issuance of Series E Preferred Stock	2,049	—
Cash payment pursuant to warrant exchange	(525)	—
Proceeds from Warrants Exercise	852	247
Proceeds from issuance of October 2025 pre-funded warrants	5,946	—
Proceeds from issuance of common stock and pre-funded warrants the 2024 Public Offering, net of issuance costs	—	2,858
Proceeds from Bridge Loan	—	500
Payment on Bridge Loan	(500)	—
Payments on Secured Convertible Notes	—	(1,991)
Payments on warrants purchase	(2,001)	—
Payment on redemption of Series F Preferred Stock	(175)	—
Dividend paid	(4,817)	—
Cash debt issuance cost	—	(115)
Net cash provided by financing activities, continuing operations	4,615	1,499

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(3,815)	(5,998)
Net increase in cash and cash equivalents, discontinued operations	11,133	3,299
Net decrease in cash, cash equivalents and restricted cash, consolidated	7,318	(2,699)
Cash, cash equivalents and restricted cash, beginning of year	907	3,606
Cash, cash equivalents and restricted cash of continuing operations, end of year	$8,225	$907

	For the years ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid in continuing operations	$8	$130

	For the years ended December 31,
	2025	2024
Supplemental disclosure of non-cash information:
Conversions of preferred stock to common stock	$5,835	$1,944
Cancellation of Common Stock Warrants pursuant to Series F Agreements	1,484	—
Deemed Capital Contribution pursuant to Series F Agreements	434	—
Conversion of Unsecured Convertible Notes to common stock	246	—
Down round feature adjustments related to common stock warrants	—	1,005
Down round feature adjustments related to preferred stock	—	380
Warrant liabilities transferred to equity	—	312
Derivative liability related to Unsecured Convertible Notes transferred to equity	—	242
Issuance of derivative liability in conjunction with Unsecured Convertible Notes	—	224

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOVABAY PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1. ORGANIZATION

NovaBay Pharmaceuticals, Inc. (the “Company” or “our,” “we,” or “us”) was previously focused on the development and sale of eyecare, wound care, and skin care products.

●	The Avenova Asset Divestiture closed on January 17, 2025 in which we sold our primary eyecare business (see Note 13, “Avenova Asset Divestiture and Bridge Loan”);
●	The PhaseOne Divestiture closed on January 8, 2025 in which we sold our PhaseOne trademark (see Note 14, “PhaseOne Divestiture”); and
●	The DERMAdoctor Divestiture closed on March 12, 2024 in which we sold our primary skin care business (see Note 15, “DERMAdoctor Divestiture”).

During 2025, the Company completed a comprehensive realignment of its business and adopted a capital allocation approach focused on acquiring and holding digital assets that enable participation in decentralized financial networks, subject to applicable risk, liquidity, governance, and regulatory considerations. As part of this strategy, the Company intends to accumulate and hold digital assets for participation in blockchain-based networks, which may involve staking, governance participation, or other protocol-level activities. Such activities, when undertaken, may generate protocol-defined incentives or rewards in accordance with network rules.

The Company is incorporated under the laws of the State of Delaware. The Company has one operating and reportable segment encompassing its consolidated operations as of December 31, 2025.

Subsequent to December 31, 2025, on February 20, 2026, we effected a 1-for-5 Reverse Stock Split. Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this annual report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Discontinued Operations

Historical financial results related to each of the businesses and assets divested above are now presented as discontinued operations in our Consolidated Financial Statements (see Note 13, “Avenova Asset Divestiture and Bridge Loan”; Note 14, “PhaseOne Divestiture”; Note 15, “DERMAdoctor Divestiture” and Note 16, “Summary of Discontinued Operations”).

Liquidity

Based on funds available as of December 31, 2025, aggregate gross cash proceeds of approximately $25.0 million from the January 2026 Private Placement, net cash generated from the conversion of all of the stablecoins received in the January 2026 Private Placement into U.S. dollars, and $13.5 million in gross cash proceeds from issuances under the 2026 ATM Program between January 20, 2026 and March 16, 2026, management believes that the Company’s existing cash and cash equivalents will be sufficient to fund its planned operating expenses at least through March 19, 2027. However, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control.

All of the stablecoins received in the January 2026 Private Placement were converted into U.S. dollars to support operating liquidity, and a significant portion was deployed to acquire additional SKY tokens. Subsequent to the January 2026 Private Placement and through March 16, 2026, the Company deployed approximately $70.7 million in cash to acquire approximately 1.1 billion SKY tokens.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its former wholly owned subsidiary, DERMAdoctor, which was fully divested on March 12, 2024, as of and for the year ended December 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. See also Note 15, “DERMAdoctor Divestiture.” The accompanying Consolidated Financial Statements include only the accounts of the Company as of and for the year ended December 31, 2025.

Assets Held for Sale

The Company classifies long-lived assets or disposal groups as held for sale when management commits to a plan to sell and all criteria in ASC 360 are met, including availability for immediate sale, active marketing, and probable sale within one year. If shareholder approval is required, the held-for-sale criteria are not considered met until such approval is obtained. Assets and liabilities classified as held for sale are presented separately in the consolidated balance sheets. Prior periods are reclassified to conform to current presentation.

Discontinued Operations

A component of the Company is reported as a discontinued operation when it has been disposed of or classified as held for sale and the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results in accordance with ASC 205-20. Results of discontinued operations, including any gain or loss on disposal, are presented separately from continuing operations in the consolidated statements of operations for all periods presented. Prior periods are reclassified to conform to current presentation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these Consolidated Financial Statements to conform to current period classifications.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions for valuing warrants, assumptions for valuing derivative liabilities, long-lived asset impairments, stock-based compensation, income taxes and other contingencies.

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

Segment Information

The Company has one operating and reportable segment encompassing its consolidated operations as of December 31, 2025 and 2024. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The measurement of segment profit or loss is the net loss from continuing operations, as reported in the consolidated statements of operations. The measurement of segment assets is total consolidated assets, as reported on the consolidated balance sheet. The CODM allocates resources and assesses performance on a consolidated basis and is not regularly provided with disaggregated actual expense information beyond that included in the consolidated financial statements.

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents were held in major financial institutions in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$7,958	$430
Restricted cash included in other assets	267	477
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$8,225	$907

The restricted cash amount included in other assets on the Consolidated Balance Sheets represents amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits of cash, cash equivalents and restricted cash with major financial institutions in the United States.

The Company has a significant amount of its cash balances at a major financial institution which exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company did not hold any digital assets as of December 31, 2025. Subsequent to year end, in connection with the January 2026 Private Placement and related transactions, the Company acquired and accumulated a significant position in SKY tokens. The concentration of the Company’s assets in SKY tokens increases the Company’s exposure to price volatility and other risks associated with the SKY token. See Note 19, “Subsequent Events,” for additional information regarding these transactions and related activities.

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

See additional information in Note 3, “Fair Value Measurements.”

Digital Assets

The Company did not hold any digital assets as of and during the years ended December 31, 2025 and 2024. Subsequent to December 31, 2025, in January 2026, the Company entered into the January 2026 Private Placement pursuant to which it received digital assets, including stablecoins and SKY tokens, and subsequently engaged in purchases and sales of such digital assets.

Digital assets acquired in connection with the January 2026 Private Placement and subsequent transactions will be accounted for in accordance with applicable U.S. GAAP and other authoritative accounting guidance in effect at the time, including Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, which established Subtopic 350-60 within ASC 350, Intangibles—Goodwill and Other, where applicable. Depending on the nature of the digital assets held and the Company’s specific facts and circumstances—including the Company’s activities (such as staking or other yield-generating activities), the contractual terms of related arrangements, and the Company’s relationships with counterparties—the Company may apply different accounting models. Such models could include digital assets held at fair value with changes in fair value recognized in earnings under applicable crypto-asset guidance or, if such guidance is not applicable, accounting under other relevant U.S. GAAP models, including accounting for certain digital assets as indefinite-lived intangible assets measured at historical cost and evaluated for impairment. The applicable accounting framework may differ depending on the specific facts and circumstances, and the resulting classification, measurement, and presentation could materially affect the Company’s financial position and results of operations, including potential variability in reported results.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the Consolidated Statements of Operations. The Company recorded $854 thousand and $0 thousand in long-lived assets impairment losses for the years ended December 31, 2025 and 2024, respectively. This included $39 thousand for fixed assets including leasehold improvements and $815 thousand for operating lease right-of-use assets for the year ended December 31, 2025. There was no impairment of long-lived assets for the year ended December 31, 2024.

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

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized in the Consolidated Balance Sheets as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

The Company recorded $815 thousand in impairment losses for the year ended December 31, 2025, related to operating lease right-of-use assets. There was no impairment losses related to leases for the year ended December 31, 2024.

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the Consolidated Statements of Operations. Warrants that contain nominal exercise prices are economically similar to common stock, and do not require assumptions related to volatility, expected term, or other option-pricing inputs are generally measured based on intrinsic value, calculated as the excess of the Company’s common stock price over the exercise price, multiplied by the number of warrant shares outstanding. The fair values of other warrants are determined using the Black-Scholes option pricing model and subject to a significant degree of management’s judgment. See Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions” and Note 9, “Common Stock Warrants and Warrant Liabilities,” subheading “Summary of Common Stock Warrant Liabilities.”

Preferred Stock

Preferred stock that is redeemable at the option of the holder or upon events not solely within the control of the Company is classified as mezzanine (temporary) equity in accordance with ASC 480-10-S99-3A. Such instruments are initially recorded at fair value, net of issuance costs, and are not accreted to redemption value unless redemption becomes probable.

Terms of the Company’s Preferred Stock have historically included a ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 10, “Stockholders’ Deficit”). The applicable ratchet provisions of the Company’s outstanding Series B Preferred Stock terminated during the year ended December 31, 2024. When a conversion price for outstanding Preferred Stock is adjusted under the ratchet, the Company records a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the ratchet anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Stock-Based Compensation

The Company’s stock-based compensation includes grants of stock options and restricted stock units (“RSUs”) to employees, consultants and non-employee directors. The expense associated with these grants is recognized in the Company’s Consolidated Statements of Operations based on their fair values as they are earned under the applicable vesting terms. For stock options granted, the fair value of the stock options is estimated using a Black-Scholes option pricing model. The Company accounts for RSUs issued to employees and non-employees (directors, consultants and advisory board members) based on the fair market value of the Company’s common stock on the date of issuance. See Note 11, “Stock-Based Compensation” for further information regarding stock-based compensation expense and the assumptions used in estimating the expense.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10. The Company recognizes the financial statement effects of a tax position only when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination by the relevant taxing authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets.

Income Tax Payments

Income taxes paid are presented as operating cash flows in the consolidated statements of cash flows. Refunds received are also presented within operating activities.

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

The following table provides a reconciliation of the numerator used for basic and diluted (loss) earnings per share (in thousands):

	For the years ended December 31,
	2025	2024
Numerator for basic and diluted income (loss) per share:
Net loss from continuing operations	$(33,222)	$(8,750)
Less: Increase to accumulated deficit due to adjustment to common stock warrants exercise price	—	1,005
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	380
Net loss from continuing operations attributable to common stockholders	$(33,222)	$(10,135)
Net income from discontinued operations, net of taxes	11,081	1,527
Net loss	$(22,141)	$(8,608)

The following outstanding Unsecured Convertible Notes, Preferred Stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	As of December 31,
	2025*	2024*
Shares issuable upon conversion of Unsecured Convertible Notes	7,143	21,429
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	3,013	3,013
Stock options and RSUs	18,201	1,372
Stock warrants	1,098,248	2,167,279
	1,126,605	2,193,093

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

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

Revenue is recognized in accordance with the amount of consideration which the Company expects to receive when control of the goods is transferred to the customer, which generally occurs upon delivery of the products to a third-party carrier who is delivering the products to the customer. The Company defers recognition for pre-payments until the Company’s performance obligations are satisfied.

Cost of Goods Sold

Cost of goods sold includes third-party manufacturing costs, shipping and handling costs, third-party fulfillment fees, and other costs associated with products sold. Cost of goods sold also includes any necessary allowances for excess and obsolete inventory as well as lower of cost and estimated net realizable value.

Recent Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-11, Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2025-11 is not expected to have an effect on our Consolidated Financial Statements, it is expected to result in incremental disclosures within the notes to our Consolidated Financial Statements. The Company is currently evaluating ASU 2025-11.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the statements of operations. ASU 2024-03 does not change the requirements for the presentation of expenses on the face of the statements of operations. Under ASU 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the statements of operations if they include any of the following expense categories: employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2024-03 is not expected to have an effect on our Consolidated Financial Statements, it is expected to result in incremental disclosures within the notes to our Consolidated Financial Statements. The Company is currently evaluating ASU 2024-03.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and disaggregation of income tax disclosures. The amendments primarily require (i) expanded income tax rate reconciliation disclosures using prescribed categories and (ii) disaggregation of income taxes paid, net of refunds, by federal, state and foreign jurisdictions, among other disclosure enhancements. The amendments do not change the recognition or measurement of income taxes under ASC 740. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows, but resulted in expanded income tax disclosures in the accompanying notes to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The adoption had no impact on the Company’s financial statements for the year ended December 31, 2025, as the Company held no crypto assets during the fiscal year. As described in Note 19, “Subsequent Events”, in January 2026 the Company entered into the January 2026 Private Placement pursuant to which it received digital assets, including stablecoins and SKY tokens, and subsequently engaged in purchases and sales of digital assets. Digital assets acquired in connection with the January 2026 Private Placement and subsequent transactions will be accounted for in accordance with ASU 2023-08. Depending on the nature of the digital assets held and the Company’s specific facts and circumstances—including the Company’s activities (such as staking or other yield-generating activities), the contractual terms of related arrangements, and the Company’s relationships with counterparties—the Company may apply different accounting models. Such models could include digital assets held at fair value with changes in fair value recognized in earnings under applicable crypto-asset guidance or, if such guidance is not applicable, accounting under other relevant U.S. GAAP models, including accounting for certain digital assets as indefinite-lived intangible assets measured at historical cost and evaluated for impairment. The applicable accounting framework may differ depending on the specific facts and circumstances, and the resulting classification, measurement, and presentation could materially affect the Company’s financial position and results of operations, including potential variability in reported results.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	As of	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$267	$267	$—	$—

Liabilities
Warrant liability	$30,432	$—	$30,432	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	As of	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$477	$477	$—	$—

The Company’s restricted cash held as a deposit is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The warrant liability is measured at fair value based on the intrinsic value of the warrants, which is determined using the quoted market price of the Company’s common stock at the measurement date. Because the warrants themselves are not actively traded and the valuation relies on observable market inputs other than quoted prices for identical instruments, the liability is classified within Level 2 of the fair value hierarchy.

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

For warrants with substantive exercise prices, fair value is determined using a Black-Scholes option pricing model as outlined below. Pre-funded warrants with a nominal exercise price are considered to be substantially intrinsic value instruments, as the exercise price is de minimis relative to the fair value of the underlying common stock. Accordingly, the fair value of such pre-funded warrants is based on the market price of the Company’s common stock less the nominal exercise price. See Note 9, “Common Stock Warrants” for additional information and the definitions of the Company’s warrants.

December 2023 Warrants
Measurement event	Stockholder Approval

Date	May 28, 2024
Total Value (in millions)	$0.2
Gain (Loss) (in thousands)	$(51)

Assumptions:
Exercise price	$43.75
Market price	$24.70
Volatility	83.9%
Risk-free rate	4.56%
Dividend yield	0.0%
Term (years)	5.1

	March	March
	2024	2024
	Warrant	Warrant
Measurement event	Reporting Date	Stockholder Approval
Date	March 31, 2024	May 28, 2024
Total Value (in millions)	$0.1	$0.1
Gain (Loss) (in thousands)	$21	$28

Assumptions:
Exercise price	$24.50	$24.50
Market price	$18.30	$24.70
Volatility	86.9%	83.9%
Risk-free rate	4.21%	4.56%
Dividend yield	0.0%	0.0%
Term (years)	5.5	5.3

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

	September 2022, November 2022, and May 2023 Warrants
Measurement event	Prior to amendment			After amendment
Date	June 14, 2024			June 14, 2024
Total Value (in thousands)	$66			$100
Loss (in thousands)	not applicable			$70

Assumptions:
Exercise price	$43.75	-	262.50	$12.50
Market price	$12.55			$12.55
Volatility	89.3%			89.3%
Risk-free rate	4.27	-	5.08%	4.27	-	5.08%
Dividend yield	0.0%			0.0%
Term (years)	1.0	-	4.4	1.0	-	4.4%

Warrant Down Round Feature Adjustment

Terms of the Company’s outstanding 2024 July Warrants included a down round feature adjustment whereby the applicable exercise price was automatically adjusted (see Note 7, “Financing Activities”). When the exercise price was adjusted, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the 2024 July Warrants immediately prior to the conversion price adjustment and (2) the fair value of the 2024 July Warrants immediately after the conversion price adjustment. Fair value was determined using a Black Scholes model, as outlined below.

	Series F-1
Measurement event	Prior to adjustment	After adjustment

Date	September 27, 2024	September 27, 2024
Total value (in millions)	$1.7	$1.9
Deemed dividend (in millions)	not applicable	$0.2

Assumptions:
Exercise price	$5.50	$3.30
Market price	$3.55	$3.55
Volatility	97.1%	97.1%
Risk-free rate	3.55%	3.55%
Dividend yield	0.0%	0.0%
Term (in years)	4.84	4.84

	Series F-2
Measurement event	Prior to adjustment	After adjustment

Date	September 27, 2024	September 27, 2024
Total value (in millions)	$0.2	$0.6
Deemed dividend (in millions)	not applicable	$0.4

Assumptions:
Exercise price	$5.50	$3.30
Market price	$3.55	$3.55
Volatility	97.1%	97.1%
Risk-free rate	4.64%	4.64%
Dividend yield	0.0%	0.0%
Term (in years)	0.34	0.34

	Series F-3
Measurement event	Prior to adjustment	After adjustment

Date	September 27, 2024	September 27, 2024
Total value (in millions)	$0.6	$1.0
Deemed dividend (in millions)	not applicable	0.4

Assumptions:
Exercise price	$5.50	$3.30
Market price	$3.55	$3.55
Volatility	97.1%	97.1%
Risk-free rate	4.10%	4.10%
Dividend yield	0.0%	0.0%
Term (in years)	0.84	0.84

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Series C Preferred Stock historically included a ratchet whereby the applicable conversion price could be adjusted (see Note 10, “Stockholders’ Deficit”). The applicable ratchet provisions of the Company’s outstanding Preferred Stock terminated during the year ended December 31, 2024. Prior to its termination, when a conversion price for outstanding Preferred Stock was adjusted under the ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the ratchet anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

	Series C Preferred Stock
Measurement event	Prior to ratchet	After ratchet
Date	March 24, 2024	March 24, 2024
Total value (a) (in millions)	$0.5	$0.9
Deemed dividend (in millions)	not applicable	$0.4

Assumptions:
Exercise price	$43.75	$24.50
Market price	$23.85	$23.85
Volatility	79.9%	79.9%
Risk-free rate	5.51%	5.51%
Dividend yield	0.0%	0.0%
Term (in years)	0.1	0.1

(a)	Includes value of incremental shares underlying preferred stock and adjusted for probability of occurrence.

Derivative liability Issued in Conjunction with Unsecured Convertible Notes

Upon issuance in March 2024, the Unsecured Convertible Notes contained a lender’s conversion option which represented an embedded call option requiring bifurcation as an embedded derivative liability at fair value (see Note 8, “Convertible Notes” for additional discussion). Fair value was determined using a Black Scholes model as outlined below.

	Unsecured Convertible Notes derivative	Unsecured Convertible Notes derivative
Measurement event	Issuance	Shareholder Approval
Date	March 25, 2024	May 28, 2024
Total value (in millions)	$0.2	$0.2
Gain (Loss) (in thousands)	not applicable	$(82)

Assumptions:
Exercise price	$24.50	$24.50
Market price	$22.55	$24.70
Volatility	86.9%	83.9%
Risk-free rate	4.54%	4.94%
Dividend yield	0.0%	0.0%
Term (years)	2.0	1.8

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid insurance	$299	$48
Deferred financing costs	241	-
Other	177	224
Total prepaid expenses and other current assets	$717	$272

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Taxes	$247	$—
Interest on Unsecured Convertible Notes	58	37
Employee payroll and benefits	33	360
Other	58	184
Total accrued liabilities	$396	$581

NOTE 6. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future payments. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, it has not recorded any liabilities for these agreements as of December 31, 2025 or December 31, 2024.

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, typically its suppliers and others, including in connection with capital raises transactions. Additionally, the Company provided for certain indemnification in conjunction with the Avenova Asset Divestiture (see Note 13, “Avenova Asset Divestiture and Bridge Loan”). Pursuant to these agreements, it generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with the use or testing of its products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The potential future payments the Company could be required to make under these indemnification agreements are unlimited. Historically, costs related to these indemnification provisions have been immaterial. The Company also maintains various liability insurance policies that limit its exposure. As a result, it believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2025 or December 31, 2024.

Legal Matters

From time to time, the Company is subject to various legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against the Company in a reporting period for an amount above expectations, the Company’s financial condition and operating results for that period may be adversely affected. As of December 31, 2025 and December 31, 2024, there were no legal matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. The Company recorded $815 thousand in impairment losses for the year ended December 31, 2025 related to operating lease right-of-use assets with no impairment loss for the year ended December 31, 2024

Lease costs for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the years ended December 31,
	2025	2024
Operating lease – expense	$207	$400
Operating lease – included in operating cash flow	389	426

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the years ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	1.6	2.6
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of December 31, 2025 were as follows (in thousands):

2026	444
2027	290
Total future minimum lease payments	734
Less: Imputed interest	(25)
Total	$709

Reported as:
Operating lease liability	$422
Operating lease liability- non-current	287
Total	$709

NOTE 7. FINANCING ACTIVITIES

October 2025 Pre-Funded Warrants

On October 16, 2025, the Company issued and sold pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase an aggregate of 1,081,082 shares of Common Stock, to R01 and Framework in two transactions for aggregate net proceeds of approximately $5.9 million The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are exercisable for shares of Common Stock at any time after January 1, 2026, subject to receipt of stockholder approval, which occurred on March 12, 2026.

2025 Preferred Stock Purchase Agreement

On August 19, 2025, the Company entered into a securities purchase agreement (the “2025 Preferred Stock Purchase Agreement”) that provides for the Company to sell in a private placement (i) an aggregate of 481,250 shares of Series D Preferred Stock convertible into an aggregate of 15.4 million shares of Common Stock for $3.85 million and (ii) after the Conversion Approval (as described below), an aggregate of 268,750 shares of Series E Preferred Stock convertible into an aggregate of 8.6 million shares of Common Stock for an additional $2.15 million.

The purchase of the 481,250 shares of Series D Preferred Stock was completed on August 19, 2025 at a price of $8.00 per share for aggregate gross proceeds of $3.9 million and net proceeds to the Company of $3.8 million after deducting $64 thousand of issuance costs (the “Initial Series D Preferred Purchase”).

Since the Common Stock is currently listed on the NYSE American, and among these requirements are Section 713(a) and (b) of the NYSE American Company Guide. Section 713(a) of the Company Guide requires stockholder approval in connection with any transaction, other than a public offering, involving the sale, issuance, or potential issuance, of common stock or securities convertible into common stock, equal to 20.0% or more of presently outstanding stock for less than the greater of book or market value. Section 713(b) of the Company Guide requires stockholder approval of a transaction, other than a public offering, involving the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into, or exercisable for, common stock) when the issuance or potential issuance of additional shares may result in a change of control of the issuer. As a result of the significant number of shares of Common Stock that may be issued upon the future conversion of the Series D Preferred Stock and Series E Preferred Stock compared to the currently issued and outstanding shares of Common Stock as provided above, the Company was required to obtain stockholder approval in accordance with the Company Guide Rule 713(a) and Rule 713(b) for the future conversion of the Series D Preferred Stock and the Series E Preferred Stock (the “Conversion Approval”) which the Company received in October 2025.

In October 2025, after the Conversion Approval, each share of Series D Preferred Stock automatically converted into 32 shares of Common Stock or an aggregate of 15.4 million shares of Common Stock. As of December 31, 2025, no shares of Series D Preferred Stock remained outstanding.

On October 16, 2025, after the Conversion Approval, pursuant to the 2025 Preferred Stock Purchase Agreement, the Company filed the certificate of designations relating to the Series E Preferred Stock and issued 268,750 shares to the Purchasers for gross proceeds of approximately $2.2 million (the “Series E Preferred Closing”). Each share of Series E Preferred Stock was eligible to convert at the option of the holder or, otherwise, automatically convert 30 business days after the Stockholder Approval, into 32 shares of Common Stock, for an aggregate of 8.6 million shares of Common Stock. On October 21, 2025, at the option of the Purchasers, all 268,750 shares of Series E Preferred Stock were converted into 8.6 million shares of Common Stock. As of December 31, 2025, no shares of Series E Preferred Stock remained outstanding.

2025 Warrant Exchange and Issuance of Series F Preferred Stock

On August 19, 2025, simultaneous with the signing of the 2025 Preferred Stock Purchase Agreement, the Company entered into warrant exchange agreements (the “Series F Agreements”) with each of Anson Investments Master Fund LP, Hudson Bay Capital Management LP and Armistice Capital, LLC (collectively, the “Series F Holders”). The Series F Agreements provide for the irrevocable surrender and cancellation of all warrants beneficially owned by the Series F Holders, in exchange for the Company issuing (i) an aggregate of 1,986,568 shares of Series F Preferred Stock and (ii) an aggregate cash payment of $525 thousand to the Series F Holders. Series F-1 through F-3 Warrants exercisable for an aggregate of 397,657 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements. The Series F Agreements also include a “most favored nations” provision that would increase the amount paid to the Series F Holders if, after the effective date of the Series F Agreements, another holder of the Company’s Common Stock purchase warrants receives a higher amount per underlying warrant; except that this provision shall not apply to (i) settlements with retail investor warrant holders that (1) individually is less than or equal to six and thirty hundredths percent (6.30%) of a Series F Holder’s total warrants outstanding or (2) in the aggregate is less than or equal to twelve and seventy hundredths percent (12.70%) of a Series F Holder’s total warrants outstanding or (ii) prior warrant settlements by the Company.

Because the book value of the Common Stock Warrants cancelled in conjunction with the Series F Agreements exceeded the total cash payment made and carry value of the Series F Preferred Stock issued, the Company recorded a deemed capital contribution of $434 thousand upon entering the Series F Agreements.

2024 Public Offering

On July 26, 2024, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co., Inc., as the sole underwriter (the “Underwriter”), relating to the issuance and sale in a public offering of: (i) 231,713 shares of common stock and 408,362 July 2024 Pre-Funded Warrants, in lieu of shares of common stock, (ii) 640,076 Series F-1 Warrants to purchase up to 640,076 shares of common stock, (iii) 640,076 Series F-2 Warrants to purchase up to 640,076 shares of common stock and (iv) 640,076 Series F-3 Warrants to purchase up to 640,076 shares of common stock.

The Series F-1 Warrants had an exercise price of $5.50 per share at issuance, were exercisable immediately upon issuance, and will expire on the five-year anniversary of the date of issuance. The Series F-2 Warrants had an exercise price of $5.50 per share at issuance, were exercisable immediately upon issuance, and expired on the six-month anniversary of the date of issuance. The Series F-3 Warrants had an exercise price of $5.50 per share at issuance, were exercisable immediately upon issuance, and will expire on the one-year anniversary of the date of issuance. The July 2024 Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.05 per share and could be exercised at any time until the July 2024 Pre-Funded Warrants were exercised in full. As of September 30, 2024, all of the July 2024 Pre-Funded Warrants had been exercised, resulting in the Company issuing 408,362 shares of common stock. In connection with such exercises, the Company received net proceeds of approximately $20 thousand.

The July 2024 Warrants include a down round feature adjustment where the exercise price was automatically reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the volume weighted average prices for the five (5) trading days immediately preceding the date that is sixty calendar days after issuance of the July 2024 Warrants as applicable. Such down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $3.30 per share. As a result of the reduced exercise price, a deemed dividend of $1.0 million was recognized in accordance with a Black Scholes valuation model.

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

In addition, the Company granted the Underwriter a 45-day option to purchase up to 95,454 additional shares of common stock and/or 95,454 Series F-1 Warrants to purchase up to 95,454 shares of common stock, 95,454 Series F-2 Warrants to purchase up to 95,454 shares of common stock and 95,454 Series F-3 Warrants to purchase up to 95,454 shares of common stock, or any combination thereof, as determined by the Underwriter, at the public offering price, less underwriting discounts and commissions, in each case solely to cover over-allotments, if any.

The Underwriter partially exercised this option on July 26, 2024, for (i) 67,366 shares of common stock, (ii) 67,366 Series F-1 Warrants to purchase up to 67,366 shares of common stock, (iii) 67,366 Series F-2 Warrants to purchase up to 67,366 shares of common stock and (iv) 67,366 Series F-3 Warrants to purchase up to 67,366 shares of common stock.

The 2024 Public Offering closed on July 29, 2024, and the Company received gross proceeds of $3.9 million. Net proceeds of $2.9 million were recorded as equity after taking into account underwriting discounts and commissions. A portion of the proceeds were used towards repaying the Secured Convertible Notes, which were repaid in full during the third quarter of 2024.

2024 Warrant Reprice Transaction

In June 2024, the Company entered into a warrant reprice transaction (the “2024 Warrant Reprice Transaction”) with certain existing holders of (i) warrants issued in September 2022 to purchase common stock, (ii) Series A-1 warrants issued in November 2022 to purchase common stock, (iii) Series B-1 Warrants issued in May 2023 to purchase common stock, and (iv) Series B-2 Warrants issued in May 2023 to purchase common stock (collectively (i) through (iv), the “Participant Warrants”). The participants agreed to exercise a portion of their Participant Warrants at a reduced exercise price of $12.50 per share. Participant Warrants were exercised for an aggregate of 18,076 shares of common stock, resulting in gross proceeds of approximately $0.2 million.

The Company also issued participants in the 2024 Warrant Reprice Transaction a new June 2024 Warrant to purchase a number of shares of common stock equal to 100% of the shares of common stock exercised. The June 2024 Warrants are substantially similar to the Participant Warrants, except that the June 2024 Warrants will (i) be initially exercisable on the six-month anniversary of the date of issuance; (ii) have an exercise price of $12.85 per share; and (iii) have a term of five (5) years and six (6) months from the date of the closing of the 2024 Warrant Reprice Transaction.

The Company incurred total issuance costs of $96 thousand in conjunction with the 2024 Warrant Reprice Transaction. The Company incurred a $69 thousand non-cash loss on the modification of common stock warrants which was recorded in “Other expense, net” during the year ended December 31, 2024.

NOTE 8. CONVERTIBLE NOTES

Unsecured Convertible Notes

On March 24, 2024, in connection with completing certain required conditions to close the DERMAdoctor Divestiture (see Note 15, “DERMAdoctor Divestiture”), the Company and the holders of the Secured Convertible Notes (as defined below) entered into a First Amendment (the “First Amendment”) to the Company’s Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove all of the DERMAdoctor membership units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement, and a Consent and Release (the “Subsidiary Guarantee Consent”), to terminate the Subsidiary Guarantee, dated April 7, 2023 (the “Subsidiary Guarantee”) (collectively, the “2024 Subsidiary Guarantee Termination”).

The Company issued $525 thousand aggregate principal amount of unsecured convertible notes (the “Unsecured Convertible Notes”) in conjunction with the 2024 Subsidiary Guarantee Termination. The Unsecured Convertible Notes were due March 25, 2026 and bear no stated interest. The Unsecured Convertible Notes may be converted at a conversion price equal to $24.50 per share at any time at the election of the holder up to the amount of outstanding principal at the time of conversion subject to certain limitations such as beneficial ownership limitations.

Upon issuance in March 2024, the lender’s conversion option under the Unsecured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $224 thousand upon issuance in accordance with a Black Scholes valuation model. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.” Upon stockholder approval on May 28, 2024, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $242 thousand as of May 28, 2024. The increase of $18 thousand in fair value between issuance and May 28, 2024 was recorded in other expense, net in the Consolidated Statements of Operations. See also Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

Upon issuance, the discount to the note recorded for the embedded derivative liability and debt issuance costs were amortized to interest expense using the effective interest rate method over the term of the Unsecured Convertible Notes, assuming that the Unsecured Convertible Notes will be redeemed for cash of $525 thousand at time of maturity as of March 25, 2026. The effective interest rate on the Unsecured Convertible Notes is 144%. Interest expense recognized, including amortization of the issuance costs and debt discount, was $275 and $62 thousand, which was included in other expense, net in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, respectively.

In December 2025, certain holders elected to convert $350 thousand aggregate principal amount of the Unsecured Convertible Notes to 14,286 shares of common stock. The conversions were accounted for as partial extinguishments of debt at carrying value in accordance with ASC 470, resulting in the reclassification of $246 thousand to stockholders’ equity during the year ended December 31, 2025, with no comparable activity during the year ended December 31, 2024. Amortization of the debt discount and issuance costs ceased for the portions of the Unsecured Convertible Notes that were converted, with interest expense recognized through the respective conversion dates. The effective interest rate and amortization methodology for the remaining outstanding balance were not modified.

As of December 31, 2025, the remaining $175 thousand aggregate principal amount of Unsecured Convertible Notes outstanding were convertible into 7,143 shares of common stock. The net carrying amount of the remaining Unsecured Convertible Notes was approximately $125 thousand, reflecting approximately $50 thousand of unamortized debt discount and issuance costs. Of this amount, approximately $67 thousand was presented as Unsecured Convertible Notes on the Consolidated Balance Sheets and approximately $58 thousand of accrued interest was included in accrued liabilities. Based on the closing price of the Company’s common stock of $28.20 per share on December 31, 2025, the aggregate if-converted value of the shares issuable upon conversion of the remaining notes exceeded the principal amount by approximately $26 thousand. The estimated fair value of the remaining Unsecured Convertible Notes as of December 31, 2025 was approximately $201 thousand, based on the market price of the Company’s common stock and the number of shares issuable upon conversion, and is classified as Level 2 within the fair value hierarchy. Subsequent to December 31, 2025, in January 2026, all remaining outstanding Unsecured Convertible Notes were converted into 7,143 shares of common stock.

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

The Secured Convertible Notes also provided for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes were outstanding. In connection with the 2024 Warrant Reprice Transaction (see Note 10, “Stockholders’ Deficit”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Public Offering (see Note 10, “Stockholders’ Deficit”), the Company repaid the remaining balance of the Secured Convertible Notes with a payment totaling $433 thousand in cash. Upon full repayment, the Company was released from any further obligations under the Secured Convertible Notes with the lenders.

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

NOTE 9. COMMON STOCK WARRANTS AND WARRANT LIABILITIES

Summary of Outstanding Common Stock Warrants and Related Activity (after giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026)

	July 2020 Warrants	TLF Warrants	November 2021 Warrants	September 2022 Warrants	November 2022 A-1 Warrants	December 2023 Warrants	June 2024 Warrants	July 2024 Pre-Funded Warrants	July 2024 Series F-1 Warrants	July 2024 Series F-2 Warrants	July 2024 Series F-3 Warrants	October 2025 Pre-Funded Warrants	Other Warrants	Total Warrants
Outstanding at December 31, 2023	784	3	4,593	1,875	2,949	14,452	-	-	-	-	-	-	17,537	42,193
Warrants granted	-	-	-	-	-	-	18,077	-	707,443	707,443	707,443	-	5,715	2,146,121
Pre-funded Warrants granted	-	-	-	-	-	-	-	408,363	-	-	-	-	-	408,363
Warrants exercised	-	-	-	(1,021)	(2,495)	-	-	-	-	-	-	-	(14,561)	(18,077)
Pre-funded Warrants exercised	-	-	-	-	-	-	-	(408,363)	-	-	-	-	-	(408,363)
Warrants expired	-	-	-	-	-	-	-	-	-	-	-	-	(2,976)	(2,976)
Outstanding at December 31, 2024	784	3	4,593	854	454	14,452	18,077	-	707,443	707,443	707,443	-	5,715	2,167,261
Warrants granted	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Pre-funded Warrants granted	-	-	-	-	-	-	-	-	-	-	-	1,081,082	-	1,081,082
Warrants exercised	-	-	-	-	-	-	(11,751)	-	(25,700)	(80,546)	(105,986)	-	-	(223,983)
Warrants expired	-	-	-	-	-	-	-	-	-	(626,897)	(409,988)	-	-	(1,036,885)
Warrants exchanged pursuant to Series F Agreements	-	-	(536)	(522)	-	(7,253)	(1,815)	-	(381,818)	-	-	-	(5,715)	(397,659)
Warrants repurchased	-	-	(1,225)	-	-	(1,858)	-	-	(297,025)	-	(191,469)	-	-	(491,577)
Outstanding at December 31, 2025	784	3	2,832	332	454	5,341	4,511	-	2,900	-	-	1,081,082	-	1,098,239

Weighted Averate Exercise Price at December 31, 2025	$4,566.65	$4,114.80	$557.65	$1,102.50	$1,102.50	$43.75	$12.85		$3.30			$0.05		$5.82
Expiration Date	January 22, 2026	January 15, 2026	September 11, 2028	September 11, 2028	November 20, 2028	June 21, 2029	December 17, 2029		July 30, 2029			do not expire

Total net proceeds from warrant exercises during the years ended December 31, 2025 and 2024 was $852 thousand and $247 thousand, respectively.

October 2025 Pre-Funded Warrants

In October 2025, the Company issued and sold pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase an aggregate of 1,081,082 shares of Common Stock, to R01 and Framework for aggregate net proceeds of approximately $5.9 million The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are exercisable for shares of Common Stock at any time after January 1, 2026, subject to receipt of stockholder approval which occurred subsequent to December 31, 2025, on March 12, 2026.

In accordance with ASC 815, the October 2025 Pre-Funded Warrants were initially classified as a liability from the date of issuance and remained classified as liability as of the year ended December 31, 2025 as shareholder approval is required before they may be exercised. The liability was recorded on each date based on the intrinsic value of the October 2025 Pre-Funded Warrants.

July 2024 Pre-Funded Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued 408,362 July 2024 Pre-Funded Warrants (in lieu of shares of common stock (see additional discussion in Note 7, “Financing Activities”). The July 2024 Pre-Funded Warrants were classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, were immediately exercisable, did not embody an obligation for us to repurchase our shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise.

Series F Warrants

In July 2024, in conjunction with the 2024 Public Offering, the Company issued new July 2024 Warrants.

●	Series F-1 Warrants exercisable for 707,442 shares of common stock for an initial exercise price of $5.50 per share through July 30, 2029; and
●	Series F-2 Warrants exercisable for 707,442 shares of common stock for an initial exercise price of $5.50 per share through January 29, 2025; and
●	Series F-3 Warrants exercisable for 707,442 shares of common stock for an initial exercise price of $5.50 per share through July 29, 2025.

The July 2024 Warrants were classified as a component of permanent equity. The July 2024 Warrants down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $3.30 per share. As a result of the reduced exercise price, a deemed dividend of $1.0 million was recognized in accordance with a Black Scholes valuation model. See Note 3, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

In March 2025, the Company entered into three (3) separate confidential settlement and release agreements (collectively, the “Settlement Agreements”) with each of Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), Bigger Capital Fund, LP (“Bigger”) and District 2 Capital Fund LP (“District 2,” and together with Sabby and Bigger, the “Warrant Holders”) to settle certain disputed matters relating to the July 2024 Warrants held by each of the Warrant Holders. In connection with the Settlement Agreements, Series F-3 Warrants were exercised for 105,557 shares of common stock. Additionally, in conjunction with the Settlement Agreements, Series F-1 Warrants and Series F-3 Warrants exercisable for 254,545 and 148,988 shares of common stock, respectively, were repurchased by the Company for $1.8 million. The repurchase of these warrants was recorded as a reduction of additional paid-in capital in the Company’s unaudited condensed consolidated balance sheet.

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

During the year ended December 31, 2025, the Company repurchased additional Series F-1 Warrants exercisable for 42,480 shares of common stock and Series F-3 Warrants exercisable for 42,480 shares of common stock for $0.2 million.

On August 19, 2025, Series F-1 Warrants exercisable for 381,818 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 7, “Financing Activities”).

June 2024 Warrants

In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company issued new common stock purchase warrants (the “June 2024 Warrants”) exercisable for 18,076 shares of common stock for $12.85 per share through December 17, 2029. The June 2024 Warrants were classified as a component of permanent equity.

On August 19, 2025, June 2024 Warrants exercisable for 1,814 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 7, “Financing Activities”).

March 2024 Warrant

In March 2024, the Company executed the First Amendment and Subsidiary Guarantee Consent as part of the 2024 Subsidiary Guarantee Termination with holders of the Secured Convertible Notes (see Note 8, “Convertible Notes”) in order to satisfy a closing condition for the DERMAdoctor Divestiture (see Note 15, “DERMAdoctor Divestiture”). In exchange for the consent of each holder, the option, at the holder’s election, to receive upon the closing of the DERMAdoctor Divestiture either, a new common stock warrant (the “March 2024 Warrant”), or a new unsecured convertible note (see Note 8, “Convertible Notes”). One holder elected the option to receive a March 2024 Warrant exercisable for 5,714 shares of common stock for $24.50 per share.

The March 2024 Warrant was initially classified as a liability from the date of issuance until Company stockholder approval on May 28, 2024, at which time it was reclassified to equity.

On August 19, 2025, all remaining March 2024 Warrants exercisable for 5,714 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 7, “Financing Activities”).

December 2023 Warrants

In December 2023, the Company issued new common stock purchase warrants (the “December 2023 Warrants”) exercisable for 14,451 shares of common stock for $43.75 per share through June 21, 2029.

The December 2023 Warrants were initially classified as liabilities from the date of issuance until Company stockholder approval was received on May 28, 2024, at which time it was reclassified to equity.

On August 19, 2025, December 2023 Warrants exercisable for 7,253 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 7, “Financing Activities”).

During the year ended December 31, 2025, the Company repurchased December 2023 Warrants exercisable for 1,857 shares of common stock for $3 thousand.

May 2023 Warrants

In May 2023, the Company issued the following new common stock purchase warrants (collectively, the “May 2023 Warrants”):

●	May 2023 Series B-1 Warrants exercisable for 14,506 shares of common stock for an initial exercise price of $227.50 per share through June 9, 2028 (“May 2023 B-1 Warrants”); and
●	May 2023 Series B-2 Warrants exercisable for 14,506 shares of common stock for an initial exercise price of $227.50 per share through June 9, 2025 (“May 2023 B-2 Warrants”).

In December 2023, the Company amended certain May 2023 Warrants to reduce their exercise prices to $43.75 per share. In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain May 2023 Warrants to reduce their exercise prices to $12.50 per share.

November 2022 Warrants

In November 2022, the Company issued the following common stock purchase warrants (collectively, the “November 2022 Warrants”):

●	November 2022 Series A-1 Warrants exercisable for 2,948 shares of common stock for an initial exercise price of $1,102.50 per share through November 20, 2028 (“November 2022 A-1 Warrants”); and
●	November 2022 Series A-2 Warrants exercisable for 2,948 shares of common stock for an initial exercise price of $1,102.50 per share through May 20, 2024 (“November 2022 A-2 Warrants”).

In May 2023, the Company amended certain November 2022 Warrants to reduce their exercise prices from $1,102.50 per share to $262.50. In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain November 2022 Warrants to reduce their exercise prices from $262.50 per share to $12.50 per share as follows:

September 2022 Warrants

In September 2022, the Company issued new common stock purchase warrants (the “September 2022 Warrants”) exercisable for 1,874 shares of common stock for an initial exercise price of $1,102.50 per share through September 11, 2028.

In May 2023, the Company amended certain September 2022 Warrants exercisable for 1,364 shares of common stock to reduce their exercise prices from $1,102.50 per share to $262.50 per share. In June 2024, in conjunction with the 2024 Warrant Reprice Transaction, the Company amended certain September 2022 Warrants exercisable for 1,021 shares of common stock to reduce their exercise prices from $262.50 per share to $12.50 per share. On August 19, 2025, September 2022 Warrants exercisable for 522 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”).

November 2021 Warrants

In November 2021, the Company issued new common stock purchase warrants (the “November 2021 Warrants”) exercisable for 6,123 shares of common stock for an initial exercise price of $3,246.25 per share through March 9, 2023.

In September 2022, the Company amended all November 2021 Warrants to reduce their exercise prices from $3,246.25 per share to $1,102.50 per share and extend their termination date to September 11, 2028. In May 2023, the Company amended certain November 2021 Warrants exercisable for 3,062 shares of common stock to reduce their exercise prices from $1,102.50 per share to $262.50 per share. On August 19, 2025, November 2021 Warrants exercisable for 536 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 7, “Financing Activities”). During the year ended December 31, 2025, the Company repurchased December 2023 Warrants exercisable for 1,225 shares of common stock for $3 thousand.

July 2020 Warrants

In July 2020, the Company issued new common stock purchase warrants (the “July 2020 Warrants”) exercisable for 1,127 shares of common stock for an initial exercise price of $10,106.25 per share through January 22, 2026.

In September 2022, the Company amended certain July 2020 Warrants exercisable for 784 shares of common stock to reduce their exercise prices from $10,106.25 to $1,102.50 per share. In May 2023, in conjunction with the 2023 Private Placement, the Company amended certain July 2020 Warrants exercisable for 441 shares of common stock to reduce their exercise prices from $1,102.50 per share to $262.50 per share.

Summary of Common Stock Warrant Liabilities

The following roll-forward presents the Company’s warrant liabilities measured at fair value as of December 31, 2025 and 2024 (in thousands). The October 2025 Pre-Funded Warrants, which have a nominal exercise price, were recorded based on the market price of the Company’s common stock less the nominal exercise price upon issuance and at December 31, 2025.

Warrant liabilities as of December 31, 2024	$—
Fair value of October 2025 Pre-Funded Warrants upon issuance	5,946
Increase in fair value of October 2025 Pre-Funded Warrants during period	24,486
Warrant liabilities as of December 31, 2025	$30,432

NOTE 10. STOCKHOLDERS' DEFICIT

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 1,500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board. As further described in Note 19, “Subsequent Events”, the Company’s Amended and Restated Certificate of Incorporation was further amended to increase the number of authorized shares of common stock from 1,500,000,000 to 5,000,000,000 subsequent to December 31, 2025.

Preferred Stock

There were four series of preferred stock of the Company outstanding during the year ended December 31, 2025 – the Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”), Series D Preferred Stock, Series E Preferred Stock and the Series F Voting Retractable Preferred Stock (“Series F Preferred Stock”). The rights and preferences of each are described below.

Series B Preferred Stock

The Company issued 15,000 shares of Series B Preferred Stock in November 2021 in connection with a private placement transaction. For both years ending December 31, 2025 and December 31, 2024, 131 shares of Series B Preferred Stock remained outstanding. As of December 31, 2025, outstanding shares of Series B Preferred Stock were convertible at the option of the holder into 3,013 shares of common stock at a conversion price of $43.75.

The Series B Preferred Stock does not have any preemptive rights or a preference upon any liquidation, dissolution or winding-up of the Company. Each share of Series B Preferred Stock is convertible into $1,000.00 of common stock at a conversion price per share of $43.75.

Series D Preferred Stock

The Company issued 481,250 shares of Series D Preferred Stock on August 19, 2025 in connection with the 2025 Preferred Stock Purchase Agreement. The Series D Preferred Stock was non‑voting, except for certain protective provisions, and is entitled to dividends and liquidation rights on an as‑converted‑to‑common basis. There were no redemption or repurchase rights that required cash settlement for the Series D Preferred Stock. The Company was not obligated to redeem or repurchase any shares of the Series D Preferred Stock. In October 2025, after the Stockholder Approval, each share of Series D Preferred Stock automatically converted into 32 shares of Common Stock. As of December 31, 2025, no shares of Series D Preferred Stock remained outstanding. See also Note 7, “Financing Activities”.

Series E Preferred Stock

The rights and preferences of the Series E Preferred Stock are identical to those of the Series D Preferred Stock described above except that conversion is at the option of the holder. In October 2025, each share of Series E Preferred Stock was converted into 32 shares of Common Stock. As of December 31, 2025, no shares of Series E Preferred Stock remained outstanding. See also Note 7, “Financing Activities”.

Series F Preferred Stock

The Series F Preferred Stock is not convertible into Common Stock or any other equity instrument and has no dividend rights. The Series F Preferred Stock has voting rights similar to Common Stock with each share of Series F Preferred Stock representing the voting equivalent of approximately 2.12 shares of Common Stock and a liquidation preference equivalent to common stock up to its redemption amount. The Series F Preferred Stock has a total aggregate fixed redemption value of $525 thousand in cash. The redemption terms provide that, after the earlier of (i) Conversion Approval (see Note 7, “Financing Activities”) or (ii) December 31, 2025, holders may redeem the Series F Preferred Stock in exchange for $525 thousand total in cash at any time. The Company may also force redemption of outstanding shares at any time after December 31, 2025. Once redeemed, the shares are cancelled and extinguished; and they revert to authorized but unissued status.

The Series F Preferred Stock is redeemable at the option of the holder. Accordingly, until redemption election is made, the Series F Preferred Stock is classified as mezzanine equity (temporary equity) on the Company’s Consolidated Balance Sheet, between liabilities and stockholders’ equity, at its redemption value. The Company will not accrete the carrying value of the Series F Preferred Stock to its redemption amount since they are equivalent. In October 2025, the Company obtained the Conversion Approval and 639,935 shares of Series F Preferred Stock were redeemed for a $175 thousand cash payment. As of December 31, 2025, 1,346,633 shares of Series F Preferred Stock with a redemption value of $350 thousand remained outstanding. Subsequent to December 31, 2025, in February 2026, an additional 639,935 shares of Series F Preferred Stock were redeemed for a $175 thousand cash payment.

Dividends

On August 26, 2025, the Special Transaction Committee of the Board of Director and the Company’s Board of Directors declared a special cash dividend of $4.00 per share for the Company’s common stock (the “Special Dividend”). The dividend totaling $4.8 million was paid on September 29, 2025 to stockholders of record of Common Stock at the close of business on September 15, 2025.

NOTE 11. STOCK-BASED COMPENSATION

Equity Compensation Plans

In October 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”) to provide for the grant of equity awards, such as stock options, unrestricted and restricted common stock, stock units, dividend equivalent rights, and stock appreciation rights to employees, directors and outside consultants, as determined by the Board. The 2007 Plan expired on March 15, 2017. Upon expiration, new awards cannot be issued pursuant to the 2007 Plan, but outstanding awards continue to be governed by its terms. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant. All stock options outstanding under the 2007 Plan were fully vested as of December 31, 2025.

In March 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by stockholders on June 2, 2017, to provide for the grant of equity awards, such as nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock, performance shares, stock appreciation rights (“SARs”), RSUs and other share-based awards to employees, directors, and consultants, as determined by the Board. The 2017 Plan does not affect awards previously granted under the 2007 Plan. Upon adoption, the 2017 Plan allowed for awards of up to 16,249 shares of the Company’s common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. On November 25, 2025, the number of shares available for future awards under the 2017 Plan was increased by 239,086 shares, which included 200,000 shares the Company’s stockholders approved for issuance under the Plan pursuant to a stockholder vote at the Company’s 2025 stockholder meeting on October 16, 2025. As of December 31, 2025, there were 223,952 shares available for future awards under the 2017 Plan.

Under the terms of the 2017 Plan, the exercise price of NQSOs, ISOs and SARs may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and, if ISOs are granted to an owner of more than 10% of the Company’s common stock, then not less than 110% of the fair market value of the Company’s common stock on the date of grant. The term of option awards will not be longer than ten years or, in the case of ISOs, no longer than five years with respect to holders of more than 10% of the Company’s common stock. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. RSUs granted to directors typically vest over 1 year. The Company issues new shares of Company common stock to satisfy exercises of options under or settlement of RSUs from the 2007 Plan and the 2017 Plan.

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and RSUs outstanding at December 31, 2025, and activity during the year ended December 31, 2025 (in thousands except per share and years):

(in thousands, except years and per share data)	Awards*	Weighted- Average Exercise Price*	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1	$2,358.20	8.3	$3
Restricted stock units vested	(1)	—
Restricted stock units granted	18	—
Options forfeited/cancelled	(—)	4,749.95
Outstanding at December 31, 2025	18	137.40	9.7	508

Vested and expected to vest at December 31, 2025	18	137.40	9.7	508

Vested and exercisable at December 31, 2025	1	12,480.35	2.7	—

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as quoted on the NYSE American and the exercise price of the underlying stock options as of the applicable measurement date for option awards that have an exercise price that is lower than the market price. There were no stock option awards exercised during the years ended December 31, 2025 or 2024.

As of December 31, 2025, the total unrecognized compensation cost related to unvested stock options and RSUs was approximately $81 thousand. This amount is expected to be recognized as stock-based compensation expense in the Company’s Consolidated Statements of Operations over the remaining weighted average vesting period of 0.8 years.

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

During each of the years ended December 31, 2025 and 2024, the Company did not grant any stock options to employees and directors to purchase shares of the Company’s common stock.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

During each of the years ended December 31, 2025 and 2024, the Company granted 18,000 and 1,030 RSUs, respectively, to directors.

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $29 thousand and $84 thousand, respectively, for equity awards to employees and directors.

Stock-Based Awards to Non-Employees

The Company did not grant options or restricted stock to non-director non-employees during the years ended December 31, 2025 and 2024.

For the year ended December 31, 2024, the Company recognized stock-based compensation expense of $13 thousand, as it relates to non-director non-employees. The Company did not recognize stock-based compensation expense as it relates to non-employees for the year ended December 31, 2025.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for the years ended December 31, 2025 and 2024 was approximately $29 thousand and $148 thousand, respectively, and is included in general and administrative expense in the Company’s Consolidated Statements of Operations.

Of these amounts, approximately $29 thousand and $84 thousand for the years ended December 31, 2025 and 2024, respectively, relate to employees supporting continuing operations.

For the year ended December 31, 2024, the remaining stock-based compensation expense relates to employees and non-employees associated with the Company’s discontinued operations. No stock-based compensation expense was recognized for employees non-employees associated with discontinued operations during the year ended December 31, 2025.

The Company’s equity compensation plans are administered on a centralized, corporate basis and the related awards result in an increase to consolidated equity. Management determined that allocating stock-based compensation expense to discontinued operations components would not provide meaningful information to investors. Accordingly, stock-based compensation is presented within continuing operations in the Consolidated Financial Statements.

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering all eligible employees. The Company provides matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company contributed $37 thousand and $45 thousand to the plan in the years ended December 31, 2025 and 2024, respectively.

NOTE 13. AVENOVA ASSET DIVESTITURE AND BRIDGE LOAN

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

In accordance with the Purchase Agreement, at the closing of the Avenova Asset Divestiture the Company received the cash purchase price equal to $11.5 million, less (i) the $507,954 balance of the Bridge Loan, including accrued interest, which was discharged with collateral released and (ii) $500,000, which amount was deposited into an escrow account (the “Escrow”) for up to six (6) months to be used for the Company’s indemnification obligations under the Purchase Agreement or the payment of the Net Working Capital Adjustment (as defined below) after the closing. The final amount of the purchase price that the Company received in the Avenova Asset Divestiture was subject to a post-closing working capital adjustment, upward or downward, that was limited to an amount of up to $500,000 (the “Net Working Capital Adjustment”). The Net Working Capital Adjustment was mutually determined by PRN and the Company based upon the difference between the amount of the Company’s Net Working Capital (as defined in the Purchase Agreement) immediately prior to the closing and the agreed upon target working capital value of $800,000. The Net Working Capital Adjustment was determined to be $365,566, which reduced the amount of total proceeds that we received from the Avenova Asset Divestiture. The Company recorded a gain of $10.7 million on the Avenova Asset Divestiture during the year ended December 31, 2025, net of the agreed upon Net Working Capital Adjustment.

In connection with the closing of the Avenova Asset Divestiture on January 17, 2025, the Company entered into a Transition Services Agreement, dated January 17, 2025 with PRN, pursuant to which the Company agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Divestiture (the “PRN Transition Services Agreement”). In exchange for providing such services, PRN and the Company agreed upon service fees to be paid to the Company. The Company recognized $16 thousand of income under the PRN Transition Services Agreement for the year ended December 31, 2025, which was included in other expense, net in the Company’s Consolidated Statements of Operations.

The accounting requirements for reporting results related to the Avenova Assets as discontinued operations were met during the first quarter of 2025. Accordingly, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements reflect the results related to the Avenova Assets as a discontinued operation for the periods presented.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the Consolidated Balance Sheets. The assets and liabilities related to the Avenova Assets have been reflected as discontinued operations in the Consolidated Balance Sheets as of December 31, 2024, and consist of the following (in thousands):

As of December 31, 2024
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

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. Results related to the Avenova Asset for the years ended December 31, 2025 and 2024 have been reflected as discontinued operations in the Consolidated Statements of Operations and consist of the following (in thousands):

	For the years ended December 31,
	2025	2024

Net sales	$433	$9,781
Cost of goods sold	170	3,300
Gross profit	263	6,481
Operating expenses:
Research and development	—	2
Sales and marketing	224	4,034
Total operating expenses	224	4,036
Operating income	39	2,445
Gain on divestiture	10,700	—
Net income from discontinued operations before income taxes	10,739	2,445
Provision for income taxes	230	—

Net income from discontinued operations, net of taxes	$10,509	$2,445

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Cash Flows. Results related to the Avenova Asset for the years ended December 31, 2025 and 2024 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following (in thousands):

	For the years ended December 31,
	2025	2024

Operating activities:
Net income from discontinued operations, net of taxes	$10,509	$2,445
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	—
Changes in operating assets and liabilities:
Accounts receivable	(89)	43
Inventory	73	(264)
Prepaid expenses and other current assets	—	(16)
Other assets	9	5
Accounts payable and accrued liabilities	(252)	199
Net cash (used in) provided by operating activities, discontinued operations	(450)	2,412

Investing activities:
Proceeds from divestiture	11,000	—
Net cash provided by investing activities, discontinued operations	11,000	—

Net increase in cash and cash equivalents, discontinued operations	$10,550	$2,412

NOTE 14. PHASEONE DIVESTITURE

On January 3, 2025, the Company entered into a Trademark Acquisition Agreement with its distributor, PhaseOne Health LLC (“PhaseOne”), that provided for the purchase by PhaseOne of two of the Company’s wound care trademarks (the “Wound Care Trademarks”) for a purchase price of $500,000 (the “Trademark Acquisition Agreement,” and such sale, the “PhaseOne Divestiture”). In connection with the PhaseOne Divestiture, the Company also entered into a Transition Services Agreement, dated January 3, 2025, with PhaseOne (the “PhaseOne Transition Services Agreement”), pursuant to which the Company: (i) provided limited transition services to PhaseOne until January 10, 2025; (ii) sold the Company’s existing PhaseOne finished goods inventory from an outstanding purchase order to PhaseOne for an aggregate payment of $126,000; and (iii) a limited amount of remaining componentry inventory. In addition, the PhaseOne Transition Services Agreement provided that the existing supplier and distributor relationship between the Company and PhaseOne would be terminated upon the closing of the PhaseOne Divestiture. The Company completed the PhaseOne Divestiture on January 8, 2025. The Company recorded a net gain of $0.5 million as a result of the PhaseOne Divestiture during the year ended December 31, 2025.

The accounting requirements for reporting results related to the Wound Care Trademarks as discontinued operations were met during the first quarter of 2025. Accordingly, the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the results related to the Wound Care Trademarks as a discontinued operation for the years presented.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of discontinued operations in the Consolidated Balance Sheets. The assets and liabilities related to the Wound Care Trademarks have been reflected as discontinued operations in the Consolidated Balance Sheets as of December 31, 2024, and consist of the following (in thousands):

As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$6
Inventory	48
Total current assets, discontinued operations	$54

LIABILITIES
Liabilities:
Current liabilities:
Accounts payable	$43
Total current liabilities, discontinued operations	$43

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. Results related to the Wound Care Trademarks for the years ended December 31, 2025 and 2024 have been reflected as discontinued operations in the Consolidated Statements of Operations and consist of the following (in thousands):

	For the years ended December 31,
	2025	2024

Net sales	$122	$258
Cost of goods sold	75	147
Gross profit	47	111
Operating expenses:
Research and development	3	40
Total operating expenses	3	40
Operating income	44	71
Gain on divestiture	500	—
Net income from discontinued operations before income taxes	544	71
Provision for income taxes	14	—

Net income from discontinued operations, net of taxes	$530	$71

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Cash Flows. Results related to the Wound Care Trademarks for the years ended December 31, 2025 and 2024 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following (in thousands):

	For the years ended December 31,
	2025	2024

Operating activities:
Net income from discontinued operations	$530	$71
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on divestiture	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	6	6
Inventory	43	12
Accounts payable and accrued liabilities	(38)	(21)
Net cash provided by operating activities, discontinued operations	45	68

Investing activities:
Proceeds from divestiture	500	—
Net cash provided by investing activities, discontinued operations	500	—

Net increase in cash and cash equivalents, discontinued operations	$541	$68

NOTE 15. DERMADOCTOR DIVESTITURE

On March 12, 2024, the Company entered into an agreement to sell 100% of the membership units of DERMAdoctor for a closing purchase price of $1.1 million (the “DERMAdoctor Divestiture”). The sale of the membership units closed, and the DERMAdoctor Divestiture occurred, on March 25, 2024. The accounting requirements for reporting the DERMAdoctor business as discontinued operations were met during the first quarter of 2024. Accordingly, the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the results of the DERMAdoctor business as a discontinued operation for the years presented.

Revision of Prior-Period Financial Statements

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company identified an error in the presentation of the loss on the DERMAdoctor Divestiture and related divestiture proceeds in its previously issued consolidated financial statements for the year ended December 31, 2024. The loss on divestiture of approximately $0.9 million had been presented within continuing operations, and the related $1.1 million of proceeds from divestiture had been presented within investing activities of continuing operations in the Consolidated Statements of Cash Flows. In accordance with ASC 205-20-45-3 through 45-4, the gain or loss on disposal of a discontinued component and the related cash flows should be presented within discontinued operations. The Company has revised the prior-period presentation to reflect the loss on divestiture and related cash flows within discontinued operations. This revision affected the presentation of loss from continuing operations, loss from discontinued operations, related earnings per share from continuing operations and discontinued operations, and certain cash flow subtotals. Loss per share from continuing operations increased by $0.26 per share, with an equal offset to loss per share from discontinued operations. The revision did not affect total net loss, total net loss per share attributable to common stockholders, total assets, total liabilities, stockholders’ equity, total cash flows, or the Company’s financial position for the year ended December 31, 2024.

Results of DERMAdoctor’s operations

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”), the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of DERMAdoctor’s operations for the years ended December 31, 2025 and 2024 have been reflected as discontinued operations in the Consolidated Statements of Operations and consist of the following (in thousands):

	For the years ended December 31,
	2025	2024 (As Revised)

Net sales	$—	$717
Cost of goods sold	—	493
Gross profit	—	224
Operating expenses:
Research and development	—	2
Sales and marketing	—	292
General and administrative	—	48
Total operating expenses	—	342
Operating loss	—	(118)

Loss on divestiture	—	(871)

Net loss from discontinued operations	$—	$(989)

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Cash Flows. The results of DERMAdoctor for the years ended December 31, 2025 and 2024 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following (in thousands):

	For the years ended December 31,
	2025	2024 (As Revised)

Operating activities:
Net loss from discontinued operations	$—	$(989)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on divestiture	—	865
Changes in operating assets and liabilities:
Accounts receivable	—	(262)
Inventory	—	183
Prepaid expenses and other current assets	—	(4)
Other assets		15
Accounts payable and accrued liabilities	—	63
Operating lease liabilities	—	(31)
Net cash used in operating activities, discontinued operations	—	(160)

Investing activities:
Proceeds from divestiture	—	1,070
Cash transferred to New Age Investments, LLC	—	(46)
Net cash provided by investing activities, discontinued operations	—	1,024

Net increase in cash and cash equivalents, discontinued operations	$—	$864

NOTE 16. SUMMARY OF DISCONTINUED OPERATIONS

As part of the comprehensive realignment of the Company’s business during 2024 and 2025, the Company completed the Avenova Asset Divestiture, the PhaseOne Divestiture, and the DERMAdoctor Divestiture, and decided to exit its involvement in the China NeutroPhase product line. The historical financial results of these businesses are reflected as discontinued operations in the Consolidated Financial Statements included in this Annual Report.

The following tables summarize the amounts included in discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and reconciles those amounts to the individual discontinued operations described in the notes to the Consolidated Financial Statements (in thousands):

For the year ended December 31, 2025	Avenova Asset Divestiture	PhaseOne Divestiture	DERMA doctor Divestiture	China NeutroPhase product line	Total
Net income, net of taxes	$10,509	$530	$—	$42	$11,081
Net increase in cash, cash equivalents and restricted cash	10,550	541	—	42	11,133

As of and for the year ended December 31, 2024	Avenova Asset Divestiture	PhaseOne Divestiture	DERMA doctor Divestiture	China NeutroPhase product line	Total
Current assets	$1,179	$54	$—	$—	$1,233
Other assets	9	—	—	—	9
Current liabilities	1,147	43	—	—	1,190
Net income (loss), net of taxes	2,445	71	(989)	—	1,527
Net increase (decrease) in cash, cash equivalents and restricted cash	2,412	68	864	(45)	3,299

Additional information regarding the Avenova Asset Divestiture, the PhaseOne Divestiture, and the DERMAdoctor Divestiture and related results from discontinued operations is provided in Note 13, “Avenova Asset Divestiture and Bridge Loan,” Note 14, “PhaseOne Divestiture,” and Note 15, “DERMAdoctor Divestiture,” respectively.

Following the PhaseOne Divestiture, the Company continued to manufacture wound care products domestically in the United States for export to China through its distribution relationship with Chongqing Pioneer Pharma Holdings Limited (“Pioneer”). In October 2025, as part of the Company’s strategic shift to operate as a digital asset treasury company, the Company decided to exit its involvement in the China NeutroPhase product line, which represented the Company’s remaining legacy wound care activity. The limited results of these activities are included in discontinued operations above.

NOTE 17. INCOME TAXES

For the years ended December 31, 2025 and 2024, loss before provision for income taxes consisted of the following (in thousands):

	For the years ended December 31,
	2025	2024
United States	$(33,222)	$(8,750)
International	—	—
	$(33,222)	$(8,750)

For the years ended December 31, 2025 and 2024, the federal and state income tax provision is summarized as follows (in thousands):

For the years ended December 31,
	2025	2024
Current
Federal	$—	$—
State	—	—
Foreign	—	—
Other	—	—
Total current tax expense	$—	$—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Other	—	—
Total deferred tax expense	$—	$—

Income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

For the year ended December 31, 2025, the Company recorded income tax expense of approximately $244 thousand, which was entirely attributable to discontinued operations. As a result, no income tax expense was recorded for continuing operations.

The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2025 and 2024 are as follows (in thousands):

	For the years ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$647	$40,689
Stock options	474	573
Operating lease liabilities	213	245
Property and equipment	23	18
Accruals	248	311
Research and development credits	—	641
Other deferred tax assets	6	6
Total deferred tax assets	1,611	42,483

Deferred tax liabilities:
Operating lease right-of-use assets	(213)	(245)
Total deferred tax liabilities	(213)	(245)

Valuation allowance	(1,398)	(42,238)
Net deferred taxes	$—	$—

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

The valuation allowance decreased by $41.0 million and increased by $1.9 million during the years ended December 31, 2025 and 2024, respectively. The decrease in the valuation allowance during 2025 primarily reflects the reduction of deferred tax assets associated with pre-change net operating losses and tax credits following the 2025 ownership change under Section 382.

Net operating loss and tax credit carryforwards as of December 31, 2025, are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses, federal	$2,955	Does Not Expire
Net operating losses, state	$348	Beginning in 2045
Tax credits, federal	$—
Tax credits, state	$—

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the below years are as follows (in thousands):

	For the years ended December 31,
	2025	2024
Unrecognized benefit - beginning of period	$974	$974
Change during the period	(974)	—
Unrecognized benefit - end of period	$—	$974

The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial for the years ended December 31, 2025 and 2024. The Company files income tax returns in the United States, California and Florida. Other jurisdictions are not significant. The tax years 2005 - 2024 (except 2007 and 2009) remain open in the federal, California and Florida jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

Differences between the statutory tax rate and the Company’s effective tax rate for the year ended December 31, 2025 is presented prospectively in accordance with ASU 2023-09 below (in thousands):

US Federal Statutory Tax Rate	$(6,977)	21.0%
State and Local income taxes, net of federal income tax effect	—	—%
Change in valuation allowance	(32,214)	97%
Limitation of net operating losses and credits due to ownership change	33,887	(102.0%)
Nontaxable or non-deductible items:
Warrant/equity expenses	5,142	(15.5%)
Other	162	(0.5%)
Total	$—	—%

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows for the year ended December 31, 2024 (prior to the adoption of ASU 2023-09):

Statutory rate	21.0%
State tax	3.4%
Stock-based compensation expense	(1.0%)
Change in valuation allowance	(18.3%)
Warrant/equity expenses	(3.3%)
Expiration of tax attributes	(1.8%)
Total	0.0%

In each year presented above, California comprised the majority of the amounts included in the “State and local income taxes, net of federal income tax effect” line in the rate reconciliation above.

Cash paid for income taxes (net of refunds) by jurisdiction during the year ended December 31, 2025 was as follows (in thousands) which is included in other expense, net as part of continuing operations in the Consolidated Statements of Operations:

California	$3
New Jersey	3
South Carolina	2
New York	1
Other	1
Total	$10

NOTE 18. RELATED PARTY TRANSACTIONS

R01 Fund LP (“R01”), a significant stockholder of the Company, has provided certain consulting services to the Company through one of its employees. During the year ended December 31, 2025, the Company engaged this individual directly to provide consulting services related to general corporate matters and digital asset treasury operations. The consulting agreement provides for a monthly fee of $25 thousand and continues until terminated by either party. Total fees paid by the Company for these services were approximately $53 thousand for the year ended December 31, 2025.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2025, and events which occurred subsequently but were not recognized in the consolidated financial statements. Except as described below, there were no subsequent events which required recognition, adjustment to, or disclosure in, the audited consolidated financial statements.

Reverse Stock Split

On February 20, 2026, we effected a 1-for-5 Reverse Stock Split. Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this annual report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Conversion of Remaining Unsecured Convertible Notes

In January 2026, all remaining outstanding Unsecured Convertible Notes were converted into 7,143 shares of common stock.

Warrant Exercises

In January 2026, warrants were exercised as follows:

●	All remaining December 2023 Warrants were exercised for 5,341 shares of common stock resulting in gross proceeds of $234 thousand to the Company.
●	All remaining June 2024 Warrants were exercised for 4,511 shares of common stock resulting in gross proceeds of $58 thousand to the Company.

Conversion of Remaining Series B Preferred Stock

In January 2026, all outstanding shares of Series B Preferred Stock were converted into 3,013 shares of common stock at a conversion price of $43.75.

January 2026 Private Placement and January 2026 Pre-Funded Warrant Issuance

On January 16, 2026, the Company, entered into a Securities Purchase Agreement (the “January 2026 Private Placement”) with each of R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation (together, the “Purchasers”). Pursuant to the January 2026 Private Placement, the Company issued and sold pre-funded warrants (the “January 2026 Pre-Funded Warrants”) to purchase an aggregate of 167,539,227 shares of the Company’s common stock, par value $0.01 per share for aggregate gross proceeds of approximately $137.4 million, including $25.0 million in cash, 35.0 million USDT and 16.0 million USDS stablecoins (with an aggregate value of approximately $51.0 million), and 943,599,690 SKY tokens (with an aggregate value of approximately $61.4 million). The value of the stablecoins and SKY tokens was determined based on their approximate respective fair values as of the closing date of the placement. The purchase price was $0.85 per January 2026 Pre-Funded Warrant, and the January 2026 Pre-Funded Warrants are exercisable for shares of Common Stock at an exercise price of $0.05 per underlying share of Common Stock, on a tiered basis, with 20% of the January 2026 Pre-Funded Warrants becoming exercisable 6 months after execution of the January 2026 Private Placement, 30% of the January 2026 Pre-Funded Warrants becoming exercisable 9 months after execution of the January 2026 Private Placement and the remaining 50% of the January 2026 Pre-Funded Warrants becoming exercisable 12 months after execution of the January 2026 Private Placement, each subject to receipt of stockholder approval.

The January 2026 Private Placement grants to each of the Purchasers a consent right over any material amendment, modification, addition, revocation, or change to the Company’s Digital Asset Strategy for a period of twenty-four (24) months from the date the January 2026 Private Placement was executed, as long as a Purchaser holds at least fifty percent (50%) of the aggregate number of January 2026 Pre-Funded Warrants and/or shares of Common Stock as originally purchased by such Purchaser pursuant to the January 2026 Private Placement.

The January 2026 Pre-Funded Warrants were issued and sold in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D. The investors in this transaction are accredited investors as defined in Rule 501(a) of Regulation D. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The January 2026 Pre-Funded Warrants required stockholder approval prior to exercise and are therefore classified as a liability upon issuance and measured at fair value until such approval is obtained. Because the warrants were issued with a nominal exercise price and the issuance price implied a value below the market trading price of the Company’s common stock at issuance, the initial fair value of the warrant liability is expected to exceed the proceeds received from the financing, resulting in a non-cash loss recognized upon issuance. On March 12, 2026, the Company’s stockholders approved the issuance of the shares underlying the warrants. As a result, the warrant liability would be reclassified to stockholders’ equity at its fair value on the approval date and would no longer be subject to subsequent remeasurement thereafter.

The January 2026 Private Placement is a non-recognized (Type II) subsequent event under ASC 855 reflecting conditions arising after December 31, 2025.

At-The-Market Offering

On January 20, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million from time to time through or to Virtu as its sales agent or principal. Sales of common stock through Virtu, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange or any other existing trading market for the common stock. Virtu will use commercially reasonable efforts to sell common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Virtu a commission of up to 2.0% of the gross proceeds from any sale of common stock sold through Virtu under the Sales Agreement. The Company has also provided Virtu with customary indemnification rights.

The Company received approximately $13.5 million in gross proceeds from the sale of 1.3 million shares of its common stock subsequent to December 31, 2025 and through March 16, 2026 pursuant to the ATM Sales Agreement.

Redemption of Series F Preferred Stock

In February 2026, a redemption of 639,935 shares of Series F Preferred Stock for a $175 thousand cash payment was completed. After this redemption, 710,270 shares of Series F Preferred Stock with a redemption value of $175 thousand remained outstanding.

March 2026 Special Meeting of Stockholders

On March 12, 2026, the Company held a Special Meeting of Stockholders at which the Company’s stockholders approved certain proposals previously described in the definitive proxy statement filed with the Securities and Exchange Commission.

At the Special Meeting, stockholders approved:

●	The issuance of 167,539,227 shares of common stock upon the exercise of the January 2026 Pre-Funded Warrants;
●	The issuance of 1,081,082 shares of common stock upon the exercise of the October 2025 Pre-Funded Warrants;
●	An amendment to the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 1,500,000,000 to 5,000,000,000; and
●	The adoption of the Company’s 2026 Equity Incentive Plan.

As a result of the foregoing approvals, the contractual limitations on the exercisability of the Company’s outstanding pre-funded warrants related to the required shareholder approval have been satisfied. The warrants remain subject to their respective terms and conditions, including beneficial ownership limitations.

The amendment to increase the authorized shares became effective upon the filing of the certificate of amendment with the Secretary of State of the State of Delaware on March 12, 2026.

Purchases and Sales of Digital Assets

The Company sold 35 million USDT tokens and 16 million USDS tokens that were received in conjunction with the January 2026 Private Placement for net proceeds of approximately $51.0 million in cash subsequent to December 31, 2025.

Subsequent to December 31, 2025 and through March 16, 2026, the Company deployed approximately $70.7 million in cash to acquire approximately 1.1 billion SKY tokens. As of March 16, 2026 the Company held approximately 2.1 billion SKY tokens with an approximate value of $161.4 million, including staking rewards earned to date.

Legal Proceedings and Threatened Legal Proceedings Related to the January 2026 Private Placement

In connection with the January 2026 Private Placement and following the filing of the definitive proxy statement filed with the SEC on February 10, 2026 (the “Definitive Proxy Statement”), the Company received a class action complaint on behalf of a purported Company stockholder (the “Stockholder Complaint”) alleging breach of fiduciary duty related to claimed deficiencies regarding the disclosures contained in the Definitive Proxy Statement. This purported stockholder has requested that the Company reimburse their attorneys’ fees allegedly incurred in connection with the Stockholder Complaint. While the Company believes that the disclosures set forth in the Definitive Proxy Statement complied fully with all applicable law and denies the allegations in the Stockholder Complaint, in order to moot the purported stockholder’s disclosure claims, avoid nuisance and possible expense and disruption to the January 2026 Private Placement, and provide additional information to its stockholders, the Company voluntarily supplemented certain disclosures in the Definitive Proxy Statement on March 2, 2026. On March 17, 2026, the Company filed a motion to dismiss the Stockholder Complaint. The outcome of this matter is uncertain, and the Company cannot reasonably estimate the possible loss or range of loss, if any, at this time. The event is a non-recognized (Type II) subsequent event under ASC 855 reflecting conditions arising after December 31, 2025.

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

Based upon that evaluation at December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure, at the reasonable assurance level, that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management utilized the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of SEC Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Unless otherwise indicated, all share amounts and per share information presented in this Part III have been adjusted to give retroactive effect to the Company’s 1-for-5 reverse stock split that became effective on February 20, 2026.

Board of Directors

Our Board is currently comprised of four directors. The following table sets forth the name and age (as of March 19, 2026) of each director, indicating all positions and offices with us currently held by the director.

Name	Age	Title	Director Since
Paul E. Freiman, Ph.D.	91	Independent Director	May 2002
Michael Kazley	35	Chairman & Chief Executive Officer	October 2025
Swan Sit	48	Independent Director	December 2019
Yenyou (Jeff) Zheng, Ph.D.	69	Independent Director	September 2019

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

Mr. Kazley has served as Chairman and Chief Executive Officer since October 2025. He has served as the Managing Member and General Partner of R01 Fund LP since 2023. Prior to his time at R01 Fund LP, Mr. Kazley served as a special limited partner for JDS Crypto LP, a private digital asset focused family office, from 2022 to 2023, and served as Chief Executive Officer of Crescent Crypto Asset Management from 2019 to 2022, where he managed a crypto index fund and a discretionary long-biased hedge fund, and became sole manager in 2020. Prior to co-founding Crescent Crypto Asset Management in 2017, he co-founded Cedar Lake Capital Management LP, an investment firm, in 2015. He began his investment career at Goldman Sachs in 2013. Mr. Kazley earned a Bachelor of Science in Industrial and Labor Relations from Cornell University.

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

Executive Officers

The following table sets forth the name, age (as of March 19, 2026) and title of our executive officers. Executive officers are elected annually by our Board and serve at the Board’s discretion.

Name	Age	Title
Michael Kazley	35	Chairman & Chief Executive Officer
Tommy Law	40	Chief Financial Officer and Treasurer

Set forth below is a description of the background of Mr. Law. Mr. Kazley’s background is described above in the section “Board of Directors.”

Mr. Law has served as the Company’s Chief Financial Officer and Treasurer since February 2023. Mr. Law joined the Company in December 2019 and has served in a variety of positions, including as the Corporate Controller (September 2022 until February 2023). As the Corporate Controller, Mr. Law was responsible for annual and quarterly filings with the SEC, as well as managing the periodic financial close process. Prior to serving as the Corporate Controller, Mr. Law served the Company as Assistant Controller (April 2022 to September 2022), Accounting Manager (June 2020 to April 2022) and Senior Accountant (December 2019 to June 2020). Prior to joining the Company, Mr. Law was a Senior Accountant at KP LLC, a marketing solutions company, from January 2017 to December 2019. Previously, he served as Accounting Manager at Hitachi Solutions America, Ltd., an information technology company, from 2012 to 2015. Mr. Law received his B.S. in Business Administration, Accounting from San Jose State University.

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

In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and ten percent (10%) stockholders. Based solely on our review of copies of the reports on the Section 16(a) forms filed with the SEC with respect to the fiscal year ended December 31, 2025, and the written representations received from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than ten percent (10%) of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

Changes to the Procedures in Recommending Nominees to the Board of Directors

In connection with the January 2026 Private Placement, the Company and the Purchasers entered into the IRA, pursuant to which, among other things, the Company agreed to provide the Purchasers with customary demand rights for their shares of Common Stock underlying the Pre-Funded Warrants and customary piggyback registration rights, as well as certain nomination rights for R01, Framework and Sky Frontier Foundation.

The IRA grants to each of R01, Framework and Sky Frontier Foundation the right to nominate one (1) individual for election to the Board of Directors. If any of the parties receiving Nomination Rights cease to beneficially own at least five percent (5%) of the outstanding shares of the Company’s Common Stock, their individual Nomination Rights will terminate.

Audit Committee

Our Audit Committee is composed of Dr. Jeff Zheng (Chair), Dr. Freiman and Ms. Sit. Dr. Jeff Zheng qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. Dr. Jeff Zheng is independent under the NYSE American Rules.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2025 and December 31, 2024 by (1) our Chairman & Chief Executive Officer, (2) our Chief Financial Officer, and (3) our former Chief Executive Officers (collectively, the “NEOs”).

Name and principal position(s)	Fiscal year	Salary ($)		Bonus ($)		All other compensation (1)(2) ($)		Total ($)
Michael Kazley,	2025	$	−	$	−	$	−	$	−
Chairman & Chief Executive Officer (3)	2024		−		−		−		−
Justin M. Hall, Esq.	2025		$271,554	$	−		$978,045		$1,249,600
Former Chief Executive Officer (4)	2024		350,000		−		15,177		365,177
David Lazar	2025	$	−	$	−	$	−	$	−
Former Chief Executive Officer (5)	2024		−		−		−		−
Tommy Law	2025		$170,000		$259,250		$7,547		$436,797
Chief Financial Officer	2024		170,000		42,500		7,696		220,196

(1)

In 2025 the amount includes $962,500 paid to Mr. Hall as severance pursuant to his prior employment agreement. The 2025 amounts also included: (a) individual life insurance premiums paid for by the Company for Mr. Law and Mr. Hall of $747 and $1,545, respectively; and (b) 401(k) plan matching contributions paid for by the Company for Mr. Law and Mr. Hall of $6,800 and $14,000, respectively. In 2024, the amounts included: (a) individual life insurance premiums paid for by the Company for Mr. Law and Mr. Hall of $896 and $1,854, respectively; and (b) 401(k) plan matching contributions paid for by the Company for Mr. Law and Mr. Hall of $0, $6,800 and $13,323, respectively.

(2)

In connection with the closing of the Avenova Asset Sale, we entered into the PRN Transition Services Agreement with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Sale in exchange for agreed upon service fees to be paid to us. As part of the PRN Transition Services Agreement, PRN entered into a consulting agreement with Tommy Law, our Chief Financial Officer, for certain services with a one-time payment of $85,000 which was made by PRN to Mr. Law when all such services were complete and excluded from the table above accordingly.

(3)

Mr. Kazley has served as the Company’s Chief Executive Officer since October 16, 2025. Mr. Kazley is employed and compensated by Fund Manager LLC. The Company does not pay any compensation or management fees to Fund Manager LLC for the services of our Chief Executive Officer.

(4)	Mr. Hall served as the Company’s Chief Executive Officer until August 19, 2025.
(5)	Mr. Lazar served as the Company’s Chief Executive Officer from August 19, 2025 until October 16, 2025 but did not receive any compensation for such service.

2025 and 2024 Base Salaries and Target Bonus Amounts

Mr. Kazley was not paid a base salary in 2025. Mr. Law was paid a 2025 base salary of $170,000 and had a target bonus percentage of base salary of 25% in 2025. Mr Hall was paid a base salary of $350,000 and had a target bonus percentage of base salary of 50% in 2025 and 2024.

2025 and 2024 Cash Bonuses

The Board, upon the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), determined not to award any bonuses to its NEOs for fiscal year 2025 or 2024 performance, except for Mr. Law, who received a $42,500 bonus for fiscal year 2023 performance. The amount listed in the “Bonus” column for Mr. Law for 2025 represents discretionary incentive compensation, determined by the Board based on its qualitative assessment of individual performance and retention considerations.

2025 and 2024 Equity Awards

The Board, upon the recommendation of the Compensation Committee, determined not to grant any equity awards for the 2025 fiscal year or 2024 fiscal year to any of its NEOs.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each of our NEOs as of December 31, 2025. Stock options were granted pursuant to our 2007 Plan thereafter until its expiration in March 2017, and all awards since then have been pursuant to our 2017 Plan. The options granted under our 2007 Plan and 2017 Plan are not exercisable until they have vested.

		Option Awards				Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Kazley.	-	-	-	$-	-	-	$-	-	$-

Justin M. Hall, Esq.	08/20/20	58	-	$6,064	08/20/30	-	$-	-	$-
	05/31/18	24	-	$13,475	05/31/28	-	$-	-	$-
	01/25/17	4	-	$22,050	01/25/27	-	$-	-	$-
	06/06/16	18	-	$17,028	06/06/26	-	$-	-	$-

Tommy Law	06/08/20	1	-	$5,451	06/08/30	-	$-	-	$-
	08/20/20	5	-	$6,064	08/20/30	-	$-	-	$-

(1)

Unless otherwise noted, each option vested as to 25% of the shares underlying the option on the first anniversary of the grant date, with the remainder vesting every three months in 12 equal installments thereafter. Options expire ten (10) years from the date of grant. All of the options were fully vested as of December 31, 2025.

Employment-Related Agreements and Potential Payments upon Termination or Change in Control

Mr. Kazley is not party to an employment agreement with the Company.

The principal terms of Mr. Law’s employment agreement and Mr. Hall’s employment and separation agreements are summarized below.

Tommy Law

Mr. Law's employment agreement provides for at-will employment and a term commencing on August 19, 2025 and continuing to and including the first anniversary of such date, unless earlier terminated in accordance with the terms of the employment agreement. Mr. Law's employment agreement provides for an annual base salary of one hundred seventy thousand dollars ($170,000).

In addition, Mr. Law is eligible to participate in any bonus plan that is deemed appropriate by the Board. The bonus amount shall be determined by the Board, in its sole discretion, based upon several factors, including: (i) the fulfillment, during the relevant year, of specific milestones and tasks delegated, for such year, to the executive as set by the executive and the Company's Chief Executive Officer and/or the Board, before the end of the first calendar quarter; (ii) the evaluation of the executive by the Company's Chief Executive Officer and/or the Board; (iii) the Company's financial, product and expected progress; and (iv) other pertinent matters relating to the Company's business and valuation. The Compensation Committee has the sole discretion to pay any or all of the annual bonus in cash or as equity compensation (which would be fully vested as of the date of grant).

The Company paid Mr. Law a one-time cash retention payment in the amount of $170,000 in 2025 based on his remaining employed by the Company through the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2025.

In the event the Company terminates Mr. Law for cause, he would be entitled to any earned but unpaid wages or other compensation (including reimbursements of his outstanding expenses incurred and submitted in compliance with Company policies and unused vacation) earned through the termination date.

In the event the Company terminates Mr. Law without cause or at the expiration of the term, provided such termination constitutes a "separation from service" as such term is defined in Section 409A of the Code and, subject to his compliance with his confidentiality, proprietary rights, and conflicting employment obligations and his execution of a release of claims in favor of the Company, he would be entitled to an amount equal to his then-current annual base salary, payable in a lump-sum within sixty (60) days following Mr. Law's separation from service in addition to Mr. Law's earned wages and other compensation (including reimbursements of his outstanding expenses incurred and submitted in compliance with Company policies and unused vacation) through the date his employment is terminated from the Company.

Moreover, all outstanding equity awards held by Mr. Law will be subject to full accelerated vesting on the date of termination without cause or at the expiration of the term, and the exercise period shall be extended to three (3) years from the date of termination.

Justin Hall

Prior to his termination of employment, Mr. Hall was party to an employment agreement with the Company that provided for an annual base salary of three hundred fifty thousand dollars ($350,000).

Mr. Hall’s employment with the Company terminated in connection with, and as a condition to, the transactions contemplated by the 2025 Preferred Stock Purchase Agreement. In connection with his termination of employment, the Company agreed to pay Mr. Hall a cash payment in two installments, each in the amount of $481,250, less required taxes and withholdings, plus $8,777.61 in COBRA payments per installment. In connection therewith, Mr. Hall agreed to resign as Chief Executive Officer of the Company, and to resign as a director on the Board. The agreement included a mutual release of claims and mutual non-disparagement obligations.

Director Compensation

The compensation and benefits for service as non-employee members of our Board is determined by the Board. Directors employed by the Company, such as Mr. Kazley, are not compensated for service on the Board or any committee of the Board; however, the Company reimburses all directors for any out-of-pocket expenses incurred in connection with attending meetings of the Board and committees of the Board.

The Board, upon the recommendation of the Compensation Committee, approved the Non-Employee Director Compensation Program, effective January 1, 2024 (the “2024 Non-Employee Director Compensation Plan”). Under the 2024 Non-Employee Director Compensation Plan, each director receives his or her annual retainer compensation in cash and an annual grant of 6,000 RSUs. All cash compensation is payable quarterly on the first (1st) business day of the quarter.

Approved non-employee director compensation for 2025 was as follows:

Board Meetings	Chair of Committees	All Other Committee Members
Chair of the Board: Annual cash compensation of $52,000 per year.	Chair of the Audit Committee: Annual cash compensation of $17,500 per year.	Member of the Audit Committee: Annual cash compensation of $7,500 per year.

Member of the Board: The annual fee consists of: (i) $40,000 in cash and (ii) 6,000 restricted stock units granted. The restricted stock units are granted at the Company’s Annual Meeting of Stockholders, and vest on the one year anniversary of the grant date.

	Chair of the Compensation Committee: Annual cash compensation of $13,000 per year.	Member of the Compensation Committee: Annual cash compensation of $6,000 per year for each committee.

Chair of the N&CG Committee: Annual cash compensation of $10,000 per year.

Member of the N&CG Committee: Annual cash compensation of $5,000 per year for each committee.

Non-employee directors also may be granted additional awards under our equity incentive plans at the discretion of our Board.

The compensation received during 2025 by each non-employee director is set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Paul E. Freiman, Ph.D.	$77,500	$34,200	$111,700
Swan Sit	$58,500	$34,200	$92,700
Yenyou (Jeff) Zheng, Ph.D.	$73,000	$34,200	$107,700
Julie Garlikov (2)	$80,000	$-	$80,000
Mijia (Bob) Wu, M.B.A. (2)	$80,000	$-	$80,000
Sean Zheng (2)	$80,000	$-	$80,000

(1)

These amounts represent the aggregate grant date fair value of $5.70 per share for the 6,000 RSUs granted to each director as part of his or her annual fee in fiscal year 2025. The assumptions used to determine the value of RSUs are described in Note 11 “Stock-Based Compensation” to the Company’s consolidated financial statements in this annual report. At December 31, 2025, each of Dr. Freiman, Ms. Sit, and Dr. Jeff Zheng had an aggregate of 6,000 unvested RSUs. At December 31, 2025, the aggregate number of vested stock options for each of the non-employee directors who served in 2025 and held stock options was as follows (with no such director holding any unvested stock options at such time): Dr. Freiman, 22; Ms. Sit, 4; Dr. Jeff Zheng, 4; and Mr. Wu, 16.

(2)	Ms. Garlikov and Messrs. Wu and Zheng each served as members of the Company’s Board of Directors until October 16, 2025.

Pay-Versus-Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, the Company is providing the following disclosure about the relationship between executive pay actually paid (as defined by SEC rules) and the Company’s financial performance.

Pay-Versus-Performance Table

In accordance with SEC rules, the table below sets forth the following information for the fiscal years ended December 31, 2025, 2024 and 2023: (i) the total compensation reported for the Company’s principal executive officer (“PEO”) and the non-PEO named executive officers (“NEOs”) in the “Summary Compensation Table” included in this report and, with respect to fiscal year 2023, the “Summary Compensation Table” included in the Company’s Proxy Statement filed with the SEC on May 18, 2023; (ii) the compensation “actually paid” to the PEO and the non-PEO NEOs, calculated in accordance with SEC rules and as described in the footnotes below; (iii) the Company’s total stockholder return (“TSR”); and (iv) the Company’s net income (loss). The amounts reported in the “Summary Compensation Table” and the compensation actually paid amounts do not reflect the actual amounts of compensation earned by, or paid to, our NEOs during the applicable years, but rather are amounts determined in accordance with Item 402(v) of Regulation S-K.

Fiscal Year	Summary Compensation Table Total for PEO	Compensation “Actually Paid” to PEO(1)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(2)	Average Compensation “Actually Paid” Total for Non PEO Named Executive Officers(3)	Value of Initial Fixed $100 Investment based on NBY TSR(4)	Net Income (in thousands)(5)
2025	$1,249,600	$1,249,600	$436,797	$436,797	$9.44	$(22,141)
2024	$365,177	$366,461	$220,196	$220,295	$0.88	$(7,223)
2023	$364,146	$358,857	$190,840	$189,734	$10.46	$(9,640)

(1)

Compensation actually paid (as defined by SEC rules) to the CEO for each period presented reflects the amount set forth in column (1), adjusted as set forth below in the Reconciliation of Compensation Actually Paid Table. David Lazar served as the Company’s Chief Executive Officer from August 19, 2025 until October 16, 2025 but did not receive any compensation for such service.

(2)

Mr. Law, our Chief Financial Officer, was the Company’s only non-CEO named executive officer (“NEO”) for fiscal years 2025 and 2024. Mr. Law, Dr. Kunin, our former Chief Product Officer, and Mr. Jones, our former Chief Financial Officer, were the Company’s non-CEO NEOs in fiscal year 2023. Dr. Kunin resigned effective November 5, 2023 and Mr. Jones resigned effective February 15, 2023. Amounts in 2023 for the NEOs other than the CEO are weighted averages based on the number of days the applicable NEOs served.

(3)

Average compensation actually paid (as defined by SEC rules) to the Company’s NEOs (except the CEO) for each period presented reflects the amount set forth in column (3), adjusted as set forth below in the Reconciliation of Compensation Actually Paid Table.

(4)

Reflects the TSR of a $100 investment in the Company from the beginning of fiscal year 2023 through each of the fiscal years ended December 31, 2025, 2024 and 2023. The Company’s TSR includes share price appreciation or depreciation and assumes reinvestment of dividends, including the Company’s one-time special cash dividend paid in 2025.

(5)

Reflects “Net loss” as reported in the Company’s Consolidated Statements of Operations included in this report and, with respect to fiscal year 2023, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Reconciliation of Compensation Actually Paid Table

The following table details the applicable adjustments that were made to determine compensation actually paid (amounts are weighted-averages for the NEOs other than the CEO in 2023 based on the number of days served):

Fiscal Year	Reported Summary Compensation Table Total ($)	Deduct: Reported value of equity awards ($)(a)	Add: Equity award adjustments ($)(b)	Deduct: Reported change in the actuarial present value of pension benefits ($)(c)	Add: Pension benefit adjustments ($)(c)	Compensation actually paid ($)
CEO
2025	$1,249,600	$-	$-	$-	$-	$1,249,600
2024	$365,177	$-	$1,284	$-	$-	$366,461
2023	$364,146	$-	$(5,289)	$-	$-	$358,857
NEOs (except the Chief Executive Officer)
2025	$436,797	$-	$-	$-	$-	$436,797
2024	$220,196	$-	$99	$-	$-	$220,295
2023	$190,840	$-	$(1,106)	$-	$-	$189,734

(a)

As provided in the “Summary Compensation Table” provided in this report, as relates to the fiscal year ended December 31, 2023, the 2023 Proxy Statement. No equity awards were granted to any NEO in the fiscal years presented.

(b)

The equity award adjustments for each applicable period include the subtraction of the following (amounts are weighted-averages for the NEOs other than the CEO in 2023 and 2022 based on the number of days served):

Fiscal Year	Period-end fair value of equity awards granted during the period ($)	Changes in value of prior years’ awards unvested at fiscal year end ($)	Fair value as of vesting date of equity awards granted and vested in the period ($)	Change in value of prior years’ awards that vested in year reported ($)	Fair value at the end of the prior period of equity awards that failed to meet vesting conditions in the period ($)	Value of dividends or other earnings paid on stock or option awards not otherwise reflected in fair value or total compensation ($)	Total equity award adjustments ($)
CEO
2025	$-	$-	$-	$-	$-	$-	$-
2024	$-	$-	$-	$1,284	$-	$-	$1,284
2023	$-	$(2,974)	$-	$(2,315)	$-	$-	$(5,289)
NEOs (except the Chief Executive Officer)
2025	$-	$-	$-	$-	$-	$-	$-
2024	$-	$-	$-	$99	$-	$-	$99
2023	$-	$(83)	$-	$(1,023)	$-	$-	$(1,106)

(c)

In the periods presented and consistent with the “Summary Compensation Table” provided in this report and, as relates to the fiscal year ended December 31, 2023, the 2023 Proxy Statement, the Company did not have: (i) a change in the actuarial present value of the accumulated benefit under any defined benefit or actuarial pension plans or (ii) any service cost or prior service cost related to any defined benefit or actuarial pension plans.

Pay-Versus-Performance Relationship

The Company believes the table above shows the alignment between compensation actually paid to the CEO and our other non-CEO NEOs and the Company’s performance. The charts below show, for the past three years, the relationship of the CEO and the other non-CEO NEOs compensation “actually paid” and (i) the Company’s TSR and (ii) the Company’s net loss.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(3)	Weighted Average Exercise Price of Outstanding Options and Rights(4)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding some securities reflected in first column)(2)
Equity compensation plans approved by security holders(1)	18,201	$137.40	223,952
Equity compensation plans not approved by security holders	-	-	-
Total	18,201	$137.40	223,952

(1)

Consists of the 2007 Omnibus Incentive Plan and the 2017 Omnibus Incentive Plan. No additional option grants are being made under the 2002 Stock Option Plan, 2005 Stock Option Plan or 2007 Omnibus Incentive Plan. The 2017 Omnibus Incentive Plan became effective on June 2, 2017, and 223,952 shares were available for future awards under the plan as of December 31, 2025. On March 12, 2026, the Company’s stockholders approved an amendment to the 2017 Omnibus Incentive Plan increasing the number of shares authorized for issuance by 200,000 shares which is not reflected in the table above as of December 31, 2025.

(2)

Upon adoption, the 2017 Omnibus Incentive Plan allowed for awards of up to 13,249 shares of the Company’s common stock, , after giving retroactive effect to the Company’s 1-for-5 reverse stock split effective February 20, 2026, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2018 through January 1, 2027 equal to (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board.

(3)	Securities listed in this column consisted of options to purchase 201 shares and 18 thousand restricted stock units.

(4)	The weighted average exercise price relates only to the stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates information as of March 17, 2026 regarding the beneficial ownership of our securities by:

●	each person who is known by us to beneficially own more than five percent (5%) of our securities;
●	our current executive officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

The percentage of shares beneficially owned is based on 26,625,029 shares of common stock outstanding as of March 16, 2026. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them and no shares are pledged.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Beneficial Owners Holding More Than 5%
R01 Fund LP 1111 Lincoln Road, Suite 500, Miami Beach, FL, 33139 (2)	11,361,216	42.7%
Framework Ventures IV L.P. 600 Montgomery Street, Floor 42, San Francisco, CA, 94111 (3)	11,361,216	42.7%
Executive Officers and Directors
Michael Kazley (2)	11,361,216	42.7%
Tommy Law	6	*
Paul E. Freiman, Ph.D. (4)	207	*
Swan Sit (5)	172	*
Yenyou (Jeff) Zheng, Ph.D. (6)	172	*
All directors and executive officers as a group (5 persons)	11,361,773	42.7%

*	Less than one percent (1%).

(1)

The address for each director and executive officer of NovaBay listed is c/o NovaBay Pharmaceuticals, Inc., 2000 Powell Street, Suite 1150, Emeryville, CA 94608. The number of shares beneficially owned and percent of class is calculated in accordance with SEC rules. A beneficial owner is deemed to beneficially own shares the beneficial owner has the right to acquire within sixty (60) days of March 17, 2026. For purposes of calculating the percent of class held by a single beneficial owner, the shares that such beneficial owner has the right to acquire within sixty (60) days of March 17, 2026 are also deemed to be outstanding; however, such shares are not deemed to be outstanding for purposes of calculating the percentage ownership of any other beneficial owner.

(2)	Consists of 11,361,216 shares of Common Stock held by R01 Fund LP. Does not include 540,541 shares of Common Stock issuable upon the exercise of the October Pre-Funded Warrants and 53,670,974 shares of Common Stock issuable upon the exercise of the 2026 Pre-Funded Warrants, as the exercise of such warrants is subject to a 9.99% beneficial ownership limitation that restricts the holder from exercising the warrants to the extent such exercise would result in the holder beneficially owning more than 9.99% of the Company’s outstanding Common Stock and no portion of the 2026 Pre-Funded Warrants will not become exercisable until July 16, 2026. The shares of Common Stock may also be deemed to be beneficially owned by R01 Capital LLC, R01 Capital Manager LLC and Michael Kazley, each of which disclaims beneficial ownership of such shares except to the extent of its or his pecuniary interest therein, if any. R01 Capital LLC is the general partner of R01 Fund LP. R01 Capital Manager LLC is the investment manager for R01 Capital. Michael Kazley is the managing member of R01 Capital Manager LLC..

(3)	Consists of 11,361,216 shares of Common Stock held by Framework Ventures IV L.P. Does not include 540,541 shares of Common Stock issuable upon the exercise of the October Pre-Funded Warrants and 50,109,253 shares of Common Stock issuable upon the exercise of the 2026 Pre-Funded Warrants, as the exercise of such warrants is subject to a 9.99% beneficial ownership limitation that restricts the holder from exercising the warrants to the extent such exercise would result in the holder beneficially owning more than 9.99% of the Company’s outstanding Common Stock and no portion of the 2026 Pre-Funded Warrants will not become exercisable until July 16, 2026. The shares of Common Stock may also be deemed to be beneficially owned by Framework Ventures IV GP LLC, Framework Ventures Management LLC, Michael Anderson and Vance Spencer, each of whom disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any. Framework Ventures IV GP LLC is the general partner of Framework Ventures IV L.P. Framework Ventures Management LLC is the investment manager of Framework Ventures IV LP. Michael Anderson and Vance Spencer are members and managers of Framework Ventures IV GP LLC and the managing members of Framework Ventures Management LLC.

(4)

Consists of (i) 206 shares of Common Stock held directly by Dr. Freiman and (ii) 1 share of Common Stock held by the Paul Freiman and Anna Mazzuchi Freiman Trust, of which Dr. Freiman and his spouse are trustees (with sole voting power over 1 share, shared voting power over 1 share, sole investment power over no shares and shared investment power over 1 shares).

(5)	Consists of 172 shares of Common Stock held directly by Ms. Sit.

(6)	Consists of 172 shares of Common Stock held directly by Dr. Jeff Zheng.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

NovaBay’s Audit Committee has the responsibility of reviewing any possible related party transactions. In conducting its review, the Audit Committee applies the principles of the Code of Ethics and its Conflict of Interest Policy to: (i) the relationship of the related persons to the transaction; (ii) the relationship between the Company and the related persons; (iii) the importance of the interest to the related persons; and (iv) the amount involved in the transaction. Since December 31, 2023, there has not been any transaction, nor is there any proposed transaction, in which NovaBay was a participant, and in which a “related party” of NovaBay had or is expected to have a direct or indirect material interest, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of the average of NovaBay’s total assets at the end of the last two (2) completed fiscal years, that would require disclosure, except for the following:

Consulting Agreement

In connection with the closing of the Avenova Asset Sale, we entered into the PRN Transition Services Agreement with PRN, pursuant to which we agreed to provide services to PRN with respect to specified accounting, marketing, sales, customer service, regulatory and operational support for a period of four (4) months after the closing of the Avenova Asset Sale in exchange for agreed upon service fees to be paid to us. As part of the PRN Transaction Services Agreement, PRN entered into a consulting agreement with Tommy Law, our Chief Financial Officer, for certain services with a one-time payment of $85,000 to be made by PRN to Mr. Law when all such services are complete.

October 2025 Pre-Funded Warrant Issuance.

On October 16, 2025, the Company issued and sold the October Pre-Funded Warrants to purchase an aggregate of 1,081,082 shares of the Company’s Common Stock (or 540,541 shares to each of R01 Fund LP and Framework Ventures IV L.P.) in two transactions for aggregate gross proceeds of approximately $6,000,000. On the original issuance date, the purchase price was $5.50 per October Pre-Funded Warrant, representing 110% of the closing price of the common stock on the day before the issuance, less the $0.05 exercise price for each such October Pre-Funded Warrant. The October Pre-Funded Warrants are exercisable for shares of common stock at any time after January 1, 2026, subject to receipt of stockholder approval. Our Chief Executive Officer and Chairman of our Board of Directors, Michael Kazley, is the managing member of R01 Capital Manager LLC. R01 Capital Manager LLC is the investment manager for R01 Capital LLC, and R01 Capital LLC is the general partner of R01 Fund LP. Accordingly, the issuance of the October Pre-Funded Warrants to R01 Fund LP constituted a related party transaction. The October Pre-Funded Warrants were issued and sold in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D.

January 2026 Pre-Funded Warrant Issuance

In connection with the private placement announced on January 16, 2026 (the “Private Placement”), R01 Fund LP and Framework Ventures IV L.P. purchased 2026 Pre-Funded Warrants to purchase 53,679,974 and 50,109,253 shares, respectively, of the Company’s Common Stock at a purchase price of $0.85 per share underlying the warrants. This amounted to contributions of approximately 698,276,083 SKY tokens from R01 Fund LP, and a combination of $25,000,000 and 245,323,607 SKY tokens from Framework Ventures IV L.P., equating to total contributions of approximately $45.4 million and $41.0 million from R01 and Framework, respectively. The Private Placement generated aggregate gross proceeds of approximately $138.4 million, including $25.0 million in cash, 35.0 million USDT and 16.0 million USDS stablecoins (with an aggregate value of approximately $51.0 million), and 943,599,690 SKY tokens (with an aggregate value of approximately $61.4million). The value of the stablecoins and SKY tokens was determined based on their approximate respective fair values as of the closing date of the Private Placement. Once the 2026 Pre-Funded Warrants become fully exercisable, we expect that R01 Fund LP and Framework Ventures IV L.P. will control approximately 34% and 32%, respectively, of our outstanding Common Stock. Our Chief Executive Officer and Chairman of our Board of Directors, Michael Kazley, is the managing member of R01 Capital Manager LLC. R01 Capital Manager LLC is the investment manager for R01 Capital LLC, and R01 Capital LLC is the general partner of R01 Fund LP. Accordingly, the investment by R01 Fund LP constituted a related party transaction. The terms of the securities sold to R01 Fund LP and Framework Ventures IV L.P. were the same as those offered to the other investors participating in the Private Placement. The 2026 Pre-Funded Warrants were issued and sold in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D.

Consulting Services

During the year ended December 31, 2025, the Company engaged an employee of R01 Fund LP, a significant stockholder of the Company, to provide consulting services related to general corporate matters and digital asset treasury operations. The consulting agreement provides for a monthly fee of $25 thousand and continues until terminated by either party. Total fees paid by the Company for these services were approximately $53 thousand during the year ended December 31, 2025.

Michael Kazley, the Company’s Chief Executive Officer and Chairman of the Board, is the managing member of R01 Capital Manager LLC, the investment manager for R01 Capital LLC, which serves as the general partner of R01 Fund LP. Accordingly, the consulting arrangement constituted a related party transaction.

Investors’ Rights

In connection with the Private Placement, on January 16, 2026, the Company and the Purchasers entered into an Investors’ Rights Agreement (the “IRA”), pursuant to which, among other things, the Company agreed to provide (i) R01, Framework and Sky Frontier Foundation customary demand rights for their shares of Common Stock underlying the 2026 Pre-Funded Warrants, (ii) customary piggyback registration rights for all of the Purchasers and (iii) certain nomination rights for R01, Framework and Sky Frontier Foundation.

The IRA grants to each of R01, Framework and Sky Frontier Foundation the right to nominate one (1) individual for election to the Board of Directors (the “Nomination Rights”). If any of the parties receiving Nomination Rights cease to beneficially own at least five percent (5%) of the outstanding shares of the Company’s Common Stock, their individual Nomination Rights will terminate.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm through January 2026. As previously disclosed in Current Reports on Form 8-K filed January 27, 2026 and January 29, 2026, the Company engaged CBIZ CPAs P.C. (“CBIZ”) as its independent registered public accounting firm.

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees – CBIZ	$301,875	$	―
Audit Fees – Withum	230,440		492,960
Total Fees	$532,315		$492,960

Audit fees consist of fees billed or expected to be billed for professional services rendered and related out-of-pocket expenses incurred in connection with the audit and quarterly reviews of our consolidated financial statements and other engagements, such as review of documents filed with the SEC, including fees associated with the review of registration statements, comfort letters and consents.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

All engagements for services by the Company’s independent registered public accounting firms are subject to prior approval by the Audit Committee; however, de minimis non-audit services may be approved in accordance with applicable SEC rules. The Audit Committee approved all services provided by the Company’s independent registered public accounting firms for the fiscal years ended December 31, 2025 and December 31, 2024.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this annual report:

(1) Financial Statements. The financial statements listed in the Index for Item 8 hereof are filed as part of this annual report.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required or the required information is included in our Consolidated Financial Statements and notes thereto in Item 8 above.

(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-33678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, by and among NovaBay Pharmaceuticals, Inc., DERMAdoctor, LLC and New Age Investments, LLC	8-K	001-33678	2.1	03/14/2024
2.3*	Asset Purchase Agreement, dated September 19, 2024, by and among NovaBay Pharmaceuticals, Inc. and PRN Physician Recommended Nutriceuticals, LLC	8-K	001-33678	2.1	9/20/2024
2.4*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 5, 2024, between PRN Physician Recommended Nutriceuticals, LLC and NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.1	11/06/2024
2.5*	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Description of Securities					X
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.10	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.11	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.12	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.13	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023

4.14	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.15	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.16	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.17	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.18	Form of Pre-Funded Common Stock Warrant	8-K	001-33678	4.4	7/29/2024
4.19	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.20	Form of Series F-2 Common Stock Warrant	8-K	001-33678	4.2	7/29/2024
4.21	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
4.22	Form of Pre-Funded Warrant	8-K	001-33678	4.1	1/16/2026
4.23	Form of October 2025 Pre-Funded Warrant	8-K	001-33678	4.1	10/20/2025
10.1	Director and Officer Indemnity Agreement	10-K	001-33678	10.1	3/29/2022
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+	Second Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2023	8-K	001-33678	10.3	12/11/2023
10.8+	Third Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2024	8-K	001-33678	10.4	1/22/2025
10.9+	2024 Non-Employee Director Compensation Plan	10-K	001-33678	10.8	3/26/2024
10.10	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.11	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.12†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.13	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.14	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.15	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
10.16	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.17	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
10.18*	Form of 2020 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.19*	Form of 2021 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.20	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.21	Form of Registration Rights Agreement, dated November 18, 2022	8-K	001-33678	10.4	9/13/2022

10.22+	Consulting Agreement between the Company and Andrew Jones, dated February 15, 2023	10-K	001-33678	10.33	3/31/2023
10.23	Form of Letter Agreement	8-K	001-33678	10.1	12/21/2023
10.24	Form of Securities Purchase Agreement	8-K	001-33678	10.1	4/27/2023
10.25*	Form of Security Agreement	8-K	001-33678	10.2	4/27/2023
10.26*	Form of First Amendment to the Security Agreement, dated March 24, 2024	8-K	001-33678	10.3	3/25/2024
10.27	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.28*	Form of Consent and Release, dated March 24, 2024	8-K	001-33678	10.4	3/25/2024
10.29	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.30	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
10.31	Form of Letter Agreement, dated June 14, 2024	8-K	001-33678	10.1	6/14/2024
10.32*	Underwriting Agreement, dated July 26, 2024, by and between the Company and Ladenburg Thalmann & Co., Inc.	8-K	001-33678	1.1	7/29/2024
10.33	Warrant Agency Agreement, dated July 29, 2024, by and between the Company and Equiniti Trust Company, LLC	8-K	001-33678	10.1	7/29/2024
10.34*	Secured Promissory Note, dated as of November 5, 2024, between NovaBay Pharmaceuticals, Inc., as borrower, and PRN Physician Recommended Nutriceuticals, LLC, as lender.	8-K	001-33678	10.1	11/06/2024
10.35	Transition Services Agreement, dated as of January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	10.1	1/10/2025
10.36	Engagement Agreement, dated March 4, 2025, by and between NovaBay Pharmaceuticals, Inc. and Lucid Capital Markets, LLC	8-K	001-33678	10.1	3/7/2025
10.37*	Settlement and Release Agreement, dated March 5, 2025, by and between NovaBay Pharmaceuticals, Inc. and Sabby Volatility Warrant Master Fund Ltd.	8-K	001-33678	10.1	3/11/2025
10.38*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and Bigger Capital Fund, LP	8-K	001-33678	10.2	3/11/2025
10.39*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and District 2 Capital Fund LP	8-K	001-33678	10.3	3/11/2025
10.40	Amended and Restated Employment Agreement, dated August 19, 2025, by and between the Company and Justin Hall	8-K	001-33678	10.6	8/19/2025
10.41	Employment Agreement, dated August 19, 2025, by and between the Company and Tommy Law	8-K	001-33678	10.7	8/19/2025
10.42	Settlement Agreement and General and Mutual Release, dated August 19, 2025, by and between the Company and Justin Hall	8-K	001-33678	10.8	8/19/2025
10.43	Form of Settlement Agreement and General and Mutual Release with Resigning Non-Employee Directors	8-K	001-33678	10.9	8/19/2025
10.44	ATM Sales Agreement, by and between NovaBay Pharmaceuticals, Inc. and Virtu Americas LLC, dated January 20, 2026	8-K	001-33678	1.1	1/20/2026
10.45	Securities Purchase Agreement, by and among NovaBay Pharmaceuticals, Inc., R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation, dated January 16, 2026	8-K	001-33678	10.1	1/16/2026	X
10.46	Investors’ Rights Agreement, by and among NovaBay Pharmaceuticals, Inc., R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation, dated January 16, 2026	8-K	001-33678	10.2	1/16/2026
10.47	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
10.48+	Consulting Agreement between the Company and Henry Blynn, dated October 16, 2025.					X
10.49+	First Amendment to Consulting Agreement by and between NovaBay Pharmaceuticals, Inc. and Henry Blynn, dated February 3, 2026.					X
19	NovaBay Insider Trading Policy					X
21	Subsidiaries of the Company					X
23.1	Consent of WithumSmith+Brown PC					X
23.2	Consent of CBIZ, Inc.					X
31.1	Certification of the Principal Executive Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of NovaBay Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

*

Certain schedule and exhibits were omitted as well as confidential portions of this exhibit by means of marking such portions with brackets because the confidential portions (i) are not material and the type of information that is typically treated as private or confidential and/or (ii) would be competitively harmful if publicly disclosed.

ITEM 15.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026
	By:	/s/ Michael Kazley
Michael Kazley Chief Executive Officer, Chairman of the Board (principal executive officer)

Date: March 19, 2026
	By:	/s/ Tommy Law
Tommy Law Chief Financial Officer (principal financial officer)

Date: March 19, 2026
	By:	/s/ Paul E. Freiman
Paul E. Freiman, Ph.D (director)

Date: March 19, 2026
	By:	/s/ Swan Sit
Swan Sit (director)

Date: March 19, 2026
	By:	/s/ Yenyou (Jeff) Zheng
Yenyou (Jeff) Zheng (director)