Form 10-K/A
period 2025-12-31
Stablecoin Development Corp
filed 2026-04-29
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33678

STABLECOIN DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0454536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Powell Street, Suite 1150, Emeryville, California 94608

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (510) 899-8800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	SDEV	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

STABLECOIN DEVELOPMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Stablecoin Development Corporation (the “Company”) for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026, is being filed to amend and restate our audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2025.

In addition, subsequent to December 31, 2025, on February 20, 2026, we effected a 1-for-5 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this annual report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split. On April 2, 2026, the Company’s legal name change became effective, and the transition to the new trading symbol reflects the Company’s previously announced strategic repositioning as an on-chain holding company focused on protocol-aligned digital asset ecosystems, with an initial focus on the Sky protocol ecosystem.

Background of the Restatement

On April 27, 2026, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2025, should no longer be relied upon because of an error in the Company’s accounting for certain outstanding common stock warrants, which we refer to as the October 2025 Pre-Funded Warrants in this Amendment.

The error relates to the determination of the number of shares of common stock issuable upon exercise of the October 2025 Pre-Funded Warrants that were issued by the Company in October 2025, which contain certain anti-dilution adjustment provisions with respect to subsequent issuances of common stock by the Company related to the conversion of certain convertible securities. At the time of issuance on October 16, 2025, the October 2025 Pre-Funded Warrants represented the right to purchase 1,081,082 shares of common stock at a per share exercise price of $0.05. In the Company's Form 10-K for the year ended December 31, 2025, the Company did not correctly account for the impact of the anti-dilution adjustment provisions contained in the October 2025 Pre-Funded Warrants triggered by dilutive issuances of securities from the Series D Preferred and Series E Preferred conversion subsequent to the issuance of the October 2025 Pre-Funded Warrants. Specifically, the Company failed to correctly reflect both (i) the decrease in the exercise price of such warrants to $0.002385 per share, and (ii) the increase in the number of shares issuable upon exercise of such warrants, each as required by the anti-dilution adjustment provisions. As a result of such provisions, the number of shares of common stock issuable upon exercise of October 2025 Pre-Funded Warrants increased to 22,664,040 shares.

The cumulative effect of the restatement on the Company's financial statements is an increase in the warrant liability balance and corresponding increases in (i) loss from the change in fair value of warrant liabilities and (ii) loss on fair value of warrant liability in excess of proceeds, aggregating to $608.6 million at December 31, 2025. Refer to Item 8, Note 3, “Restatement of Consolidated Financial Statements” for further details regarding the amounts of the adjustments. These adjustments are non-cash and do not impact the Company's operating expenses, operating income, net cash flows or cash and cash equivalents as previously reported.

This Amendment amends the Original Filing only to the extent necessary to reflect the restatement. The following items in the Original Filing have been amended by the Amendment to reflect the restatement:

·	Part I - Item 1A. Risk Factors
·	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
·	Part II - Item 8. Financial Statements and Supplementary Data;
·	Part II - Item 9A. Controls and Procedures;
·	Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
·	Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence; and
·	Part IV - Item 15. Exhibits and Financial Statement Schedules

This Amendment also includes as exhibits, the required officer certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of the Amendment.

Items in the Original Filing that have not been amended have been omitted from this Amendment. This Amendment is as of the date of the Original Filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the date of the Original Filing other than those associated with the restatement of the Company’s audited consolidated financial statements.

ITEM 1A. RISK FACTORS.

There are no changes to Item 1A as disclosed in our originally filed Annual Report on Form 10-K for the year ended December 31, 2025 except for the addition of the following risk factor.

Risks Related to Our Common Stock

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K/A. This material weakness, uncorrected, could continue to affect adversely our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and identified a material weakness in our controls over the review of the contractual terms of our outstanding equity-linked financial instruments and the identification of triggering events under those instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. See Part II - Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to report properly on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the consolidated financial statements and related notes in Item 8 of this Report.

Restatement

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2025, as included in Item 8, Note 3, “Restatement of Consolidated Financial Statements”.  The Original Filing was filed with the SEC on March 19, 2026.

Cautionary Statement Regarding Forward-looking Statements

Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial condition.  All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Report is filed.

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

Discontinued Operations

As part of the comprehensive realignment of our business during 2024 and 2025, we completed the Avenova Asset Divestiture, the PhaseOne Divestiture, and the DERMAdoctor Divestiture, and decided to exit our involvement in the China NeutroPhase product line. The historical financial results of these businesses are reflected as discontinued operations in the Consolidated Financial Statements included in this annual report. See Notes 14, “Avenova Asset Divestiture and Bridge Loan,” 15 “PhaseOne Divestiture”, 16, “DERMAdoctor Divestiture” and 17, “Summary of Discontinued Operations” to the Consolidated Financial Statements in Part II, Item 8 of this annual report for additional details.

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

Certain of our outstanding warrants contain anti-dilution adjustment provisions that adjust the per-share exercise price and the number of shares issuable upon exercise for the warrants upon the occurrence of specified dilutive issuances of securities by the Company. The application of these provisions requires us to identify triggering events, calculate the resulting adjustments in accordance with the contractual formula, and reflect the adjusted share count and exercise price in the measurement of the related warrant liability at each reporting date. The number of shares issuable upon exercise for such warrants and, accordingly, the fair value of the related warrant liability, can change materially as a result of these adjustments. See Note 10 for additional information regarding our outstanding warrants and the related anti-dilution adjustment provisions.

The determination of the appropriate valuation technique and the related assumptions requires significant judgment. Changes in the Company’s stock price, volatility, or other valuation inputs could materially affect the recorded fair value of warrant liabilities and the related non-cash gains or losses recognized in the Consolidated Statements of Operations. See additional information in Note 10, “Common Stock Warrants and Warrant Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Impairment of Assets

We review long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that any such asset may be impaired, that the carrying amount of any such asset may not be fully recoverable or that the useful life of the asset, if applicable, is no longer appropriate. Management uses judgment in making critical assumptions and estimates in determining when an impairment assessment should be recorded, if more frequent than annually, or in the completion of any such assessment. This includes cash flow projections that look several years into the future and assumptions on variables such as economic conditions, probability of success, and discount rates. Changes in judgments with respect to these assumptions and estimates could impact any such impairments recorded during 2025 as further described in Notes 2, “Summary of Significant Accounting Policies;” and 7, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

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

Results of Operations

Comparison of years ended December 31, 2025 and 2024 (in thousands)

	For the years ended December 31,
Statement of Operations	2025 (Restated)	2024	Dollar Change	Percent Change

Operating expenses:
General and administrative	$7,585	$7,379	206	3%
Impairment of long-lived assets	854	—	854	—
Total operating expenses	8,439	7,379	1,060	14%
Operating loss	(8,439)	(7,379)	(1,060)	14%

Non-cash (loss) gain on changes in fair value of warrant liability	(509,940)	114	(510,054)	(447,416%)
Non-cash loss on fair value of warrant liability in excess of proceeds at issuance	(123,185)	—	(123,185)	(100%)
Accretion of interest and amortization of discounts on convertible notes	(277)	(904)	627	(69%)
Other expense, net	(20)	(581)	561	(97%)
Net loss from continuing operations	(641,861)	(8,750)	(633,111)	7,236%

Net income from discontinued operations, net of taxes	11,081	1,527	9,554	626%
Net loss	$(630,780)	$(7,223)	$(623,557)	8,633%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture and the China NeutroPhase product line for the years ended December 31, 2025 and 2024 and from the DERMAdoctor Divestiture for the year ended December 31, 2024 have been aggregated and reported for each of these periods in the line item titled “Net income from discontinued operations, net of taxes” in the table above. Prior-period amounts have been revised to correct the presentation of the loss on the DERMAdoctor Divestiture and related divestiture proceeds, which were previously presented within continuing operations and are now reflected within discontinued operations. This revision did not affect total net loss, total net loss per share, total cash flows, or the Company’s financial position. See additional information in Notes 14, “Avenova Asset Divestiture and Bridge Loan;” 15, “PhaseOne Divestiture”, 16, “DERMAdoctor Divestiture” and 17, “Summary of Discontinued Operations” in Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

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

Non-cash (loss) gain on changes in fair value of warrant liability

Adjustments to the fair value of warrant liabilities resulted in a non-cash loss of $509.9 million for the year ended December 31, 2025 and a non-cash gain of $0.1 million for the year ended December 31, 2024. The warrant liability recorded during the year ended December 31, 2025 related to the October 2025 Pre-Funded Warrants. The warrant liability recorded during the year ended December 31, 2024 related to the December 2023 Warrants and the March 2024 Warrants. For additional information regarding warrant liabilities and their valuation, please see Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Consolidated Financial Statements, in Part II, Item 8 of this annual report.

Non-cash loss on fair value of warrant liability in excess of proceeds at issuance

For the year ended December 31, 2025, the Company recognized a non-cash loss of $123.2 million with no comparable results for the year ended December 31, 2024. The issuance-date fair value of the October 2025 Pre-Funded Warrants exceeded the cash proceeds received, resulting in a non-cash loss on warrant issuance. For additional information, please see Note 10, "Common Stock Warrants and Warrant Liabilities," in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

Accretion of interest and amortization of discounts on convertible notes

Accretion of interest and amortization of discounts on convertible notes was $0.3 million for the year ended December 31, 2025, compared to $0.9 million for the year ended December 31, 2024. The decrease reflects the elimination of the Secured Convertible Notes, which were outstanding during 2024 and carried higher interest and discount amortization, with only the Unsecured Convertible Notes outstanding during 2025. See additional discussion in Note 9, “Convertible Notes,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this annual report.

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

Financial Condition, Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses as we pursue our strategic initiatives. Our net losses from continuing operations were $641.9 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively. The net loss from continuing operations for the year ended December 31, 2025 included aggregate non-cash warrant-related losses of $633.1 million in connection with the October 2025 Pre-Funded Warrants, consisting of a $123.2 million loss on issuance and a $509.9 million loss from changes in fair value of warrant liabilities. As of December 31, 2025, our cash and cash equivalents were $8.0 million, compared to $0.4 million as of December 31, 2024.

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

Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $8.4 million for the year ended December 31, 2025, which consisted primarily of a net loss from continuing operations of $641.9 million, adjusted by stock-based compensation expenses related to employee and director stock awards of $29 thousand, non-cash loss on changes in fair value of warrant liabilities of $509.9 million, non-cash loss on fair value of warrant liability in excess of proceeds at issuance of $123.2 million, non-cash right-of-use amortization of $0.1 million, right-of-use impairment of $0.9 million, accretion of interest and amortization of debt discounts on convertible notes of $0.2 million, and a net increase of $1.0 million in our net operating assets and liabilities of continuing operations.

Net cash used in operating activities from continuing operations was $7.5 million for the year ended December 31, 2024, which consisted primarily of a net loss from continuing operations of $8.8 million, adjusted by stock-based compensation expenses related to employee and director stock awards of $0.1 million, non-cash loss on extinguishment of Secured Convertible Note of $13 thousand, non-cash expense incurred to obtain consent of Secured Convertible Note (as defined in Note 9, “Convertible Notes”) holders to release collateral for the DERMAdoctor Divestiture of $0.4 million, non-cash loss on modifications of warrants of $69 thousand, non-cash gain on changes in fair value of warrant liabilities of $0.1 million, non-cash loss on changes in fair value of embedded derivative liability of $18 thousand, non-cash right-of-use amortization of $0.3 million, accretion of interest and amortization of debt discounts on convertible notes of $0.9 million, and a net increase of $0.5 million in our net operating assets and liabilities of continuing operations.

Cash Used in Investing Activities, Continuing Operations

The Company reported no cash used in or provided by investing activities for the years ended December 31, 2025 and 2024.

Cash Provided by Financing Activities, Continuing Operations

Net cash provided by financing activities from continuing operations was $4.6 million for the year ended December 31, 2025, which included net proceeds of $5.8 million from the 2025 Preferred Stock Purchase Agreement (as defined in Note 8, “Financing Activities”), net proceeds of $5.9 million from the October 2025 Pre-Funded Warrants, repurchase of warrants of $2.0 million, repayment of $0.5 million for the Bridge Loan, net proceeds of $0.9 million from exercise of warrants, payment on redemption of Series F Preferred Stock of $0.2 million and payment of a Special Dividend of $4.8 million.

Net cash provided by financing activities from continuing operations was $1.5 million for the year ended December 31, 2024, which included repayment of $2.0 million for the Secured Convertible Notes, net proceeds of $2.9 million from the 2024 Public Offering (as defined in Note 8, “Financing Activities”), net proceeds of $0.2 million from the 2024 Warrant Reprice transaction, and the Bridge Loan of $0.5 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Stablecoin Development Corporation (f/k/a NovaBay Pharmaceuticals, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Stablecoin Development Corporation (f/k/a NovaBay Pharmaceuticals, Inc.) (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne, as described in Notes 14 and 15, and the retrospective adjustments to share and per share data as a result of the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

We also have audited the adjustments described in Note 16 that were applied to revise the 2024 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Emphasis of Matter – Restatement

As described in Note 3 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2025, have been restated.

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

Philadelphia, PA

March 19, 2026, except for the effects of the restatement described in Note 3 to the financial statements as to which the date is April 29, 2026.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NovaBay Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne described in Notes 14 and 15, the retrospective adjustments to share and per share data as a result of the reverse stock split as described in Note 1, as well as the correction of the error described in Note 16, the accompanying consolidated balance sheet of NovaBay Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2024 (collectively referred to as the “consolidated financial statements”) (the consolidated financial statements before the effects of the adjustments discussed in Notes 1, 14, 15, and 16 are not presented herein). In our opinion, except for the error described in Note 16, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne described in Notes 14 and 15 and the retrospective adjustments to share and per share data as a result of the reverse stock split as described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the discontinued operations reclassifications related to the dispositions of Avenova and PhaseOne described in Notes 14 and 15 or the retrospective adjustments to share and per share data as a result of the reverse stock split as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

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

/s/ WithumSmith+Brown, PC

New York, New York

April 2, 2025

We served as the Company’s auditor from 2010 through January 2026.

PCAOB ID Number 100

STABLECOIN DEVELOPMENT CORPORATION

(F/K/A NOVABAY PHARMACEUTICALS, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	As of December 31,
	2025 (As Restated)	2024

ASSETS
Current assets:
Cash and cash equivalents	$7,958	$430
Prepaid expenses and other current assets	717	272
Current assets, discontinued operations	—	1,233
Total current assets	8,675	1,935
Operating lease right-of-use assets	—	955
Other assets	360	524
Other assets, discontinued operations	—	9
TOTAL ASSETS	$9,035	$3,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$257	$109
Accrued liabilities	396	581
Bridge Loan	—	500
Unsecured Convertible Notes, net of discounts	67	65
Operating lease liabilities	422	398
Current liabilities, discontinued operations	—	1,190
Total current liabilities	1,142	2,843
Warrant liabilities, at fair value	639,071	—
Operating lease liabilities-non-current	287	709
Total liabilities	640,500	3,552
Commitments and contingencies (Note 7)

Mezzanine (temporary) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series F Preferred Stock; 1,347 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	350	—

Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000 shares authorized;
Series B Preferred Stock; 1 and 1 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	6
Common stock, $0.01 par value; 1,500,000 shares authorized, 25,216 and 977 shares issued and outstanding at December 31, 2025 and 2024, respectively*	252	10
Additional paid-in capital*	186,981	183,312
Accumulated deficit	(819,054)	(183,457)
Total stockholders’ deficit	(631,815)	(129)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,035	$3,423

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these Consolidated Financial Statements.

STABLECOIN DEVELOPMENT CORPORATION

(F/K/A NOVABAY PHARMACEUTICALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2025 (As Restated)	2024 (As Revised)

Operating expenses
General and administrative	$7,585	$7,379
Impairment of long-lived assets	854	—
Total operating expenses	8,439	7,379
Operating loss	(8,439)	(7,379)

Non-cash (loss) gain on changes in fair value of warrant liability	(509,940)	114
Non-cash loss on fair value of warrant liability in excess of proceeds at issuance	(123,185)	—
Accretion of interest and amortization of discounts on convertible notes	(277)	(904)
Other expense, net	(20)	(581)
Net loss from continuing operations	$(641,861)	$(8,750)

Net income from discontinued operations, net of taxes	11,081	1,527
Net loss	$(630,780)	$(7,223)
Less: Increase to accumulated deficit due to adjustment to common stock warrants exercise price	—	(1,005)
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion prices	—	(380)
Net loss attributable to common stockholders	$(630,780)	$(8,608)

Weighted-average shares of common stock used in computing net loss per share attributable to common stockholders (basic and diluted)*	5,820	679

Basic and diluted net loss per share
Basic loss per share from continuing operations*	$(110.29)	$(14.93)
Basic earnings per share from discontinued operations*	1.90	2.25
Basic (loss) earnings per share attributable to common stockholders*	$(108.39)	$(12.68)

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these Consolidated Financial Statements.

STABLECOIN DEVELOPMENT CORPORATION

(F/K/A NOVABAY PHARMACEUTICALS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands)

									Total
									Stockholders’
	Redeemable						Additional	Accumulated	Equity
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Deficit	(Deficit) (As
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	(As Restated)	Restated)
Balance at December 31, 2023	7	$1,950	7	$1,950	64	$1	$176,212	$(174,849)	$3,314
Net loss	—	—	—	—	—	—	—	(7,223)	(7,223)
Conversion of Series B Preferred Stock to common stock	(5)	(268)	(5)	(268)	125	1	267	—	—
Conversion of Series C Preferred Stock to common stock	(1)	(1,676)	(1)	(1,676)	41	—	1,676	—	—
Adjustment of Series C Preferred Stock conversion price	—	—	—	—	—	—	380	(380)	—
Modification of common stock warrants in connection with 2024 Warrant Reprice Transaction	—	—	—	—	—	—	69	—	69
Issuance of common stock in connection with 2024 Warrant Reprice Transaction, net of offering costs	—	—	—	—	18	—	130	—	130
Reclassification of December 2023 Warrants from liability	—	—	—	—	—	—	212	—	212
Reclassification of March 2024 Warrant from liability	—	—	—	—	—	—	100	—	100
Reclassification of embedded derivative liability	—	—	—	—	—	—	242	—	242
Shares issued for 35:1 reverse stock split due to rounding feature	—	—	—	—	21	—	—	—	—
Issuance of common stock and pre-funded warrants in the 2024 Public Offering, net of issuance cost	—	—	—	—	299	3	2,855	—	2,858
Exercise of pre-funded warrants	—	—	—	—	409	5	16	—	21
Adjustment to common stock warrant exercise price	—	—	—	—	—	—	1,005	(1,005)	—
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	—	—	148	—	148
Balance at December 31, 2024	—	$—	1	$6	977	$10	$183,312	$(183,457)	$(129)
Net loss	—	—	—	—	—	—	—	(630,780)	(630,780)
Issuance of Series D Preferred Stock, net of offering costs	—	—	481	3,786	—	—	—	—	3,786
Conversion of Series D Preferred Stock to common stock	—	—	(481)	(3,786)	15,400	154	3,632	—	—
Issuance of Series E Preferred Stock, net of offering costs	—	—	269	2,049	—	—	—	—	2,049
Conversion of Series E Preferred Stock to common stock	—	—	(269)	(2,049)	8,600	86	1,963	—	—
Issuance of Series F Preferred Stock and Cancellation of Warrants in conjunction with Series F Agreements	1,987	525	—	—	—	—	(1,484)	—	(1,484)
Deemed Capital Contribution pursuant to Series F Agreements	—	—	—	—	—	—	434	—	434
Redemption of Series F Preferred Stock	(640)	(175)	—	—	—	—	—	—	—
Conversion of Unsecured Convertible Notes to common stock	—	—	—	—	14	—	246	—	246
Exercise of warrants	—	—	—	—	224	2	850	—	852
Repurchase of Warrants	—	—	—	—	—	—	(2,001)	—	(2,001)
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	—	—	29	—	29
Vesting of director RSU awards	—	—	—	—	1	—	—	—	—
Dividend Paid ($4.00 per share of common stock)	—	—	—	—	—	—	—	(4,817)	(4,817)
Balance at December 31, 2025	1,347	$350	1	$6	25,216	$252	$186,981	$(819,054)	$(631,815)

* After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these Consolidated Financial Statements.

STABLECOIN DEVELOPMENT CORPORATION

(F/K/A NOVABAY PHARMACEUTICALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2025 (As Restated)	2024 (As Revised)

Operating activities:
Net loss	$(630,780)	$(7,223)
Net income from discontinued operations, net of taxes	(11,081)	(1,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense related to employee and director stock awards	29	148
Non-cash loss on extinguishment of Secured Convertible Note	—	13
Non-cash expense incurred to obtain consent of Secured Convertible Note holders	—	368
Non-cash loss (gain) on changes in fair value of warrant liability	509,940	(114)
Non-cash loss on fair value of warrant liability in excess of proceeds at issuance	123,185	—
Non-cash loss on changes in fair value of embedded derivative liability	—	18
Non-cash loss on modifications of warrants	—	69
Non-cash right-of-use amortization	140	341
Non-cash impairment of long-lived assets	854	—
Amortization of debt discounts on convertible notes	248	873
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(445)	(65)
Other assets	(85)	28
Accounts payable and accrued liabilities	(37)	(57)
Operating lease liabilities	(398)	(369)
Net cash used in operating activities, continuing operations	(8,430)	(7,497)

Financing activities:
Net proceeds from issuance of Series D Preferred Stock	3,786	—
Net proceeds from issuance of Series E Preferred Stock	2,049	—
Cash payment pursuant to warrant exchange	(525)	—
Proceeds from Warrants Exercise	852	247
Proceeds from issuance of October 2025 pre-funded warrants	5,946	—
Proceeds from issuance of common stock and pre-funded warrants the 2024 Public Offering, net of issuance costs	—	2,858
Proceeds from Bridge Loan	—	500
Payment on Bridge Loan	(500)	—
Payments on Secured Convertible Notes	—	(1,991)
Payments on warrants purchase	(2,001)	—
Payment on redemption of Series F Preferred Stock	(175)	—
Dividend paid	(4,817)	—
Cash debt issuance cost	—	(115)
Net cash provided by financing activities, continuing operations	4,615	1,499

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(3,815)	(5,998)
Net increase in cash and cash equivalents, discontinued operations	11,133	3,299
Net decrease in cash, cash equivalents and restricted cash, consolidated	7,318	(2,699)
Cash, cash equivalents and restricted cash, beginning of year	907	3,606
Cash, cash equivalents and restricted cash of continuing operations, end of year	$8,225	$907

	For the years ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid in continuing operations	$8	$130

	For the years ended December 31,
	2025	2024
Supplemental disclosure of non-cash information:
Conversions of preferred stock to common stock	$5,835	$1,944
Cancellation of Common Stock Warrants pursuant to Series F Agreements	1,484	—
Deemed Capital Contribution pursuant to Series F Agreements	434	—
Conversion of Unsecured Convertible Notes to common stock	246	—
Down round feature adjustments related to common stock warrants	—	1,005
Down round feature adjustments related to preferred stock	—	380
Warrant liabilities transferred to equity	—	312
Derivative liability related to Unsecured Convertible Notes transferred to equity	—	242
Issuance of derivative liability in conjunction with Unsecured Convertible Notes	—	224

The accompanying notes are an integral part of these Consolidated Financial Statements.

STABLECOIN DEVELOPMENT CORPORATION

(F/K/A NOVABAY PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1. ORGANIZATION

Stablecoin Development Corporation (f/k/a NovaBay Pharmaceuticals, Inc.) (the “Company” or “our,” “we,” or “us”) was previously focused on the development and sale of eyecare, wound care, and skin care products.

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

Discontinued Operations

Historical financial results related to each of the businesses and assets divested above are now presented as discontinued operations in our Consolidated Financial Statements (see Note 14, “Avenova Asset Divestiture and Bridge Loan”; Note 15, “PhaseOne Divestiture”; Note 16, “DERMAdoctor Divestiture” and Note 17, “Summary of Discontinued Operations”).

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its former wholly owned subsidiary, DERMAdoctor, which was fully divested on March 12, 2024, as of and for the year ended December 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. See also Note 16, “DERMAdoctor Divestiture.” The accompanying Consolidated Financial Statements include only the accounts of the Company as of and for the year ended December 31, 2025.

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

The Company did not hold any digital assets as of December 31, 2025. Subsequent to year end, in connection with the January 2026 Private Placement and related transactions, the Company acquired and accumulated a significant position in SKY tokens. The concentration of the Company’s assets in SKY tokens increases the Company’s exposure to price volatility and other risks associated with the SKY token. See Note 20, “Subsequent Events,” for additional information regarding these transactions and related activities.

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

See additional information in Note 4, “Fair Value Measurements.”

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

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the Consolidated Statements of Operations. Warrants that contain nominal exercise prices are economically similar to common stock, and do not require assumptions related to volatility, expected term, or other option-pricing inputs are generally measured based on intrinsic value, calculated as the excess of the Company’s common stock price over the exercise price, multiplied by the number of warrant shares outstanding. The fair values of other warrants are determined using the Black-Scholes option pricing model and subject to a significant degree of management’s judgment. See Note 4, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions” and Note 10, “Common Stock Warrants and Warrant Liabilities,” subheading “Summary of Common Stock Warrant Liabilities.”

Preferred Stock

Preferred stock that is redeemable at the option of the holder or upon events not solely within the control of the Company is classified as mezzanine (temporary) equity in accordance with ASC 480-10-S99-3A. Such instruments are initially recorded at fair value, net of issuance costs, and are not accreted to redemption value unless redemption becomes probable.

Terms of the Company’s Preferred Stock have historically included a ratchet whereby the applicable conversion price could be adjusted (as defined and described in Note 11, “Stockholders’ Deficit”). The applicable ratchet provisions of the Company’s outstanding Series B Preferred Stock terminated during the year ended December 31, 2024. When a conversion price for outstanding Preferred Stock is adjusted under the ratchet, the Company records a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the deemed dividend was measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the ratchet anti-dilution protection feature). These fair values were determined using the Black Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See also Note 4, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

The following table provides a reconciliation of the numerator used for basic and diluted (loss) earnings per share (in thousands):

	For the years ended December 31,
	2025 (As Restated)	2024
Numerator for basic and diluted income (loss) per share:
Net loss from continuing operations	$(641,861)	$(8,750)
Less: Increase to accumulated deficit due to adjustment to common stock warrants exercise price	—	1,005
Less: Increase to accumulated deficit due to adjustment to Preferred Stock conversion price	—	380
Net loss from continuing operations attributable to common stockholders	$(641,861)	$(10,135)
Net income from discontinued operations, net of taxes	11,081	1,527
Net loss	$(630,780)	$(8,608)

The following outstanding Unsecured Convertible Notes, Preferred Stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	As of December 31,
	2025* (As Restated)	2024*
Shares issuable upon conversion of Unsecured Convertible Notes	7,143	21,429
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	3,013	3,013
Stock options and RSUs	18,201	1,372
Stock warrants	22,681,197	2,167,279
	22,709,554	2,193,093

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

In November 2023, the FASB issued ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The adoption had no impact on the Company’s financial statements for the year ended December 31, 2025, as the Company held no crypto assets during the fiscal year. As described in Note 20, “Subsequent Events”, in January 2026 the Company entered into the January 2026 Private Placement pursuant to which it received digital assets, including stablecoins and SKY tokens, and subsequently engaged in purchases and sales of digital assets. Digital assets acquired in connection with the January 2026 Private Placement and subsequent transactions will be accounted for in accordance with ASU 2023-08. Depending on the nature of the digital assets held and the Company’s specific facts and circumstances—including the Company’s activities (such as staking or other yield-generating activities), the contractual terms of related arrangements, and the Company’s relationships with counterparties—the Company may apply different accounting models. Such models could include digital assets held at fair value with changes in fair value recognized in earnings under applicable crypto-asset guidance or, if such guidance is not applicable, accounting under other relevant U.S. GAAP models, including accounting for certain digital assets as indefinite-lived intangible assets measured at historical cost and evaluated for impairment. The applicable accounting framework may differ depending on the specific facts and circumstances, and the resulting classification, measurement, and presentation could materially affect the Company’s financial position and results of operations, including potential variability in reported results.

NOTE 3.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On April 27, 2026, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2025, should no longer be relied upon because of an error in the Company’s accounting for certain outstanding common stock warrants, which are referred to as the October 2025 Pre-funded Warrants herein.  The error relates to the determination of the number of shares of common stock issuable upon exercise of the October 2025 Pre-funded Warrants that were issued by the Company in October 2025, which contain certain anti-dilution adjustment provisions with respect to subsequent issuances of common stock by the Company related to the conversion of certain convertible securities.  At the time of issuance, the October 2025 Pre-funded Warrants represented the right to purchase 1,081,082 shares of common stock at a per share exercise price of $0.05.  In the Company’s Form 10-K for the year ended December 31, 2025, the Company did not correctly account for the impact of the anti-dilution adjustment provisions contained in the October 2025 Pre-Funded Warrants triggered by dilutive issuances of securities from the Series D Preferred and Series E Preferred conversion in October 2025. Specifically, the Company failed to correctly reflect both (i) the decrease in the exercise price of such warrants to $0.002385 per share, and (ii) the increase in the number of shares issuable upon the exercise of such warrants, each as required by the anti-dilution adjustment provisions. As a result of such provisions, the number of shares issuable upon the exercise of the October 2025 Pre-Funded Warrants increased to 22,664,040 shares in October 2025.

The cumulative effect of the restatement on the Company’s financial statements is a $608.6 million increase in the warrant liability balance as of December 31, 2025 and a $123.2 million loss on fair value of warrant liability in excess of proceeds at issuance and a $485.5 million increase in loss on changes in fair value of warrant liability for the year ended December 31, 2025. These adjustments are non-cash and do not impact the Company’s operating expenses, operating income, net cash flows or cash and cash equivalents as previously reported.

The effects of the restatement on the consolidated balance sheets are summarized in the following table:

	As of December 31, 2025
	As Originally Reported	Adjustments	As Restated
Warrant liabilities	30,432	608,639	639,071
Total liabilities	31,861	608,639	640,500

Accumulated deficit	(210,415)	(608,639)	(819,054)
Total stockholders’ equity	(23,176)	(608,639)	(631,815)

The effects of the restatement on the consolidated statements of operations and comprehensive income/loss are summarized in the following table:

	For the Year Ended December 31, 2025
	As Originally Reported	Adjustments	As Restated
Non-cash loss on changes in fair value of warrant liabilities	(24,486)	(485,454)	(509,940)
Non-cash loss on fair value of warrant liability in excess of proceeds at issuance	—	(123,185)	(123,185)
Net income (loss) from continuing operations	(33,222)	(608,639)	(641,861)
Net loss	(22,141)	(608,639)	(630,780)
Net loss attributable to common stockholders	$(22,141)	$(608,639)	$(630,780)

Weighted-average shares of common stock used in computing net loss per share attributable to common stockholders (basic and diluted)	5,820	-	5,820

Basic and diluted net loss per share
Basic loss per share from continuing operations	$(5.70)	$(104.58)	$(110.29)
Basic earnings per share from discontinued operations	1.90	-	1.90
Basic (loss) earnings per share attributable to common stockholders	$(3.80)	$(104.58)	$(108.39)

The effects of the restatement on the consolidated statement of stockholders’ (deficit) equity are summarized in the following table:

	For the Year Ended December 31, 2025
	As Originally Reported	Adjustments	As Restated
Accumulated Deficit
Net loss	$(22,141)	$(608,639)	$(630,780)
Balance at December 31, 2025	(210,415)	(608,639)	(819,054)

	For the Year Ended December 31, 2025
	As Originally Reported	Adjustments	As Restated
Total Stockholders' Equity (Deficit)
Net loss	$(22,141)	$(608,639)	$(630,780)
Balance at December 31, 2025	(23,176)	(608,639)	(631,815)

The effects of the restatement on the consolidated statement of cash flows are summarized in the following table:

	For the Year Ended December 31, 2025
	As Originally Reported	Adjustments	As Restated
Operating activities:
Net loss	$(22,141)	$(608,639)	$(630,780)
Non-cash loss on changes in fair value of warrant liabilities	24,486	485,454	509,940
Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	—	123,185	123,185

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	As of	Identical	Observable	Unobservable
	December	Items	Inputs	Inputs
	31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$267	$267	$—	$—

Liabilities
Warrant liability	$639,071	$—	$639,071	$—

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

Warrant Down Round Feature Adjustment

Terms of the Company’s outstanding 2024 July Warrants included a down round feature adjustment whereby the applicable exercise price was automatically adjusted (see Note 8, “Financing Activities”). When the exercise price was adjusted, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the 2024 July Warrants immediately prior to the conversion price adjustment and (2) the fair value of the 2024 July Warrants immediately after the conversion price adjustment. Fair value was determined using a Black Scholes model, as outlined below.

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

Preferred Stock Conversion Price Adjustments

Terms of the Company’s outstanding Series C Preferred Stock historically included a ratchet whereby the applicable conversion price could be adjusted (see Note 11, “Stockholders’ Deficit”). The applicable ratchet provisions of the Company’s outstanding Preferred Stock terminated during the year ended December 31, 2024. Prior to its termination, when a conversion price for outstanding Preferred Stock was adjusted under the ratchet, the Company recorded a deemed dividend as a reduction to income available to common stockholders. In accordance with ASC 820, the deemed dividend is measured as the difference between (1) the fair value of the Preferred Stock immediately prior to the conversion price adjustment (but without the ratchet anti-dilution protection feature) and (2) the fair value of the Preferred Stock immediately after the conversion price adjustment (but without the ratchet anti-dilution protection feature). Fair value was determined using a Black Scholes model as outlined below.

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

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Taxes	$247	$—
Interest on Unsecured Convertible Notes	58	37
Employee payroll and benefits	33	360
Other	58	184
Total accrued liabilities	$396	$581

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. The Company recorded $815 thousand in impairment losses for the year ended December 31, 2025 related to operating lease right-of-use assets with no impairment loss for the year ended December 31, 2024.

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

NOTE 8. FINANCING ACTIVITIES

October 2025 Pre-Funded Warrants

On October 16, 2025, the Company issued and sold pre-funded warrants (the "October 2025 Pre-Funded Warrants") to purchase an aggregate of 1,081,082 shares of Common Stock, to R01 and Framework in two transactions for aggregate net proceeds of approximately $5.9 million. The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. Pursuant to the terms of the October 2025 Pre-Funded Warrants, the exercise price and the number of shares issuable thereunder are subject to adjustment upon the occurrence of certain dilutive issuances of securities by the Company, including issuances at a price per share below the then-current exercise price (the "Anti-Dilution Provisions"). The Anti-Dilution Provisions are designed to preserve the economic value of the October 2025 Pre-Funded Warrants by proportionally increasing the number of underlying shares upon any reduction in the exercise price. As a result of dilutive issuances made by the Company during the year ended December 31, 2025, the exercise price of the October 2025 Pre-Funded Warrants was reduced to $0.002385 per share and the aggregate number of shares issuable upon exercise of the October 2025 Pre-Funded Warrants increased to 22,664,040 shares. The October 2025 Pre-Funded Warrants are exercisable for shares of Common Stock upon the receipt of stockholder approval at the March 12, 2026 special meeting of stockholders.

The October 2025 Pre-Funded Warrants were classified as a liability under ASC 815 from issuance through the receipt of stockholder approval subsequent to December 31, 2025, on March 12, 2026. The issuance-date fair value of the warrants exceeded the cash proceeds received, resulting in the recognition of a non-cash loss on fair value of warrant liability in excess of proceeds at issuance of $123.2 million during the year ended December 31, 2025. See Note 10, "Common Stock Warrants and Warrant Liabilities," for additional information.

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

NOTE 9. CONVERTIBLE NOTES

Unsecured Convertible Notes

On March 24, 2024, in connection with completing certain required conditions to close the DERMAdoctor Divestiture (see Note 16, “DERMAdoctor Divestiture”), the Company and the holders of the Secured Convertible Notes (as defined below) entered into a First Amendment (the “First Amendment”) to the Company’s Security Agreement, dated April 27, 2023 (the “Security Agreement”), to remove all of the DERMAdoctor membership units and any assets of DERMAdoctor as collateral for the Company’s obligations pursuant to the Secured Convertible Notes and for DERMAdoctor to be removed as a party to the Security Agreement, and a Consent and Release (the “Subsidiary Guarantee Consent”), to terminate the Subsidiary Guarantee, dated April 7, 2023 (the “Subsidiary Guarantee”) (collectively, the “2024 Subsidiary Guarantee Termination”).

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

Upon issuance in March 2024, the lender’s conversion option under the Unsecured Convertible Notes represented an embedded call option requiring bifurcation as an embedded derivative liability because the common stock underlying the option required stockholder approval before the option could be exercised. The fair value of the embedded derivative was determined to be $224 thousand upon issuance in accordance with a Black Scholes valuation model. See also Note 4, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.” Upon stockholder approval on May 28, 2024, the embedded call option no longer required liability treatment and was reclassified to equity. The fair value of the embedded derivative liability was determined to be $242 thousand as of May 28, 2024. The increase of $18 thousand in fair value between issuance and May 28, 2024 was recorded in other expense, net in the Consolidated Statements of Operations. See also Note 4, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

The Secured Convertible Notes also provided for a redemption equal to up to 20% of the gross proceeds received by the Company from any financing completed while the Secured Convertible Notes were outstanding. In connection with the 2024 Warrant Reprice Transaction (see Note 11, “Stockholders’ Deficit”), the Company made such a payment totaling $45 thousand in cash against the Secured Convertible Notes. In connection with the 2024 Public Offering (see Note 11, “Stockholders’ Deficit”), the Company repaid the remaining balance of the Secured Convertible Notes with a payment totaling $433 thousand in cash. Upon full repayment, the Company was released from any further obligations under the Secured Convertible Notes with the lenders.

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

NOTE 10. COMMON STOCK WARRANTS AND WARRANT LIABILITIES

Summary of Outstanding Common Stock Warrants and Related Activity (after giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026)

	July 2020 Warrants	TLF Warrants	November 2021 Warrants	September 2022 Warrants	November 2022 A-1 Warrants	December 2023 Warrants	June 2024 Warrants	July 2024 Pre-Funded Warrants	July 2024 Series F-1 Warrants	July 2024 Series F-2 Warrants	July 2024 Series F-3 Warrants	October 2025 Pre-Funded Warrants (As Restated)	Other Warrants	Total Warrants (As Restated)
Outstanding at December 31, 2023	784	3	4,593	1,875	2,949	14,452	-	-	-	-	-	-	17,537	42,193
Warrants granted	-	-	-	-	-	-	18,077	-	707,443	707,443	707,443	-	5,715	2,146,121
Pre-funded Warrants granted	-	-	-	-	-	-	-	408,363	-	-	-	-	-	408,363
Warrants exercised	-	-	-	(1,021)	(2,495)	-	-	-	-	-	-	-	(14,561)	(18,077)
Pre-funded Warrants exercised	-	-	-	-	-	-	-	(408,363)	-	-	-	-	-	(408,363)
Warrants expired	-	-	-	-	-	-	-	-	-	-	-	-	(2,976)	(2,976)
Outstanding at December 31, 2024	784	3	4,593	854	454	14,452	18,077	-	707,443	707,443	707,443	-	5,715	2,167,261
Warrants granted	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Pre-funded Warrants granted	-	-	-	-	-	-	-	-	-	-	-	1,081,082	-	1,081,082
Warrants exercised	-	-	-	-	-	-	(11,751)	-	(25,700)	(80,546)	(105,986)	-	-	(223,983)
Warrants expired	-	-	-	-	-	-	-	-	-	(626,897)	(409,988)	-	-	(1,036,885)
Warrants exchanged pursuant to Series F Agreements	-	-	(536)	(522)	-	(7,253)	(1,815)	-	(381,818)	-	-	-	(5,715)	(397,659)
Warrants repurchased	-	-	(1,225)	-	-	(1,858)	-	-	(297,025)	-	(191,469)	-	-	(491,577)
Outstanding at December 31, 2025	784	3	2,832	332	454	5,341	4,511	-	2,900	-	-	1,081,082	-	1,098,239

Weighted Average Exercise Price at December 31, 2025	$4,566.65	$4,114.80	$557.65	$1,102.50	$1,102.50	$43.75	$12.85		$3.30			$0.002385		$5.77
Expiration Date	January 22, 2026	January 15, 2026	September 11, 2028	September 11, 2028	November 20, 2028	June 21, 2029	December 17, 2029		July 30, 2029			do not expire

The total number of outstanding warrants as of December 31, 2025 was 1,098,239. However, the 1,081,082 outstanding October 2025 Pre-Funded Warrants are exercisable into an aggregate of 22,664,040 shares of common stock as a result of the anti-dilution adjustments described above. Accordingly, the total number of shares of common stock issuable upon exercise of all outstanding warrants as of December 31, 2025 was 22,681,197 shares. Total net proceeds from warrant exercises during the years ended December 31, 2025 and 2024 was $852 thousand and $247 thousand, respectively.

October 2025 Pre-Funded Warrants

In October 2025, the Company issued and sold pre-funded warrants (the "October 2025 Pre-Funded Warrants") to purchase an aggregate of 1,081,082 shares of Common Stock, to R01 and Framework for aggregate net proceeds of approximately $5.9 million. The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are exercisable for shares of Common Stock at any time after January 1, 2026, subject to receipt of stockholder approval which occurred subsequent to December 31, 2025, on March 12, 2026. The October 2025 Pre-Funded Warrants contain anti-dilution adjustment provisions, which were triggered by dilutive issuances of securities made by the Company during 2025, resulting in a reduction of the exercise price to $0.002385 per share and an increase in the number of shares issuable upon exercise of the October 2025 Pre-Funded Warrants to 22,664,040 shares as of December 31, 2025. The October 2025 Pre-Funded Warrants contain a 9.9% beneficial ownership limitation that restricts a holder from exercising the warrants to the extent such exercise would result in the holder, together with its affiliates, beneficially owning in excess of 9.9% of the Company's outstanding Common Stock.

In accordance with ASC 815, the October 2025 Pre-Funded Warrants were initially classified as a liability from the date of issuance and remained classified as a liability as of December 31, 2025 because stockholder approval was required before they could be exercised. The liability is measured at fair value at each reporting date based on the intrinsic value of the October 2025 Pre-Funded Warrants, determined as the quoted market price of the Company's Common Stock less the per-share exercise price, multiplied by the number of common shares issuable upon exercise of the October 2025 Pre-Funded Warrants.

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

The July 2024 Warrants were classified as a component of permanent equity. The July 2024 Warrants down round feature adjustment was triggered on September 27, 2024, resulting in a reduced exercise price of $3.30 per share. As a result of the reduced exercise price, a deemed dividend of $1.0 million was recognized in accordance with a Black Scholes valuation model. See Note 4, “Fair Value Measurements,” subheading “Black Scholes Valuation Models and Assumptions.”

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

In September 2022, the Company amended all November 2021 Warrants to reduce their exercise prices from $3,246.25 per share to $1,102.50 per share and extend their termination date to September 11, 2028. In May 2023, the Company amended certain November 2021 Warrants exercisable for 3,062 shares of common stock to reduce their exercise prices from $1,102.50 per share to $262.50 per share. On August 19, 2025, November 2021 Warrants exercisable for 536 shares of common stock were surrendered and cancelled in conjunction with the Series F Agreements (see Note 8, “Financing Activities”). During the year ended December 31, 2025, the Company repurchased November 2021 Warrants exercisable for 1,225 shares of common stock for $3 thousand.

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

Summary of Common Stock Warrant Liabilities

The following roll-forward presents the Company’s warrant liabilities measured at fair value as of December 31, 2025 and 2024 (in thousands). The October 2025 Pre-Funded Warrants, which have a nominal exercise price, were recorded based on the market price of the Company’s common stock less the nominal exercise price upon issuance and at December 31, 2025 (as restated).

Warrant liabilities as of December 31, 2024	$—
Fair value of October 2025 Pre-Funded Warrants upon issuance	129,131
Increase in fair value of October 2025 Pre-Funded Warrants during period	509,940
Warrant liabilities as of December 31, 2025 (as restated)	$639,071

NOTE 11. STOCKHOLDERS' DEFICIT

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 1,500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board. As further described in Note 20, “Subsequent Events”, the Company’s Amended and Restated Certificate of Incorporation was further amended to increase the number of authorized shares of common stock from 1,500,000,000 to 5,000,000,000 subsequent to December 31, 2025.

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

Series D Preferred Stock

The Company issued 481,250 shares of Series D Preferred Stock on August 19, 2025 in connection with the 2025 Preferred Stock Purchase Agreement. The Series D Preferred Stock was non‑voting, except for certain protective provisions, and is entitled to dividends and liquidation rights on an as‑converted‑to‑common basis. There were no redemption or repurchase rights that required cash settlement for the Series D Preferred Stock. The Company was not obligated to redeem or repurchase any shares of the Series D Preferred Stock. In October 2025, after the Stockholder Approval, each share of Series D Preferred Stock automatically converted into 32 shares of Common Stock. As of December 31, 2025, no shares of Series D Preferred Stock remained outstanding. See also Note 8, “Financing Activities”.

Series E Preferred Stock

The rights and preferences of the Series E Preferred Stock are identical to those of the Series D Preferred Stock described above except that conversion is at the option of the holder. In October 2025, each share of Series E Preferred Stock was converted into 32 shares of Common Stock. As of December 31, 2025, no shares of Series E Preferred Stock remained outstanding. See also Note 8, “Financing Activities”.

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

For the year ended December 31, 2024, the remaining stock-based compensation expense relates to employees and non-employees associated with the Company’s discontinued operations. No stock-based compensation expense was recognized for employees or non-employees associated with discontinued operations during the year ended December 31, 2025.

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

Additional information regarding the Avenova Asset Divestiture, the PhaseOne Divestiture, and the DERMAdoctor Divestiture and related results from discontinued operations is provided in Note 14, “Avenova Asset Divestiture and Bridge Loan,” Note 15, “PhaseOne Divestiture,” and Note 16, “DERMAdoctor Divestiture,” respectively.

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

NOTE 18. INCOME TAXES

For the years ended December 31, 2025 and 2024, loss before provision for income taxes consisted of the following (in thousands):

	For the years ended December 31,
	2025 (As Restated)	2024
United States	$(641,861)	$(8,750)
International	—	—
	$(641,861)	$(8,750)

For the years ended December 31, 2025 and 2024, the federal and state income tax provision is summarized as follows (in thousands):

For the years ended December 31,
	2025	2024
Current
Federal	$—	$—
State	—	—
Foreign	—	—
Other	—	—
Total current tax expense	$—	$—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Other	—	—
Total deferred tax expense	$—	$—

Income tax provision	$—	$—

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

Differences between the statutory tax rate and the Company’s effective tax rate for the year ended December 31, 2025 is presented prospectively in accordance with ASU 2023-09 below (in thousands) (as restated):

US Federal Statutory Tax Rate	$(134,791)	21.0%
State and Local income taxes, net of federal income tax effect	—	—%
Change in valuation allowance	(32,214)	5.0%
Limitation of net operating losses and credits due to ownership change	33,887	(5.3%)
Nontaxable or non-deductible items:
Warrant/equity expenses	132,956	(20.7%)
Other	162	(0%)
Total	$—	—%

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

NOTE 19. RELATED PARTY TRANSACTIONS

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

At the Special Meeting, stockholders approved:

●	The issuance of shares of common stock upon the exercise of the January 2026 Pre-Funded Warrants;
●	The issuance of shares of common stock upon the exercise of the October 2025 Pre-Funded Warrants;
●	An amendment to the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 1,500,000,000 to 5,000,000,000; and
●	The adoption of the Company’s 2026 Equity Incentive Plan.

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

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement of Consolidated Financial Statements

On April 27, 2026, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2025, should no longer be relied upon because of an error in the Company’s accounting for the October 2025 Pre-Funded Warrants.  As previously described, the error relates to the determination of the number of shares of common stock issuable upon exercise of the October 2025 Pre-Funded Warrants as of December 31, 2025 as a result of certain anti-dilution adjustment provisions contained in the October 2025 Pre-Funded Warrants. This Amendment restates the Company’s audited consolidated financial statements for the year ended December 31, 2025 to correctly account for the anti-dilution adjustment provisions contained in the October 2025 Pre-Funded Warrants.

Evaluation of Disclosure Controls and Procedures (Restated)

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, as restated, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in internal control over financial reporting described below.

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

Restatement Background

As described in Note 3, "Restatement of Consolidated Financial Statements," to the consolidated financial statements included in this Annual Report on Form 10-K/A, we have restated our previously issued consolidated financial statements for the year ended December 31, 2025. The restatement resulted from an error in the accounting for the October 2025 Pre-Funded Warrants, specifically the failure to give effect to the anti-dilution adjustment provisions contained in those warrants that were triggered by the conversions of the Company's Series D Preferred Stock and Series E Preferred Stock during the year ended December 31, 2025. As a result, the number of shares of Common Stock issuable upon exercise of the October 2025 Pre-Funded Warrants, the related warrant liability measured at fair value as of December 31, 2025, and the corresponding non-cash losses recognized in the consolidated statement of operations were not properly reflected in our previously issued financial statements, resulting in an understatement of the warrant liability and accumulated deficit of $608.6 million as of December 31, 2025.

Conclusion

In light of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting. (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management utilized the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") as the basis for our assessment.

Restatement and Identification of Material Weakness

In connection with the restatement, management reassessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and identified the following material weakness:

We did not design and maintain effective controls over the review of the contractual terms of our outstanding equity-linked financial instruments, including controls to identify when the Company's transactions or other events required the application of contingent provisions in those instruments, such as anti-dilution adjustments. This control deficiency resulted in a material misstatement of the warrant liability, accumulated deficit, loss on fair value of warrant liability in excess of proceeds at issuance, loss on changes in fair value of warrant liability, and net loss that was not prevented or detected on a timely basis.

Restated Conclusion

As a result of the material weakness described above, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on the criteria set forth in the COSO Internal Control — Integrated Framework (2013). This conclusion supersedes management's previously issued assessment, which concluded that internal control over financial reporting was effective as of December 31, 2025.

Remediation Plan

Management, with oversight from the Audit Committee, has commenced the design and implementation of remediation measures intended to address the material weakness described above. The remediation measures include, or will include:

●

enhancing our contract review procedures at the issuance of equity-linked instruments to require documented identification and analysis of all anti-dilution, ratchet, and similar adjustment provisions;

●

implementing a periodic recurring review of all outstanding equity-linked instruments to identify potential triggering events arising from subsequent issuances or other corporate actions, and to confirm the appropriate accounting treatment of any resulting adjustments; and

●

engaging qualified accounting personnel or external specialists to perform additional review of complex financial instruments, including equity-linked instruments with anti-dilution or similar features, to ensure proper accounting treatment and complete and accurate financial reporting.

The material weakness will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Management is committed to completing remediation as promptly as practicable.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above under "Remediation Plan," which were initiated during the period covered by this Amendment, there were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

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

(1)

The address for each director and executive officer of Stablecoin Development Corporation listed is c/o Stablecoin Development Corporation, 2000 Powell Street, Suite 1150, Emeryville, CA 94608. The number of shares beneficially owned and percent of class is calculated in accordance with SEC rules. A beneficial owner is deemed to beneficially own shares the beneficial owner has the right to acquire within sixty (60) days of March 17, 2026. For purposes of calculating the percent of class held by a single beneficial owner, the shares that such beneficial owner has the right to acquire within sixty (60) days of March 17, 2026 are also deemed to be outstanding; however, such shares are not deemed to be outstanding for purposes of calculating the percentage ownership of any other beneficial owner.

(2)

Consists of 11,361,216 shares of Common Stock held by R01 Fund LP. Does not include 11,332,020 shares of Common Stock issuable upon the exercise of the October 2025 Pre-Funded Warrants and 53,670,974 shares of Common Stock issuable upon the exercise of the 2026 Pre-Funded Warrants, as the exercise of such warrants is subject to a 9.9% beneficial ownership limitation that restricts the holder from exercising the warrants to the extent such exercise would result in the holder beneficially owning more than 9.9% of the Company’s outstanding Common Stock and no portion of the 2026 Pre-Funded Warrants becomes exercisable until July 16, 2026. The shares of Common Stock may also be deemed to be beneficially owned by R01 Capital LLC, R01 Capital Manager LLC and Michael Kazley, each of which disclaims beneficial ownership of such shares except to the extent of its or his pecuniary interest therein, if any. R01 Capital LLC is the general partner of R01 Fund LP. R01 Capital Manager LLC is the investment manager for R01 Capital. Michael Kazley is the managing member of R01 Capital Manager LLC.. The 11,361,216 shares attributed to Mr. Kazley in the foregoing table consist of the same shares held by R01 Fund LP, by virtue of Mr. Kazley's status as managing member of R01 Capital Manager LLC, the investment manager of R01 Fund LP. Mr. Kazley does not directly own any shares of Common Stock.

(3)

Consists of 11,361,216 shares of Common Stock held by Framework Ventures IV L.P. Does not include 11,332,020 shares of Common Stock issuable upon the exercise of the October 2025 Pre-Funded Warrants and 50,109,253 shares of Common Stock issuable upon the exercise of the 2026 Pre-Funded Warrants, as the exercise of such warrants is subject to a 9.9% beneficial ownership limitation that restricts the holder from exercising the warrants to the extent such exercise would result in the holder beneficially owning more than 9.9% of the Company’s outstanding Common Stock and no portion of the 2026 Pre-Funded Warrants becomes exercisable until July 16, 2026. The shares of Common Stock may also be deemed to be beneficially owned by Framework Ventures IV GP LLC, Framework Ventures Management LLC, Michael Anderson and Vance Spencer, each of whom disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any. Framework Ventures IV GP LLC is the general partner of Framework Ventures IV L.P. Framework Ventures Management LLC is the investment manager of Framework Ventures IV LP. Michael Anderson and Vance Spencer are members and managers of Framework Ventures IV GP LLC and the managing members of Framework Ventures Management LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

October 2025 Pre-Funded Warrant Issuance.

On October 16, 2025, the Company issued and sold the October 2025 Pre-Funded Warrants to purchase an aggregate of 1,081,082 shares of the Company's Common Stock (or 540,541 shares to each of R01 Fund LP and Framework Ventures IV L.P.) in two transactions for aggregate gross proceeds of approximately $6,000,000. On the original issuance date, the purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the common stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. The October 2025 Pre-Funded Warrants are exercisable for shares of common stock at any time after January 1, 2026, subject to receipt of stockholder approval.

Pursuant to the terms of the October 2025 Pre-Funded Warrants, the exercise price and the number of shares issuable thereunder are subject to adjustment upon the occurrence of certain dilutive issuances of securities by the Company, including issuances at a price per share below the then-current exercise price (the "Anti-Dilution Provisions"). The Anti-Dilution Provisions are designed to preserve the economic value of the October 2025 Pre-Funded Warrants by proportionally increasing the number of underlying shares upon any reduction in the exercise price. As a result of dilutive issuances made by the Company during the year ended December 31, 2025, the exercise price of the October 2025 Pre-Funded Warrants was reduced from $0.05 to $0.002385 per share and the aggregate number of shares issuable upon exercise of the October 2025 Pre-Funded Warrants increased from 1,081,082 shares to 22,664,040 shares.

Our Chief Executive Officer and Chairman of our Board of Directors, Michael Kazley, is the managing member of R01 Capital Manager LLC. R01 Capital Manager LLC is the investment manager for R01 Capital LLC, and R01 Capital LLC is the general partner of R01 Fund LP. Accordingly, the issuance of the October 2025 Pre-Funded Warrants to R01 Fund LP, as well as any shares of Common Stock issued to R01 Fund LP upon exercise thereof (including any additional shares resulting from the application of the Anti-Dilution Provisions), constituted a related party transaction. The October 2025 Pre-Funded Warrants were issued and sold in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D.

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

(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K/A:

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
2.1	Membership Unit Purchase Agreement dated September 27, 2021, by and among the Company, DERMAdoctor, the Founders and the Sellers (as defined therein)	8-K	001-33678	2.1	9/28/2021
2.2	Membership Unit Purchase Agreement dated March 12, 2024, by and among NovaBay Pharmaceuticals, Inc., DERMAdoctor, LLC and New Age Investments, LLC	8-K	001-33678	2.1	03/14/2024
2.3*	Asset Purchase Agreement, dated September 19, 2024, by and among NovaBay Pharmaceuticals, Inc. and PRN Physician Recommended Nutriceuticals, LLC	8-K	001-33678	2.1	9/20/2024
2.4*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 5, 2024, between PRN Physician Recommended Nutriceuticals, LLC and NovaBay Pharmaceuticals, Inc.	8-K	001-33678	2.1	11/06/2024
2.5*	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation of NovaBay Pharmaceuticals, Inc.	10-K	001-33678	3.1	3/21/2018
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated June 4, 2018	8-K	001-33678	3.1	6/04/2018
3.3	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 27, 2020	8-K	001-33678	3.1	5/28/2020
3.4	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 24, 2021	8-K	001-33678	3.1	5/24/2021
3.5	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 31, 2022	8-K	001-33678	3.1	2/1/2022
3.6	Amendment to Amended and Restated Certificate of Incorporation, as amended, dated November 14, 2022	8-K	001-33678	3.1	11/18/2022
3.7	Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated May 30, 2024	8-K	001-33678	3.1	5/31/2024
3.8	Certificate of Designation for the Series B Preferred Stock	8-K	001-33678	3.1	11/1/2021
3.9	Certificate of Designation for the Series C Preferred Stock	8-K	001-33678	3.2	11/18/2022
3.10	Bylaws, as amended and restated effective June 13, 2023	8-K	001-33678	3.1	6/14/2023
4.1	Description of Securities	10-K	001-33678	4.1	3/19/2026
4.2	Form of Warrant pursuant to the Services Agreement with TLF Bio Innovation Lab, LLC, dated May 13, 2020	8-K	001-33678	4.1	5/18/2020
4.3	Form of July 2020 Warrant	8-K	001-33678	4.1	7/21/2020
4.4	Form of Amended July 2020 Warrant	8-K	001-33678	4.1	9/13/2022
4.5	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.6	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.7	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.8	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022
4.9	Form of Series A-2 Short-Term Warrant	8-K	001-33678	4.6	9/13/2022
4.10	Form of Original Issue Discount Secured Senior Convertible Debentures	8-K	001-33678	4.1	4/27/2023
4.11	Form of Series B-1 Long-Term Warrant	8-K	001-33678	4.2	4/27/2023
4.12	Form of Series B-2 Short-Term Warrant	8-K	001-33678	4.3	4/27/2023
4.13	Form of Warrant Amendment Agreement	8-K	001-33678	4.4	4/27/2023

4.14	Form of Series C Common Stock Warrant	8-K	001-33678	4.1	12/21/2023
4.15	Form of Series D Common Stock Warrant	8-K	001-33678	4.2	3/25/2024
4.16	Form of Series E Common Stock Warrant	8-K	001-33678	4.1	6/14/2024
4.17	Form of Unsecured Convertible Notes	8-K	001-33678	4.3	3/25/2024
4.18	Form of Pre-Funded Common Stock Warrant	8-K	001-33678	4.4	7/29/2024
4.19	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.20	Form of Series F-2 Common Stock Warrant	8-K	001-33678	4.2	7/29/2024
4.21	Form of Series F-3 Common Stock Warrant	8-K	001-33678	4.3	7/29/2024
4.22	Form of Pre-Funded Warrant	8-K	001-33678	4.1	1/16/2026
4.23	Form of October 2025 Pre-Funded Warrant	8-K	001-33678	4.1	10/20/2025
10.1	Director and Officer Indemnity Agreement	10-K	001-33678	10.1	3/29/2022
10.2+	NovaBay Pharmaceuticals, Inc. 2007 Omnibus Incentive Plan (as amended and restated)	S-8	333-215680	99.1	1/24/2017
10.3+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan	S-8	333-218469	99.1	6/02/2017
10.4+	NovaBay Pharmaceuticals, Inc. 2017 Omnibus Incentive Plan (Form Agreements to the 2017 Omnibus Incentive Plan)	S-8	333-218469	99.2	6/02/2017
10.5+	Executive Employment Agreement (Employment Agreement of Justin M. Hall)	8-K	001-33678	10.1	2/6/2020
10.6+	First Amendment to the Executive Employment Agreement with Justin M. Hall, dated January 26, 2022	8-K	001-33678	10.6	1/28/2022
10.7+	Second Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2023	8-K	001-33678	10.3	12/11/2023
10.8+	Third Amendment to Executive Employment Agreement with Justin M. Hall, effective December 31, 2024	8-K	001-33678	10.4	1/22/2025
10.9+	2024 Non-Employee Director Compensation Plan	10-K	001-33678	10.8	3/26/2024
10.10	Office Lease (between the Company and KBSIII Towers at Emeryville, LLC)	8-K	001-33678	10.1	8/26/2016
10.11	First Amendment to Office Lease by and between the Company and KBSIII Towers at Emeryville, LLC, dated January 24, 2022	8-K	001-33678	10.2	1/28/2022
10.12†	International Distribution Agreement (by and between the Company and Pioneer Pharma Co. Ltd.)	10-K	001-33678	10.18	3/27/2012
10.13	Form of Exercise Agreement with Holders of 2019 Domestic Warrants	8-K	001-33678	10.1	7/21/2020
10.14	Form of Exercise Agreement with Holders of 2019 Foreign Warrants	8-K	001-33678	10.2	7/21/2020
10.15	Form of Reprice Agreement with Ladenburg	8-K	001-33678	10.3	7/21/2020
10.16	Form of Securities Purchase Agreement, dated October 29, 2021	8-K	001-33678	1.1	11/01/2021
10.17	Form of Registration Rights Agreement, dated October 29, 2021	8-K	001-33678	10.1	11/01/2021
10.18*	Form of 2020 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.1	9/13/2022
10.19*	Form of 2021 Warrant Reprice Letter Agreement, dated September 9, 2022	8-K	001-33678	10.2	9/13/2022
10.20	Form of Securities Purchase Agreement, dated September 9, 2022	8-K	001-33678	10.3	9/13/2022
10.21	Form of Registration Rights Agreement, dated November 18, 2022	8-K	001-33678	10.4	9/13/2022

10.22+	Consulting Agreement between the Company and Andrew Jones, dated February 15, 2023	10-K	001-33678	10.33	3/31/2023
10.23	Form of Letter Agreement	8-K	001-33678	10.1	12/21/2023
10.24	Form of Securities Purchase Agreement	8-K	001-33678	10.1	4/27/2023
10.25*	Form of Security Agreement	8-K	001-33678	10.2	4/27/2023
10.26*	Form of First Amendment to the Security Agreement, dated March 24, 2024	8-K	001-33678	10.3	3/25/2024
10.27	Form of Subsidiary Guarantee	8-K	001-33678	10.3	4/27/2023
10.28*	Form of Consent and Release, dated March 24, 2024	8-K	001-33678	10.4	3/25/2024
10.29	Form of Voting Commitment	8-K	001-33678	10.4	4/27/2023
10.30	Form of Registration Rights Agreement	8-K	001-33678	10.5	4/27/2023
10.31	Form of Letter Agreement, dated June 14, 2024	8-K	001-33678	10.1	6/14/2024
10.32*	Underwriting Agreement, dated July 26, 2024, by and between the Company and Ladenburg Thalmann & Co., Inc.	8-K	001-33678	1.1	7/29/2024
10.33	Warrant Agency Agreement, dated July 29, 2024, by and between the Company and Equiniti Trust Company, LLC	8-K	001-33678	10.1	7/29/2024
10.34*	Secured Promissory Note, dated as of November 5, 2024, between NovaBay Pharmaceuticals, Inc., as borrower, and PRN Physician Recommended Nutriceuticals, LLC, as lender.	8-K	001-33678	10.1	11/06/2024
10.35	Transition Services Agreement, dated as of January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	10.1	1/10/2025
10.36	Engagement Agreement, dated March 4, 2025, by and between NovaBay Pharmaceuticals, Inc. and Lucid Capital Markets, LLC	8-K	001-33678	10.1	3/7/2025
10.37*	Settlement and Release Agreement, dated March 5, 2025, by and between NovaBay Pharmaceuticals, Inc. and Sabby Volatility Warrant Master Fund Ltd.	8-K	001-33678	10.1	3/11/2025
10.38*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and Bigger Capital Fund, LP	8-K	001-33678	10.2	3/11/2025
10.39*	Settlement and Release Agreement, dated March 10, 2025, by and between NovaBay Pharmaceuticals, Inc. and District 2 Capital Fund LP	8-K	001-33678	10.3	3/11/2025
10.40	Amended and Restated Employment Agreement, dated August 19, 2025, by and between the Company and Justin Hall	8-K	001-33678	10.6	8/19/2025
10.41	Employment Agreement, dated August 19, 2025, by and between the Company and Tommy Law	8-K	001-33678	10.7	8/19/2025
10.42	Settlement Agreement and General and Mutual Release, dated August 19, 2025, by and between the Company and Justin Hall	8-K	001-33678	10.8	8/19/2025
10.43	Form of Settlement Agreement and General and Mutual Release with Resigning Non-Employee Directors	8-K	001-33678	10.9	8/19/2025
10.44	ATM Sales Agreement, by and between NovaBay Pharmaceuticals, Inc. and Virtu Americas LLC, dated January 20, 2026	8-K	001-33678	1.1	1/20/2026
10.45	Securities Purchase Agreement, by and among NovaBay Pharmaceuticals, Inc., R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation, dated January 16, 2026	10-K	001-33678	10.45	3/19/2026
10.46	Investors’ Rights Agreement, by and among NovaBay Pharmaceuticals, Inc., R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation, dated January 16, 2026	8-K	001-33678	10.2	1/16/2026
10.47	Trademark Acquisition Agreement, dated January 3, 2025, by and between NovaBay Pharmaceuticals, Inc. and Phase One Health, LLC	8-K	001-33678	2.1	1/10/2025
10.48+	Consulting Agreement between the Company and Henry Blynn, dated October 16, 2025.	10-K	001-33678	10.48	3/19/2026
10.49+	First Amendment to Consulting Agreement by and between NovaBay Pharmaceuticals, Inc. and Henry Blynn, dated February 3, 2026.	10-K	001-33678	10.49	3/19/2026
19	NovaBay Insider Trading Policy	10-K	001-33678	19	3/19/2026
21	Subsidiaries of the Company	10-K	001-33678	21	3/19/2026
23.1	Consent of WithumSmith+Brown PC	10-K	001-33678	23.1	3/19/2026
23.2	Consent of CBIZ, Inc.	10-K	001-33678	23.2	3/19/2026
23.3	Consent of WithumSmith+Brown PC					X
23.4	Consent of CBIZ, Inc.					X
31.1	Certification of the Principal Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)	10-K	001-33678	31.1	3/19/2026
31.2	Certification of the Principal Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)	10-K	001-33678	31.2	3/19/2026

31.3	Certification of the Principal Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.4	Certification of the Principal Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
32.1	Certification by the Chief Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)	10-K	001-33678	32.1	3/19/2026
32.2	Certification by the Chief Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)	10-K	001-33678	32.2	3/19/2026
32.3	Certification by the Chief Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X
32.4	Certification by the Chief Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)					X
97	NovaBay Pharmaceuticals, Inc. Policy for Recoupment of Incentive Compensation	10-K	001-33678	97	3/26/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)					X

+	Indicates a management contract or compensatory plan or arrangement.
†

Stablecoin Development Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been separately filed with the Securities and Exchange Commission.

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

Date: April 29, 2026
	By:	/s/ Michael Kazley
Michael Kazley Chief Executive Officer, Chairman of the Board (principal executive officer)

Date: April 29, 2026
	By:	/s/ Tommy Law
Tommy Law Chief Financial Officer (principal financial officer)

Date: April 29, 2026
	By:	/s/ Paul E. Freiman
Paul E. Freiman, Ph.D (director)

Date: April 29, 2026
	By:	/s/ Swan Sit
Swan Sit (director)

Date: April 29, 2026
	By:	/s/ Yenyou (Jeff) Zheng
Yenyou (Jeff) Zheng (director)