Form 10-Q
period 2026-03-31
Stablecoin Development Corp
filed 2026-05-15
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 27,115,646 shares of the registrant’s common stock outstanding.

Stablecoin Development Corporation

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

On February 20, 2026, we effected a 1-for-5 reverse stock split of our common stock (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,405	$7,958
Prepaid expenses and other current assets	648	717
Total current assets	19,053	8,675
Digital assets, at fair value	160,086	—
Other assets	604	360
TOTAL ASSETS	$179,743	$9,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$1,978	$257
Accrued liabilities	1,127	396
Unsecured Convertible Notes, net of discounts	—	67
Operating lease liabilities	471	422
Total current liabilities	3,576	1,142
Warrant liabilities, at fair value	33,715	639,071
Operating lease liabilities-non-current	166	287
Deferred tax liabilities, net	3,461	—
Total liabilities	40,918	640,500

Commitments and contingencies (Note 7)

Mezzanine (temporary) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; Series F Preferred Stock; 0 and 1,347 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	350

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	6
Common stock, $0.01 par value; 5,000,000 shares authorized, 26,717 and 25,216 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively*	267	252
Additional paid-in capital*	405,209	186,981
Accumulated deficit	(266,651)	(819,054)
Total stockholders’ equity (deficit)	138,825	(631,815)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$179,743	$9,035

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Staking revenue	$2,463	$—

Unrealized gain on digital assets	22,674	—

Operating expenses
General and administrative	2,848	2,701
Impairment of long-lived assets	—	589
Total operating expenses	2,848	3,290

Operating income (loss)	22,289	(3,290)

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	(5,302,617)	—
Non-cash gain on changes in fair value of warrant liabilities	5,837,607	—
Other expense, net	(1,422)	(40)
Total non-operating income (expense), net	533,568	(40)

Net income (loss) from continuing operations before tax	555,857	(3,330)
Income tax expense	3,454	—
Net income (loss) from continuing operations	552,403	(3,330)
Net income from discontinued operations, net of taxes (Note 13)	—	11,000
Net income	$552,403	$7,670

Weighted average shares outstanding:
Basic (and diluted for net loss)	26,015	1,062
Diluted for net income	165,709	1,083

Basic and diluted net income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share from continuing operations	$21.23	$(3.14)
Basic earnings per share from discontinued operations	—	10.36
Basic earnings per share attributable to common stockholders	$21.23	$7.22

Diluted earnings (loss) per share from continuing operations	$3.33	$(3.07)
Diluted earnings per share from discontinued operations	—	10.15
Diluted earnings per share attributable to common stockholders	$3.33	$7.08

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

									Total
	Redeemable						Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2025	1,347	$350	1	$6	25,216	$252	$186,981	$(819,054)	$(631,815)
Net income	—	—	—	—	—	—	—	552,403	552,403
Conversion of Series B Preferred Stock to common stock	—	—	(1)	(6)	3	—	6	—	—
Redemption of Series F Preferred Stock	(1,347)	(350)	—	—	—	—	—	—	—
Conversion of Unsecured Convertible Notes to common stock	—	—	—	—	7	—	128	—	128
Exercise of warrants	—	—	—	—	10	—	292	—	292
Reclassification of warrant liabilities	—	—	—	—	—	—	204,398	—	204,398
Shares issued for 5:1 reverse stock split due to rounding feature	—	—	—	—	46	—	—	—	—
Issuance of common stock in at the market offering, net	—	—	—	—	1,435	15	13,379	—	13,394
Stock-based compensation expense	—	—	—	—	—	—	25	—	25
Balance at March 31, 2026	—	$—	—	$—	26,717	$267	$405,209	$(266,651)	$138,825

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2024	1	$6	977	$10	$183,312	$(183,457)	$(129)
Net income	-	-	-	-	-	7,670	7,670
Exercise of warrants	-	-	186	2	612	-	614
Repurchase of warrants	-	-	-	-	(1,990)	-	(1,990)
Stock-based compensation expense	-	-	-	-	2	-	2
Balance at March 31, 2025	1	$6	1,163	$12	$181,936	$(175,787)	$6,167

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025

Operating activities:
Net income	$552,403	$7,670
Net income from discontinued operations, net of taxes	—	(11,000)
Adjustments to reconcile net income to net cash used in operating activities:
Staking rewards earned in SKY tokens	(2,463)	—
Stock-based compensation expense related to employee and director stock awards	25	2
Unrealized gain on digital assets	(22,674)	—
Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	5,302,617	—
Non-cash gain on changes in fair value of warrant liabilities	(5,837,607)	—
Non-cash right-of-use asset amortization	—	53
Non-cash impairment of long-lived assets	—	589
Amortization of debt discounts on convertible notes	3	26
Deferred income taxes	3,461	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69	(299)
Other assets	(76)	3
Accounts payable and accrued liabilities	2,510	1,698
Operating lease liabilities	(72)	(66)
Net cash used in operating activities, continuing operations	(1,804)	(1,324)

Investing activities:
Purchases of SKY tokens	(76,918)	—
Proceeds from redemption of stablecoins	51,000	—
Net cash used in investing activities, continuing operations	(25,918)	—

Financing activities:
Proceeds from sale of pre-funded warrants in private placement	25,001	—
Proceeds from issuance of common stock in at the market offering, net	13,394	—
Proceeds from warrant exercises	292	614
Payments on redemption of Series F Preferred Stock	(350)	—
Repayment of bridge loan	—	(507)
Payment on warrants purchases	—	(1,815)
Net cash provided by (used in) financing activities, continuing operations	38,337	(1,708)

Net increase (decrease) in cash, cash equivalents, and restricted cash, continuing operations	10,615	(3,032)
Net increase in cash and cash equivalents, discontinued operations	—	11,069
Net increase in cash, cash equivalents, and restricted cash, consolidated	10,615	8,037
Cash, cash equivalents and restricted cash, beginning of period	8,225	907
Cash, cash equivalents and restricted cash of continuing operations, end of period	$18,840	$8,944

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$—	$8

Supplemental disclosure of non-cash information:
Digital assets and stablecoins received in exchange for pre-funded warrants	$109,031	$—
Warrant liabilities transferred to equity	204,398	—
Conversions of preferred stock to common stock	6	—
Conversions of Unsecured Convertible Notes to common stock	128	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. ORGANIZATION

Stablecoin Development Corporation (“Stablecoin Development” or the “Company” or “our,” “we,” or “us”), formerly known as NovaBay Pharmaceuticals, Inc., is an on-chain holding company focused on long-duration participation in protocol-aligned digital asset ecosystems and providing public market access to the stablecoin economy. The Company’s initial digital asset focus is the Sky Protocol ecosystem, with SKY as its core holding. Through staking and other on-chain activities, the Company seeks to generate protocol-level economic exposure while maintaining governance, risk management, and public-company discipline.

On January 16, 2026, the Company completed a private placement of pre-funded warrants to purchase an aggregate of 167,539,227 shares of common stock for aggregate gross proceeds of approximately $134.0 million, consisting of approximately $25.0 million in cash and approximately $109.0 million in SKY tokens and stablecoins (the “January 2026 Private Placement”). The proceeds from the January 2026 Private Placement, together with proceeds from any future capital raises, are intended to support a multi-year capital allocation strategy focused on acquiring and holding a portfolio of select digital assets that exhibit revenue-generating characteristics, consistent with the Company's operating and risk framework. SKY, the governance token of the Sky Protocol, is currently the only digital asset approved under such framework. See Note 8, “Financing Activities,” and Note 10, “Common Stock Warrants and Warrant Liabilities,” for additional information regarding the January 2026 Private Placement.

SKY, the governance token of the Sky Protocol, is currently the only digital asset deployed under the Company’s current strategy and represents the Company's primary digital asset holding. As of March 31, 2026, the Company held 2,153,141,678 SKY tokens, representing approximately 9% of the total supply of SKY at such date. The Company's SKY holdings are deployed in staking activities within the Sky Protocol ecosystem, through which the Company participates in on-chain governance of the Sky Protocol.

The Company intends to hold digital assets as part of a long-duration strategic position. The Company retains discretion to monetize a portion of its digital asset holdings if and when management determines it appropriate to do so.

On April 2, 2026, the Company’s corporate name change from NovaBay Pharmaceuticals, Inc. to Stablecoin Development Corporation became legally effective. On April 6, 2026, the Company’s common stock commenced trading on the NYSE American under the new ticker symbol “SDEV”. The name change and new ticker symbol reflect the Company’s strategic repositioning as an on-chain holding company focused on protocol-aligned digital asset ecosystems and is reflected throughout this report.

The Company is incorporated under the laws of the State of Delaware. The Company has one operating and reportable segment encompassing its consolidated operations as of March 31, 2026.

On February 20, 2026, we effected a 1-for-5 reverse stock split (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this quarterly report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Discontinued Operations

Historical financial results related to each of the businesses and assets divested above are now presented as discontinued operations in the Company’s Unaudited Condensed Consolidated Financial Statements (see Note 13, “Divestitures”).

Liquidity

Based on funds available as of March 31, 2026, management believes that the Company's existing cash and cash equivalents will be sufficient to fund its planned operating expenses at least through one year from issuance of these financial statements. However, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control. Beyond twelve months, our ability to fund growth and meet obligations will depend on market conditions and access to capital on acceptable terms.

Subsequent to March 31, 2026 and through May 14, 2026, the Company sold an aggregate of 398,367 shares of common stock under the ATM Program (as defined in Note 8, “Financing Activities”) for aggregate net proceeds of approximately $0.6 million, and purchased an aggregate of approximately 86.5 million SKY tokens on digital asset exchanges for an aggregate cost of approximately $6.5 million. As of May 14, 2026, approximately $85.7 million of common stock remained available for issuance under the ATM Program. See Note 16, “Subsequent Events,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and are expressed in U.S. dollars. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).

The unaudited condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for their fair presentation. There have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on the unaudited condensed consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the fair value measurement of digital assets, warrant liabilities (including the determination of the principal market for digital assets and the reference price used to measure warrant liabilities), stock-based compensation, income taxes and other contingencies.

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

Cash, Cash Equivalents, and Highly Liquid Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents were held in a major financial institution in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$18,405	$7,958
Restricted cash included in other assets	435	267
Total cash, cash equivalents, and restricted cash in the unaudited condensed consolidated statements of cash flows	$18,840	$8,225

The restricted cash amount included in other assets on the unaudited condensed consolidated balance sheets represents amounts held as certificates of deposit for long-term financing and lease arrangements as contractually required by our financial institution and landlord.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits of cash, cash equivalents and restricted cash with a major financial institution in the United States.

The Company maintains cash balances at multiple financial institutions. Certain of these accounts utilize deposit sweep programs designed to allocate funds across a network of participating banks in amounts intended to maximize FDIC insurance coverage. However, the Company also maintains significant cash balances at other financial institutions that do not utilize such programs, and, as a result, a portion of the Company’s cash balances exceeds federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company holds a significant position in SKY tokens, which represented approximately 89% of total assets and approximately 9% of the total supply of SKY available in the market as of March 31, 2026. This concentration exposes the Company to SKY token price volatility and to other risks associated with SKY tokens, including risks relating to liquidity, custody, and regulation. The size of the Company's position relative to total market supply may also limit its ability to dispose of SKY tokens without affecting the market price. Because SKY is issued and governed within a single blockchain ecosystem, the Company is also exposed to risks affecting the Sky Protocol ecosystem as a whole. These include reductions in protocol-generated revenue that funds staking rewards, adverse governance outcomes, competition from other stablecoin or decentralized finance platforms, operational or security incidents affecting the Ethereum blockchain or the Sky Protocol smart contracts, and concentration of SKY ownership among Sky Protocol core contributors and other ecosystem participants. See Note 5, "Digital Assets."

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

See additional information in Note 3, “Fair Value Measurements.”

Digital Assets

The Company's digital assets currently consist only of SKY tokens. The Company accounts for its digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. Digital assets purchased are initially recorded at cost, including capitalized exchange trading fees. Digital assets received as staking rewards are initially recorded at the fair value of the tokens when earned. Digital assets are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings. Fair value is determined using the quoted price of the digital asset in its principal market (Coinbase Exchange for SKY tokens) as of midnight UTC on the reporting date. The Company uses the specific identification method to determine the cost basis of digital assets for purposes of calculating gains and losses upon disposition.

Digital assets are classified as non-current assets on the Company's Unaudited Condensed Consolidated Balance Sheets, reflecting the Company's intent and ability to hold and stake SKY tokens on a long-term basis as part of its ongoing participation in the Sky Protocol.

Impairment of Long-Lived Assets

The Company recorded no long-lived asset impairment losses during the three months ended March 31, 2026. The Company recorded $589 thousand in long-lived assets impairment losses during the three months ended March 31, 2025, consisting of $30 thousand for fixed assets including leasehold improvements and $559 thousand for operating lease right-of-use assets.

Common Stock Warrants

The Company accounts for common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”).

The Company classifies as equity any warrants that (i) require physical share settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement (physical share settlement or net-share settlement). The Company classifies as liabilities any warrants that (i) require net-cash settlement, (ii) give the counterparty a choice of net-cash physical settlement or net-share settlement. In accordance with ASC 815, the Company also classifies as liabilities any warrants for which the shares underlying the contract are subject to stockholder approval before the warrant can be exercised. The Company also classifies as liabilities any warrants that are not considered indexed to the Company's own stock, including warrants containing anti-dilution or similar adjustment provisions that do not qualify for the scope exception for standard down-round features.

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the Unaudited Condensed Consolidated Statements of Operations. Warrants that contain nominal exercise prices are economically similar to common stock and do not require assumptions related to volatility, expected term, or other option-pricing inputs. Such warrants are measured based on intrinsic value, calculated as the excess of the Company's common stock price over the exercise price, multiplied by the number of warrant shares outstanding. The fair values of other liability-classified warrants, if any, are determined using appropriate valuation techniques such as the Black-Scholes option pricing model. These values are subject to a significant degree of management's judgment. See Note 10, “Common Stock Warrants and Warrant Liabilities.”

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

The U.S. federal income tax treatment of rewards from staking digital assets such as SKY remains uncertain and is currently under the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards are generally treated as ordinary income upon receipt. If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SKY, we could be subject to increased audits by the IRS and additional tax liabilities.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10. The Company recognizes the financial statement effects of a tax position only when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination by the relevant taxing authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in the related tax liability line in the unaudited condensed consolidated balance sheets.

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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2026	2025*
Numerator for basic and diluted income (loss) per share:
Net income (loss) from continuing operations attributable to common stockholders	$552,403	$(3,330)
Net income from discontinued operations	—	11,000
Net income	$552,403	$7,670

Denominator for income (loss) per share:
Weighted average shares outstanding – basic (diluted for net loss)	26,015	1,062
Effect of dilutive January 2026 Pre-Funded Warrants	139,616	—
Effect of dilutive in-the-money warrants and RSUs	78	21
Weighted average shares outstanding – diluted for net income	165,709	1,083

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2026	2025*
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	—	3
October 2025 Pre-funded Warrants	22,664	—
Stock options	—	1
Stock warrants	4	951
	22,668	955

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

Revenue Recognition

The Company's revenue consists of rewards earned through participation in the Sky Protocol's staking program. The Company has applied the principles underlying ASC 606, Revenue from Contracts with Customers (“ASC 606”) by analogy in determining the presentation, timing, and measurement of staking revenue by following the five steps: (i) identify the contract, (ii) identify the performance obligation, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation and (v) determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

Staking rewards are earned and recognized as revenue at the time the Sky Protocol's staking smart contract allocates rewards to the Company's staking position, and are measured at the fair value of the SKY tokens when earned. Rewards accrue and are allocated to the Company's staking position by the protocol's smart contract on a per-Ethereum-block basis (approximately every 12 seconds), based on the quantity of SKY tokens staked and the reward rate established through Sky Protocol governance. Fair value is determined using the quoted spot price on Coinbase Exchange, which the Company has determined to be the principal market for SKY tokens.

Recent Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses 33 issues across a range of topics intended to clarify, correct, or improve U.S. GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis. Aside from Issue 4 (which requires retrospective application), entities may elect to apply the amendments either prospectively or retrospectively to the beginning of the earliest period presented, on an issue-by-issue basis. The amendments to Topic 260, Earnings Per Share, regarding the calculation of diluted earnings per share when a loss from continuing operations exists are required to be applied retrospectively. The Company is currently evaluating the effect that the adoption of ASU 2025-12 will have on its Unaudited Condensed Consolidated Financial Statements and related disclosures, including the potential effect on diluted earnings per share for prior periods presented.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the scope, form and content, and disclosure requirements applicable to interim financial statements prepared in accordance with U.S. GAAP, including by codifying the interim disclosures required across the Codification and adding a principle requiring disclosure of events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2025-11 will have on its Unaudited Condensed Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the statements of operations. ASU 2024-03 does not change the requirements for the presentation of expenses on the face of the statements of operations. Under ASU 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the statements of operations if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on its Unaudited Condensed Consolidated Financial Statements and related disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Items	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$435	$435	$—	$—
SKY digital assets	$160,086	$160,086	$—	$—

Liabilities
Warrant liability	$33,715	$—	$33,715	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$267	$267	$—	$—

Liabilities
Warrant liability	$639,071	$—	$639,071	$—

The Company's restricted cash held as a deposit is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

SKY digital assets are measured at fair value on a recurring basis using quoted prices in the Company's principal market (Level 1 inputs) in accordance with ASC 820. The Company did not hold any digital assets as of December 31, 2025.

The Company determines its principal market as the market with the greatest volume and level of activity for SKY that is accessible to the Company. In making this determination, the Company considers factors including (i) its ability to legally and operationally transact in the market, (ii) observed trading volume and liquidity, (iii) pricing transparency and reliability, and (iv) the market in which the Company primarily executes its transactions.

Although certain global exchanges may report higher aggregate trading volumes, those markets are not considered accessible to the Company due to regulatory and operational constraints. Accordingly, the Company has concluded that Coinbase Exchange represents its principal market, as it exhibits the greatest volume and level of activity for SKY among markets accessible to the Company and provides observable, orderly pricing in USD-denominated markets.

The warrant liabilities as of March 31, 2026 and December 31, 2025 were measured at fair value based on the intrinsic value of the warrants, determined using the quoted market price of the Company's common stock at the measurement date. Because the warrants themselves were not actively traded and the valuation relied on observable market inputs other than quoted prices for identical instruments, the liabilities were classified within Level 2 of the fair value hierarchy.

Warrant Liabilities

Pre-funded warrants with a nominal exercise price are economically similar to common stock and are measured based on intrinsic value, calculated as the market price of the Company's common stock less the nominal exercise price, multiplied by the number of warrant shares outstanding. The October 2025 Pre-Funded Warrants remain classified as a liability as of March 31, 2026 and are measured at intrinsic value based on the closing price of the Company's common stock as of the reporting date. The Company had no warrant liabilities outstanding as of March 31, 2025.

The fair value of the January 2026 Pre-Funded Warrants (as defined in Note 8, “Financing Activities”) at issuance was determined using the closing price of the Company's common stock on January 20, 2026 (the first trading day following the announcement of the January 2026 Private Placement, which was made after market close on January 16, 2026).

See Note 10, “Common Stock Warrants and Warrant Liabilities” for additional information and the definitions related to the Company's warrants.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$338	$299
Deferred financing costs	146	241
Other	164	177
Total prepaid expenses and other current assets	$648	$717

NOTE 5. DIGITAL ASSETS

The Company holds SKY tokens, which it acquired in connection with the January 2026 Private Placement and through subsequent purchases on digital asset exchanges. The Company also receives additional SKY tokens through participation in the Sky Protocol's staking program, as described below.

The following table summarizes the Company's digital asset holdings as of March 31, 2026 (in thousands, except number of tokens):

Crypto Asset	Number of Units	Cost Basis	Fair Value	Cumulative Unrealized Gain
SKY tokens	2,153,141,678	$137,412	$160,086	$22,674

The Company did not hold any digital assets as of December 31, 2025.

As of March 31, 2026, the Company's digital assets were not subject to any contractual sale restrictions.

The following table presents a roll forward of the Company's digital asset holdings for the three months ended March 31, 2026:

	Number of Tokens	Fair Value (in thousands)
Balance at December 31, 2025	-	$-
Additions:
Received in connection with the January 2026 Private Placement	943,599,689	58,031
Purchased on digital asset exchanges	1,174,155,340	76,918
Received as staking rewards	35,386,649	2,463
Dispositions	-	-
Net change in fair value	N/A	22,674
Balance at March 31, 2026	2,153,141,678	$160,086

The Company recognized unrealized gains of $22.7 million on its digital assets during the three months ended March 31, 2026, representing the change in fair value of SKY tokens held during the period. The Company did not dispose of any SKY tokens during the three months ended March 31, 2026, and accordingly, no realized gains or losses were recognized on SKY tokens.

The 943,599,689 SKY tokens received in connection with the January 2026 Private Placement were initially recorded at a value of approximately $58.0 million, based on a per-token price of $0.0615.

In connection with the January 2026 Private Placement, the Company also received stablecoins (USDT and USDS) with an aggregate fair value of approximately $51.0 million as of the closing date. The Company redeemed all of the stablecoins received for U.S. dollars during the three months ended March 31, 2026, and used a portion of the proceeds to acquire additional SKY tokens. The Company recognized no material gain or loss in connection with the redemption of the stablecoins, which were held for a brief period prior to redemption.

Native Staking

The Company participates in the Sky Protocol's staking program by locking SKY tokens directly into the protocol's staking smart contract through wallets controlled by the Company.

As of March 31, 2026, the Company had staked 2,153,141,678 SKY tokens. During the three months ended March 31, 2026, the Company received 35,386,649 SKY tokens with a fair value of $2.5 million from staking rewards, which was recognized as revenue. See Note 2, “Summary of Significant Accounting Policies,” for the Company's revenue recognition policy related to staking rewards.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Professional Services	$493	$40
Taxes	320	247
Interest on Unsecured Convertible Notes	-	58
Other	314	51
Total accrued liabilities	$1,127	$396

NOTE 7. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, including its service providers, vendors, and counterparties. Additionally, the Company provided for certain indemnification obligations in connection with the Avenova Asset Divestiture and PhaseOne Divestiture (see Note 13, “Divestitures”). The potential future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2026 or December 31, 2025.

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

During the three months ended March 31, 2026, the Company became aware of a claim for a mootness fee in connection with previously disclosed litigation in Delaware. The Company has recorded a $0.2 million accrual related to the mootness fee demand, which is reflected in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet.

The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leases office space for its corporate headquarters located in Emeryville, California. The current lease term expires on July 31, 2027. The Company recorded no impairment of right-of-use assets during the three months ended March 31, 2026, as the Company's right-of-use assets were fully impaired during 2025. During the three months ended March 31, 2025, the Company recorded an impairment of right-of-use assets of $559 thousand associated with the lease.

Lease costs for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease – expense	$15	$71
Operating lease – included in operating cash flows	66	79

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (in years)	1.3	2.3
Weighted-average discount rate	5%	5%

Future lease payments under non-cancelable leases as of March 31, 2026 were as follows (in thousands):

2026	$365
2027	290
Total future minimum lease payments	655
Less: Imputed interest	(18)
Total	$637

Reported as:
Operating lease liability	$471
Operating lease liability- non-current	166
Total	$637

NOTE 8. FINANCING ACTIVITIES

2026 ATM

On January 20, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”), pursuant to which the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million from time to time through or to Virtu as its sales agent or principal (the “ATM Program”). Under the Sales Agreement, the Company has agreed to pay Virtu a commission of up to 2% of the gross proceeds of any shares sold through the ATM Program.

During the three months ended March 31, 2026, the Company sold 1,434,919 shares of common stock under the ATM Program for aggregate gross proceeds of $13.7 million and net proceeds of approximately $13.4 million, after deducting sales agent commissions and other offering costs of approximately $0.3 million. As of March 31, 2026, approximately $86.3 million of common stock remained available for issuance under the ATM Program.

January 2026 Private Placement

On January 16, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) underlying the January 2026 Private Placement with each of R01 Fund LP (“R01”), Framework Ventures IV L.P., (“Framework”) Tether Investments, S.A. de C.V. (“Tether”) and Sky Frontier Foundation (“SFF” and, together with R01, Framework and Tether, the “Purchasers”). Pursuant to the January 2026 Private Placement, the Company issued and sold pre-funded warrants (the “January 2026 Pre-Funded Warrants”) to purchase an aggregate of 167,539,227 shares of common stock for aggregate gross proceeds of approximately $134.0 million, consisting of approximately $25.0 million in cash, 35.0 million USDT and 16.0 million USDS stablecoins (with an aggregate value of approximately $51.0 million at the time of the placement), and 943,599,689 SKY tokens (with an aggregate value of approximately $58.0 million at the time of the placement). The value of the stablecoins and SKY tokens was determined based on their respective fair values as of the closing date of the placement.

The purchase price of each January 2026 Pre-Funded Warrant was $0.80, and the January 2026 Pre-Funded Warrants are exercisable at an exercise price of $0.05 per underlying share of common stock. The January 2026 Pre-Funded Warrants become exercisable on a tiered basis, with 20% becoming exercisable six months after execution of the January 2026 Private Placement, 30% becoming exercisable nine months after execution, and the remaining 50% becoming exercisable twelve months after execution. The January 2026 Pre-Funded Warrants are also subject to a beneficial ownership limitation that restricts a holder from exercising the warrants to the extent such exercise would result in the holder, together with its affiliates and certain attribution parties, beneficially owning in excess of 4.99% (or, at the election of the holder prior to issuance, 9.99%) of the Company's outstanding common stock. The January 2026 Pre-Funded Warrants contain anti-dilution adjustment provisions that adjust the number of shares issuable upon exercise of the warrants upon the occurrence of specified dilutive issuances of securities by the Company at a price per share less than the purchase price of the January 2026 Pre-Funded Warrants.

October 2025 Pre-Funded Warrants

On October 16, 2025, the Company issued and sold pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to R01 and Framework in two transactions for aggregate net proceeds of approximately $5.9 million. The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the common stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. At the time of issuance, the October 2025 Pre-Funded Warrants represented the right to purchase an aggregate of 1,081,082 shares of common stock at an exercise price of $0.05 per share. The October 2025 Pre-Funded Warrants are subject to a beneficial ownership limitation that restricts a holder from exercising the warrants to the extent such exercise would result in the holder, together with its affiliates and certain attribution parties, beneficially owning in excess of 9.9% of the Company's outstanding common stock.

The October 2025 Pre-Funded Warrants contain anti-dilution adjustment provisions that adjust the exercise price and the number of shares issuable upon exercise of the warrants upon the occurrence of specified dilutive issuances of securities by the Company. In October 2025, the conversion of the Company's outstanding Series D Preferred Stock and Series E Preferred Stock into common stock triggered the anti-dilution adjustment provisions. As a result, (i) the exercise price of the October 2025 Pre-Funded Warrants was reduced to $0.002385 per share, and (ii) the number of shares issuable upon exercise of the October 2025 Pre-Funded Warrants increased to 22,664,040 shares.

NOTE 9. CONVERTIBLE NOTES

In March 2024, the Company issued $525 thousand aggregate principal amount of unsecured convertible notes (the “Unsecured Convertible Notes”) in connection with the closing of the DERMAdoctor divestiture in March 2024. The Unsecured Convertible Notes were due March 25, 2026, bore no stated interest, and were convertible at a conversion price of $24.50 per share, subject to certain limitations including beneficial ownership limitations.

In December 2025, holders converted $350 thousand aggregate principal amount of Unsecured Convertible Notes into 14,286 shares of common stock. In January 2026, the remaining $175 thousand aggregate principal amount of Unsecured Convertible Notes was converted into 7,144 shares of common stock. The conversions were accounted for as partial extinguishments of debt at carrying value in accordance with ASC 470. As of March 31, 2026, no Unsecured Convertible Notes remained outstanding.

Interest expense recognized in connection with the Unsecured Convertible Notes, including amortization of issuance costs and debt discount, was $3 thousand and $39 thousand for the three months ended March 31, 2026 and 2025, respectively, and was included in other expense, net in the Unaudited Condensed Consolidated Statements of Operations.

NOTE 10. COMMON STOCK WARRANTS AND WARRANT LIABILITIES

The following table summarizes common stock warrant activity for the three months ended March 31, 2026 and the number of warrants outstanding as of March 31, 2026. Weighted average exercise prices are presented per issuable share.

	July 2020 Warrants	TLF Warrants	November 2021 Warrants	September 2022 Warrants	November 2022 A-1 Warrants	December 2023 Warrants	June 2024 Warrants	July 2024 Series F-1 Warrants	October 2025 Pre-Funded Warrants*	January 2026 Pre- Funded Warrants	Total Warrants
December 31, 2025	784	3	2,832	332	454	5,341	4,511	2,900	1,081,082	-	1,098,239
Pre-Funded Warrants granted	-	-	-	-	-	-	-	-	-	167,539,227	167,539,227
Warrants exercised	-	-	-	-	-	(5,341)	(4,511)	-	-	-	(9,852)
Warrants expired	(784)	(3)	-	-	-	-	-	-	-	-	(787)
Warrants issued for 5:1 reverse stock split due to rounding feature	-	-	3	1	-	-	-	-	-	-	4
March 31, 2026	-	-	2,835	333	454	-	-	2,900	1,081,082	167,539,227	168,626,831

Weighted Average Price per share at March 31, 2026	expired	expired	$557.65	$1,102.50	$1,102.50	expired	expired	$3.30	$0.002385	$0.05	$0.06
Expiration Date	expired	expired	September 11, 2028	September 11, 2028	November 20, 2028	expired	expired	July 30, 2029	Do not expire	Do not expire

*	exercisable for an aggregate of 22,664,040 shares of common stock

Total net proceeds from warrant exercises during the three months ended March 31, 2026 and 2025 was $292 thousand and $614 thousand, respectively.

January 2026 Pre-Funded Warrants

See Note 8, “Financing Activities,” for the issuance terms of the January 2026 Pre-Funded Warrants.

The January 2026 Pre-Funded Warrants were classified as a liability from the date of issuance because stockholder approval was required before they could be exercised, and were measured at intrinsic value at each reporting date based on the quoted market price of the Company's common stock less the per-share exercise price, multiplied by the number of shares of common stock issuable upon exercise. The January 2026 Pre-Funded Warrants contain anti-dilution provisions that adjust the number of shares issuable upon exercise upon specified dilutive issuances at a price per share less than the purchase price of the warrants. The issuance-date fair value of the January 2026 Pre-Funded Warrants exceeded the cash and other consideration received, resulting in the recognition of a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of $5.3 billion during the three months ended March 31, 2026. On March 12, 2026, the Company obtained the requisite stockholder approval, at which time the January 2026 Pre-Funded Warrants were reclassified to stockholders' equity at their fair value on the date of approval.

October 2025 Pre-Funded Warrants

See Note 8, “Financing Activities,” for the issuance terms of the October 2025 Pre-Funded Warrants.

The October 2025 Pre-Funded Warrants were classified as a liability from the date of issuance because stockholder approval was required before they could be exercised, and were measured at intrinsic value at each reporting date based on the quoted market price of the Company's common stock less the per-share exercise price, multiplied by the number of shares of common stock issuable upon exercise. The October 2025 Pre-Funded Warrants contain anti-dilution provisions that, upon specified events including dilutive issuances and conversions of convertible securities, adjust the exercise price and the number of shares issuable upon exercise.

On March 12, 2026, the Company obtained the requisite stockholder approval for the issuance of shares underlying the October 2025 Pre-Funded Warrants. Notwithstanding receipt of such approval, the October 2025 Pre-Funded Warrants remain classified as a liability because they are not considered indexed to the Company's own stock under ASC 815, as a result of the anti-dilution provisions described above. The Company will continue to remeasure the warrants at fair value at each reporting date, with changes in fair value recorded as non-cash gain or loss in the Unaudited Condensed Consolidated Statements of Operations. The fair value of the October 2025 Pre-Funded Warrants was $33.7 million as of March 31, 2026. See the summary of warrant liabilities below and Note 3, "Fair Value Measurements."

July 2024 Series F-1 Warrants and Series F-3 Warrants

In July 2024, in connection with the Company's underwritten public offering completed on July 29, 2024, the Company issued Series F-1 Warrants and Series F-3 Warrants at an initial exercise price of $5.50 per share, exercisable immediately upon issuance and expiring on July 30, 2029. The Series F-1 Warrants and Series F-3 Warrants were classified as a component of permanent equity. On September 27, 2024, a one-time down round feature adjustment was triggered, reducing the exercise prices to $3.30 per share. The Series F-1 Warrants are subject to a 4.99% beneficial ownership limitation (or, at the election of the holder prior to issuance, 9.99%) that restricts a holder from exercising the warrants to the extent such exercise would result in the holder beneficially owning in excess of the applicable percentage of the Company's outstanding common stock.

In March 2025, the Company entered into three separate confidential settlement and release agreements (collectively, the “Settlement Agreements”) with each of Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), Bigger Capital Fund, LP (“Bigger”) and District 2 Capital Fund LP (“District 2,” and together with Sabby and Bigger, the “Warrant Holders”) to settle certain disputed matters relating to warrants held by the Warrant Holders, including the Series F-1 Warrants and the Series F-3 Warrants. In connection with the Settlement Agreements, Series F-1 Warrants exercisable for 254,545 shares of common stock and Series F-3 Warrants exercisable for 148,988 shares of common stock were repurchased by the Company. The repurchase was recorded as a $2.0 million reduction of additional paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.

All remaining unexercised Series F-3 Warrants expired on July 29, 2025.

November 2022 A-1 Warrants

In November 2022, the Company issued common stock purchase warrants exercisable for shares of common stock at an initial exercise price of $1,102.50 per share, expiring November 20, 2028 (the “November 2022 A-1 Warrants”). The November 2022 A-1 Warrants were classified as a component of permanent equity. Certain of the November 2022 A-1 Warrants were subsequently amended to reduce their exercise prices in connection with subsequent financing transactions in May 2023 and June 2024.

Other Outstanding Warrants

As of March 31, 2026, the Company had outstanding common stock purchase warrants issued in prior periods that are classified as a component of permanent equity, including the November 2021 Warrants, the September 2022 Warrants, and the November 2022 A-1 Warrants, as outlined in the table above. There was no exercise, repurchase, or other activity related to these warrants during the three months ended March 31, 2026. The July 2020 Warrants and the TLF Warrants, which had been outstanding at December 31, 2025, expired in accordance with their terms during the three months ended March 31, 2026.

Summary of Common Stock Warrant Liabilities

The following roll forward presents the Company's warrant liabilities measured at fair value during the three months ended March 31, 2026 (in thousands)

Warrant liabilities as of December 31, 2025	$639,071
Fair value of January 2026 Pre-Funded Warrants upon issuance	5,436,649
Decrease in fair value of warrant liabilities	(5,837,607)
Reclassification of January 2026 Pre-Funded Warrant liabilities to equity during period	(204,398)
Warrant liabilities as of March 31, 2026	$33,715

The October 2025 Pre-Funded Warrants and January 2026 Pre-Funded Warrants, which have a nominal exercise price, are measured at intrinsic value, calculated as the quoted market price of the Company's common stock less the per-share exercise price, multiplied by the number of shares of common stock issuable upon exercise. On March 12, 2026, the Company obtained stockholder approval for the issuance of shares underlying the October 2025 and January 2026 Pre-Funded Warrants. Upon receipt of such approval, the January 2026 Pre-Funded Warrants were reclassified to stockholders' equity at fair value on that date. The October 2025 Pre-Funded Warrants remain classified as a liability as of March 31, 2026 because they are not considered indexed to the Company's own stock under ASC 815, as a result of certain anti-dilution provisions. See the discussions of the individual warrant series above.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Share Capital

Under the Company's Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 5,000,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company's Board. On March 12, 2026, in connection with the Company's special meeting of stockholders, the Company's stockholders approved an increase in the authorized number of shares of common stock from 1,500,000,000 to 5,000,000,000.

Reverse Stock Split

On February 20, 2026, the Company effected a 1-for-5 reverse stock split of its common stock. In connection with the reverse stock split, an aggregate of 45,912 shares of common stock were issued as a result of the rounding feature applicable to the reverse stock split. Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this report have been adjusted, on a retroactive basis, to reflect the reverse stock split.

Series B Preferred Stock

As of December 31, 2025, 131 shares of Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) were outstanding. During the three months ended March 31, 2026, all 131 outstanding shares of Series B Preferred Stock were converted into 3,013 shares of common stock. As of March 31, 2026, no shares of Series B Preferred Stock remained outstanding.

Series F Preferred Stock

The Series F Voting Retractable Preferred Stock (“Series F Preferred Stock”) was redeemable in cash at the option of the holder following shareholder approval in October 2025 and was classified as mezzanine equity on the Company's Unaudited Condensed Consolidated Balance Sheet at its redemption value. After December 31, 2025, the Company had the ability to call the shares for redemption. During the three months ended March 31, 2026, the remaining 1,346,633 shares of Series F Preferred Stock were redeemed for an aggregate cash payment of $350 thousand. As of March 31, 2026, no shares of Series F Preferred Stock remained outstanding. See Note 8, “Financing Activities,” for additional information regarding the Series F Preferred Stock.

NOTE 12. STOCK-BASED COMPENSATION

Equity Compensation Plans

In January 2026, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which was approved by stockholders on March 12, 2026. The 2026 Plan provides for the grant of equity awards, including stock options, restricted stock, performance awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, consultants and advisors, as determined by the Compensation Committee of the Board (the “Committee”). Upon stockholder approval of the 2026 Plan, no further awards may be granted under the Company's 2017 Omnibus Incentive Plan (the “2017 Plan”) or its 2007 Omnibus Incentive Plan (the “2007 Plan”); however, awards previously granted under the 2017 Plan and 2007 Plan remain outstanding and continue to be governed by the terms of those plans until exercised, settled, forfeited or otherwise canceled in accordance with their terms.

Upon adoption, the 2026 Plan allowed for awards of up to 22,223,927 shares of the Company's common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company's fiscal years beginning January 1, 2027 through January 1, 2036, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. Under the terms of the 2026 Plan, the exercise price of stock options and SARs may not be less than 100% of the fair market value of the Company's common stock on the date of grant (or 110% in the case of incentive stock options (“ISOs”) granted to a holder of more than 10% of the Company's common stock) or such higher amount as the Committee may determine. The term of stock option awards and SARs may not exceed ten years from the date of grant (or five years from the date of grant in the case of ISOs granted to a holder of more than 10% of the Company's common stock). As of March 31, 2026, there were 539,491 shares available for future awards under the 2026 Plan.

The 2007 Plan expired on March 15, 2017. Outstanding stock options granted under the 2007 Plan continue to be governed by its terms, expire no later than ten years from the date of grant, and were fully vested as of March 31, 2026.

The 2017 Plan was adopted in March 2017 and approved by stockholders on June 2, 2017. Following stockholder approval of the 2026 Plan on March 12, 2026, no new awards may be granted under the 2017 Plan. Outstanding awards under the 2017 Plan remain subject to its terms, including that the exercise price of non-qualified stock options, ISOs and SARs may not be less than 100% of the fair market value of the Company's common stock on the date of grant (or 110% for ISOs granted to a holder of more than 10% of the Company's common stock), and that option terms may not exceed ten years (or five years for such ISOs). Stock options granted to employees under the 2017 Plan generally vest over four years; options granted to directors and consultants typically vest over a shorter period; and RSUs granted to directors typically vest over one year, in each case subject to continued service.

The Company issues new shares of common stock to satisfy exercises of options and settlement of RSUs under the 2007 Plan, the 2017 Plan and the 2026 Plan.

Summary of Outstanding Equity Awards

The following table summarizes information about the Company’s stock options and restricted stock outstanding at December 31, 2025, and activity during the three months ended March 31, 2026:

(in thousands, except years and per share data)	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	18	$137.40	9.7	$508
Restricted stock units granted	21,685	—
Options forfeited/canceled	(0)	17,119.04
Outstanding at March 31, 2026	21,703	0.06	10.0	31,946

Vested and expected to vest at March 31, 2026	13,980	0.10	10.0	20,479
Vested and exercisable at March 31, 2026	0	9,095.64	3.0	—

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as quoted on the NYSE American and the exercise price of the underlying stock options as of the applicable measurement date for option awards that have an exercise price that is lower than the market price. There were no stock option awards exercised during the three months ended March 31, 2026 or 2025.

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $25 thousand and $2 thousand, respectively, for equity awards to employees and directors, which is included in general and administrative expense from continuing operations in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Equity Awards Granted Under the 2026 Equity Incentive Plan

On March 31, 2026, the Company granted an aggregate of 21,684,436 RSUs under the 2026 Plan, representing substantially all of the shares available for issuance under the plan as of that date. The grants included 6,238,828 time-based RSUs subject to vesting over one to three years and 15,445,608 performance-based RSUs to the Company's Chief Executive Officer (the "CEO PSUs"). The weighted-average grant-date fair value was $1.43 per share for the market-condition tranche of the CEO PSUs (the VWAP RSUs), and $1.49 per share for the performance-condition tranche of the CEO PSUs (the “NAV RSUs”), with the latter based on the closing stock price on the grant date.

The CEO PSUs are divided equally between two components. Fifty percent are eligible to vest based on the Company's common stock achieving specified 10-trading-day volume-weighted average price ("VWAP") thresholds of $1.70, $2.55, and $5.10 per share during the five-year performance period beginning October 16, 2026 (the "VWAP RSUs"). The remaining fifty percent are eligible to vest based on the Company achieving specified Digital Asset NAV thresholds of $250 million, $400 million, and $800 million, in each case sustained for two consecutive quarterly reporting periods during the same performance period (the "NAV RSUs"). Digital Asset NAV is defined in the award agreement as the fair market value of the Company's digital assets and related investments within its approved strategy, excluding cash, cash equivalents, and stablecoin holdings. Any earned tranche vests in equal quarterly installments over the eight fiscal quarters following achievement, subject to a 13-month cliff measured from the January 16, 2026 vesting start date.

The grant-date fair value of the VWAP RSUs was determined using a Monte Carlo simulation. Significant assumptions, which represent Level 3 inputs within the fair value hierarchy, were as follows: expected volatility of 157%, risk-free interest rate of 3.92%, expected dividend yield of 0%, derived service period of 3 years, and grant-date stock price of $1.49. Compensation expense for the VWAP RSUs is recognized on a graded-vesting basis over the requisite service period and will not be reversed if the market conditions are not ultimately achieved.

The NAV RSUs contain performance conditions. As of March 31, 2026, the Company concluded that achievement of the Digital Asset NAV thresholds was not probable and accordingly no compensation expense has been recognized in respect of the NAV RSUs. The Company will reassess probability at each reporting date, and if achievement becomes probable, will recognize a cumulative catch-up of compensation expense equal to the portion of the requisite service period elapsed.

Total unrecognized compensation cost related to unvested RSUs, excluding the NAV RSUs for which achievement of the performance conditions was not probable, was $20.4 million as of March 31, 2026, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Awards to Non-Employees

The Company did not grant options or restricted stock to non-director non-employees during the three months ended March 31, 2026 and 2025. The Company did not recognize stock-based compensation expense as it relates to non-employees for the three months ended March 31, 2026.

NOTE 13. DIVESTITURES

On January 17, 2025, the Company completed the sale of its eyecare products sold under the Avenova brand and related assets (the “Avenova Asset Divestiture”) to PRN Physician Recommended Nutriceuticals, LLC for a base purchase price of $11.5 million, subject to customary post-closing adjustments. The Company recorded a gain of $10.7 million on the Avenova Asset Divestiture during the quarter ended March 31, 2025. Separately, on January 8, 2025, the Company completed the sale of two of its wound care trademarks to PhaseOne Health LLC (the “PhaseOne Divestiture”) for a purchase price of $500,000 and recorded a net gain of $0.5 million during the quarter ended March 31, 2025. Additional information regarding the terms of these transactions is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In accordance with ASC 205-20, the results of operations and cash flows of the Avenova Asset Divestiture and the PhaseOne Divestiture have been excluded from continuing operations and presented as discontinued operations for all periods presented.

The components of discontinued operations for the three months ended March 31, 2025 are summarized below (in thousands):

Results of operations

	Avenova	PhaseOne	Total
Net sales	$433	$122	$555
Cost of goods sold	170	75	245
Gross profit	263	47	310
Operating expenses
Sales and marketing	224	—	224
Research and development	—	3	3
Total operating expenses	224	3	227
Operating income	39	44	83
Gain on divestiture	10,700	500	11,200
Net income from discontinued operations before income taxes	10,739	544	11,283
Provision for income taxes	269	14	283
Net income from discontinued operations, net of taxes	$10,470	$530	$11,000

Cash flows from discontinued operations

	Avenova	PhaseOne	Total
Operating activities:
Net income from discontinued operations	$10,470	$530	$11,000
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	(500)	(11,200)
Changes in operating assets and liabilities:
Accounts receivable	(72)	6	(66)
Inventory	73	43	116
Prepaid expenses and other current assets	—	—	—
Other assets	9	—	9
Accounts payable and accrued liabilities	(252)	(38)	(290)
Net cash (used in) provided by operating activities, discontinued operations	(472)	41	(431)

Investing activities:
Proceeds from divestiture	11,000	500	11,500
Net cash provided by investing activities, discontinued operations	11,000	500	11,500

Net increase in cash and cash equivalents, discontinued operations	$10,528	$541	$11,069

NOTE 14. INCOME TAXES

The Company's provision for income taxes for interim periods is determined using either an estimated annual effective tax rate or, where applicable, the actual effective tax rate for the year-to-date period, in accordance with ASC 740-270. Discrete items are recorded in the period in which they occur. The Company recorded an income tax provision of $3.5 million for the three months ended March 31, 2026, a rate of 0.62%, recognized in continuing operations. The rate differs from the statutory rate due primarily to warrant income that is not recognized for income tax purposes and the reversal of our valuation allowance against the deferred tax assets.

For the three months ended March 31, 2025, the Company's effective income tax rate from continuing operations was 0%, primarily due to a full valuation allowance against deferred tax assets. The $0.3 million income tax provision recognized in the three months ended March 31, 2025 related entirely to discontinued operations and is included in net income from discontinued operations, net of taxes.

In accordance with ASC 740-270-30-18, the Company has determined that it is unable to make a reliable estimate of its annual effective tax rate for the year ending December 31, 2026. Small variations in forecasted pre-tax book income produce significant variability in the estimated annual effective tax rate due to the magnitude of non-cash items, including the remeasurement of liability-classified warrants and the recognition of unrealized gains and losses on digital assets measured at fair value. As a result, the Company has computed its income tax provision for the three months ended March 31, 2026 using the actual effective tax rate for the year-to-date period, which the Company believes represents the best estimate of the annual effective tax rate.

During the three months ended March 31, 2026, the Company released its valuation allowance against its U.S. federal and state deferred tax assets. The Company evaluates the realizability of its deferred tax assets each reporting period based on all available positive and negative evidence, including cumulative results in recent years, and the character and timing of reversals of existing taxable temporary differences. The Company concluded that the existence of taxable temporary differences related to unrealized gains on digital assets, provides sufficient positive evidence to conclude that it is more likely than not that its deferred tax assets will be realized. The Company's assessment of the realizability of its deferred tax assets is subject to change. A sustained decline in the fair value of the Company's digital asset holdings, or a deterioration in the Company's projected operating results, could require the Company to re-establish a valuation allowance against all or a portion of its deferred tax assets in a future period, which could result in a material charge to income tax expense.

NOTE 15. RELATED PARTY TRANSACTIONS

January 2026 Private Placement

In connection with the January 2026 Private Placement, each Purchaser was granted, for a period of 24 months following the closing and for so long as such Purchaser holds at least 50% of the aggregate number of pre-funded warrants and/or shares of common stock originally purchased by it, a consent right over any material amendment, modification, addition or revocation of the Company's digital asset strategy. In addition, pursuant to the Investors’ Rights Agreement accompanying the January 2026 Private Placement, each of R01, Framework and SFF received the right to nominate one individual for election to the Company's Board of Directors. Tether did not receive a board nomination right. See Note 8, "Financing Activities," for additional information.

As a result of the rights granted in connection with the January 2026 Private Placement, the Company has concluded that, in addition to R01 and Framework, SFF and Tether are also related parties of the Company within the meaning of ASC 850.

Consulting agreement

R01 has provided certain consulting services to the Company through one of its employees. During the three months ended March 31, 2026, the Company engaged this individual directly to provide consulting services related to general corporate matters and digital asset treasury operations. The consulting agreement provides for a monthly fee of $25 thousand. The consulting agreement with this individual was terminated as of March 31, 2026. Total fees paid by the Company for these services were approximately $75 thousand for the three months ended March 31, 2026.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 15, 2026, the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the Unaudited Condensed Consolidated Financial Statements as of March 31, 2026, and events which occurred subsequently but were not recognized in the Unaudited Condensed Consolidated Financial Statements. Except as described below, there were no subsequent events which required recognition, adjustment to, or disclosure in, the Unaudited Condensed Consolidated Financial Statements.

At-the-Market Offering Program

Subsequent to March 31, 2026 and through May 14, 2026, the Company sold an aggregate of 398,367 shares of common stock under the ATM Program for aggregate gross proceeds of approximately $638 thousand and net proceeds of approximately $628 thousand, after deducting sales agent commissions and other offering costs. As of May 14, 2026, approximately $85.7 million of common stock remained available for issuance under the ATM Program. See Note 8, “Financing Activities,” for additional information regarding the ATM Program.

Digital Asset Purchases

Subsequent to March 31, 2026 and through May 14, 2026, the Company purchased an aggregate of approximately 86.5 million SKY tokens on digital asset exchanges for an aggregate cost of approximately $6.5 million. As of May 14, 2026, the Company held approximately 2.26 billion SKY tokens.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this report and with our Consolidated Financial Statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report on Form 10-K, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” “determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the significant changes that have occurred to us and our business, including the establishment of our digital asset treasury strategy, as well as other factors, including those set forth under the section entitled “Risk Factors” in Part I, Item 1A. of our 2025 Annual Report on Form 10-K, as amended, and elsewhere in our SEC filings, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believe to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise or update any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

Stablecoin Development Corporation, formerly known as NovaBay Pharmaceuticals, Inc., is an on-chain holding company focused on long-duration participation in protocol-aligned digital asset ecosystems and providing public market access to the stablecoin economy. The Company’s initial digital asset focus is the Sky Protocol ecosystem, with SKY as its core holding. Through staking and other on-chain activities, the Company seeks to generate protocol-level economic exposure while maintaining governance, risk management, and public-company discipline. On April 2, 2026, the Company's corporate name change from NovaBay Pharmaceuticals, Inc. to Stablecoin Development Corporation became legally effective, and on April 6, 2026, the Company's common stock commenced trading on the NYSE American under the ticker symbol “SDEV.” See Note 16, “Subsequent Events,” for additional information.

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

Stablecoin adoption has expanded across payments, settlement, and on-chain capital markets in recent years, and stablecoin supply has grown significantly. Regulatory frameworks in the United States and internationally continue to develop, which may provide greater clarity for stablecoin issuers and users. The Sky Protocol, through which the Company’s primary digital asset holdings are deployed, is one of the longest-operating decentralized stablecoin platforms, with USDS and DAI supply exceeding $11 billion as of March 31, 2026. The Sky Protocol generates revenue through borrowing fees, savings yields, and on-chain settlement volume. The Company’s SKY staking rewards are derived from a portion of these protocol-level revenues. The Company may evaluate additional digital asset investments that provide exposure to stablecoin infrastructure and related financial services, subject to approval by the Digital Asset Strategy Advisory Committee and the Board of Directors, and any applicable Purchaser consent rights under the Securities Purchase Agreement. See Note 8, “Financing Activities,” for additional information.

On January 16, 2026, pursuant to the January 2026 Private Placement, the Company completed a private placement of pre-funded warrants to purchase an aggregate of 167,539,227 shares of common stock for aggregate gross proceeds of approximately $134.0 million, consisting of approximately $25.0 million in cash and approximately $109.0 million in SKY tokens and stablecoins. The January 2026 Private Placement provided the initial capital base for the Company's digital asset treasury strategy and resulted in the Company's initial holdings of SKY tokens.

The Company holds digital assets as part of a long-term capital allocation strategy and does not engage in short-term speculative trading, proprietary trading strategies, margin arrangements, or derivatives transactions referencing digital assets unless expressly authorized by the Digital Asset Strategy Advisory Committee and supported by appropriate risk management, compliance, and liquidity controls. Within this framework, our approach anticipates that we may:

●	hold digital assets, including SKY, for extended periods as long-term positions intended to participate in protocol-level economics and potential capital appreciation;
●	periodically monetize a portion of our holdings for general corporate purposes, including tax planning and liquidity management, in accordance with applicable law;
●	evaluate opportunities to generate liquidity or financing that reference, or are collateralized by, digital assets held by the Company, including SKY; and

●	continue to invest in internal capabilities and third-party relationships necessary to transact, settle, account for, and safeguard our digital asset holdings.

The execution and scope of this strategy are subject to prevailing market conditions, risk limits established by our Digital Asset Strategy Advisory Committee, the availability of suitable commercial opportunities, and regulatory, legal, and tax considerations.

Separately, we maintain cash, cash equivalents, and short-duration investments outside of our digital asset strategy to meet near-term operating requirements and liquidity needs.

Key Drivers of Results

The Company’s financial results are primarily driven by (i) the market price of SKY, which affects the fair value of the Company’s digital asset holdings and the magnitude of unrealized gains or losses recognized each period; (ii) staking economics, including the level of staking rewards generated by the Sky Protocol and the proportion of the Company’s holdings deployed in staking activities; (iii) the Company’s access to capital, including through its ATM Program, to fund additional SKY acquisitions; and (iv) operating expenditures required to support the Company’s digital asset holdings, including custody, compliance, legal, and accounting costs associated with maintaining public-company discipline around a digital asset-focused business model. Because the Company’s digital asset holdings constitute substantially all of its assets, changes in the market price of SKY are expected to be the most significant driver of the Company’s reported financial results in any given period.

Digital Asset Holdings – SKY

As of March 31, 2026, the Company held 2,153,141,678 SKY tokens, representing approximately 9% of the total supply of SKY. Since the closing of the January 2026 Private Placement, the Company has acquired approximately 1.2 billion additional SKY tokens on the open market at an average purchase price of approximately $0.065 per SKY token. All SKY tokens acquired outside of the January 2026 Private Placement have been purchased through open-market transactions, consistent with the Company's digital asset policies. Since commencing on-chain staking activities, the Company has earned approximately 35.3 million SKY tokens in cumulative staking rewards. The majority of the Company's SKY holdings remain deployed in staking activities within the Sky Protocol ecosystem, through which the Company participates in on-chain governance of the Sky Protocol. Staking rewards are determined by protocol governance parameters, participation levels, and other factors, and are subject to variability over time.

SKY tokens are a network-native digital asset that may be acquired, transferred, and held through digital wallets that rely on public/private key pairs, and may be exchanged on trading venues that support SKY trading pairs against fiat currencies or other digital assets.

The Sky Protocol is a decentralized finance platform that evolved from MakerDAO, one of the earliest projects in the digital asset ecosystem. The protocol is implemented through open-source smart contracts deployed on the Ethereum blockchain and enables the creation and use of USDS, a decentralized stablecoin designed to maintain a soft peg to the U.S. dollar, serving as foundational financial infrastructure for lending, savings, and on-chain capital markets. SKY is the governance token of the Sky Protocol ecosystem; holders participate in protocol governance through an open, transparent on-chain voting process. The protocol generates revenue from borrowing fees and other economic activity, which is used to fund open-market buybacks of SKY tokens that are allocated between distributions to staking participants, including the Company, and a protocol-level surplus buffer. SKY has a fixed total supply of approximately 23.5 billion tokens, based on current protocol parameters. Unlike many digital assets that rely on inflationary issuance to incentivize participation, SKY derives its economic characteristics from protocol-generated revenues associated with stablecoin issuance, collateralized lending, and other on-chain financial services.

The market price of SKY is determined by supply and demand across network-based markets, including individuals, institutions, market makers, and custodial service providers, and may be volatile. Liquidity, spreads, and volumes vary by venue and geography. Prices may fluctuate due to factors including protocol changes, governance decisions, market sentiment, macroeconomic conditions, third-party platform events, and broader digital asset market dynamics.

Industry Participants and Ecosystem

The Sky Protocol ecosystem includes open-source developers, wallet infrastructure providers, custodians, trading venues, market makers, and data and analytics providers. The breadth, maturity, and reliability of these third-party services may affect liquidity, price discovery, and the Company's operational resilience. As adoption of the Sky Protocol and related infrastructure evolves, the Company expects the availability and capabilities of these services to change over time.

Custody and Safeguarding of Digital Assets

The Company holds and safeguards its SKY tokens through a combination of qualified third-party custody and Company-controlled wallets managed through third-party key management infrastructure. Payward Financial, Inc  (“Kraken”) serves as the Company’s qualified custodian pursuant to Wyoming law.

Because staking the Company’s SKY tokens requires on-chain deployment that cannot be executed from a custodial account, the substantial majority of the Company’s SKY tokens are held in self-custody using the MPC key management platform provided by Fireblocks. Fireblocks does not hold digital assets, does not act as a custodian, and does not have unilateral control over the Company’s digital assets.

The Company maintains the ability to custody digital assets with Kraken and may reallocate assets among service providers from time to time. None of the Company’s custodial or infrastructure service providers are related parties of the Company.

The principal counterparty risk associated with our SKY holdings relates to these service providers' performance under our custody and platform agreements. We hold our SKY across multiple service providers to diversify our exposure, and we continually evaluate and seek to engage additional digital asset custodians and infrastructure providers to further diversify risk. We may, in the future, discontinue or change the use of one or more third-party service providers or utilize alternative custody arrangements. Under our agreements, each of Kraken and Fireblocks may engage third-party service providers, affiliates, or subcontractors to assist in performing their respective obligations.

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

Discontinued Operations

As part of the comprehensive realignment of the Company's business during 2025, the Company completed the Avenova Asset Divestiture and the PhaseOne Divestiture and decided to exit its involvement in the China NeutroPhase product line. The historical financial results of these businesses are reflected as discontinued operations in the Unaudited Condensed Consolidated Financial Statements included in this report. See Note 13, “DivestituresDivestitures,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details.

Financial Overview

Following the establishment of the Company's digital asset treasury strategy in October 2025 and the closing of the January 2026 Private Placement, the Company has transitioned its operations to focus on the accumulation, holding, and deployment of digital assets, with an initial focus on SKY tokens. As of March 31, 2026, the Company held 2,153,141,678 SKY tokens with an aggregate fair value of $160.1 million. See also “Financial Condition, Liquidity and Capital Resources” below.

The Company has access to its ATM Program, under which it may sell shares of common stock from time to time at prevailing market prices. During the three months ended March 31, 2026, the Company used net proceeds from the ATM Program, together with other available capital, to acquire SKY tokens on the open market. The pace and magnitude of any future ATM sales and SKY purchases will depend on a number of factors, including prevailing market conditions, SKY pricing, the Company’s liquidity position, and the availability of shares under the ATM Program. The Company may also pursue additional financing transactions, subject to market conditions and Board approval. There can be no assurance that the Company will be able to sell shares under the ATM Program or that any future financing transactions will be completed on favorable terms, or at all.

Critical Accounting Estimates

The Company's Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these Unaudited Condensed Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, as well as the reported revenues and expenses during the reporting periods. In preparing these Unaudited Condensed Consolidated Financial Statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates.

While the Company's significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, the Company believes that the accounting estimates of the fair value of the January 2026 Pre-Funded Warrants issued in conjunction with the 2026 Private Placement are the most critical to fully understanding and evaluating its reported financial results as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The January 2026 Pre-Funded Warrants, which have a nominal exercise price, were measured at intrinsic value, calculated as the quoted market price of the Company's common stock less the per-share exercise price, multiplied by the number of shares of common stock issuable upon exercise. The Company's determination that intrinsic value approximates fair value for these warrants is based on their nominal exercise price and economic similarity to common stock. Given the substantial number of shares of common stock issuable upon exercise of these warrants, relatively small changes in the Company's common stock price had a significant effect on the measured fair value of the warrant liabilities and on the related non-cash gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations. The fair value of the January 2026 Pre-Funded Warrants at issuance was determined using the closing price of the Company's common stock on January 20, 2026 (the first trading day following the announcement of the January 2026 Private Placement, which was made after market close on January 16, 2026), as management concluded that this price was the most appropriate reference price reflecting the market's absorption of the dilutive impact of the announcement.

The intrinsic value of the January 2026 Pre-Funded Warrants at issuance exceeded the cash and other consideration received in the January 2026 Private Placement by approximately $5.3 billion, resulting in the recognition of a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance. Changes in the Company's common stock price during the three months ended March 31, 2026 resulted in a non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion. Following stockholder approval obtained on March 12, 2026, the warrant liability recorded for the January 2026 Pre-Funded Warrants was reclassified to stockholders' equity at fair value on that date, and no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remain classified as a liability as of March 31, 2026 because they are not considered indexed to the Company's own stock under ASC 815, as a result of certain anti-dilution provisions, and will continue to be remeasured at fair value at each reporting date. As of March 31, 2026, the fair value of the October 2025 Pre-Funded Warrants was $33.7 million. See Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025 (dollars in thousands)

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Change	Change
Statement of Operations

Staking revenue	$2,463	$—	$2,463	—

Unrealized gain on digital assets	22,674	—	22,674	—

Operating expenses
General and administrative	2,848	2,701	147	5%
Impairment of long-lived assets	—	589	(589)	(100%)
Total operating expenses	2,848	3,290	(442)	(13%)

Operating income (loss)	22,289	(3,290)	25,579	(777%)

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	(5,302,617)	—	(5,302,617)	—
Non-cash gain on changes in fair value of warrant liabilities	5,837,607	—	5,837,607	—
Other expense, net	(1,422)	(40)	(1,382)	3,455%
Total non-operating income (expense), net	533,568	(40)	533,608	(1,334,020%)

Net income (loss) from continuing operations before tax	555,857	(3,330)	559,187	(16,792%)
Income tax expense	3,454	—	3,454	—
Net income (loss) from continuing operations	552,403	(3,330)	555,733	(16,689%)
Net income from discontinued operations, net of taxes	—	11,000	(11,000)	(100)%
Net income	$552,403	$7,670	$544,733	7,102%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the three months ended March 31, 2025 have been aggregated and reported for each of these periods in the line item titled “Net income (loss) from discontinued operations, net of taxes” in the table above. See additional information in Note 13, “Divestitures,” in the Notes to the Unaudited Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Staking Revenue

Staking revenue was $2.5 million for the three months ended March 31, 2026, compared to no staking revenue for the three months ended March 31, 2025. Staking revenue is attributable to staking rewards earned on the Company's SKY token holdings during the period, with no comparable result for the three months ended March 31, 2025, as the Company did not hold digital assets or conduct staking activities during the prior year period. The Company received 35,386,649 SKY tokens for staking rewards during the three months ended March 31, 2026.

Unrealized gain on digital assets

The Company recognized an unrealized gain on digital assets of $22.7 million for the three months ended March 31, 2026, with no comparable result for the three months ended March 31, 2025, as the Company did not hold digital assets during the prior year period. Because the Company held no digital assets at the beginning of the period, the unrealized gain represents the excess of the fair value of the Company's SKY token holdings at March 31, 2026 over the aggregate cost basis at which those holdings were initially recognized during the period. SKY tokens are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of digital assets may be subject to significant volatility, and the Company expects that changes in the fair value of its SKY token holdings will continue to result in unrealized gains or losses in future periods, which may have a material impact on the Company's results of operations. For additional information, see Note 5, “Digital Assets,” in the Notes to Unaudited Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

General and administrative

General and administrative expenses were $2.8 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025, an increase of approximately $0.1 million or 5%. While total expenses were comparable period over period, the underlying composition shifted significantly. Expenses for the three months ended March 31, 2026 consisted primarily of costs incurred in connection with the Company's continued transformation into a digital asset treasury company and the initiation of its digital asset treasury activities, as well as public company costs, including legal and professional services, the March 2026 special meeting of stockholders, and director and officer liability insurance. By comparison, expenses for the three months ended March 31, 2025 consisted primarily of outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture and the pursuit of a potential dissolution as a strategic option for the Company, as well as one-time severance costs relating to the departure of employees in connection with completing the Avenova Asset Divestiture.

As the Company’s digital asset operations mature, management expects the composition of general and administrative expenses to continue shifting toward costs associated with digital asset custody and infrastructure, cybersecurity, regulatory compliance, and specialized legal and accounting services. The Company expects these categories to represent an increasing proportion of its operating cost base relative to legacy transformation-related expenditures, which are substantially complete.

Impairments of long-lived assets

There were no impairments of long-lived assets recorded during the three months ended March 31, 2026. During the quarter ended March 31, 2025, the Company recorded one-time impairments for right-of-use assets associated with leases of $559 thousand and $30 thousand for fixed assets including leasehold improvements due to the uncertainty at the time associated with our future operations and our strategic direction as we were exploring a dissolution of the Company and other potential strategic alternatives that were available to us.

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance

During the three months ended March 31, 2026, the Company recognized a non-cash loss of $5.3 billion with no comparable results for the three months ended March 31, 2025. The issuance-date fair value of the January 2026 Pre-Funded Warrants exceeded the proceeds received, resulting in a non-cash loss on warrant issuance. For additional information, please see Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $5.8 billion for the three months ended March 31, 2026 with no comparable adjustment for the three months ended March 31, 2025. This gain related to the October 2025 Pre-Funded Warrants and the January 2026 Pre-Funded Warrants, which were initially classified as liabilities and recorded at fair value at each reporting date. Following stockholder approval obtained on March 12, 2026, the warrant liability recorded for the January 2026 Pre-Funded Warrants was reclassified to stockholders' equity at their fair value on that date, and no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remain classified as a liability as of March 31, 2026, with a fair value of $33.7 million, and will continue to be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants and Warrant Liabilities” in the Notes to Unaudited Condensed Consolidated Financial Statements, (unaudited) in Part I, Item 1 of this report.

Other expense, net

Other expense, net was $1.4 million for the three months ended March 31, 2026 and $40 thousand for the three months ended March 31, 2025. The 2026 result was due primarily to costs incurred in connection with the January 2026 Private Placement. There was no comparable expense related to financing activities in the 2025 period. See Note 8, “Financing Activities” in the Notes to the Unaudited Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Net Income from Continuing Operations

Net income from continuing operations was $552.4 million for the three months ended March 31, 2026, compared to a net loss from continuing operations of $3.3 million for the three months ended March 31, 2025. The change was driven primarily by the non-cash warrant accounting items described above, including the non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion and the non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of approximately $5.3 billion. Following the reclassification of the January 2026 Pre-Funded Warrants liability to stockholders' equity on March 12, 2026, no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remain classified as a liability as of March 31, 2026 and will continue to be remeasured at fair value at each reporting date.

Financial Condition, Liquidity and Capital Resources

Our net income from continuing operations was $552.4 million for the three months ended March 31, 2026, compared to a net loss from continuing operations of $3.3 million for the three months ended March 31, 2025. Net income from continuing operations for the three months ended March 31, 2026 was driven primarily by a non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion, partially offset by a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of approximately $5.3 billion, both of which related to the Company's October 2025 Pre-Funded Warrants and January 2026 Pre-Funded Warrants. Following stockholder approval obtained on March 12, 2026, the January 2026 Pre-Funded Warrant liability was reclassified to stockholders' equity at fair value on that date. The October 2025 Pre-Funded Warrants remain classified as a liability as of March 31, 2026 and will continue to be remeasured at fair value at each reporting date. See Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

As of March 31, 2026, our cash and cash equivalents were $18.4 million, compared to $8.0 million as of December 31, 2025. The increase reflects net cash proceeds received during the three months ended March 31, 2026, including (i) approximately $25.0 million in cash received in connection with the January 2026 Private Placement, (ii) approximately $13.4 million in net proceeds from sales under the ATM Program, and (iii) the conversion of approximately $51.0 million of stablecoins received in connection with the January 2026 Private Placement into U.S. dollars, a portion of which was subsequently used to acquire additional SKY tokens. See Note 8, “Financing Activities,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Following the establishment of the Company's digital asset treasury strategy and the completion of the financing transactions described above, the Company's primary sources of liquidity consist of cash and cash equivalents and access to the capital markets, including through the ATM Program. The Company's SKY token holdings represent a strategic capital allocation and are not considered a primary source of operating liquidity.

Based on our funds available on March 31, 2026, management believes that the Company's existing cash and cash equivalents will be sufficient to enable the Company to meet its planned operating expenses at least through May 15, 2027. Beyond twelve months, our ability to fund growth and meet obligations will depend on market conditions and access to capital on acceptable terms.

Subsequent to March 31, 2026 and through May 14, 2026, the Company sold an aggregate of 398,367 shares of common stock under the ATM Program for aggregate net proceeds of approximately $0.6 million, and purchased an aggregate of approximately 86.5 million SKY tokens on digital asset exchanges for an aggregate cost of approximately $6.5 million. As of May 14, 2026, approximately $85.7 million of common stock remained available for issuance under the ATM Program. See Note 16, “Subsequent Events,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Net Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $1.8 million for the three months ended March 31, 2026, which included net income of $552.4 million. Net income was adjusted for non-cash items, including a non-cash gain on changes in fair value of warrant liabilities of $5.8 billion, a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of $5.3 billion, an unrealized gain on digital assets of $22.7 million, staking rewards earned in SKY tokens of $2.5 million, stock-based compensation expense of $25 thousand, amortization of debt discounts on convertible notes of $3 thousand and deferred income taxes of $3.5 million. Changes in operating assets and liabilities resulted in a net cash inflow of $2.4 million, driven primarily by an increase in accounts payable and accrued liabilities of $2.5 million.

Net cash used in operating activities from continuing operations was $1.3 million for the three months ended March 31, 2025, which consisted primarily of a net loss of $3.3 million, adjusted for non-cash items including stock-based compensation expense of $2 thousand, non-cash right-of-use amortization of $53 thousand, non-cash impairment of long-lived assets of $0.6 million, and amortization of debt discounts on convertible notes of $26 thousand. Changes in operating assets and liabilities resulted in a net cash inflow of $1.3 million.

Cash Used in Investing Activities, Continuing Operations

Net cash used in investing activities from continuing operations was $25.9 million for the three months ended March 31, 2026, consisting of $76.9 million in purchases of SKY tokens, partially offset by $51.0 million in proceeds from the redemption of stablecoins received in connection with the January 2026 Private Placement.

There was no cash used in, or provided by, investing activities from continuing operations during the three months ended March 31, 2025.

Cash Provided by (Used in) Financing Activities, Continuing Operations

Net cash provided by financing activities from continuing operations was $38.3 million for the three months ended March 31, 2026, consisting primarily of $25.0 million in proceeds from the issuance of pre-funded warrants in connection with the January 2026 Private Placement, $13.4 million in net proceeds from sales under the ATM Program, and $0.3 million in proceeds from warrant exercises, partially offset by $0.4 million in payments on redemption of Series F Preferred Stock.

Net cash used in financing activities from continuing operations was $1.7 million for the three months ended March 31, 2025, which consisted primarily of $1.8 million in cash payments to repurchase outstanding warrants and a $0.5 million repayment of a bridge loan, partially offset by $0.6 million in proceeds from warrant exercises.

Net Operating Losses and Tax Credit Carryforwards

The Company believes that it experienced an ownership change during 2025 and, as a result, its pre-change net operating loss (“NOL”) carryforwards became subject to significant limitations under Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $2.9 million and $348 thousand, respectively, primarily generated subsequent to the 2025 ownership change. The Company's federal NOLs may be carried forward indefinitely but are generally limited to offsetting 80% of taxable income in any given year. The state NOL carryforwards begin to expire in 2045. As of December 31, 2025, the Company had no federal or state tax credit carryforwards.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation

The Company's operating expenses primarily consist of legal, accounting, and other professional services. Inflation has not had a material effect on the Company's results of operations during the three months ended March 31, 2026. The value of the Company's digital asset holdings is subject to significant price volatility based on macroeconomic factors, market sentiment, and conditions specific to digital asset markets (which are independent of but may be indirectly influenced by inflationary pressures) and may have a material impact on the Company's results of operations and financial position.

Off-Balance Sheet Arrangements

We did not have any “off-balance sheet arrangements” as defined in Item 303(b)(1)(ii)(B) of Regulation S-K at March 31, 2026 or December 31, 2025.

Seasonality

The Company is not exposed to any significant impact from seasonality.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments that obligate it to make payments in the future. As of March 31, 2026, the Company's contractual obligations consisted primarily of obligations under its operating lease for its corporate headquarters. Information regarding the Company's obligations under its operating lease is provided in Note 7, “Commitments and Contingencies,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report. As of March 31, 2026, the Company had no convertible note obligations outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Digital Asset Price Risk

Our principal market risk relates to the price volatility of digital assets. As of March 31, 2026, the Company held SKY tokens with an aggregate fair value of $160.1 million, representing the substantial majority of the Company's total assets. The fair value of SKY tokens is subject to significant volatility, which may result in material changes to the carrying value of the Company's digital asset holdings and the Company's results of operations from period to period. Factors affecting the price of SKY tokens include, but are not limited to, supply and demand dynamics in digital asset markets, market sentiment, regulatory developments, technological developments, security incidents, conditions specific to the Sky Protocol, and broader macroeconomic conditions.

The Company's digital asset holdings are concentrated in a single digital asset. As a result, the Company is exposed to the risk that adverse developments specifically affecting SKY or the Sky Protocol could have a material adverse effect on the Company's financial position and results of operations. A hypothetical 10% decrease in the fair value of SKY tokens as of March 31, 2026 would have resulted in a decrease in the carrying value of the Company's digital asset holdings of approximately $16.0 million, with a corresponding non-cash loss recognized in the Unaudited Condensed Consolidated Statements of Operations.

Interest Rate Risk

The Company's exposure to interest rate risk is limited primarily to interest income sensitivity on its cash and cash equivalents. The Company maintains its cash and cash equivalents in short-term, highly liquid investments. As of March 31, 2026, a 10% change in interest rates would have had an immaterial effect on interest income.

Foreign Currency Risk

The Company's operations and digital asset transactions are conducted primarily in U.S. dollars. The Company has not had material exposure to foreign currency rate fluctuations. The Company's transactions in stablecoins are denominated in U.S. dollars (or stablecoins) and the Company's holdings of SKY tokens, which are quoted and traded in U.S. dollars, do not expose the Company to material foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).Based on that evaluation, and because the previously disclosed material weakness in our internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2025, filed with the SEC on April 29, 2026, had not been remediated as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Remediation of Material Weakness

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2025, management, with oversight from the Audit Committee of the Board of Directors, has commenced the design and implementation of remediation measures intended to address the material weakness. Subsequent to March 31, 2026, we began to implement these remediation measures. The material weakness will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than noted above, there were no changes in our internal control over financial reporting during the current quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of March 31, 2026, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Shareholder Litigation

On February 24, 2026, the Company and its directors were named as defendants in a putative class action (the “Action”) filed in the Delaware Court of Chancery by a purported stockholder of the Company. The lawsuit is captioned Edward Smith v. NovaBay Pharmaceuticals, Inc. et al., C.A. No. 2026-0260-KSJM (Del. Ch.). The plaintiff alleged that the Company’s directors breached their fiduciary duty of disclosure to the Company’s stockholders in connection with the first of eight proposals to be presented for stockholder approval at the Company’s March 12, 2026 special meeting.

The individual defendants and the Company believe that the allegations in the Action were meritless, denied and continue to deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, on February 26, 2026, the parties reached agreement on a voluntary supplemental disclosure from the Company that would resolve the plaintiff’s claim. Pursuant to that agreement, on March 2, 2026, the Company voluntarily supplemented certain disclosures in its definitive proxy statement, which the Company had previously filed with the SEC on February 10, 2026.

On May 12, 2026, the parties entered into a Stipulation and Proposed Order Dismissing the Action as Moot (the “Stipulation and Proposed Order”), pursuant to which the Company agreed to pay $225,000 to fully resolve the plaintiff’s counsel’s claim for an award of attorneys’ fees and reimbursement of expenses. On May 12, 2026, the Court entered an order closing the action, subject to the Company filing an affidavit with the Court confirming that this notice has been issued.

In entering the Stipulation and Proposed Order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2025 Annual Report, as amended by Amendment No. 1 on Form 10-K/A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Stablecoin Development Corporation	8-K	001-33678	3.1	3/12/2026
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation, dated March 31, 2026	8-K	001-33678	3.1	4/01/2026
3.3	Bylaws, as amended and restated effective April 2, 2026	8-K	001-33678	3.2	4/01/2026
4.1	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.2	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.3	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.4	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022

4.5	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.6	Form of Pre-Funded Warrant	8-K	001-33678	4.1	1/16/2026
10.1*	Securities Purchase Agreement, by and among NovaBay Pharmaceuticals, Inc., R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation, dated January 16, 2026	10-K	001-33678	10.45	3/19/2026
10.2*	Investors’ Rights Agreement, by and among NovaBay Pharmaceuticals, Inc., R01 Fund LP, Framework Ventures IV L.P., Tether Investments, S.A. de C.V. and Sky Frontier Foundation, dated January 16, 2026	8-K	001-33678	10.2	1/16/2026
10.3	NovaBay Pharmaceuticals, Inc. 2026 Equity Incentive Plan	8-K	001-33678	10.1	4/01/2026
10.4	Form of Restricted Stock Unit Agreement (Time-Based) (Michael Kazley)	8-K	001-33678	10.2	4/01/2026
10.5	Form of Restricted Stock Unit Agreement (Time-Based)	8-K	001-33678	10.3	4/01/2026
10.6*	Form of Restricted Stock Unit Agreement (Performance-Based) (Michael Kazley)	8-K	001-33678	10.4	4/01/2026
10.7+*	Employment Agreement, dated March 31, 2026, by and between NovaBay Pharmaceuticals, Inc. and Michael Kazley	8-K	001-33678	10.5	4/01/2026
10.8+*	Employment Agreement, dated March 31, 2026, by and between NovaBay Pharmaceuticals, Inc. and Tommy Law	8-K	001-33678	10.6	4/01/2026
31.1	Certification of the Principal Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: May 15, 2026
	By:	/s/ Michael Kazley
Michael Kazley Chief Executive Officer, Chairman (principal executive officer)

Date: May 15, 2026
	By:	/s/ Tommy Law
Tommy Law Chief Financial Officer (principal financial officer)