Form 10-Q
period 2026-06-30
Stablecoin Development Corp
filed 2026-07-30
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33678

Stablecoin Development Corporation

(Exact name of registrant as specified in its charter)

Delaware	68-0454536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Lakeview Ave, Suite 800, West Palm Beach, FL 33401

(Address of principal executive offices) (Zip Code)

(561) 206-4345

(Registrant’s telephone number, including area code)

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

As of July 27, 2026, there were 50,615,437 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,968	$7,958
Prepaid expenses and other current assets	1,127	717
Total current assets	8,095	8,675
Digital assets, at fair value	119,242	—
Other assets	177	360
TOTAL ASSETS	$127,514	$9,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$—	$257
Accrued liabilities	270	396
Unsecured Convertible Notes, net of discounts	—	67
Operating lease liabilities	—	422
Total current liabilities	270	1,142
Warrant liabilities, at fair value	—	639,071
Operating lease liabilities-non-current	—	287
Total liabilities	270	640,500

Commitments and contingencies (Note 7)

Mezzanine (temporary) equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; Series F Preferred Stock; 0 and 1,346,633 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	350

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 and 131 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	6
Common stock, $0.01 par value; 5,000,000,000 shares authorized, 50,590,723 and 25,216,436 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively*	506	252
Additional paid-in capital*	434,459	186,981
Accumulated deficit	(307,721)	(819,054)
Total stockholders’ equity (deficit)	127,244	(631,815)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$127,514	$9,035

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Staking revenue	$2,206	$—	$4,669	$—

Unrealized loss on digital assets	(50,633)	—	(27,959)	—

Operating expenses:
General and administrative	5,417	1,891	8,265	4,592
Impairment of long-lived assets	—	—	—	589
Total operating expenses	5,417	1,891	8,265	5,181

Operating loss	(53,844)	(1,891)	(31,555)	(5,181)

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	—	—	(5,302,617)	—
Non-cash gain on changes in fair value of warrant liabilities	9,292	—	5,846,899	—
Other expense, net	—	(73)	(1,422)	(113)
Total non-operating income (expense), net	9,292	(73)	542,860	(113)

Net (loss) income from continuing operations, before taxes	(44,552)	(1,964)	511,305	(5,294)
Income tax (benefit)	(3,482)	—	(28)	—
Net (loss) income from continuing operations	(41,070)	(1,964)	511,333	(5,294)
Net income from discontinued operations, net of taxes (Note 13)	—	42	—	11,042
Net (loss) income attributable to common stockholders	$(41,070)	$(1,922)	$511,333	$5,748

Weighted average shares outstanding:
Basic	31,048	1,164	28,545	1,113
Diluted	31,048	1,164	184,781	1,134

Basic and diluted net (loss) income per share attributable to common stockholders:
Basic (loss) earnings per share from continuing operations	$(1.32)	$(1.69)	$17.91	$(4.76)
Basic earnings per share from discontinued operations	—	0.04	—	9.92
Basic (loss) earnings per share attributable to common stockholders	$(1.32)	$(1.65)	$17.91	$5.16

Diluted (loss) earnings per share from continuing operations	$(1.32)	$(1.69)	$2.77	$(4.67)
Diluted earnings per share from discontinued operations	—	0.04	—	9.74
Diluted (loss) earnings per share attributable to common stockholders	$(1.32)	$(1.65)	$2.77	$5.07

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

									Total
	Redeemable						Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2025	1,347	$350	1	$6	25,216	$252	$186,981	$(819,054)	$(631,815)
Net income	—	—	—	—	—	—	—	552,403	552,403
Redemption of Series F Preferred Stock	(1,347)	(350)	—	—	—	—	—	—	—
Conversion of Unsecured Convertible Notes to common stock	—	—	—	—	7	—	128	—	128
Exercise of warrants	—	—	—	—	10	—	292	—	292
Reclassification of warrant liabilities	—	—	—	—	—	—	204,398	—	204,398
Other	—	—	(1)	(6)	49	—	6	—	—
Issuance of common stock in at the market offering, net	—	—	—	—	1,435	15	13,379	—	13,394
Stock-based compensation expense	—	—	—	—	—	—	25	—	25
Balance at March 31, 2026	—	—	—	—	26,717	267	405,209	(266,651)	138,825
Net loss	—	—	—	—	—	—	—	(41,070)	(41,070)
Exercise of warrants	—	—	—	—	22,615	226	24,197	—	24,423
Issuance of common stock in at the market offering, net	—	—	—	—	1,259	13	1,817	—	1,830
Stock-based compensation expense	—	—	—	—	—	—	3,236	—	3,236
Balance at June 30, 2026	—	$—	—	$—	50,591	$506	$434,459	$(307,721)	$127,244

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2024	1	$6	977	$10	$183,312	$(183,457)	$(129)
Net income	—	—	—	—	—	7,670	7,670
Exercise of warrants	—	—	186	2	612	—	614
Repurchase of warrants	—	—	—	—	(1,990)	—	(1,990)
Stock-based compensation expense	—	—	—	—	2	—	2
Balance at March 31, 2025	1	6	1,163	12	181,936	(175,787)	6,167
Net loss	—	—	—	—	—	(1,922)	(1,922)
Repurchase of warrants	—	—	—	—	(1)	—	(1)
Stock-based compensation expense related to employee and director stock awards	—	—	—	—	1	—	1
Vesting of director restricted stock awards	—	—	1	0	0	—	0
Balance at June 30, 2025	1	$6	1,164	$12	$181,936	$(177,709)	$4,245

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$511,333	$5,748
Net income from discontinued operations, net of taxes	—	(11,042)
Adjustments to reconcile net income to net cash used in operating activities:
Staking rewards earned in SKY tokens	(4,669)	—
Stock-based compensation expense related to employee and director stock awards	3,261	6
Unrealized loss on digital assets	27,959	—
Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	5,302,617	—
Non-cash gain on changes in fair value of warrant liabilities	(5,846,899)	—
Non-cash right-of-use asset amortization	—	90
Non-cash impairment of long-lived assets	—	589
Amortization of debt discounts on convertible notes	3	46
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(410)	(32)
Other assets	70	4
Accounts payable and accrued liabilities	(325)	919
Operating lease liabilities	(709)	(176)
Net cash used in operating activities, continuing operations	(7,769)	(3,848)

Investing activities:
Purchases of SKY tokens	(84,501)	—
Proceeds from redemption of stablecoins	51,000	—
Net cash used in investing activities, continuing operations	(33,501)	—

Financing activities:
Proceeds from sale of pre-funded warrants in private placement	25,001	—
Proceeds from issuance of common stock in at the market offering, net	15,224	—
Proceeds from warrant exercises	292	614
Payments on redemption of Series F Preferred Stock	(350)	—
Repayment of bridge loan	—	(507)
Payment on warrants purchases	—	(1,989)
Net cash provided by (used in) financing activities, continuing operations	40,167	(1,882)

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(1,103)	(5,730)
Net increase in cash and cash equivalents, discontinued operations	—	10,644
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,103)	4,914
Cash, cash equivalents and restricted cash, beginning of period	8,225	907
Cash, cash equivalents and restricted cash of continuing operations, end of period	$7,122	$5,821

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$—	$8

Supplemental disclosure of non-cash information:
Digital assets and stablecoins received in exchange for pre-funded warrants	$109,031	$—
Warrant liabilities transferred to equity	204,398	—
Warrants exercised on a cashless basis	24,423	—
Conversions of preferred stock to common stock	6	—
Conversions of Unsecured Convertible Notes to common stock	128	—

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

SKY, the governance token of the Sky Protocol, is currently the only digital asset deployed under the Company’s current strategy and represents the Company's primary digital asset holding. As of June 30, 2026, the Company held 2,286,511,374 SKY tokens, representing approximately 10% of the total supply of SKY at such date. The Company's SKY holdings are deployed in staking activities within the Sky Protocol ecosystem, through which the Company participates in on-chain governance of the Sky Protocol.

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

The Company is incorporated under the laws of the State of Delaware. The Company has one operating and reportable segment encompassing its consolidated operations as of June 30, 2026.

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

Liquidity

Based on funds available as of June 30, 2026, management believes that the Company's existing cash and cash equivalents, together with its ability, if needed, to monetize a portion of its unencumbered, exchange-traded SKY token holdings are expected to be sufficient to fund its planned operating expenses for at least twelve months from the issuance of these financial statements. The Company also has access to its ATM Program, under which approximately $84.5 million of common stock remained available for issuance as of July 27, 2026. However, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control. Beyond twelve months, our ability to fund growth and meet obligations will depend on market conditions and access to capital on acceptable terms.

Subsequent to June 30, 2026 and through July 27, 2026, the Company sold an aggregate of 24,714 shares of common stock under the ATM Program (as defined in Note 8, “Financing Activities”) for aggregate net proceeds of approximately $26 thousand. As of July 27, 2026, approximately $84.5 million of common stock remained available for issuance under the ATM Program.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents were held at financial institutions in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$6,968	$7,958
Restricted cash included in current assets	154	—
Restricted cash included in other assets	—	267
Total cash, cash equivalents, and restricted cash in the unaudited condensed consolidated statements of cash flows	$7,122	$8,225

The restricted cash amounts included in other current assets on the unaudited condensed consolidated balance sheets represent a certificate of deposit held as collateral for the Company's credit card account.

Concentrations of Credit Risk and Major Partners

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits of cash, cash equivalents and restricted cash with financial institutions in the United States.

The Company maintains cash balances at multiple financial institutions. Certain of these accounts utilize deposit sweep programs designed to allocate funds across a network of participating banks in amounts intended to maximize FDIC insurance coverage. However, the Company also maintains significant cash balances at other financial institutions that do not utilize such programs, and, as a result, a portion of the Company’s cash balances exceeds the federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company's SKY tokens are held through a combination of qualified third-party custody and self-custody using a third-party key management platform. As of June 30, 2026, substantially all of the Company's SKY tokens were staked and, because staking requires on chain deployment that cannot be executed from a custodial account, were held in self-custody with a single key management infrastructure provider, representing approximately 94% of the Company's total assets. A failure, security breach, or operational disruption affecting this provider could impair the Company's ability to access or safeguard a substantial majority of its digital assets. See Note 5, 'Digital Assets,' for additional information.

The Company holds a significant position in SKY tokens, which represented approximately 94% of total assets and approximately 10% of the total supply of SKY available in the market as of June 30, 2026. This concentration exposes the Company to SKY token price volatility and to other risks associated with SKY tokens, including risks relating to liquidity, custody, and regulation. The size of the Company's position relative to total market supply may also limit its ability to dispose of SKY tokens without affecting the market price. Because SKY is issued and governed within a single blockchain ecosystem, the Company is also exposed to risks affecting the Sky Protocol ecosystem as a whole. These include reductions in protocol-generated revenue that funds staking rewards, adverse governance outcomes, competition from other stablecoin or decentralized finance platforms, operational or security incidents affecting the Ethereum blockchain or the Sky Protocol smart contracts, and concentration of SKY ownership among Sky Protocol core contributors and other ecosystem participants. See Note 5, "Digital Assets."

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

Impairment of Long-Lived Assets

The Company recorded no long-lived asset impairment losses during the three months ended June 30, 2025 and 2026.

The Company recorded $589 thousand in long-lived assets impairment losses during the six months ended June 30, 2025, consisting of $30 thousand for fixed assets including leasehold improvements and $559 thousand for operating lease right-of-use assets and no comparable impairment for the six months ended June 30, 2026.

Common Stock Warrants

The Company accounts for common stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”).

The Company classifies as equity any warrants that (i) require physical share settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement (physical share settlement or net-share settlement). The Company classifies as liabilities any warrants that (i) require net-cash settlement, (ii) give the counterparty a choice of net-cash settlement, physical settlement, or net-share settlement. In accordance with ASC 815, the Company also classifies as liabilities any warrants for which the shares underlying the contract are subject to stockholder approval before the warrant can be exercised. The Company also classifies as liabilities any warrants that are not considered indexed to the Company's own stock, including warrants containing anti-dilution or similar adjustment provisions that do not qualify for the scope exception for standard down-round features.

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

The U.S. federal income tax treatment of rewards from staking digital assets such as SKY remains uncertain and is currently the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards are generally treated as ordinary income upon receipt. If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SKY, we could be subject to increased audits by the IRS and additional tax liabilities.

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

Net Income (Loss) per Share

The Company computes net income or loss per share by presenting both basic and diluted loss per share (“EPS”) as shown in the Unaudited Condensed Consolidated Statements of Operations.

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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted (loss) income per share:
Net (loss) income from continuing operations	$(41,070)	$(1,964)	$511,333	$(5,294)
Net income from discontinued operations, net of taxes	—	42	—	11,042
Net (loss) income attributable to common stockholders	$(41,070)	$(1,922)	$511,333	$5,748

Denominator for (loss) income per share:
Weighted average shares outstanding – basic (diluted for net loss)	31,048	1,164	28,545	1,113
Effect of dilutive January 2026 Pre-Funded Warrants	—	—	153,655	—
Effect of dilutive in-the-money warrants and RSUs	—	—	2,581	21
Weighted average shares outstanding – diluted for net income	31,048	1,164	184,781	1,134

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	—	3	—	3
Stock options and RSUs	21,703	1	15,446	1
Stock warrants	167,546	866	4	866
	189,249	870	15,450	870

*	After giving retroactive effect to a 1-for-5 reverse stock split that became effective February 20, 2026.

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

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Items	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$154	$154	$—	$—
SKY digital assets	$119,242	$119,242	$—	$—

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
	Balance at	for	Other	Significant
	December	Identical	Observable	Unobservable
	31,	Items	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$267	$267	$—	$—

Liabilities
Warrant liability	$639,071	$—	$639,071	$—

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

The warrant liabilities as of December 31, 2025 were measured at fair value based on the intrinsic value of the warrants, determined using the quoted market price of the Company's common stock at the measurement date. Because the warrants themselves were not actively traded and the valuation relied on observable market inputs other than quoted prices for identical instruments, the liabilities were classified within Level 2 of the fair value hierarchy.

Warrant Liabilities

Pre-funded warrants with a nominal exercise price are economically similar to common stock and are measured based on intrinsic value, calculated as the market price of the Company's common stock less the nominal exercise price, multiplied by the number of warrant shares outstanding. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. Accordingly, there were no warrant liabilities outstanding as of June 30, 2026 or June 30, 2025.

The fair value of the January 2026 Pre-Funded Warrants (as defined in Note 8, “Financing Activities”) at issuance was determined using the closing price of the Company's common stock on January 20, 2026 (the first trading day following the announcement of the January 2026 Private Placement, which was made after market close on January 16, 2026).

See Note 10, “Common Stock Warrants and Warrant Liabilities” for additional information and the definitions related to the Company's warrants.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$387	$299
Deferred financing costs	280	241
Restricted cash	154	—
Other	306	177
Total prepaid expenses and other current assets	$1,127	$717

NOTE 5. DIGITAL ASSETS

The Company holds SKY tokens, which it acquired in connection with the January 2026 Private Placement and through subsequent purchases on digital asset exchanges. The Company also receives additional SKY tokens through participation in the Sky Protocol's staking program, as described below.

The following table summarizes the Company's digital asset holdings as of June 30, 2026 (in thousands, except number of tokens):

Crypto Asset	Number of Units	Cost Basis	Fair Value	Cumulative Unrealized Loss
SKY tokens	2,286,511,374	$147,201	$119,242	$27,959

The Company did not hold any digital assets as of December 31, 2025.

As of June 30, 2026, the Company's digital assets were not subject to any contractual sale restrictions.

The following table presents a roll forward of the Company's digital asset holdings for the period ended June 30, 2026 (in thousands, except number of tokens):

	Number of Tokens	Fair Value
Balance at December 31, 2025	—	$—
Additions:
Received in connection with the January 2026 Private Placement	943,599,689	58,031
Purchased on digital asset exchanges	1,275,778,785	84,501
Received as staking rewards	67,132,900	4,669
Dispositions	—	—
Net change in fair value	N/A	(27,959)
Balance at June 30, 2026	2,286,511,374	$119,242

The Company recognized unrealized losses of $50.6 million and $28.0 million on its digital assets during the three and six months ended June 30, 2026, respectively, representing the change in fair value of SKY tokens held during the period. The Company did not dispose of any SKY tokens during the three and six months ended June 30, 2026, and accordingly, no realized gains or losses were recognized on SKY tokens.

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

As of June 30, 2026, the Company had staked 2,286,023,773 SKY tokens. During the three and six months ended June 30, 2026, the Company received 31,746,251 SKY tokens and 67,132,900 SKY tokens, respectively, with a fair value of $2.2 million and $4.7 million, respectively, from staking rewards, which was recognized as revenue. See Note 2, “Summary of Significant Accounting Policies,” for the Company's revenue recognition policy related to staking rewards.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Professional Services	$22	$40
Employee payroll and benefits	165	33
Taxes	73	247
Interest on Unsecured Convertible Notes	—	58
Other	10	18
Total accrued liabilities	$270	$396

NOTE 7. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, including its service providers, vendors, and counterparties. Additionally, the Company provided for certain indemnification obligations in connection with the Avenova Asset Divestiture and PhaseOne Divestiture (see Note 13, “Divestitures”). The potential future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2026 or December 31, 2025.

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

During the three months ended March 31, 2026, the Company became aware of a claim for a mootness fee in connection with previously disclosed litigation in Delaware. The Company recorded a $225 thousand accrual related to this matter as of March 31, 2026. During the three months ended June 30, 2026, the Company paid and fully settled this matter.

The Company cannot provide assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current, or future transactions or events.

Leases

The Company leased office space for its corporate headquarters located in Emeryville, California. On June 30, 2026, the Company terminated the lease early, pursuant to a lease termination agreement, prior to the original lease expiration date. In connection with the early termination, the Company made a lease termination fee payment of approximately $569 thousand pursuant to the lease termination agreement and derecognized the remaining lease liability of approximately $522 thousand, resulting in the recording of a net loss on lease termination of approximately $47 thousand, included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026. No impairment of right-of-use assets was recorded during the three or six months ended June 30, 2026, as the Company's right-of-use assets were fully impaired during 2025. During the six months ended June 30, 2025, the Company recorded an impairment of right-of-use assets of $559 thousand associated with the lease.

Lease costs for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease – expense*	$13	$52	$28	$123
Operating lease – included in operating cash flow *	101	105	167	184

*	Excludes lease termination fee of $569 thousand

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the Period Ended June 30,
	2026	2025
Weighted-average remaining lease term (in years)	—	2.1
Weighted-average discount rate	—%	5%

The Company had no future minimum lease payments under non-cancelable leases as of June 30, 2026, as its lease agreement was terminated effective that date.

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

During the three months ended June 30, 2026, the Company sold 1,258,934 shares of common stock under the ATM Program for aggregate gross proceeds of $1.9 million and net proceeds of approximately $1.8 million, after deducting a nominal amount of sales agent commissions and other offering costs. During the six months ended June 30, 2026, the Company sold 2,693,853 shares of common stock under the ATM Program for aggregate gross proceeds of $15.5 million and net proceeds of approximately $15.2 million, after deducting sales agent commissions and other offering costs of approximately $0.3 million. As of June 30, 2026, approximately $84.5 million of common stock remained available for issuance under the ATM Program.

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

In December 2025, holders converted $350 thousand aggregate principal amount of Unsecured Convertible Notes into 14,286 shares of common stock. In January 2026, the remaining $175 thousand aggregate principal amount of Unsecured Convertible Notes was converted into 7,144 shares of common stock. The conversions were accounted for as partial extinguishments of debt at carrying value in accordance with ASC 470. As of June 30, 2026, no Unsecured Convertible Notes remained outstanding.

Interest expense recognized in connection with the Unsecured Convertible Notes, including amortization of issuance costs and debt discount, was $0 and $55 thousand for the three months ended June 30, 2026 and 2025, respectively, and was included in other expense, net in the Unaudited Condensed Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, interest expense recognized, including amortization of the issuance costs and debt discount, was $3 thousand and $93 thousand, respectively, which was included in other expense, net in the Unaudited Condensed Consolidated Statements of Operations.

NOTE 10. COMMON STOCK WARRANTS AND WARRANT LIABILITIES

The following table summarizes common stock warrant activity for the period ended June 30, 2026 and the number of warrants outstanding as of June 30, 2026. Weighted average exercise prices are presented per issuable share.

	July 2020 Warrants	TLF Warrants	November 2021 Warrants	September 2022 Warrants	November 2022 A-1 Warrants	December 2023 Warrants	June 2024 Warrants	July 2024 Series F-1 Warrants	October 2025 Pre- Funded Warrants*	January 2026 Pre- Funded Warrants	Total Warrants
December 31, 2025	784	3	2,832	332	454	5,341	4,511	2,900	1,081,082	—	1,098,239
Pre-Funded Warrants granted	—	—	—	—	—	—	—	—	—	167,539,227	167,539,227
Warrants exercised	—	—	—	—	—	(5,341)	(4,511)	—	—	—	(9,852)
Warrants expired	(784)	(3)	—	—	—	—	—	—	—	—	(787)
Warrants issued for 1-for-5 reverse stock split due to rounding feature	—	—	3	1	—	—	—	—	—	—	4
March 31, 2026	—	—	2,835	333	454	—	—	2,900	1,081,082	167,539,227	168,626,831
Warrants exercised	—	—	—	—	—	—	—	—	(1,081,082)	—	(1,081,082)
June 30, 2026	—	—	2,835	333	454	—	—	2,900	—	167,539,227	167,545,749

Weighted Average Price per share at June 30, 2026	expired	expired	$557.65	$1,102.50	$1,102.50	expired	expired	$3.30	fully exercised	$0.05	$0.06
Expiration Date	expired	expired	September 11, 2028	September 11, 2028	November 20, 2028	expired	expired	July 30, 2029	fully exercised	Do not expire

*	exercisable for an aggregate of 22,664,040 shares of common stock

Total net proceeds from warrant exercises during the three months ended June 30, 2026 and 2025 were $0 for both periods, as all warrant exercises during the three months ended June 30, 2026 were effected on a cashless basis (see below).

Total net proceeds from warrant exercises during the six months ended June 30, 2026 and 2025 was $292 thousand and $614 thousand, respectively.

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

October 2025 Pre-Funded Warrants

See Note 8, “Financing Activities,” for the issuance terms of the October 2025 Pre-Funded Warrants.

The October 2025 Pre-Funded Warrants were classified as a liability from the date of issuance because stockholder approval was required before they could be exercised, and were measured at intrinsic value at each reporting date based on the quoted market price of the Company's common stock less the per-share exercise price, multiplied by the number of shares of common stock issuable upon exercise. The October 2025 Pre-Funded Warrants contained anti-dilution provisions that, upon specified events including dilutive issuances and conversions of convertible securities, adjusted the exercise price and the number of shares issuable upon exercise.

On March 12, 2026, the Company obtained the requisite stockholder approval for the issuance of shares underlying the October 2025 Pre-Funded Warrants. Notwithstanding receipt of such approval, the October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company's own stock under ASC 815, as a result of the anti-dilution provisions described above.

On June 12, 2026, the Company agreed with R01, and on June 15, 2026, the Company agreed with Framework, in each case, to amend the October 2025 Pre-Funded Warrants to remove certain restrictions on exercisability. On June 15, 2026, following such amendments, each of R01 and Framework fully exercised their respective October 2025 Pre-Funded Warrants on a cashless basis, with each receiving 11,307,300 shares of Common Stock after the withholding of 24,720 shares representing the cashless exercise price, resulting in the issuance of an aggregate of 22,614,600 shares of Common Stock. The 1,081,082 October 2025 Pre-Funded Warrants were exercisable for an aggregate of 22,664,040 shares of common stock as a result of the anti-dilution adjustments described above; upon cashless exercise, 49,440 shares were withheld for the exercise price and 22,614,600 net shares of common stock were issued. As a result, there were no warrant liabilities outstanding as of June 30, 2026. In connection with the amendments, the October 2025 Pre-Funded Warrants were remeasured at intrinsic value immediately prior to exercise, consistent with the Company's existing quarterly measurement policy for these warrants; the resulting change in fair value was not attributable to the terms of the amendments themselves. Changes in fair value through the respective dates of exercise were recorded as non-cash gain or loss in the Unaudited Condensed Consolidated Statements of Operations.

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

Other Outstanding Warrants

As of June 30, 2026, the Company had outstanding common stock purchase warrants issued in prior periods that are classified as a component of permanent equity, including the November 2021 Warrants, the September 2022 Warrants, and the November 2022 A-1 Warrants, as outlined in the table above. There was no exercise, repurchase, or other activity related to these warrants during the period ended June 30, 2026. The July 2020 Warrants and the TLF Warrants, which had been outstanding at December 31, 2025, expired in accordance with their terms during the period ended June 30, 2026.

Summary of Common Stock Warrant Liabilities

The following roll forward presents the Company's warrant liabilities measured at fair value during the period ended June 30, 2026 (in thousands)

Warrant liabilities as of December 31, 2025	$639,071
Fair value of January 2026 Pre-Funded Warrants upon issuance	5,436,649
Decrease in fair value of warrant liabilities	(5,846,899)
Reclassification of January 2026 Pre-Funded Warrant liabilities to equity during period	(204,398)
Exercise of October 2025 Pre-Funded Warrants	(24,423)
Warrant liabilities as of June 30, 2026	$—

The October 2025 Pre-Funded Warrants and January 2026 Pre-Funded Warrants, which have a nominal exercise price, are measured at intrinsic value, calculated as the quoted market price of the Company's common stock less the per-share exercise price, multiplied by the number of shares of common stock issuable upon exercise. On March 12, 2026, the Company obtained stockholder approval for the issuance of shares underlying the October 2025 and January 2026 Pre-Funded Warrants. Upon receipt of such approval, the January 2026 Pre-Funded Warrants were reclassified to stockholders' equity at fair value on that date. The October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company's own stock under ASC 815, as a result of certain anti-dilution provisions. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. Accordingly, there were no warrant liabilities outstanding as of June 30, 2026. See the discussions of the individual warrant series above.

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

Series B Preferred Stock

As of December 31, 2025, 131 shares of Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) were outstanding. During the three months ended March 31, 2026, all 131 outstanding shares of Series B Preferred Stock were converted into 3,013 shares of common stock. As of June 30, 2026, no shares of Series B Preferred Stock remained outstanding.

Series F Preferred Stock

The Series F Voting Retractable Preferred Stock (“Series F Preferred Stock”) was redeemable in cash at the option of the holder following shareholder approval in October 2025 and was classified as mezzanine equity on the Company's Unaudited Condensed Consolidated Balance Sheet at its redemption value. After December 31, 2025, the Company had the ability to call the shares for redemption. During the three months ended March 31, 2026, the remaining 1,346,633 shares of Series F Preferred Stock were redeemed for an aggregate cash payment of $350 thousand. As of June 30, 2026, no shares of Series F Preferred Stock remained outstanding. See Note 8, “Financing Activities,” for additional information regarding the Series F Preferred Stock.

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

Upon adoption, the 2026 Plan allowed for awards of up to 22,223,927 shares of the Company's common stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company's fiscal years beginning January 1, 2027 through January 1, 2036, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock as determined by the Board. Under the terms of the 2026 Plan, the exercise price of stock options and SARs may not be less than 100% of the fair market value of the Company's common stock on the date of grant (or 110% in the case of incentive stock options (“ISOs”) granted to a holder of more than 10% of the Company's common stock) or such higher amount as the Committee may determine. The term of stock option awards and SARs may not exceed ten years from the date of grant (or five years from the date of grant in the case of ISOs granted to a holder of more than 10% of the Company's common stock). As of June 30, 2026, there were 539,491 shares available for future awards under the 2026 Plan.

The 2007 Plan expired on March 15, 2017. Outstanding stock options granted under the 2007 Plan continue to be governed by its terms, expire no later than ten years from the date of grant, and were fully vested as of June 30, 2026.

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

Restricted Stock Units

The following table summarizes information about the Company’s RSUs outstanding at December 31, 2025, and activity during the six months ended June 30, 2026:

(in thousands, except per share data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	18	$5.70
Granted	21,685	1.47
Forfeited/canceled	—	—
Outstanding at June 30, 2026	21,703	1.47

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

For the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $3.2 million and $4 thousand, respectively, for RSUs awards to employees and directors. For the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $3.3 million and $6 thousand, respectively, for RSUs to employees and directors.

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

The NAV RSUs contain performance conditions. As of June 30, 2026, the Company concluded that achievement of the Digital Asset NAV thresholds was not probable and accordingly no compensation expense has been recognized in respect of the NAV RSUs. The Company will reassess probability at each reporting date, and if achievement becomes probable, will recognize a cumulative catch-up of compensation expense equal to the portion of the requisite service period elapsed.

Total unrecognized compensation cost related to unvested RSUs, excluding the NAV RSUs for which achievement of the performance conditions was not probable, was $17.2 million as of June 30, 2026, which is expected to be recognized over a weighted-average period of 2.06 years.

Stock-Based Awards to Non-Employees

The Company did not grant options or restricted stock to non-director non-employees during the three and six months ended June 30, 2026 and 2025. The Company did not recognize stock-based compensation expense as it relates to non-employees for the three and six months ended June 30, 2026 and 2025.

NOTE 13. DIVESTITURES

On January 17, 2025, the Company completed the sale of its eyecare products sold under the Avenova brand and related assets (the “Avenova Asset Divestiture”) to PRN Physician Recommended Nutriceuticals, LLC for a base purchase price of $11.5 million, subject to customary post-closing adjustments. The Company recorded a gain of $10.7 million on the Avenova Asset Divestiture during the six months ended June 30, 2025. Separately, on January 8, 2025, the Company completed the sale of two of its wound care trademarks to PhaseOne Health LLC (the “PhaseOne Divestiture”) for a purchase price of $500,000 and recorded a net gain of $0.5 million during the six months ended June 30, 2025. The China NeutroPhase product line was discontinued during the year ended December 31, 2025 and is presented as a component of discontinued operations for all periods presented. Additional information regarding the terms of these transactions is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and 2024.

In accordance with ASC 205-20, the results of operations and cash flows of the Avenova Asset Divestiture and the PhaseOne Divestiture have been excluded from continuing operations and presented as discontinued operations for all periods presented.

The components of discontinued operations for the three months ended June 30, 2025 are summarized below (in thousands):

Results of operations

	Avenova	PhaseOne	Total
(Benefit) Provision for income taxes	$(40)	$(2)	$(42)
Net income from discontinued operations, net of taxes	$40	$2	$42

The components of discontinued operations for the six months ended June 30, 2025 are summarized below (in thousands):

Results of operations

	Avenova	PhaseOne	Total
Net sales	$433	$122	$555
Cost of goods sold	170	75	245
Gross profit	263	47	310
Operating expenses
Sales and marketing	224	—	224
Research and development	—	3	3
Total operating expenses	224	3	227
Operating income	39	44	83
Gain on divestiture	10,700	500	11,200
Net income from discontinued operations before income taxes	10,739	544	11,283
Provision for income taxes	229	12	241
Net income from discontinued operations, net of taxes	$10,510	$532	$11,042

Cash flows from discontinued operations

	Avenova	PhaseOne	China NeutroPhase product line	Total
Operating activities:
Net income from discontinued operations	$10,510	$532	$—	$11,042
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	(500)	—	(11,200)
Changes in operating assets and liabilities:
Accounts receivable	(72)	6	—	(66)
Inventory	73	43	(467)	(351)
Prepaid expenses and other current assets	—	—	—	—
Other assets	9	—	—	9
Accounts payable and accrued liabilities	(252)	(38)	—	(290)
Net cash (used in) provided by operating activities, discontinued operations	(432)	43	(467)	(856)

Investing activities:
Proceeds from divestiture	11,000	500	—	11,500
Net cash provided by investing activities, discontinued operations	11,000	500	—	11,500

Net increase (decrease) in cash and cash equivalents, discontinued operations	$10,568	$543	$(467)	$10,644

NOTE 14. INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax (benefit) of $3.5 million and $0 for the three months ended June 30, 2026, and June 30, 2025, respectively. This resulted in a cumulative income tax benefit of $28 thousand for the six months ended June 30, 2026, and $0 for the six months ended June 30, 2025. The income tax provision for discontinued operations is presented separately in Note 13, "Divestitures.” The Company's effective income tax rate was approximately 7.8% for the three months ended June 30, 2026 and 0% for the three months ended June 30, 2025, and was 0% for both the six months ended June 30, 2026 and June 30, 2025. For both the three and six month 2026 periods, the effective rate differs from the statutory rate primarily due to warrant income that is not recognized for income tax purposes and the recording of a valuation allowance against the Company's deferred tax assets. The income tax benefit recognized in the three months ended June 30, 2026 substantially offsets an income tax expense recognized in the three months ended March 31, 2026, resulting in a de minimis net income tax benefit for the six month period.

In accordance with ASC 740-270-30-18, the Company has determined that it is unable to make a reliable estimate of its annual effective tax rate for the year ending December 31, 2026. Small variations in forecasted pre-tax book income produce significant variability in the estimated annual effective tax rate due to the magnitude of non-cash items, including the remeasurement of liability-classified warrants and the recognition of unrealized gains and losses on digital assets measured at fair value. As a result, the Company has computed its income tax provision for the period ended June 30, 2026 using the actual effective tax rate for the year-to-date period, which the Company believes represents the best estimate of the annual effective tax rate.

During the period ended June 30, 2026, the Company recorded a valuation allowance against its U.S. federal and state deferred tax assets. The Company evaluates the realizability of its deferred tax assets each reporting period based on all available positive and negative evidence, including cumulative results in recent years, and the character and timing of reversals of existing taxable temporary differences. As of March 31, 2026, the Company concluded that the existence of taxable temporary differences related to unrealized gains on digital assets provided sufficient positive evidence to conclude that it was more likely than not that its deferred tax assets would be realized. However, during the three months ended June 30, 2026, a decline in the value of the digital assets caused the previously recognized unrealized gain to reverse to an unrealized loss, resulting in a deferred tax asset that is fully offset by a valuation allowance. The Company's assessment of the realizability of its deferred tax assets is subject to change. As the valuation allowance fully offsets the Company's net deferred tax assets, no net deferred tax asset or liability is reflected in the Company's Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.

NOTE 15. RELATED PARTY TRANSACTIONS

January 2026 Private Placement

In connection with the January 2026 Private Placement, each Purchaser was granted, for a period of 24 months following the closing and for so long as such Purchaser holds at least 50% of the aggregate number of pre-funded warrants and/or shares of common stock originally purchased by it, a consent right over any material amendment, modification, addition or revocation of the Company's digital asset strategy. In addition, pursuant to the Investors’ Rights Agreement accompanying the January 2026 Private Placement, each of R01, Framework and SFF received the right to nominate one individual for election to the Company's Board of Directors. Tether did not receive a board nomination right. Michael Kazley, the Company's Chief Executive Officer and Chairman of the Board, is the Managing Member of R01 Capital Manager LLC, the investment manager of R01. See Note 8, "Financing Activities," for additional information.

As a result of the rights granted in connection with the January 2026 Private Placement, the Company has concluded that, in addition to R01 and Framework, SFF and Tether are also related parties of the Company within the meaning of ASC 850.

Sky Frontier Foundation

SFF is an independent foundation organized to support the development of the Sky Protocol ecosystem. SFF participates in Sky Protocol governance and holds SKY tokens separate from its investment in the Company. Because the Company holds SKY tokens and participates in Sky Protocol governance, transactions and governance decisions affecting the Sky Protocol may involve both the Company and SFF, which could be deemed to create potential conflicts of interest. As of June 30, 2026, no transactions between the Company and SFF have occurred other than the January 2026 Private Placement and the rights granted in connection therewith as described above.

June 2026 Pre-Funded Warrant Amendments

On June 12, 2026, the Company agreed with R01, and on June 15, 2026, the Company agreed with Framework, in each case, to amend such holder's October 2025 Pre-Funded Warrants to remove the beneficial ownership limitation and the delayed initial exercise date provision that had previously restricted the holder's ability to exercise. Following such amendments, on June 15, 2026, each of R01 and Framework fully exercised their respective October 2025 Pre-Funded Warrants on a cashless basis, receiving an aggregate of 22,614,600 shares of Common Stock, representing approximately 45% of the Company's common stock outstanding immediately following such exercises. See Note 10, "Common Stock Warrants and Warrant Liabilities," for additional information regarding the accounting treatment of this transaction.

Consulting agreement

R01 has provided certain consulting services to the Company through one of its employees. During the three months ended March 31, 2026, the Company engaged this individual directly to provide consulting services related to general corporate matters and digital asset treasury operations. The consulting agreement provides for a monthly fee of $25 thousand. The consulting agreement with this individual was terminated as of March 31, 2026. Total fees paid by the Company for these services were approximately $75 thousand for the six months ended June 30, 2026.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 30, 2026, the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the Unaudited Condensed Consolidated Financial Statements as of June 30, 2026, and events which occurred subsequently but were not recognized in the Unaudited Condensed Consolidated Financial Statements. There were no subsequent events which required recognition, adjustment to, or disclosure in, the Unaudited Condensed Consolidated Financial Statements.

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

Stablecoin adoption has expanded across payments, settlement, and on-chain capital markets in recent years, and stablecoin supply has grown significantly. Regulatory frameworks in the United States and internationally continue to develop, which may provide greater clarity for stablecoin issuers and users. The Sky Protocol, through which the Company’s primary digital asset holdings are deployed, is one of the longest-operating decentralized stablecoin platforms, with USDS and DAI supply exceeding $10 billion as of June 30, 2026. The Sky Protocol generates revenue through borrowing fees, savings yields, and on-chain settlement volume. The Company’s SKY staking rewards are derived from a portion of these protocol-level revenues. The Company may evaluate additional investments that provide exposure to stablecoin infrastructure, financial services, and infrastructure assets subject to approval by the Digital Asset Strategy Advisory Committee and the Board of Directors, and any applicable Purchaser consent rights under the Securities Purchase Agreement. See Note 8, “Financing Activities,” for additional information.

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

Key Drivers of Results

The Company’s financial results and financial condition are primarily driven by (i) the market price of SKY, which affects the fair value of the Company’s digital asset holdings and the magnitude of unrealized gains or losses recognized each period; (ii) staking economics, including the level of staking rewards generated by the Sky Protocol and the proportion of the Company’s holdings deployed in staking activities; (iii) the Company’s access to capital, including through its ATM Program, to fund additional SKY acquisitions; and (iv) operating expenditures required to support the Company’s digital asset holdings, including custody, compliance, legal, and accounting costs associated with maintaining public-company discipline around a digital asset-focused business model. Because the Company’s digital asset holdings constitute substantially all of its assets, changes in the market price of SKY are expected to be the most significant driver of the Company’s reported financial results and financial condition in any given period.

Digital Asset Holdings – SKY

As of June 30, 2026, the Company held 2,286,511,374 SKY tokens, representing approximately 10% of the total supply of SKY. Since the closing of the January 2026 Private Placement, the Company has acquired approximately 1.3 billion additional SKY tokens on the open market at an average purchase price of approximately $0.066 per SKY token. All SKY tokens acquired outside of the January 2026 Private Placement have been purchased through open-market transactions, consistent with the Company's digital asset policies. Since commencing on-chain staking activities, the Company has earned approximately 67.1 million SKY tokens in cumulative staking rewards. Substantially all of the Company's SKY holdings remain deployed in staking activities within the Sky Protocol ecosystem, through which the Company participates in on-chain governance of the Sky Protocol. Staking rewards are determined by protocol governance parameters, participation levels, and other factors, and are subject to variability over time.

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

Custody and Safeguarding of Digital Assets

The Company holds and safeguards its SKY tokens through a combination of qualified third-party custody and Company-controlled wallets managed through third-party key management infrastructure. Payward Financial, Inc. (“Kraken”) serves as the Company’s qualified custodian pursuant to Wyoming law.

Because staking the Company’s SKY tokens requires on-chain deployment that cannot be executed from a custodial account, substantially all of the Company’s SKY tokens are held in self-custody using the MPC key management platform provided by Fireblocks. Fireblocks does not hold digital assets, does not act as a custodian, and does not have unilateral control over the Company’s digital assets.

The Company maintains the ability to custody digital assets with Kraken and may reallocate assets among service providers from time to time. None of the Company’s custodial or infrastructure service providers are related parties of the Company.

The principal counterparty risk associated with our SKY holdings relates to these service providers' performance under our custody and platform agreements. We hold our SKY across multiple service providers to diversify our exposure, and we continually evaluate and seek to engage additional digital asset custodians and infrastructure providers to further diversify risk. We may, in the future, discontinue or change the use of one or more third-party service providers or utilize alternative custody arrangements. Under our agreements, each of Kraken and Fireblocks may engage third-party service providers, affiliates, or subcontractors to assist in performing their respective obligations. Our service provider agreements contain customary limitations of liability that may limit our ability to recover losses in the event of service provider failure, security breach, or other adverse events.

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

Discontinued Operations

As part of the comprehensive realignment of the Company's business during 2025, the Company completed the Avenova Asset Divestiture and the PhaseOne Divestiture and decided to exit its involvement in the China NeutroPhase product line. The historical financial results of these businesses are reflected as discontinued operations in the Unaudited Condensed Consolidated Financial Statements included in this report. See Note 13, “Divestitures,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional details.

Potential conflicts of interest

A substantial portion of the Chief Executive Officer's potential compensation under the CEO PSU awards is tied to the growth of the Company's Digital Asset NAV, which is affected by the Company's decisions to acquire, hold, stake, or dispose of digital assets. The CEO PSU awards were designed and approved by the Compensation Committee of the Board of Directors, which is composed entirely of independent directors. In addition, the Purchasers in the January 2026 Private Placement hold consent rights over any material amendment, modification, addition, or revocation of the Company's digital asset strategy. As a result, that strategy cannot be changed without the consent of such Purchasers and cannot be directed unilaterally by the Chief Executive Officer; within that Board- and Committee-approved strategy, the Company retains discretion over individual acquisitions, dispositions, and staking of digital assets. The VWAP RSU tranche vests only upon the Company's stock price increasing from approximately $1.05 (the closing price on June 30, 2026) to at least $1.70 per share, an increase of approximately 62%, and the NAV RSU tranche vests only upon Digital Asset NAV increasing from $119.2 million to at least $250.0 million, an increase of approximately 110%. See Note 12 and Note 15 to the unaudited condensed consolidated financial statements for additional information.

Second Quarter 2026 Highlights

During the three months ended June 30, 2026, the Company completed several significant corporate actions that advanced its digital asset treasury strategy and simplified its capital structure. On June 12, 2026, the Company agreed with R01, and on June 15, 2026, the Company agreed with Framework, to amend their respective October 2025 Pre-Funded Warrants to remove certain restrictions on exercisability. Following such amendments, on June 15, 2026, each of R01 and Framework exercised on a cashless basis all outstanding October 2025 Pre-Funded Warrants, with each receiving 11,307,300 net shares of common stock (22,614,600 shares in the aggregate). This exercise eliminated the Company’s remaining warrant liability, completing a capital structure simplification process that began with the reclassification of the January 2026 Pre-Funded Warrants to stockholders’ equity upon stockholder approval on March 12, 2026. The October 2025 Pre-Funded Warrants had been classified as a liability under ASC 815 since their issuance in October 2025 due to certain anti-dilution provisions. While the October 2025 Pre-Funded Warrants were outstanding, they generated significant non-cash gains and losses from fair value remeasurement, which materially affected reported net income but did not impact the Company’s cash flows or operations. With the exercise of the October 2025 Pre-Funded Warrants, the Company’s future reported results will no longer include non-cash warrant fair value adjustments, which should improve the comparability of results across periods and better reflects the Company’s underlying operating performance.

The Company continued its acquisition of SKY tokens on the open market during the three months ended June 30, 2026, using proceeds from the ATM Program and available cash. The Company continued to stake substantially all of its SKY holdings within the Sky Protocol during the quarter, earning staking revenue of $2.2 million from protocol rewards. Staking rewards are determined by Sky Protocol governance parameters and represent a share of protocol-level revenues generated from USDS stablecoin issuance, collateralized lending, and other on-chain financial services.

Effective June 30, 2026, the Company terminated its office lease in Emeryville, California, and effective July 1, 2026, relocated its principal executive offices to 222 Lakeview Ave, Suite 800, West Palm Beach, Florida 33401. The relocation eliminates the Company’s legacy operating lease obligation and reduces its fixed cost base, aligning the Company’s physical presence with its digital asset-focused operations. A loss on lease termination of approximately $47 thousand was recorded during the three months ended June 30, 2026. As of June 30, 2026, the Company had no remaining lease obligations.

The Company continued to access its ATM Program during the three months ended June 30, 2026 to fund SKY token acquisitions. The ATM Program provides the Company with flexible, low-cost access to equity capital at prevailing market prices and remains the Company’s primary tool for funding digital asset purchases. During the six months ended June 30, 2026, the Company sold 2,693,853 shares of common stock under the ATM Program for aggregate net proceeds of approximately $15.2 million. As of June 30, 2026, approximately $84.5 million of common stock remained available for issuance under the ATM Program.

Financial Overview

Following the establishment of the Company's digital asset treasury strategy in October 2025 and the closing of the January 2026 Private Placement, the Company has transitioned its operations to focus on the accumulation, holding, and deployment of digital assets, with an initial focus on SKY tokens. As of June 30, 2026, the Company held 2,286,511,374 SKY tokens with an aggregate fair value of $119.2 million, representing approximately 94% of the Company’s total assets. This concentration in a single digital asset exposes the Company to significant price volatility and related risks. See “Quantitative and Qualitative Disclosures About Market Risk” below and “Financial Condition, Liquidity and Capital Resources” below for additional information.

The Company has access to its ATM Program, pursuant to which it was initially authorized to sell up to $100.0 million of shares of common stock from time to time at prevailing market prices. As of June 30, 2026, approximately $84.5 million of common stock remained available for issuance under the ATM Program. During the six months ended June 30, 2026, the Company used net proceeds from the ATM Program, together with other available capital, to acquire SKY tokens on the open market. The pace and magnitude of any future ATM sales and SKY purchases will depend on a number of factors, including prevailing market conditions for the Company's common stock, SKY token pricing and liquidity, the Company's cash position and operating cash requirements, and the availability of shares under the ATM Program. The Company may also pursue additional financing transactions, subject to market conditions and Board approval. There can be no assurance that the Company will be able to sell shares under the ATM Program on favorable terms, or at all, or that any future financing transactions will be completed on favorable terms, or at all.

As of July 27, 2026, the Company's non-affiliate public float was below the $75 million threshold under General Instruction I.B.1 to Form S-3, although the Company believes it remains eligible to register offerings on Form S-3 in reliance on General Instruction I.B.6. The Company's Sales Agreement and related prospectus supplement for the ATM Program were filed on January 20, 2026, at which time the Company met the General Instruction I.B.1 public float requirement. On March 19, 2026, the staff of the SEC's Division of Corporation Finance issued Corporation Finance Interpretation Question 116.26, under which the Staff stated it would not object to an issuer continuing to offer and sell the full amount of securities covered by a prospectus supplement filed while I.B.1-eligible, notwithstanding a subsequent decline in public float below $75 million. In reliance on this interpretation, the Company believes it may continue to sell the remaining amount registered under the ATM Program.

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

While the Company's significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, the Company believes that the fair value measurement of its digital assets and the accounting for the January 2026 Pre-Funded Warrants issued in connection with the January 2026 Private Placement are the most critical to fully understanding and evaluating its reported financial results as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s digital assets are measured at fair value on a recurring basis using the quoted price in the Company’s principal market (Coinbase Exchange, for SKY tokens) as of the measurement date. The determination of the principal market requires judgment and considers factors including the Company’s ability to transact in the market, observed trading volume and liquidity, pricing transparency and operational constraints. Changes in market conditions or the Company’s assessment of its principal market could affect the fair value measurements. The fair value of the Company’s SKY token holdings is subject to significant volatility due to the nature of digital asset markets. As of June 30, 2026, the Company held SKY tokens with a fair value of $119.2 million, representing approximately 94% of total assets. See Note 5, “Digital Assets,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

The intrinsic value of the January 2026 Pre-Funded Warrants at issuance exceeded the cash and other consideration received in the January 2026 Private Placement by approximately $5.3 billion, resulting in the recognition of a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance. Changes in the Company's common stock price during the three months ended March 31, 2026 resulted in a non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion. Following stockholder approval obtained on March 12, 2026, the warrant liability recorded for the January 2026 Pre-Funded Warrants was reclassified to stockholders' equity at fair value on that date, and no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remained classified as a liability for a portion of the period because they are not considered indexed to the Company's own stock under ASC 815, as a result of certain anti-dilution provisions, and required remeasurement at fair value at each reporting date. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026, resulting in a non-cash gain of approximately $9.3 million. Following the exercise, there were no warrant liabilities outstanding as of June 30, 2026, and no further fair value estimates will be required with respect to these warrants in future periods. See Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025 (dollars in thousands)

	Three Months Ended June 30,		Dollar	Percent
	2026	2025	Change	Change
Statement of Operations

Staking revenue	$2,206	$—	$2,206	—

Unrealized loss on digital assets	(50,633)	—	(50,633)	—

Operating expenses
General and administrative	5,417	1,891	3,526	186%
Total operating expenses	5,417	1,891	3,526	186%

Operating loss	(53,844)	(1,891)	(51,953)	2,746%

Non-cash gain on changes in fair value of warrant liabilities	9,292	—	9,292	—
Other expense, net	—	(73)	73	(100%)
Total non-operating income (expense), net	9,292	(73)	9,365	(12,829%)

Net loss from continuing operations before tax	(44,552)	(1,964)	(42,588)	2,168%
Income tax (benefit)	(3,482)	—	(3,482)	—
Net loss from continuing operations	(41,070)	(1,964)	(39,106)	1,991%
Net income from discontinued operations, net of taxes	—	42	(42)	(100%)
Net loss	$(41,070)	$(1,922)	$(39,148)	2,037%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the three months ended June 30, 2025 have been aggregated and reported for each of these periods in the line item titled “Net income (loss) from discontinued operations, net of taxes” in the table above. See additional information in Note 13, “Divestitures,” in the Notes to the Unaudited Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Staking Revenue

Staking revenue was $2.2 million for the three months ended June 30, 2026, compared to no staking revenue for the three months ended June 30, 2025. Staking revenue is attributable to staking rewards earned on the Company's SKY token holdings during the period, with no comparable result for the three months ended June 30, 2025, as the Company did not hold digital assets or conduct staking activities during the prior year period. The Company received 31,746,251 SKY tokens for staking rewards during the three months ended June 30, 2026.

Unrealized loss on digital assets

The Company recognized an unrealized loss on digital assets of $50.6 million for the three months ended June 30, 2026, with no comparable result for the three months ended June 30, 2025, as the Company did not hold digital assets during the prior year period. The unrealized loss represents the change in fair value of the Company's SKY token holdings during the three months ended June 30, 2026, reflecting fluctuations in the market price of SKY tokens during the period. The loss primarily reflects the decline in fair value of SKY tokens held as of March 31, 2026, with the remainder attributable to tokens received or acquired during the three months ended June 30, 2026. SKY tokens are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of digital assets may be subject to significant volatility, and the Company expects that changes in the fair value of its SKY token holdings will continue to result in unrealized gains or losses in future periods, which may have a material impact on the Company's results of operations. For additional information, see Note 5, “Digital Assets,” in the Notes to Unaudited Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

General and administrative

General and administrative expenses were $5.4 million for the three months ended June 30, 2026, compared to $1.9 million for the three months ended June 30, 2025, an increase of approximately $3.5 million or 186%. The increase was primarily attributable to $3.2 million of stock-based compensation expense and a $0.4 million increase in director and officer liability insurance costs, both associated with the Company's continued transformation into a digital asset treasury company. Expenses for the three months ended June 30, 2026 also included public company costs such as legal and professional services. By comparison, expenses for the three months ended June 30, 2025 consisted primarily of outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture and the pursuit of a potential dissolution as a strategic option for the Company, as well as one-time severance costs relating to the departure of employees in connection with completing the Avenova Asset Divestiture.

As the Company’s digital asset operations mature, management expects the composition of general and administrative expenses to continue shifting toward costs associated with digital asset custody and infrastructure, cybersecurity, regulatory compliance, and specialized legal and accounting services required for digital asset operations. The Company expects these operational cost categories to represent an increasing proportion of its operating cost base relative to legacy transformation-related expenditures, which are substantially complete.

Non-cash gain on changes in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $9.3 million for the three months ended June 30, 2026 with no comparable adjustment for the three months ended June 30, 2025. This gain related to the October 2025 Pre-Funded Warrants, which were initially classified as liabilities and recorded at fair value at each reporting date. The October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company's own stock under ASC 815, as a result of certain anti-dilution provisions. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. In connection with the amendments, the October 2025 Pre-Funded Warrants were remeasured at intrinsic value immediately prior to exercise, consistent with the Company's existing quarterly measurement policy for these warrants; the resulting change in fair value was not attributable to the terms of the amendments themselves. Accordingly, there were no warrant liabilities outstanding as of June 30, 2026. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants and Warrant Liabilities” in the Notes to Unaudited Condensed Consolidated Financial Statements, (unaudited) in Part I, Item 1 of this report.

Other expense, net

There was no other expense, net for the three months ended June 30, 2026, compared to $73 thousand for the three months ended June 30, 2025. The 2025 amount consisted of interest expenses related to the unsecured convertible notes, for which there was no comparable expense in the 2026 period.

Comparison of the Six Months Ended June 30, 2026 and 2025 (dollars in thousands)

	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Change	Change
Statement of Operations

Staking revenue	$4,669	$—	$4,669	—

Unrealized loss on digital assets	(27,959)	—	(27,959)	—

Operating expenses
General and administrative	8,265	4,592	3,673	80%
Impairment of long-lived assets	—	589	(589)	(100%)
Total operating expenses	8,265	5,181	3,084	60%

Operating loss	(31,555)	(5,181)	(26,374)	509%

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	(5,302,617)	—	(5,302,617)	—
Non-cash gain on changes in fair value of warrant liabilities	5,846,899	—	5,846,899	—
Other expense, net	(1,422)	(113)	(1,309)	1,158%
Total non-operating income (expense), net	542,860	(113)	542,973	(480,507%)

Net income (loss) from continuing operations before tax	511,305	(5,294)	516,599	(9,758%)
Income tax (benefit)	(28)	—	(28)	—
Net income (loss) from continuing operations	511,333	(5,294)	516,627	(9,759%)
Net income from discontinued operations, net of taxes	—	11,042	(11,042)	(100%)
Net income	$511,333	$5,748	$505,585	8,796%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the six months ended June 30, 2025 have been aggregated and reported for each of these periods in the line item titled “Net income (loss) from discontinued operations, net of taxes” in the table above. See additional information in Note 13, “Divestitures,” in the Notes to the Unaudited Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Staking Revenue

Staking revenue was $4.7 million for the six months ended June 30, 2026, compared to no staking revenue for the six months ended June 30, 2025. Staking revenue is attributable to staking rewards earned on the Company's SKY token holdings during the period, with no comparable result for the six months ended June 30, 2025, as the Company did not hold digital assets or conduct staking activities during the prior year period. The Company received 67,132,900 SKY tokens for staking rewards during the six months ended June 30, 2026.

Unrealized loss on digital assets

The Company recognized an unrealized loss on digital assets of $28.0 million for the six months ended June 30, 2026, with no comparable result for the six months ended June 30, 2025, as the Company did not hold digital assets during the prior year period. The unrealized loss represents the excess of the aggregate cost basis at which the Company's SKY token holdings were initially recognized during the period over the fair value of those holdings at June 30, 2026. SKY tokens are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of digital assets may be subject to significant volatility, and the Company expects that changes in the fair value of its SKY token holdings will continue to result in unrealized gains or losses in future periods, which may have a material impact on the Company's results of operations. For additional information, see Note 5, “Digital Assets,” in the Notes to Unaudited Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

General and administrative

General and administrative expenses were $8.3 million for the six months ended June 30, 2026, compared to $4.6 million for the six months ended June 30, 2025, an increase of approximately $3.7 million or 80%. The increase was primarily attributable to an increase in compensation expense and director and officer liability insurance costs, both associated with the Company's continued transformation into a digital asset treasury company. Expenses for the six months ended June 30, 2026 also included public company costs such as legal and professional services. By comparison, expenses for the six months ended June 30, 2025 consisted primarily of outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture and the pursuit of a potential dissolution as a strategic option for the Company, as well as one-time severance costs relating to the departure of employees in connection with completing the Avenova Asset Divestiture.

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

Impairments of long-lived assets

There were no impairments of long-lived assets recorded during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recorded one-time impairments for right-of-use assets associated with leases of $559 thousand and $30 thousand for fixed assets including leasehold improvements due to the uncertainty at the time associated with our future operations and our strategic direction as we were exploring a dissolution of the Company and other potential strategic alternatives that were available to us.

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance

During the six months ended June 30, 2026, the Company recognized a non-cash loss of $5.3 billion with no comparable results for the six months ended June 30, 2025. The issuance-date fair value of the January 2026 Pre-Funded Warrants exceeded the proceeds received, resulting in a non-cash loss on warrant issuance. For additional information, please see Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

Non-cash gain on changes in fair value of warrant liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $5.8 billion for the six months ended June 30, 2026 with no comparable adjustment for the six months ended June 30, 2025. This gain related to the October 2025 Pre-Funded Warrants and the January 2026 Pre-Funded Warrants, which were initially classified as liabilities and recorded at fair value at each reporting date. Following stockholder approval obtained on March 12, 2026, the warrant liability recorded for the January 2026 Pre-Funded Warrants was reclassified to stockholders' equity at their fair value on that date, and no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company's own stock under ASC 815, as a result of certain anti-dilution provisions. On June 12, 2026, the October 2025 Pre-Funded Warrants held by R01 were modified, and on June 15, 2026, the October 2025 Pre-Funded Warrants held by Framework were modified. All outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. In connection with the amendments, the October 2025 Pre-Funded Warrants were remeasured at intrinsic value immediately prior to exercise, consistent with the Company's existing quarterly measurement policy for these warrants; the resulting change in fair value was not attributable to the terms of the amendments themselves. Accordingly, there were no warrant liabilities outstanding as of June 30, 2026. For additional information regarding warrant liabilities and their valuation, please see Note 3, "Fair Value Measurements" and Note 10, "Common Stock Warrants and Warrant Liabilities" in the Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this report.

Other expense, net

Other expense, net was $1.4 million for the six months ended June 30, 2026 and $113 thousand for the six months ended June 30, 2025. The 2026 result was due primarily to costs incurred in connection with the January 2026 Private Placement. There was no comparable expense related to financing activities in the 2025 period. See Note 8, “Financing Activities” in the Notes to the Unaudited Condensed Consolidated Financial Statements (unaudited), in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our net income from continuing operations was $511.3 million for the six months ended June 30, 2026, compared to a net loss from continuing operations of $5.3 million for the six months ended June 30, 2025. Net income from continuing operations for the six months ended June 30, 2026 was driven primarily by a non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion, partially offset by a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of approximately $5.3 billion, both of which related to the Company's October 2025 Pre-Funded Warrants and January 2026 Pre-Funded Warrants. Following stockholder approval obtained on March 12, 2026, the January 2026 Pre-Funded Warrant liability was reclassified to stockholders' equity at fair value on that date. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. Accordingly, there were no warrant liabilities outstanding as of June 30, 2026. See Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

As of June 30, 2026, our cash and cash equivalents were $7.0 million, compared to $8.0 million as of December 31, 2025, a decrease of approximately $1.0 million. This decrease primarily reflects approximately $84.5 million used to acquire additional SKY tokens and approximately $7.8 million used in operating activities, partially offset by net cash proceeds received during the six months ended June 30, 2026, including (i) approximately $25.0 million in cash received in connection with the January 2026 Private Placement, (ii) the conversion of approximately $51.0 million of stablecoins received in connection with the January 2026 Private Placement into U.S. dollars, a portion of which was subsequently used to acquire additional SKY tokens, and (iii) approximately $15.2 million in net proceeds from sales under the ATM Program. The remaining change reflects other financing activities, including the redemption of the Company's Series F Preferred Stock and proceeds from warrant exercises. See Note 8, “Financing Activities,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Following the establishment of the Company's digital asset treasury strategy and the completion of the financing transactions described above, the Company's primary sources of liquidity consist of cash and cash equivalents and access to the capital markets, including through the ATM Program. The Company intends to hold its SKY tokens as a long-term strategic position and does not currently plan to liquidate any portion of its digital asset holdings to fund operations. The Company would consider monetizing a portion of its SKY tokens only if it were unable to meet its liquidity needs through cash on hand, the ATM Program, or other financing transactions.

Based on funds available as of June 30, 2026, management believes that the Company's existing cash and cash equivalents together with its ability, if needed, to monetize a portion of its unencumbered, exchange-traded SKY token holdings are expected to be sufficient to enable the Company to meet its planned operating expenses at least through July 30, 2027. The Company also has access to its ATM Program, under which approximately $84.5 million of common stock remained available for issuance as of July 27, 2026. Beyond twelve months, the Company’s ability to fund growth and meet obligations will depend on market conditions, including the Company’s ability to access capital on acceptable terms through its ATM Program or other financing sources, the volatility and liquidity of SKY tokens and the Company’s operating cash requirements.

Subsequent to June 30, 2026 and through July 27, 2026, the Company sold an aggregate of 24,714 shares of common stock under the ATM Program for aggregate net proceeds of approximately $26 thousand. As of July 27, 2026, approximately $84.5 million of common stock remained available for issuance under the ATM Program.

Net Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $7.8 million for the six months ended June 30, 2026, which included net income of $511.3 million. Net income was adjusted for non-cash items, including a non-cash gain on changes in fair value of warrant liabilities of $5.8 billion, a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of $5.3 billion, an unrealized loss on digital assets of $28.0 million, staking rewards earned in SKY tokens of $4.7 million, and stock-based compensation expense of $3.3 million. Changes in operating assets and liabilities resulted in a net cash outflow of $1.4 million, driven primarily by decreases in operating lease liabilities of $0.7 million, including a $569 thousand payment made in connection with the early termination of the Company’s Emeryville office lease, accounts payable and accrued liabilities of $0.3 million, as well as an increase in prepaid expenses and other current assets of $0.4 million.

Net cash used in operating activities from continuing operations was $3.8 million for the six months ended June 30, 2025, which consisted primarily of a net loss from continuing operations of $5.3 million, adjusted by stock-based compensation expenses related to employee and director stock awards of $6 thousand, non-cash right-of-use asset amortization of $90 thousand, non-cash impairment of long-lived assets of $0.6 million, accretion of interest and amortization of debt discounts on convertibles notes of $46 thousand, and a net increase of $0.7 million in our net operating assets and liabilities of continuing operations.

Cash Used in Investing Activities, Continuing Operations

Net cash used in investing activities from continuing operations was $33.5 million for the six months ended June 30, 2026, consisting of $84.5 million in purchases of SKY tokens, partially offset by $51.0 million in proceeds from the redemption of stablecoins received in connection with the January 2026 Private Placement.

There was no cash used in, or provided by, investing activities from continuing operations during the six months ended June 30, 2025.

Cash Provided by (Used in) Financing Activities, Continuing Operations

Net cash provided by financing activities from continuing operations was $40.2 million for the six months ended June 30, 2026, consisting primarily of $25.0 million in proceeds from the issuance of pre-funded warrants in connection with the January 2026 Private Placement, $15.2 million in net proceeds from sales under the ATM Program, and $0.3 million in proceeds from warrant exercises, partially offset by $0.4 million in payments on redemption of Series F Preferred Stock.

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

Inflation

The Company's operating expenses primarily consist of legal, accounting, and other professional services. Inflation has not had a material effect on the Company's results of operations during the six months ended June 30, 2026. The value of the Company's digital asset holdings is subject to significant price volatility based on macroeconomic factors, market sentiment, and conditions specific to digital asset markets (which are independent of but may be indirectly influenced by inflationary pressures) and may have a material impact on the Company's results of operations and financial position.

Off-Balance Sheet Arrangements

We did not have any “off-balance sheet arrangements” as defined in Item 303(b)(1)(ii)(B) of Regulation S-K at June 30, 2026 or December 31, 2025.

Seasonality

The Company is not exposed to any significant impact from seasonality.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments that obligate it to make payments in the future. As of June 30, 2026, the Company had no material fixed or determinable contractual payment obligations requiring disclosure in tabular form, other than as disclosed elsewhere in this report. As of June 30, 2026, the Company had no convertible note obligations outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Digital Asset Price Risk

Our principal market risk relates to the price volatility of digital assets. As of June 30, 2026, the Company held SKY tokens with an aggregate fair value of $119 million, representing the substantial majority of the Company's total assets. The fair value of SKY tokens is subject to significant volatility, which may result in material changes to the carrying value of the Company's digital asset holdings and the Company's results of operations from period to period. Factors affecting the price of SKY tokens include, but are not limited to, supply and demand dynamics in digital asset markets, market sentiment, regulatory developments, technological developments, security incidents, conditions specific to the Sky Protocol, and broader macroeconomic conditions.

The Company's digital asset holdings are concentrated in a single digital asset. As a result, the Company is exposed to the risk that adverse developments specifically affecting SKY or the Sky Protocol could have a material adverse effect on the Company's financial position and results of operations. A hypothetical 10% decrease in the fair value of SKY tokens as of June 30, 2026 would have resulted in a decrease in the carrying value of the Company's digital asset holdings of approximately $12 million, with a corresponding non-cash loss recognized in the Unaudited Condensed Consolidated Statements of Operations.

Interest Rate Risk

The Company's exposure to interest rate risk is limited primarily to interest income sensitivity on its cash and cash equivalents. The Company maintains its cash and cash equivalents in short-term, highly liquid investments. As of June 30, 2026, a 10% change in interest rates would have had an immaterial effect on interest income.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).Based on that evaluation, and because the previously disclosed material weakness in our internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2025, filed with the SEC on April 29, 2026, had not been remediated as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Remediation of Material Weakness

Management, with oversight from the Audit Committee of the Board of Directors, continues to implement remediation measures to address the material weakness in our internal control over financial reporting previously described in our Annual Report on Form 10-K/A for the year ended December 31, 2025. Since March 31, 2026, the Company has hired a Vice President of Finance/Controller, in June 2026, to strengthen the Company's accounting and financial reporting function. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. The material weakness will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. We cannot ensure that the measures taken to date, and actions we may take in the future, will be sufficient to remediate the material weakness or that they will prevent or avoid potential future deficiencies. Until remediation is complete, the Company will continue to perform additional analyses and other procedures to help ensure that its consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Other than noted above, there were no changes in our internal control over financial reporting during the current quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of June 30, 2026, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Shareholder Litigation

On February 24, 2026, the Company and its directors were named as defendants in a putative class action (the “Action”) filed in the Delaware Court of Chancery by a purported stockholder of the Company. The lawsuit is captioned Edward Smith v. NovaBay Pharmaceuticals, Inc. et al., C.A. No. 2026-0260-KSJM (Del. Ch.), which reflects the name of the Company at the time the action was filed. The plaintiff alleged that the Company’s directors breached their fiduciary duty of disclosure to the Company’s stockholders in connection with the first of eight proposals to be presented for stockholder approval at the Company’s March 12, 2026 special meeting.

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

On May 12, 2026, the parties entered into a Stipulation and Proposed Order Dismissing the Action as Moot (the “Stipulation and Proposed Order”), pursuant to which the Company agreed to pay $225 thousand to fully resolve the plaintiff’s counsel’s claim for an award of attorneys’ fees and reimbursement of expenses. On May 12, 2026, the Court entered an order closing the action, subject to the Company filing an affidavit with the Court confirming that this notice has been issued.

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

On June 15, 2026, the Company issued an aggregate of 22,614,600 shares of Common Stock to R01 and Framework upon the cashless exercise of their respective October 2025 Pre-Funded Warrants, as described in Note 15, "Related Party Transactions," to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. No cash consideration was received by the Company in connection with such issuances. In accordance with the terms of the October 2025 Pre-Funded Warrants, the shares of Common Stock issued upon such cashless exercise took on the same registered or unregistered characteristics, as applicable, as the warrants exercised therefor, consistent with Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

	Incorporation by Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Form 8-K Item Reference	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Stablecoin Development Corporation	8-K	001-33678	3.1	3/12/2026
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation, dated March 31, 2026	8-K	001-33678	3.1	4/01/2026
3.3	Bylaws, as amended and restated effective April 2, 2026	8-K	001-33678	3.2	4/01/2026
4.1	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.2	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.3	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.4	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022

4.5	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.6	Form of Pre-Funded Warrant	8-K	001-33678	4.1	1/16/2026
4.7	Amendment No. 1 to Pre-Funded Warrant	8-K	001-33678	4.1	6/17/26
31.1	Certification of the Principal Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

Date: July 30, 2026
	By:	/s/ Michael Kazley
Michael Kazley Chief Executive Officer, Chairman (principal executive officer)

Date: July 30, 2026
	By:	/s/ Tommy Law
Tommy Law Chief Financial Officer (principal financial officer)