Form 10-Q
period 2026-09-30
Stablecoin Development Corp
filed 2026-10-29
CIK 1389545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, there were 73,117,016 shares of the registrant’s common stock outstanding.

Stablecoin Development Corporation

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

On February 20, 2026, we effected a 1-for-5 reverse stock split of our common stock, par value $0.01 per share (the “Common Stock” and, such reverse stock split, the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,153	$7,958
Prepaid expenses and other current assets	673	717
Total current assets	7,826	8,675
Digital assets, at fair value	180,209	—
Other assets	181	360
TOTAL ASSETS	$188,216	$9,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Accounts payable	$—	$257
Accrued liabilities	455	396
Unsecured Convertible Notes, net of discounts	—	67
Operating lease liabilities	—	422
Total current liabilities	455	1,142
Warrant liabilities, at fair value	—	639,071
Operating lease liabilities-non-current	—	287
Deferred tax liabilities, net	5,598	—
Total liabilities	6,053	640,500

Commitments and contingencies (Note 7)

Mezzanine (temporary) equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; Series F Preferred Stock; 0 and 1,346,633 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	350

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 and 131 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	6
Common stock, $0.01 par value; 5,000,000,000 shares authorized, 51,751,359 and 25,216,436 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively*	518	252
Additional paid-in capital*	439,003	186,981
Accumulated deficit	(257,358)	(819,054)
Total stockholders’ equity (deficit)	182,163	(631,815)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$188,216	$9,035

*	After giving retroactive effect to the 1-for-5 Reverse Stock Split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Staking revenue	$2,140	$—	$6,809	$—

Unrealized gain on digital assets	58,828	—	30,869	—

Operating expenses:
General and administrative	5,007	1,211	13,272	5,803
Impairment of long-lived assets	—	87	—	676
Total operating expenses	5,007	1,298	13,272	6,479

Operating income (loss)	55,961	(1,298)	24,406	(6,479)

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	—	—	(5,302,617)	—
Non-cash gain on changes in fair value of warrant liabilities	—	—	5,846,899	—
Other expense, net	—	(77)	(1,422)	(190)
Total non-operating income (expense), net	—	(77)	542,860	(190)

Net income (loss) from continuing operations, before taxes	55,961	(1,375)	567,266	(6,669)
Income tax expense	5,598	—	5,570	—
Net income (loss) from continuing operations	50,363	(1,375)	561,696	(6,669)
Net income from discontinued operations, net of taxes (Note 13)	—	82	—	11,124
Net income (loss) attributable to common stockholders	$50,363	$(1,293)	$561,696	$4,455

Weighted average shares outstanding*:
Basic	218,632	1,175	168,610	1,134
Diluted	220,651	1,175	211,789	1,155

Basic and diluted net earnings (loss) per share attributable to common stockholders*:
Basic earnings (loss) per share from continuing operations	$0.23	$(1.17)	$3.33	$(5.88)
Basic earnings per share from discontinued operations	—	0.07	—	9.81
Basic earnings (loss) per share attributable to common stockholders	$0.23	$(1.10)	$3.33	$3.93

Diluted earnings (loss) per share from continuing operations	$0.23	$(1.17)	$2.65	$(5.77)
Diluted earnings per share from discontinued operations	—	0.07	—	9.63
Diluted earnings (loss) per share attributable to common stockholders	$0.23	$(1.10)	$2.65	$3.86

*	After giving retroactive effect to the 1-for-5 Reverse Stock Split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

									Total
	Redeemable						Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2025	1,347	$350	1	$6	25,216	$252	$186,981	$(819,054)	$(631,815)
Net income	—	—	—	—	—	—	—	552,403	552,403
Redemption of Series F Preferred Stock	(1,347)	(350)	—	—	—	—	—	—	—
Conversion of Unsecured Convertible Notes to Common Stock	—	—	—	—	7	—	128	—	128
Exercise of warrants	—	—	—	—	10	—	292	—	292
Reclassification of warrant liabilities	—	—	—	—	—	—	204,398	—	204,398
Other	—	—	(1)	(6)	49	—	6	—	—
Issuance of Common Stock in at the market offering, net	—	—	—	—	1,435	15	13,379	—	13,394
Stock-based compensation expense	—	—	—	—	—	—	25	—	25
Balance at March 31, 2026	—	—	—	—	26,717	267	405,209	(266,651)	138,825
Net loss	—	—	—	—	—	—	—	(41,070)	(41,070)
Exercise of warrants	—	—	—	—	22,615	226	24,197	—	24,423
Issuance of Common Stock in at the market offering, net	—	—	—	—	1,259	13	1,817	—	1,830
Stock-based compensation expense	—	—	—	—	—	—	3,236	—	3,236
Balance at June 30, 2026	—	—	—	—	50,591	506	434,459	(307,721)	127,244
Net income	—	—	—	—	—	—	—	50,363	50,363
Issuance of Common Stock in at the market offering, net	—	—	—	—	1,160	12	1,292	—	1,304
Stock-based compensation expense	—	—	—	—	—	—	3,252	—	3,252
Balance at September 30, 2026	—	$—	—	$—	51,751	$518	$439,003	$(257,358)	$182,163

									Total
	Redeemable						Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	(Deficit)
Balance at December 31, 2024	—	$—	1	$6	977	$10	$183,312	$(183,457)	$(129)
Net income	—	—	—	—	—	—	—	7,670	7,670
Exercise of warrants	—	—	—	—	186	2	612	—	614
Repurchase of warrants	—	—	—	—	—	—	(1,990)	—	(1,990)
Stock-based compensation expense	—	—	—	—	—	—	2	—	2
Balance at March 31, 2025	—	—	1	6	1,163	12	181,936	(175,787)	6,167
Net loss	—	—	—	—	—	—	—	(1,922)	(1,922)
Repurchase of warrants	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	—	—	1	—	1
Vesting of director restricted stock awards	—	—	—	—	1	0	0	—	0
Balance at June 30, 2025	—	—	1	6	1,164	12	181,936	(177,709)	4,245
Net loss	—	—	—	—	—	—	—	(1,293)	(1,293)
Issuance of Series D Preferred Stock, net of offering costs	—	—	481	3,786	—	—	—	—	3,786
Issuance of Series F Preferred Stock and cancellation of warrants in conjunction with Series F Agreements	1,987	525	—	—	—	—	(1,484)	—	(1,484)
Deemed capital contribution pursuant to Series F Agreements	—	—	—	—	—	—	433	—	433
Exercise of warrants	—	—	—	—	38	0	237	—	237
Dividend paid	—	—	—	—	—	—	—	(4,815)	(4,815)
Balance at September 30, 2025	1,987	$525	482	$3,792	1,202	$12	$181,122	$(183,817)	$1,109

*	After giving retroactive effect to the 1-for-5 Reverse Stock Split that became effective February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STABLECOIN DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$561,696	$4,455
Net income from discontinued operations, net of taxes	—	(11,124)
Adjustments to reconcile net income to net cash used in operating activities:
Staking rewards earned in SKY tokens	(6,809)	—
Stock-based compensation expense related to employee and director stock awards	6,513	6
Unrealized gain on digital assets	(30,869)	—
Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	5,302,617	—
Non-cash gain on changes in fair value of warrant liabilities	(5,846,899)	—
Non-cash right-of-use asset amortization	—	123
Non-cash impairment of long-lived assets	—	676
Amortization of debt discounts on convertible notes	3	84
Deferred income taxes	5,598	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44	51
Other assets	66	8
Accounts payable and accrued liabilities	(140)	178
Operating lease liabilities	(709)	(286)
Net cash used in operating activities, continuing operations	(8,889)	(5,829)

Investing activities:
Purchases of SKY tokens	(84,500)	—
Proceeds from redemption of stablecoins	51,000	—
Net cash used in investing activities, continuing operations	(33,500)	—

Financing activities:
Proceeds from sale of pre-funded warrants in private placement	25,001	—
Proceeds from issuance of Common Stock in at the market offering, net	16,528	—
Proceeds from warrant exercises	292	851
Payments on redemption of Series F Preferred Stock	(350)	—
Cash payment pursuant to Series F Agreements	—	(527)
Net proceeds from issuance of Series D Preferred Stock	—	3,786
Repayment of bridge loan	—	(507)
Payment on warrants purchases	—	(1,989)
Dividend paid	—	(4,815)
Net cash provided by (used in) financing activities, continuing operations	41,471	(3,201)

Net decrease in cash, cash equivalents, and restricted cash, continuing operations	(918)	(9,030)
Net increase in cash and cash equivalents, discontinued operations	—	10,825
Net (decrease) increase in cash, cash equivalents, and restricted cash	(918)	1,795
Cash, cash equivalents and restricted cash, beginning of period	8,225	907
Cash, cash equivalents and restricted cash of continuing operations, end of period	$7,307	$2,702

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$—	$8

Supplemental disclosure of non-cash information:
Digital assets and stablecoins received in exchange for pre-funded warrants	$109,031	$—
Warrant liabilities transferred to equity	204,398	—
Warrants exercised on a cashless basis	24,423	—
Conversions of preferred stock to Common Stock	6	—
Conversions of Unsecured Convertible Notes to Common Stock	128	—
Cancellation of Common Stock warrants pursuant to Series F Agreements	—	1,484
Deemed capital contribution	—	433

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

On January 16, 2026, the Company completed a private placement of pre-funded warrants to purchase an aggregate of 167,539,227 shares of Common Stock for aggregate gross proceeds of approximately $134.0 million, consisting of approximately $25.0 million in cash and approximately $109.0 million in SKY tokens and stablecoins (the “January 2026 Private Placement”). The proceeds from the January 2026 Private Placement, together with proceeds from any future capital raises, are intended to support a multi-year capital allocation strategy focused on acquiring and holding a portfolio of select digital assets that exhibit revenue-generating characteristics, consistent with the Company’s operating and risk framework. SKY, the governance token of the Sky Protocol, is currently the only digital asset approved for investment under such framework; stablecoins the Company receives or holds from time to time as transaction consideration or as a medium for liquidity management are not investments under the framework. See Note 8, “Financing Activities,” and Note 10, “Common Stock Warrants and Warrant Liabilities,” for additional information regarding the January 2026 Private Placement.

SKY, the governance token of the Sky Protocol, is currently the only digital asset deployed under the Company’s current strategy and represents the Company’s primary digital asset holding. As of September 30, 2026, the Company held 2,321,079,862 SKY tokens, representing approximately 10% of the total supply of SKY at such date. The Company’s SKY holdings are deployed in staking activities within the Sky Protocol ecosystem, and the Company’s staked SKY carries governance voting rights in the Sky Protocol.

The Company intends to hold digital assets as part of a long-duration strategic position. The Company retains discretion to monetize a portion of its digital asset holdings if and when management determines it appropriate to do so.

On April 2, 2026, the Company’s corporate name change from NovaBay Pharmaceuticals, Inc. to Stablecoin Development Corporation became legally effective. On April 6, 2026, the Company’s Common Stock commenced trading on the NYSE American, LLC (“NYSE American”) under the new ticker symbol “SDEV”. The name change and new ticker symbol reflect the Company’s strategic repositioning as an on-chain holding company focused on protocol-aligned digital asset ecosystems and are reflected throughout this report.

The Company is incorporated under the laws of the State of Delaware. The Company has one operating and reportable segment encompassing its operations as of September 30, 2026.

On February 20, 2026, we effected a 1-for-5 reverse stock split (the “Reverse Stock Split”). Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this quarterly report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Discontinued Operations

Historical financial results related to each of the Company’s divested businesses and assets are now presented as discontinued operations in the Company’s unaudited condensed financial statements (see Note 13, “Divestitures”).

Liquidity

Based on funds available as of September 30, 2026, management believes that the Company’s existing cash and cash equivalents, access to its ATM Program (as defined in Note 8, “Financing Activities”) and its ability, if needed, to monetize a portion of its unencumbered SKY token holdings are expected to be sufficient to fund its planned operating expenses for at least twelve months from the issuance of these financial statements. Under the ATM Program, approximately $83.2 million of Common Stock remained available for issuance as of September 30, 2026. However, there may be unknown or potential future claims and liabilities that may arise or changing circumstances that may cause the Company to expend cash significantly faster than currently anticipated because of factors beyond its control. Beyond twelve months, the Company’s ability to fund growth and meet obligations will depend on market conditions and access to capital on acceptable terms.

Subsequent to September 30, 2026 and through October 26, 2026, the Company sold an aggregate of 15,801,547 shares of Common Stock under the ATM Program for aggregate net proceeds of approximately $45.9 million. As of October 26, 2026, approximately $36.4 million of Common Stock remained available for issuance under the ATM Program. See Note 16, “Subsequent Events,” for additional information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and are expressed in U.S. dollars. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A (the “Form 10-K”).

The unaudited condensed balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. In management’s opinion, the accompanying unaudited condensed financial statements reflect all normal recurring adjustments necessary for their fair presentation. There have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on the unaudited condensed financial statements. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the fair value measurement of digital assets, warrant liabilities (including the determination of the principal market for digital assets and the reference price used to measure warrant liabilities), stock-based compensation, income taxes and other contingencies.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid instruments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents were held at financial institutions in the United States.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash reported in the unaudited condensed balance sheets (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$7,153	$7,958
Restricted cash included in current assets	154	—
Restricted cash included in other assets	—	267
Total cash, cash equivalents, and restricted cash in the unaudited condensed statements of cash flows	$7,307	$8,225

The restricted cash amounts included in other current assets on the unaudited condensed balance sheets represent a certificate of deposit held as collateral for the Company’s credit card account.

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

The Company’s SKY tokens may be held through a combination of qualified third-party custody and self-custody using a third-party key management platform. As of September 30, 2026, substantially all of the Company’s SKY tokens were staked and, because staking requires on chain deployment that cannot be executed from a custodial account, were held in self-custody with a single key management infrastructure provider, representing approximately 96% of the Company’s total assets. A failure, security breach, or operational disruption affecting this provider could impair the Company’s ability to access or safeguard a substantial majority of its digital assets. See Note 5, “Digital Assets,” for additional information.

The Company holds a significant position in SKY tokens, which represented approximately 96% of total assets and approximately 10% of the total supply of SKY available in the market as of September 30, 2026. This concentration exposes the Company to SKY token price volatility and to other risks associated with SKY tokens, including risks relating to liquidity, custody, and regulation. The size of the Company’s position relative to total market supply may also limit its ability to dispose of SKY tokens without affecting the market price. Because SKY is issued and governed within a single blockchain ecosystem, the Company is also exposed to risks affecting the Sky Protocol ecosystem as a whole. These include reductions in protocol-generated revenue that funds staking rewards, adverse governance outcomes, competition from other stablecoin or decentralized finance platforms, operational or security incidents affecting the Ethereum blockchain or the Sky Protocol smart contracts, and concentration of SKY ownership among Sky Protocol core contributors and other ecosystem participants. See Note 5, “Digital Assets.”

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

The Company follows the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under this standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. There are three levels of inputs that may be used to measure fair value:

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

See additional information in Note 3, “Fair Value Measurements.”

Digital Assets

The Company’s digital assets currently consist only of SKY tokens. The Company accounts for its digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. Digital assets purchased are initially recorded at cost, including capitalized exchange trading fees. Digital assets received as staking rewards are initially recorded at the fair value of the tokens when earned. Digital assets are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings. Fair value is determined using the quoted price of the digital asset in its principal market (Coinbase Exchange for SKY tokens) as of midnight UTC on the reporting date. The Company uses the specific identification method to determine the cost basis of digital assets for purposes of calculating gains and losses upon disposition.

Digital assets are classified as non-current assets on the Company’s unaudited condensed balance sheets, reflecting the Company’s intent and ability to hold and stake SKY tokens on a long-term basis as part of its ongoing participation in the Sky Protocol.

Impairment of Long-Lived Assets

The Company recorded $87 thousand in long-lived assets impairment losses during the three months ended September 30, 2025, consisting of $3 thousand for fixed assets including leasehold improvements and $84 thousand for operating lease right-of-use assets and no comparable impairment for the three months ended September 30, 2026.

The Company recorded $676 thousand in long-lived assets impairment losses during the nine months ended September 30, 2025, consisting of $33 thousand for fixed assets including leasehold improvements and $643 thousand for operating lease right-of-use assets and no comparable impairment for the nine months ended September 30, 2026.

Common Stock Warrants

The Company accounts for Common Stock purchase warrants issued in connection with its equity offerings in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”).

The Company classifies as equity any warrants that (i) require physical share settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement (physical share settlement or net-share settlement). The Company classifies as liabilities any warrants that (i) require net-cash settlement, (ii) give the counterparty a choice of net-cash settlement, physical settlement, or net-share settlement. In accordance with ASC 815, the Company also classifies as liabilities any warrants for which the shares underlying the contract are subject to stockholder approval before the warrant can be exercised. The Company also classifies as liabilities any warrants that are not considered indexed to the Company’s own stock, including warrants containing anti-dilution or similar adjustment provisions that do not qualify for the scope exception for standard down-round features.

For warrants that are classified as liabilities, the Company records the fair value of the warrants upon issuance and at each balance sheet date with changes in the estimated fair value recorded as a non-cash gain or loss in the unaudited condensed statements of operations. Warrants that contain nominal exercise prices are economically similar to common stock and do not require assumptions related to volatility, expected term, or other option-pricing inputs. Such warrants are measured based on intrinsic value, calculated as the excess of the Company’s Common Stock price over the exercise price, multiplied by the number of warrant shares outstanding. The fair values of other liability-classified warrants, if any, are determined using appropriate valuation techniques such as the Black-Scholes option pricing model. These values are subject to a significant degree of management’s judgment. See Note 10, “Common Stock Warrants and Warrant Liabilities.”

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10. The Company recognizes the financial statement effects of a tax position only when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination by the relevant taxing authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in the related tax liability line in the unaudited condensed balance sheets.

Net Income (Loss) per Share

The Company computes net income or loss per share by presenting both basic and diluted loss per share (“EPS”) as shown in the unaudited condensed statements of operations.

Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares of Common Stock issuable upon exercise of the January 2026 Pre-Funded Warrants and the October 2025 Pre-Funded Warrants, which are exercisable for nominal consideration, are included in the weighted average number of common shares outstanding used to compute basic EPS beginning March 12, 2026, the date the Company obtained stockholder approval for the issuance of the underlying shares. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. Potentially dilutive common share equivalents are excluded from the diluted EPS computation in net loss periods if their effect would be anti-dilutive.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted income (loss) per share:
Net income (loss) from continuing operations	$50,363	$(1,375)	$561,696	$(6,669)
Net income from discontinued operations, net of taxes	—	82	—	11,124
Net income (loss) attributable to common stockholders	$50,363	$(1,293)	$561,696	$4,455

Denominator for income (loss) per share:
Weighted average shares outstanding – basic (diluted for net loss)	218,632	1,175	168,610	1,134
Effect of dilutive Pre-Funded Warrants	—	—	39,565	—
Effect of dilutive in-the-money warrants and RSUs	2,019	—	3,614	21
Weighted average shares outstanding – diluted for net income	220,651	1,175	211,789	1,155

The following outstanding preferred stock, stock options and stock warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock equivalent of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”)	—	3	—	3
Stock options and RSUs	15,446	1	15,446	1
Stock warrants	7	20	4	20
	15,453	24	15,450	24

*	After giving retroactive effect to the 1-for-5 Reverse Stock Split that became effective February 20, 2026.

Revenue Recognition

The Company’s revenue consists of rewards earned through participation in the Sky Protocol’s staking program. The Company has applied the principles underlying ASC 606, Revenue from Contracts with Customers (“ASC 606”) by analogy in determining the presentation, timing, and measurement of staking revenue by following the five steps: (i) identify the contract, (ii) identify the performance obligation, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation and (v) determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

Staking rewards are earned and recognized as revenue at the time the Sky Protocol’s staking smart contract allocates rewards to the Company’s staking position, and are measured at the fair value of the SKY tokens when earned. Rewards accrue and are allocated to the Company’s staking position by the protocol’s smart contract on a per-Ethereum-block basis (approximately every 12 seconds), based on the quantity of SKY tokens staked and the reward rate established through Sky Protocol governance. Fair value is determined using the quoted spot price on Coinbase Exchange, which the Company has determined to be the principal market for SKY tokens.

Recent Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses 33 issues across a range of topics intended to clarify, correct, or improve GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis. Aside from Issue 4 (which requires retrospective application), entities may elect to apply the amendments either prospectively or retrospectively to the beginning of the earliest period presented, on an issue-by-issue basis. The amendments to Topic 260, Earnings Per Share, regarding the calculation of diluted earnings per share when a loss from continuing operations exists are required to be applied retrospectively. The Company is currently evaluating the effect that the adoption of ASU 2025-12 will have on its unaudited condensed financial statements and related disclosures, including the potential effect on diluted earnings per share for prior periods presented.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the scope, form and content, and disclosure requirements applicable to interim financial statements prepared in accordance with GAAP, including by consolidating in Topic 270 a list of the interim disclosure requirements that are currently located throughout the Codification and adding a principle requiring disclosure of events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2025-11 will have on its unaudited condensed financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the statements of operations. ASU 2024-03 does not change the requirements for the presentation of expenses on the face of the statements of operations. Under ASU 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the statements of operations if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on its unaudited condensed financial statements and related disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
	Balance at	for	Other	Significant
	September	Identical	Observable	Unobservable
	30,	Items	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Restricted cash held as a certificate of deposit	$154	$154	$—	$—
SKY digital assets	$180,209	$180,209	$—	$—

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

SKY digital assets are measured at fair value on a recurring basis using quoted prices in the Company’s principal market (Level 1 inputs) in accordance with ASC 820. The Company did not hold any digital assets as of December 31, 2025.

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

The warrant liabilities as of December 31, 2025 were measured at fair value based on the intrinsic value of the warrants, determined using the quoted market price of the Company’s Common Stock at the measurement date. Because the warrants themselves were not actively traded and the valuation relied on observable market inputs other than quoted prices for identical instruments, the liabilities were classified within Level 2 of the fair value hierarchy.

Warrant Liabilities

Pre-funded warrants with a nominal exercise price are economically similar to common stock and are measured based on intrinsic value, calculated as the market price of the Company’s Common Stock less the nominal exercise price, multiplied by the number of warrant shares outstanding. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. Accordingly, there were no warrant liabilities outstanding as of September 30, 2026 or September 30, 2025.

The fair value of the January 2026 Pre-Funded Warrants (as defined in Note 8, “Financing Activities”) at issuance was determined using the closing price of the Company’s Common Stock on January 20, 2026 (the first trading day following the announcement of the January 2026 Private Placement, which was made after market close on January 16, 2026).

See Note 10, “Common Stock Warrants and Warrant Liabilities” for additional information and the definitions related to the Company’s warrants.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid insurance	$118	$299
Deferred financing costs	276	241
Restricted cash	154	—
Other	125	177
Total prepaid expenses and other current assets	$673	$717

NOTE 5. DIGITAL ASSETS

The Company holds SKY tokens, which it acquired in connection with the January 2026 Private Placement and through subsequent purchases on digital asset exchanges. The Company also receives additional SKY tokens through participation in the Sky Protocol’s staking program, as described below.

The following table summarizes the Company’s digital asset holdings as of September 30, 2026 (in thousands, except number of tokens):

Crypto Asset	Number of Units / Tokens	Cost Basis	Fair Value	Cumulative Unrealized Gain
SKY tokens	2,321,079,862	$149,340	$180,209	$30,869

The Company did not hold any digital assets as of December 31, 2025.

As of September 30, 2026, the Company’s digital assets were not subject to any contractual sale restrictions.

The following table presents a roll forward of the Company’s digital asset holdings for the period ended September 30, 2026 (in thousands, except number of tokens):

	Number of Tokens	Fair Value
Balance at December 31, 2025	—	$—
Additions:
Received in connection with the January 2026 Private Placement	943,599,689	58,031
Purchased on digital asset exchanges	1,275,778,785	84,500
Received as staking rewards	101,701,388	6,809
Dispositions	—	—
Net change in fair value	N/A	30,869
Balance at September 30, 2026	2,321,079,862	$180,209

The Company recognized unrealized gain of $58.8 million and $30.9 million on its digital assets during the three and nine months ended September 30, 2026, respectively, representing the change in fair value of SKY tokens held during the period. The Company did not dispose of any SKY tokens during the three and nine months ended September 30, 2026, and accordingly, no realized gains or losses were recognized on SKY tokens.

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

Native Staking

The Company participates in the Sky Protocol’s staking program by locking SKY tokens directly into the protocol’s staking smart contract through wallets controlled by the Company. Unstaking is not subject to any fixed lockup, unbonding period, or exit queue: SKY may be staked and unstaked, and rewards claimed, at any time and in any amount, with no minimum. There is no lockup and, currently, no exit fee. The staking module includes a governance-settable exit fee parameter that is currently set to zero, and exit parameters are governance-adjustable.

As of September 30, 2026, the Company had staked 2,320,499,452 SKY tokens. During the three and nine months ended September 30, 2026, the Company received 34,568,488 SKY tokens and 101,701,388 SKY tokens, respectively, with a fair value of $2.1 million and $6.8 million, respectively, from staking rewards, which was recognized as revenue. See Note 2, “Summary of Significant Accounting Policies,” for the Company’s revenue recognition policy related to staking rewards.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Professional Services	$84	$40
Employee payroll and benefits	238	33
Taxes	95	247
Interest on Unsecured Convertible Notes	—	58
Other	38	18
Total accrued liabilities	$455	$396

NOTE 7. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In the normal course of business, the Company provides indemnification of varying scope under its agreements with other entities, including its service providers, vendors, and counterparties. Additionally, the Company provided for certain indemnification obligations in connection with the Avenova Asset Divestiture and PhaseOne Divestiture (see Note 13, “Divestitures”). The potential future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains liability insurance policies that limit its exposure. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2026 or December 31, 2025.

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

Leases

The Company previously leased office space for its corporate headquarters located in Emeryville, California. On June 30, 2026, the Company terminated the lease early, pursuant to a lease termination agreement, prior to the original lease expiration date. In connection with the early termination, the Company made a lease termination fee payment of approximately $569 thousand pursuant to the lease termination agreement and derecognized the remaining lease liability of approximately $522 thousand, resulting in the recording of a net loss on lease termination of approximately $47 thousand, included in general and administrative expenses in the unaudited condensed statements of operations for the nine months ended September 30, 2026. No impairment of right-of-use assets was recorded during the three or nine months ended September 30, 2026, as the Company’s right-of-use assets were fully impaired during 2025. During the nine months ended September 30, 2025, the Company recorded an impairment of right-of-use assets of $643 thousand associated with the lease.

Lease costs for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease – expense*	$—	$50	$28	$173
Operating lease – included in operating cash flow *	—	103	167	287

*	Excludes lease termination fee of $569 thousand

The Company has measured its operating lease liabilities as the present value of minimum lease payments using its incremental borrowing rate over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate for operating leases from continuing operations are summarized as follows:

	For the Period Ended September 30,
	2026	2025
Weighted-average remaining lease term (in years)	—	1.8
Weighted-average discount rate	—%	5%

The Company had no future minimum lease payments under non-cancelable leases as of September 30, 2026, as its lease agreement was terminated on June 30, 2026.

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

During the three months ended September 30, 2026, the Company sold 1,160,636 shares of Common Stock under the ATM Program for aggregate gross proceeds of $1.3 million and net proceeds of approximately $1.3 million, after deducting a nominal amount of sales agent commissions and other offering costs. During the nine months ended September 30, 2026, the Company sold 3,854,399 shares of Common Stock under the ATM Program for aggregate gross proceeds of $16.8 million and net proceeds of approximately $16.5 million, after deducting sales agent commissions and other offering costs of approximately $0.3 million. As of September 30, 2026, approximately $83.2 million of Common Stock remained available for issuance under the ATM Program.

January 2026 Private Placement

On January 16, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) underlying the January 2026 Private Placement with each of R01 Fund LP (“R01”), Framework Ventures IV L.P. (“Framework”), Tether Investments, S.A. de C.V. (“Tether”) and Sky Frontier Foundation (“SFF” and, together with R01, Framework and Tether, the “Purchasers”). Each of R01, Framework and Tether was, as of September 30, 2026, a significant holder of the Company’s securities. R01 Capital LLC is the general partner of R01 Fund LP. R01 Capital Manager LLC is the investment manager for R01 Capital LLC. Michael Kazley, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), is the managing member of R01 Capital Manager LLC. Pursuant to the January 2026 Private Placement, the Company issued and sold pre-funded warrants (the “January 2026 Pre-Funded Warrants”) to purchase an aggregate of 167,539,227 shares of Common Stock for aggregate gross proceeds of approximately $134.0 million, consisting of approximately $25.0 million in cash, 35.0 million USDT and 16.0 million USDS stablecoins (with an aggregate value of approximately $51.0 million at the time of the placement), and 943,599,689 SKY tokens (with an aggregate value of approximately $58.0 million at the time of the placement). The value of the stablecoins and SKY tokens was determined based on their respective fair values as of the closing date of the placement.

The amount paid at closing for each January 2026 Pre-Funded Warrant was $0.80, and the January 2026 Pre-Funded Warrants are exercisable at an exercise price of $0.05 per underlying share of Common Stock. The January 2026 Pre-Funded Warrants become exercisable on a tiered basis, with 20% becoming exercisable six months after execution of the January 2026 Private Placement, 30% becoming exercisable nine months after execution, and the remaining 50% becoming exercisable twelve months after execution. The January 2026 Pre-Funded Warrants are also subject to a beneficial ownership limitation that restricts a holder from exercising the warrants to the extent such exercise would result in the holder, together with its affiliates and certain attribution parties, beneficially owning in excess of 4.99% (or, at the election of the holder prior to issuance, 9.99%) of the Company’s outstanding Common Stock. The January 2026 Pre-Funded Warrants contain anti-dilution adjustment provisions that adjust the number of shares issuable upon exercise of the warrants upon the occurrence of specified dilutive issuances of securities by the Company at a price per share less than $0.85, the per-share purchase price of the January 2026 Pre-Funded Warrants (consisting of the $0.80 per share paid at closing and the $0.05 per share exercise price), subject to specified excluded issuances. The Purchasers of the January 2026 Pre-Funded Warrants are also subject to a daily volume limitation on resales, under which each Purchaser’s aggregate sales (together with its affiliates) on any trading day may not exceed 10% of the trailing 30-trading-day average daily trading volume of the Common Stock.

October 2025 Pre-Funded Warrants

On October 16, 2025, the Company issued and sold pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to R01 and Framework in two transactions for aggregate net proceeds of approximately $5.9 million. The purchase price was $5.50 per October 2025 Pre-Funded Warrant, representing 110% of the closing price of the Common Stock on the day before the issuance, less the $0.05 exercise price for each such October 2025 Pre-Funded Warrant. At the time of issuance, the October 2025 Pre-Funded Warrants represented the right to purchase an aggregate of 1,081,082 shares of Common Stock at an exercise price of $0.05 per share. The October 2025 Pre-Funded Warrants are subject to a beneficial ownership limitation that restricts a holder from exercising the warrants to the extent such exercise would result in the holder, together with its affiliates and certain attribution parties, beneficially owning in excess of 9.9% of the Company’s outstanding Common Stock.

The October 2025 Pre-Funded Warrants contain anti-dilution adjustment provisions that adjust the exercise price and the number of shares issuable upon exercise of the warrants upon the occurrence of specified dilutive issuances of securities by the Company. In October 2025, the conversion of the Company’s outstanding Series D Preferred Stock and Series E Preferred Stock into Common Stock triggered the anti-dilution adjustment provisions. As a result, (i) the exercise price of the October 2025 Pre-Funded Warrants was reduced to $0.002385 per share, and (ii) the number of shares issuable upon exercise of the October 2025 Pre-Funded Warrants increased to 22,664,040 shares.

2025 Preferred Stock Purchase Agreement

On August 19, 2025, the Company entered into a securities purchase agreement (the “2025 Preferred Stock Purchase Agreement”) with David E. Lazar that provided for the Company to sell in a private placement (i) an aggregate of 481,250 shares of Series D non-voting convertible preferred stock, par value $0.01 per share (the “Series D Preferred Stock”) convertible into an aggregate of 15.4 million shares (the “Series D Conversion Shares”) of the Company’s Common Stock for $3.85 million and (ii) an aggregate of 268,750 shares of Series E non-voting convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”) convertible into an aggregate of 8.6 million shares (together with the Series D Conversion Shares, the “Conversion Shares”) of Common Stock for an additional $2.15 million (collectively, the “Investment”).

Simultaneous to entering into the 2025 Preferred Stock Purchase Agreement on August 19, 2025, Mr. Lazar completed the purchase of the 481,250 shares of Series D Preferred Stock from the Company at a price of $8.00 per share for aggregate gross proceeds to the Company of $3.85 million (the “Initial Series D Preferred Purchase”), but Mr. Lazar did not complete the purchase of the 268,750 shares of Series E Preferred Stock at that time. The 2025 Preferred Stock Purchase Agreement provided for the ability of Mr. Lazar to assign, transfer and/or sell his shares of Series D Preferred Stock, Series E Preferred Stock, the Conversion Shares and/or his right to acquire such securities.

On October 9, 2025, Mr. Lazar entered into a securities purchase agreement with R01 and Framework to transfer and assign to R01 and Framework all of Mr. Lazar’s right, title and interest in (i) 441,326 outstanding shares of Series D Preferred Stock and (ii) the unexercised rights and obligations to purchase all 268,750 shares of Series E Preferred Stock (together with the Series D Preferred Stock, the “Transferred Stock” and the transactions contemplated by the aforementioned securities purchase agreement, the “Lazar Sale”), each of which were purchased from the Company by Mr. Lazar pursuant to the 2025 Preferred Stock Purchase Agreement. On October 16, 2025, pursuant to the 2025 Preferred Stock Purchase Agreement, the Company filed the certificate of designations relating to the Series E Preferred Stock and issued 268,750 shares to R01 and Framework for gross proceeds of approximately $2.2 million (the “Series E Preferred Closing” and together with the Lazar Sale, the “2025 Preferred Stock Issuance”). Each share of Series E Preferred Stock shall convert at the option of the holder or, otherwise, shall automatically convert 30 business days after receiving stockholder approval, into 32 shares of Common Stock, for an aggregate of 8.6 million shares of Common Stock. On October 21, 2025, at the option of the holders, 268,750 shares of Series E Preferred Stock were converted into 8.6 million shares of Common Stock.

2025 Warrant Exchange and Issuance of Series F Preferred Stock

On August 19, 2025, simultaneous with the signing of the 2025 Preferred Stock Purchase Agreement, the Company entered into warrant exchange agreements (the “Series F Agreements”) with each of Anson Investments Master Fund LP, Hudson Bay Capital Management LP and Armistice Capital, LLC (collectively, the “Series F Holders”). The Series F Agreements provide for the irrevocable surrender and cancellation of all warrants beneficially owned by the Series F Holders, in exchange for the Company issuing (i) an aggregate of 1,986,565 shares of Series F voting retractable preferred stock (the “Series F Preferred Stock”) and (ii) an aggregate cash payment of $525,000 to the Series F Holders. Warrants exercisable for an aggregate of 397,657 shares of Common Stock were surrendered and cancelled in conjunction with the Series F Agreements. The Series F Agreements also include a “most favored nations” provision that would increase the amount paid to the Series F Holders if, after the effective date of the Series F Agreements, another holder of the Company’s Common Stock purchase warrants receives a higher amount per underlying warrant; except that this provision shall not apply to (i) settlements with retail investor warrant holders that (1) individually is less than or equal to six and thirty hundredths percent (6.30%) of a Series F Holder’s total warrants outstanding or (2) in the aggregate is less than or equal to twelve and seventy hundredths percent (12.70%) of a Series F Holder’s total warrants outstanding or (ii) prior warrant settlements by the Company.

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

In December 2025, holders converted $350 thousand aggregate principal amount of Unsecured Convertible Notes into 14,286 shares of Common Stock. In January 2026, the remaining $175 thousand aggregate principal amount of Unsecured Convertible Notes was converted into 7,144 shares of Common Stock. The conversions were accounted for as partial extinguishments of debt at carrying value in accordance with ASC 470. As of September 30, 2026, no Unsecured Convertible Notes remained outstanding.

Interest expense recognized in connection with the Unsecured Convertible Notes, including amortization of issuance costs and debt discount, was $0 and $77 thousand for the three months ended September 30, 2026 and 2025, respectively, and was included in other expense, net in the unaudited condensed statements of operations. During the nine months ended September 30, 2026 and 2025, interest expense recognized, including amortization of the issuance costs and debt discount, was $3 thousand and $170 thousand, respectively, which was included in other expense, net in the unaudited condensed statements of operations.

NOTE 10. COMMON STOCK WARRANTS AND WARRANT LIABILITIES

The following table summarizes Common Stock warrant activity for the period ended September 30, 2026 and the number of warrants outstanding as of September 30, 2026. Weighted average exercise prices are presented per issuable share.

	July 2020 Warrants	TLF Warrants	November 2021 Warrants	September 2022 Warrants	November 2022 A-1 Warrants	December 2023 Warrants	June 2024 Warrants	July 2024 Series F-1 Warrants	October 2025 Pre- Funded Warrants*	January 2026 Pre- Funded Warrants	Total Warrants
December 31, 2025	784	3	2,832	332	454	5,341	4,511	2,900	1,081,082	—	1,098,239
Pre-Funded Warrants granted	—	—	—	—	—	—	—	—	—	167,539,227	167,539,227
Warrants exercised	—	—	—	—	—	(5,341)	(4,511)	—	(1,081,082)	—	(1,090,934)
Warrants expired	(784)	(3)	—	—	—	—	—	—	—	—	(787)
Warrants issued for 1-for-5 Reverse Stock Split due to rounding feature	—	—	3	1	—	—	—	—	—	—	4
September 30, 2026	—	—	2,835	333	454	—	—	2,900	—	167,539,227	167,545,749

Weighted Average Price per share at September 30, 2026	expired	expired	$557.65	$1,102.50	$1,102.50	fully exercised	fully exercised	$3.30	fully exercised	$0.05	$0.06
Expiration Date	expired	expired	September 11, 2028	September 11, 2028	November 20, 2028	fully exercised	fully exercised	July 30, 2029	fully exercised	Do not expire

*	exercisable for an aggregate of 22,664,040 shares of Common Stock

There was no warrant activity during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company received net proceeds of $0.2 million from warrant exercises.

Total net proceeds from warrant exercises during the nine months ended September 30, 2026 and 2025 was $292 thousand and $851 thousand, respectively.

January 2026 Pre-Funded Warrants

See Note 8, “Financing Activities,” for the issuance terms of the January 2026 Pre-Funded Warrants.

The January 2026 Pre-Funded Warrants were classified as a liability from the date of issuance because stockholder approval was required before they could be exercised, and were measured at intrinsic value at each reporting date based on the quoted market price of the Company’s Common Stock less the per-share exercise price, multiplied by the number of shares of Common Stock issuable upon exercise. The January 2026 Pre-Funded Warrants contain anti-dilution provisions that adjust the number of shares issuable upon exercise upon specified dilutive issuances at a price per share less than $0.85, the per-share purchase price of the January 2026 Pre-Funded Warrants (consisting of the $0.80 per share paid at closing and the $0.05 per share exercise price), subject to specified excluded issuances. The Purchasers of the January 2026 Pre-Funded Warrants are also subject to a daily volume limitation on resales, under which each Purchaser’s aggregate sales (together with its affiliates) on any trading day may not exceed 10% of the trailing 30-trading-day average daily trading volume of the Common Stock. The issuance-date fair value of the January 2026 Pre-Funded Warrants exceeded the cash and other consideration received, resulting in the recognition of a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of $5.3 billion during the three months ended March 31, 2026. On March 12, 2026, the Company obtained the requisite stockholder approval, at which time the January 2026 Pre-Funded Warrants were reclassified to stockholders’ equity at their fair value on the date of approval.

October 2025 Pre-Funded Warrants

See Note 8, “Financing Activities,” for the issuance terms of the October 2025 Pre-Funded Warrants.

The October 2025 Pre-Funded Warrants were classified as a liability from the date of issuance because stockholder approval was required before they could be exercised, and were measured at intrinsic value at each reporting date based on the quoted market price of the Company’s Common Stock less the per-share exercise price, multiplied by the number of shares of Common Stock issuable upon exercise. The October 2025 Pre-Funded Warrants contained anti-dilution provisions that, upon specified events including dilutive issuances and conversions of convertible securities, adjusted the exercise price and the number of shares issuable upon exercise.

On March 12, 2026, the Company obtained the requisite stockholder approval for the issuance of shares underlying the October 2025 Pre-Funded Warrants. Notwithstanding receipt of such approval, the October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company’s own stock under ASC 815, as a result of the anti-dilution provisions described above.

On June 12, 2026, the Company agreed with R01, and on June 15, 2026, the Company agreed with Framework, in each case, to amend the October 2025 Pre-Funded Warrants to remove certain restrictions on exercisability. On June 15, 2026, following such amendments, each of R01 and Framework fully exercised their respective October 2025 Pre-Funded Warrants on a cashless basis, with each receiving 11,307,300 shares of Common Stock after the withholding of 24,720 shares representing the cashless exercise price, resulting in the issuance of an aggregate of 22,614,600 shares of Common Stock. The 1,081,082 October 2025 Pre-Funded Warrants were exercisable for an aggregate of 22,664,040 shares of Common Stock as a result of the anti-dilution adjustments described above; upon cashless exercise, 49,440 shares were withheld for the exercise price and 22,614,600 net shares of Common Stock were issued. As a result, there were no warrant liabilities outstanding as of September 30, 2026. In connection with the amendments, the October 2025 Pre-Funded Warrants were remeasured at intrinsic value immediately prior to exercise, consistent with the Company’s existing quarterly measurement policy for these warrants; the resulting change in fair value was not attributable to the terms of the amendments themselves. Changes in fair value through the respective dates of exercise were recorded as non-cash gain or loss in the unaudited condensed statements of operations.

July 2024 Series F-1 Warrants and Series F-3 Warrants

In July 2024, in connection with the Company’s underwritten public offering completed on July 29, 2024, the Company issued Series F-1 Warrants and Series F-3 Warrants at an initial exercise price of $5.50 per share, exercisable immediately upon issuance and expiring on July 30, 2029. The Series F-1 Warrants and Series F-3 Warrants were classified as a component of permanent equity. On September 27, 2024, a one-time down round feature adjustment was triggered, reducing the exercise prices to $3.30 per share. The Series F-1 Warrants are subject to a 4.99% beneficial ownership limitation (or, at the election of the holder prior to issuance, 9.99%) that restricts a holder from exercising the warrants to the extent such exercise would result in the holder beneficially owning in excess of the applicable percentage of the Company’s outstanding Common Stock.

In March 2025, the Company entered into three separate confidential settlement and release agreements (collectively, the “Settlement Agreements”) with each of Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), Bigger Capital Fund, LP (“Bigger”) and District 2 Capital Fund LP (“District 2,” and together with Sabby and Bigger, the “Warrant Holders”) to settle certain disputed matters relating to warrants held by the Warrant Holders, including the Series F-1 Warrants and the Series F-3 Warrants. In connection with the Settlement Agreements, Series F-1 Warrants exercisable for 254,545 shares of Common Stock and Series F-3 Warrants exercisable for 148,988 shares of Common Stock were repurchased by the Company. The repurchase was recorded as a $2.0 million reduction of additional paid-in capital in the unaudited condensed balance sheets.

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

Other Outstanding Warrants

As of September 30, 2026, the Company had outstanding Common Stock purchase warrants issued in prior periods that are classified as a component of permanent equity, including the November 2021 Warrants, the September 2022 Warrants, and the November 2022 A-1 Warrants, as outlined in the table above. There was no exercise, repurchase, or other activity related to these warrants during the period ended September 30, 2026. The July 2020 Warrants and the TLF Warrants, which had been outstanding at December 31, 2025, expired in accordance with their terms during the period ended September 30, 2026.

Summary of Common Stock Warrant Liabilities

The following roll forward presents the Company’s warrant liabilities measured at fair value during the period ended September 30, 2026 (in thousands)

Warrant liabilities as of December 31, 2025	$639,071
Fair value of January 2026 Pre-Funded Warrants upon issuance	5,436,649
Decrease in fair value of warrant liabilities	(5,846,899)
Reclassification of January 2026 Pre-Funded Warrant liabilities to equity during period	(204,398)
Exercise of October 2025 Pre-Funded Warrants	(24,423)
Warrant liabilities as of September 30, 2026	$—

The October 2025 Pre-Funded Warrants and January 2026 Pre-Funded Warrants, which have a nominal exercise price, are measured at intrinsic value, calculated as the quoted market price of the Company’s Common Stock less the per-share exercise price, multiplied by the number of shares of Common Stock issuable upon exercise. On March 12, 2026, the Company obtained stockholder approval for the issuance of shares underlying the October 2025 and January 2026 Pre-Funded Warrants. Upon receipt of such approval, the January 2026 Pre-Funded Warrants were reclassified to stockholders’ equity at fair value on that date. The October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company’s own stock under ASC 815, as a result of certain anti-dilution provisions. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. Accordingly, there were no warrant liabilities outstanding as of September 30, 2026. See the discussions of the individual warrant series above.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Share Capital

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue up to 5,000,000,000 shares of Common Stock and up to 5,000,000 shares of preferred stock with rights and preferences as may be approved by the Company’s Board. On March 12, 2026, in connection with the Company’s special meeting of stockholders, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 1,500,000,000 to 5,000,000,000.

On September 2, 2026, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Delaware effecting the elimination of the Certificates of Designation for the Company’s Series A convertible preferred stock, Series B non-voting convertible preferred stock, Series C non-voting convertible preferred stock, Series D non-voting convertible preferred stock, Series E non-voting convertible preferred stock, and Series F voting retractable preferred stock, none of which remained outstanding. As a result, all 5,000,000 shares of the Company’s authorized preferred stock are undesignated as of September 30, 2026.

Reverse Stock Split

On February 20, 2026, the Company effected the 1-for-5 Reverse Stock Split of its Common Stock. In connection with the Reverse Stock Split, an aggregate of 45,912 shares of Common Stock were issued as a result of the rounding feature applicable to the Reverse Stock Split. Except as otherwise specifically noted, all share numbers, share prices, exercise/conversion prices and per share amounts in this report have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Series B Preferred Stock

As of December 31, 2025, 131 shares of Series B Preferred Stock were outstanding. During the three months ended March 31, 2026, all 131 outstanding shares of Series B Preferred Stock were converted into 3,013 shares of Common Stock. As of September 30, 2026, no shares of Series B Preferred Stock remained outstanding.

Series D Preferred Stock

On August 19, 2025, the Company issued 481,250 shares of Series D Preferred Stock in connection with the 2025 Preferred Stock Purchase Agreement (see Note 8, “Financing Activities”). In October 2025, following receipt of the required stockholder approval, each share of Series D Preferred Stock automatically converted into 32 shares of Common Stock, resulting in the issuance of an aggregate of 15.4 million shares of Common Stock. As of September 30, 2026, no shares of Series D Preferred Stock remained outstanding.

The Series D Preferred Stock was non-voting, except for certain protective provisions, and was entitled to dividends and liquidation rights on an as-converted-to-common basis. There were no redemption or repurchase rights that required cash settlement for the Series D Preferred Stock, and the Company was not obligated to redeem or repurchase any shares of the Series D Preferred Stock.

Series E Preferred Stock

On August 19, 2025, in connection with the 2025 Preferred Stock Purchase Agreement (see Note 8, “Financing Activities”), an investor committed to purchase 268,750 shares of Series E Preferred Stock convertible into an aggregate of 8.6 million shares of Common Stock. The purchase closed subsequent to September 30, 2025 on October 16, 2025 and the shares were converted into Common Stock upon election of the holders on October 21, 2025.

The rights and preferences of the Series E Preferred Stock is identical to those of the Series D Preferred Stock described above except that conversion is at the option of the holder rather than automatic.

Series F Preferred Stock

The Series F Voting Retractable Preferred Stock (“Series F Preferred Stock”) was redeemable in cash at the option of the holder following shareholder approval in October 2025 and was classified as mezzanine equity on the Company’s unaudited condensed balance sheet at its redemption value. After December 31, 2025, the Company had the ability to call the shares for redemption. During the three months ended March 31, 2026, the remaining 1,346,633 shares of Series F Preferred Stock were redeemed for an aggregate cash payment of $350 thousand. As of September 30, 2026, no shares of Series F Preferred Stock remained outstanding. See Note 8, “Financing Activities,” for additional information regarding the Series F Preferred Stock.

NOTE 12. STOCK-BASED COMPENSATION

Equity Compensation Plans

In January 2026, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which was approved by stockholders on March 12, 2026. The 2026 Plan provides for the grant of equity awards, including stock options, restricted stock, performance awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other share-based awards to employees, directors, consultants and advisors, as determined by the Compensation Committee of the Board (the “Committee”). Upon stockholder approval of the 2026 Plan, no further awards may be granted under the Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) or its 2007 Omnibus Incentive Plan (the “2007 Plan”); however, awards previously granted under the 2017 Plan and 2007 Plan remain outstanding and continue to be governed by the terms of those plans until exercised, settled, forfeited or otherwise canceled in accordance with their terms.

Upon adoption, the 2026 Plan allowed for awards of up to 22,223,927 shares of the Company’s Common Stock, plus an automatic annual increase in the number of shares authorized for awards on the first day of each of the Company’s fiscal years beginning January 1, 2027 through January 1, 2036, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of Common Stock as determined by the Board. Under the terms of the 2026 Plan, the exercise price of stock options and SARs may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant (or 110% in the case of incentive stock options (“ISOs”) granted to a holder of more than 10% of the Company’s Common Stock) or such higher amount as the Committee may determine. The term of stock option awards and SARs may not exceed ten years from the date of grant (or five years from the date of grant in the case of ISOs granted to a holder of more than 10% of the Company’s Common Stock). As of September 30, 2026, there were 539,491 shares available for future awards under the 2026 Plan.

The 2007 Plan expired on March 15, 2017. Outstanding stock options granted under the 2007 Plan continue to be governed by its terms, expire no later than ten years from the date of grant, and were fully vested as of September 30, 2026.

The 2017 Plan was adopted in March 2017 and approved by stockholders on June 2, 2017. Following stockholder approval of the 2026 Plan on March 12, 2026, no new awards may be granted under the 2017 Plan. Outstanding awards under the 2017 Plan remain subject to its terms, including that the exercise price of non-qualified stock options, ISOs and SARs may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant (or 110% for ISOs granted to a holder of more than 10% of the Company’s Common Stock), and that option terms may not exceed ten years (or five years for such ISOs). Stock options granted to employees under the 2017 Plan generally vest over four years; options granted to directors and consultants typically vest over a shorter period; and RSUs granted to directors typically vest over one year, in each case subject to continued service.

The Company issues new shares of Common Stock to satisfy exercises of options and settlement of RSUs under the 2007 Plan, the 2017 Plan and the 2026 Plan.

Restricted Stock Units

The following table summarizes information about the Company’s RSUs outstanding at December 31, 2025, and activity during the nine months ended September 30, 2026:

(in thousands, except per share data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	18	$5.70
Granted	21,685	1.47
Forfeited/canceled	—	—
Outstanding at September 30, 2026	21,703	1.47

Forfeitures are estimated at the time of grant and reduce compensation expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $3.3 million and $0, respectively, for RSUs awards to employees and directors. For the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $6.5 million and $6 thousand, respectively, for RSUs to employees and directors.

Equity Awards Granted Under the 2026 Equity Incentive Plan

On March 31, 2026, the Compensation Committee of the Board approved, and the Company communicated to the recipients, an aggregate of 21,684,436 RSUs under the 2026 Plan, which is the grant date for accounting purposes; the award agreements are dated April 1, 2026. The grants represented substantially all of the shares available for issuance under the plan as of that date. The grants included 6,238,828 time-based RSUs subject to vesting over one to three years and 15,445,608 performance-based RSUs to the Company’s Chief Executive Officer (the “CEO PSUs”). The weighted-average grant-date fair value was $1.49 per share for the time-based RSUs, $1.43 per share for the market-condition tranche of the CEO PSUs (the “VWAP RSUs”, as defined below), and $1.49 per share for the performance-condition tranche of the CEO PSUs (the “NAV RSUs”, as defined below), with the time-based RSUs and the NAV RSUs valued at the closing stock price on the March 31, 2026 grant date.

The CEO PSUs are divided equally between two components. Fifty percent are eligible to vest based on the Company’s Common Stock achieving specified 10-trading-day volume-weighted average price (“VWAP”) thresholds of $1.70, $2.55, and $5.10 per share during the five-year performance period beginning October 16, 2026 (the “VWAP RSUs”). The remaining fifty percent are eligible to vest based on the Company achieving specified Digital Asset NAV thresholds of $250.0 million, $400.0 million, and $800.0 million, in each case sustained for two consecutive quarterly reporting periods during the same performance period (the “NAV RSUs”). Digital Asset NAV is defined in the award agreement as the fair market value, as reflected in the Company’s financial statements, of all digital assets and related investments within the Company’s approved strategy, as determined by the Board (or the applicable committee), excluding cash, cash equivalents and stablecoin holdings, and subject to any required investor consent rights. Any earned tranche vests in equal quarterly installments over the eight fiscal quarters following achievement, subject to a 13-month cliff measured from the January 16, 2026 vesting start date.

The grant-date fair value of the VWAP RSUs was determined using a Monte Carlo simulation. Significant assumptions, which represent Level 3 inputs within the fair value hierarchy, were as follows: expected volatility of 157%, risk-free interest rate of 3.92%, expected dividend yield of 0%, weighted-average derived service period of 1.04 years, and grant-date stock price of $1.49. Compensation expense for the VWAP RSUs is recognized on a graded-vesting basis over the requisite service period of each installment, which comprises the derived service period and the subsequent quarterly time-based vesting, and will not be reversed if the market conditions are not ultimately achieved.

The NAV RSUs contain performance conditions. As of September 30, 2026, the Company concluded that achievement of the Digital Asset NAV thresholds was not probable and accordingly no compensation expense has been recognized in respect of the NAV RSUs. The Company will reassess probability at each reporting date, and if achievement becomes probable, will recognize a cumulative catch-up of compensation expense equal to the portion of the requisite service period elapsed.

Total unrecognized compensation cost related to unvested RSUs, excluding the NAV RSUs for which achievement of the performance conditions was not probable, was $13.9 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of 2.21 years.

Stock-Based Awards to Non-Employees

The Company did not grant options or restricted stock to non-director non-employees during the three and nine months ended September 30, 2026 and 2025. The Company did not recognize stock-based compensation expense as it relates to non-employees for the three and nine months ended September 30, 2026 and 2025.

NOTE 13. DIVESTITURES

On January 17, 2025, the Company completed the sale of its eyecare products sold under the Avenova brand and related assets (the “Avenova Asset Divestiture”) to PRN Physician Recommended Nutriceuticals, LLC for a base purchase price of $11.5 million, subject to customary post-closing adjustments. The Company recorded a gain of $10.7 million on the Avenova Asset Divestiture during the nine months ended September 30, 2025. Separately, on January 8, 2025, the Company completed the sale of two of its wound care trademarks to PhaseOne Health LLC (the “PhaseOne Divestiture”) for a purchase price of $0.5 million and recorded a net gain of $0.5 million during the nine months ended September 30, 2025. The China NeutroPhase product line was discontinued during the year ended December 31, 2025 and is presented as a component of discontinued operations for all periods presented. Additional information regarding the terms of these transactions is included in the Form 10-K.

In accordance with ASC 205-20, the results of operations and cash flows of the Avenova Asset Divestiture and the PhaseOne Divestiture have been excluded from continuing operations and presented as discontinued operations for all periods presented.

The components of discontinued operations for the three months ended September 30, 2025 are summarized below (in thousands):

Results of operations
	Avenova	PhaseOne	China NeutroPhase product line	Total
Net sales	$—	$—	$521	$521
Cost of goods sold	—	—	479	479
Gross profit	—	—	42	42
Net income from discontinued operations before income taxes	—	—	42	42
(Benefit) Provision for income taxes	(38)	(2)	—	(40)
Net income from discontinued operations, net of taxes	$38	$2	$42	$82

The components of discontinued operations for the nine months ended September 30, 2025 are summarized below (in thousands):

Results of operations

	Avenova	PhaseOne	China NeutroPhase product line	Total
Net sales	$433	$122	$521	$1,076
Cost of goods sold	170	75	479	724
Gross profit	263	47	42	352
Operating expenses
Sales and marketing	224	—	—	224
Research and development	—	3	—	3
Total operating expenses	224	3	—	227
Operating income	39	44	42	125
Gain on divestiture	10,700	500	—	11,200
Net income from discontinued operations before income taxes	10,739	544	42	11,325
Provision for income taxes	191	10	—	201
Net income from discontinued operations, net of taxes	$10,548	$534	$42	$11,124

Cash flows from discontinued operations

	Avenova	PhaseOne	China NeutroPhase product line	Total
Operating activities:
Net income from discontinued operations	$10,548	$534	$42	$11,124
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash gain on divestiture	(10,700)	(500)	—	(11,200)
Changes in operating assets and liabilities:
Accounts receivable	(72)	6	(368)	(434)
Inventory	73	43	—	116
Prepaid expenses and other current assets	—	—	—	—
Other assets	9	—	—	9
Accounts payable and accrued liabilities	(252)	(38)	—	(290)
Net cash (used in) provided by operating activities, discontinued operations	(394)	45	(326)	(675)

Investing activities:
Proceeds from divestiture	11,000	500	—	11,500
Net cash provided by investing activities, discontinued operations	11,000	500	—	11,500

Net increase (decrease) in cash and cash equivalents, discontinued operations	$10,606	$545	$(326)	$10,825

NOTE 14. INCOME TAXES

The Company recorded income tax expense of $5.6 million and $0 for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $0 for the nine months ended September 30, 2026 and 2025, respectively. The expense for the three months ended September 30, 2026 consists substantially of deferred income tax expense arising from the unrealized gain on the Company’s digital assets, which is recognized for financial reporting purposes but not for income tax purposes until realized, and resulted in a net deferred tax liability of $5.6 million as of September 30, 2026. The income tax provision for discontinued operations is presented separately in Note 13, “Divestitures.” The Company’s effective income tax rate was approximately 10.0% and 0% for the three months ended September 30, 2026 and 2025, respectively, and approximately 1.0% and 0% for the nine months ended September 30, 2026 and 2025, respectively. The effective rate for the 2026 periods differs from the U.S. federal statutory rate of 21% primarily because the non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance and the non-cash gain on changes in fair value of warrant liabilities are not recognized for income tax purposes, and because of changes in the valuation allowance against the Company’s deferred tax assets.

In accordance with ASC 740-270-30-18, the Company has determined that it is unable to make a reliable estimate of its annual effective tax rate for the year ending December 31, 2026. Small variations in forecasted pre-tax book income produce significant variability in the estimated annual effective tax rate due to the magnitude of non-cash items, including the remeasurement of liability-classified warrants and the recognition of unrealized gains and losses on digital assets measured at fair value. As a result, the Company has computed its income tax provision for the period ended September 30, 2026 using the actual effective tax rate for the year-to-date period, which the Company believes represents the best estimate of the annual effective tax rate.

The Company evaluates the realizability of its deferred tax assets each reporting period based on all available positive and negative evidence, including cumulative results in recent years and the character and timing of reversals of existing taxable temporary differences. As of March 31, 2026, taxable temporary differences related to unrealized gains on the Company’s digital assets provided sufficient positive evidence that it was more likely than not that the Company’s deferred tax assets would be realized, and the Company recorded a net deferred tax liability. During the three months ended June 30, 2026, a decline in the value of the Company’s digital assets reversed the unrealized gain to an unrealized loss, resulting in a net deferred tax asset against which the Company recorded a full valuation allowance. During the three months ended September 30, 2026, the increase in the value of the Company’s digital assets reversed the unrealized loss to an unrealized gain, and the resulting taxable temporary difference again represents a source of future taxable income sufficient to support the realization of the Company’s deferred tax assets, which include net operating loss carryforwards remaining after the limitation under Section 382 of the Internal Revenue Code and other deductible temporary differences. Accordingly, as of September 30, 2026, the Company’s deferred tax assets are offset against its deferred tax liabilities and a net deferred tax liability of $5.6 million is reflected in the unaudited condensed balance sheet. The Company’s assessment of the realizability of its deferred tax assets is subject to change, and its net deferred tax position may fluctuate significantly from period to period with changes in the fair value of its digital assets.

NOTE 15. RELATED PARTY TRANSACTIONS

January 2026 Private Placement

In connection with the January 2026 Private Placement, each Purchaser was granted, for a period of 24 months following the closing and for so long as such Purchaser holds at least 50% of the aggregate number of pre-funded warrants and/or shares of Common Stock originally purchased by it, a consent right over any material amendment, modification, addition to or revocation of the Company’s digital asset strategy. In addition, pursuant to the Investors’ Rights Agreement accompanying the January 2026 Private Placement, each of R01, Framework and SFF received the right to nominate one individual for election to the Company’s Board of Directors. SFF’s designee under the Investors’ Rights Agreement, David Garcia Rios, has served as a director since September 2, 2026 and receives ordinary-course director compensation under the Company’s 2026 Non-Employee Director Compensation Program. R01 exercised its nomination right by designating Russell Preston Cann, whose designation was given effect by his nomination for election as a Class I director at the Company’s 2026 Annual Meeting of Stockholders, to be held on November 10, 2026. Tether did not receive a board nomination right. As of September 30, 2026, each of R01 and Framework was a significant stockholder of the Company. R01 Capital LLC is the general partner of R01 Fund LP. R01 Capital Manager LLC is the investment manager for R01 Capital LLC. Michael Kazley, the Company’s Chief Executive Officer and Chairman of the Board, is the Managing Member of R01 Capital Manager LLC. See Note 8, “Financing Activities,” for additional information.

As a result of the rights granted in connection with the January 2026 Private Placement, the Company has concluded that, in addition to R01 and Framework, SFF and Tether are also related parties of the Company within the meaning of ASC 850.

Sky Frontier Foundation

SFF is an independent foundation organized to support the development of the Sky Protocol ecosystem. SFF participates in Sky Protocol governance and holds SKY tokens separate from its investment in the Company. Because the Company holds SKY tokens and participates in Sky Protocol governance, transactions and governance decisions affecting the Sky Protocol may involve both the Company and SFF, which could be deemed to create potential conflicts of interest. Other than the January 2026 Private Placement and the rights granted in connection therewith as described above, and ordinary-course director compensation paid to Mr. Garcia Rios under the Company’s 2026 Non-Employee Director Compensation Program, no transactions between the Company and SFF have occurred as of September 30, 2026.

June 2026 Pre-Funded Warrant Amendments

On June 12, 2026, the Company agreed with R01, and on June 15, 2026, the Company agreed with Framework, in each case, to amend such holder’s October 2025 Pre-Funded Warrants to remove the beneficial ownership limitation and the delayed initial exercise date provision that had previously restricted the holder’s ability to exercise. Following such amendments, on June 15, 2026, each of R01 and Framework fully exercised their respective October 2025 Pre-Funded Warrants on a cashless basis, receiving an aggregate of 22,614,600 shares of Common Stock, representing approximately 45% of the Company’s Common Stock outstanding immediately following such exercises. See Note 10, “Common Stock Warrants and Warrant Liabilities,” for additional information regarding the accounting treatment of this transaction.

Consulting Agreement

R01 has provided certain consulting services to the Company through one of its employees. During the three months ended March 31, 2026, the Company engaged this individual directly to provide consulting services related to general corporate matters and digital asset treasury operations. The consulting agreement provides for a monthly fee of $25 thousand. The consulting agreement with this individual was terminated as of March 31, 2026. Total fees paid by the Company for these services were approximately $75 thousand for the nine months ended September 30, 2026.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through October 29, 2026, the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed financial statements as of September 30, 2026, and events which occurred subsequently but were not recognized in the unaudited condensed financial statements.

At-the-Market Offering Program

Subsequent to September 30, 2026 and through October 26, 2026, the Company sold an aggregate of 15,801,547 shares of Common Stock under the ATM Program for aggregate gross proceeds of approximately $46.8 million and net proceeds of approximately $45.9 million, after deducting sales agent commissions and other offering costs. As of October 26, 2026, approximately $36.4 million of Common Stock remained available for issuance under the ATM Program. See Note 8, “Financing Activities,” for additional information regarding the ATM Program.

Exercise of January 2026 Pre-Funded Warrant

On October 13, 2026, Tether exercised a portion of its January 2026 Pre-Funded Warrant on a cashless basis pursuant to Section 2(c) thereof with respect to 5,743,762 shares of Common Stock. In accordance with the net exercise provisions of the warrant, 197,652 shares were withheld in payment of the aggregate exercise price, resulting in a net issuance of 5,546,110 shares of Common Stock to Tether. Following the exercise, Tether’s January 2026 Pre-Funded Warrant remained exercisable for 38,006,238 shares of Common Stock, subject to the beneficial ownership limitation and the exercisability schedule described in Note 8, “Financing Activities.”

CEO Performance-Based Restricted Stock Units

The performance period for the VWAP RSUs described in Note 12, "Stock-Based Compensation," commenced on October 16, 2026. On October 16, 2026, the Common Stock attained a ten-trading-day VWAP (as defined in the award agreement) of at least $2.55 per share and, accordingly, the first two VWAP RSU tranches, representing an aggregate of 5,148,537 RSUs, were earned. The Compensation Committee of the Board certified the attainment on October 22, 2026. Earned RSUs vest in equal quarterly installments over the eight fiscal quarters following attainment, subject to the 13-month cliff measured from the January 16, 2026 vesting start date and to continued service. Accordingly, no earned RSUs will vest or be settled in shares of Common Stock before February 16, 2027. The attainment is a nonrecognized subsequent event and had no effect on the Company's financial position or results of operations as of and for the periods ended September 30, 2026. The attainment did not change the grant-date fair value of the VWAP RSUs. Unrecognized compensation cost related to the earned tranches was approximately $6.2 million as of September 30, 2026, and the attainment shortens the period over which that cost will be recognized.

Decline in Market Price of SKY

Subsequent to September 30, 2026, the market price of SKY declined. The price of SKY in the Company’s principal market, Coinbase Exchange, was $0.06761 per token as of midnight UTC on October 26, 2026, compared to $0.07764 per token as of September 30, 2026, a decrease of approximately 13%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this report and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report on Form 10-K, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipated,” “will,” “may,” “goals,” “plans,” “believes,” “estimates,” “concludes,” “determines,” variations of these words, and similar expressions are intended to identify these forward-looking statements. As a result of the significant changes that have occurred to us and our business, including the establishment of our digital asset strategy, as well as other factors, including those set forth under the section entitled “Risk Factors” in Part I, Item 1A. of our 2025 Annual Report on Form 10-K, as amended, and elsewhere in our SEC filings, including our Current Report on Form 8-K filed on October 5, 2026, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believe to be reasonable at the time and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise or update any forward-looking statements after the date of this report, even if new information becomes available in the future.

Overview

Stablecoin Development Corporation (the “Company,” “our,” “we,” or “us”), formerly known as NovaBay Pharmaceuticals, Inc., is an on-chain holding company focused on long-duration participation in protocol-aligned digital asset ecosystems and providing public market access to the stablecoin economy. The Company’s initial digital asset focus is the Sky Protocol ecosystem, with SKY as its core holding. Through staking and other on-chain activities, the Company seeks to generate protocol-level economic exposure while maintaining governance, risk management, and public-company discipline. On April 2, 2026, the Company’s corporate name change from NovaBay Pharmaceuticals, Inc. to Stablecoin Development Corporation became legally effective, and on April 6, 2026, the Company’s Common Stock commenced trading on the NYSE American under the ticker symbol “SDEV.”

Pursuant to oversight by our Board of Directors (the “Board”) and recommendations from our Investment Advisory Committee, our core business consists of the accumulation, holding and deployment of operating digital assets for use within blockchain-based networks to support protocol-level services, including staking, governance participation, validation, and related activities. The Investment Advisory Committee, chartered by the Board on September 2, 2026 (replacing what had previously been referred to as our Digital Asset Strategy Advisory Committee), is an advisory committee established by the Board to provide strategic guidance, risk oversight and expert recommendations to the Board and management with respect to the Company’s investment strategy, including the acquisition, holding, management, deployment and disposition of the Company’s investments and digital assets and the Company’s exercise of governance and voting rights associated with those holdings. The Investment Advisory Committee is not a committee of the Board within the meaning of Section 141(c) of the Delaware General Corporation Law or the Company’s Bylaws and has no authority to act for, or bind, the Company.

Stablecoin adoption has expanded across payments, settlement, and on-chain capital markets in recent years, and stablecoin supply has grown significantly. Regulatory frameworks in the United States and internationally continue to develop, which may provide greater clarity for stablecoin issuers and users. The Sky Protocol, through which the Company’s primary digital asset holdings are deployed, is one of the longest-operating decentralized stablecoin platforms, with USDS and DAI supply of approximately $9.7 billion as of September 30, 2026. The Sky Protocol generates revenue through borrowing fees, savings spread, and settlement activity. The Company’s SKY staking rewards are derived from a portion of these protocol-level revenues. The Company may evaluate additional investments that provide exposure to stablecoin infrastructure, financial services, and infrastructure assets subject to the recommendation of the Investment Advisory Committee and subsequent approval by the Board, and any applicable Purchaser consent rights under the Securities Purchase Agreement. The Investment Advisory Committee’s mandate is not limited to digital assets, but SKY remains the only asset approved by the Board under the framework. See Note 8, “Financing Activities,” for additional information.

On January 16, 2026, pursuant to the January 2026 Private Placement, the Company completed a private placement of pre-funded warrants to purchase an aggregate of 167,539,227 shares of Common Stock for aggregate gross proceeds of approximately $134.0 million, consisting of approximately $25.0 million in cash and approximately $109.0 million in SKY tokens and stablecoins. The January 2026 Private Placement provided the initial capital base for the Company’s digital asset strategy and resulted in the Company’s initial holdings of SKY tokens.

The Company holds digital assets as part of a long-term capital allocation strategy and does not engage in short-term speculative trading, margin transactions, or derivatives referencing digital assets absent recommendation by the Investment Advisory Committee and subsequent approval by the Board. Within this framework, our approach anticipates that we may:

●	hold digital assets, including SKY, for extended periods as long-term positions intended to participate in protocol-level economics and potential capital appreciation;
●	periodically monetize a portion of our holdings for general corporate purposes, including to manage tax positions in accordance with applicable law;
●	evaluate opportunities to generate liquidity or financing that reference or are collateralized by digital assets held by the Company, including SKY; and

●	continue to invest in internal capabilities and third-party relationships necessary to transact, settle, account for, and safeguard SKY.

The execution and scope of this strategy are subject to prevailing market conditions, risk limits approved by the Board following consideration of recommendations of the Investment Advisory Committee, the availability of suitable commercial opportunities, and regulatory, legal and tax considerations.

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

Digital Asset Holdings – SKY

As of September 30, 2026, the Company held 2,321,079,862 SKY tokens, representing approximately 10% of the total supply of SKY. Since the closing of the January 2026 Private Placement, the Company has acquired approximately 1.3 billion additional SKY tokens on the open market at an average purchase price of approximately $0.066 per SKY token. All SKY tokens purchased outside of the January 2026 Private Placement have been purchased in open-market transactions through unaffiliated third-party execution venues, consistent with the Company’s digital asset policies. Since commencing on-chain staking activities, the Company has earned approximately 101.7 million SKY tokens in cumulative staking rewards. Substantially all of the Company’s SKY holdings remain deployed in staking activities within the Sky Protocol ecosystem, and the Company’s staked SKY carries governance voting rights in the Sky Protocol. The Company has historically staked substantially all of its SKY holdings and expects to continue deploying a substantial majority of its holdings in staking, while retaining discretion to reduce staked amounts to meet liquidity needs, manage risk or execute dispositions within its approved strategy; the Company has not adopted a fixed target percentage. Staking rewards are determined by protocol governance parameters, participation levels, and other factors, and are subject to variability over time.

SKY tokens are a network-native digital asset that may be acquired, transferred, and held through digital wallets that rely on public/private key pairs, and may be exchanged on trading venues that support SKY pairs against fiat currencies or other digital assets.

The Sky Protocol is a decentralized finance platform that evolved from MakerDAO, one of the earliest projects in the digital asset ecosystem. The protocol is implemented through open-source smart contracts deployed on the Ethereum blockchain and enables the creation and use of USDS, a decentralized stablecoin designed to maintain a soft peg to the U.S. dollar, serving as foundational financial infrastructure for lending, savings, and on-chain capital markets. SKY is the governance token of the Sky Protocol ecosystem; holders participate in protocol governance through an open, on-chain voting process. The protocol generates revenue from borrowing fees and other economic activity, a portion of which is used to fund open-market buybacks of SKY tokens that are allocated between distributions to staking participants, including the Company, and the protocol’s surplus buffer. The maximum and total supply of SKY is approximately 23.46 billion tokens. Unlike many digital assets that rely on inflationary issuance to incentivize participation, SKY derives its economic characteristics from protocol-generated revenues associated with stablecoin issuance, collateralized lending, and other on-chain financial services.

The price of SKY is determined in network-based markets by supply and demand among market participants, including individuals, institutions, market makers, and custodial service providers, and may be volatile. Liquidity, spreads, and volumes vary by venue and geography. Prices may fluctuate due to factors including protocol changes, market sentiment, macroeconomic conditions, third-party platform events, and broader digital asset market dynamics.

Industry Participants and Ecosystem

The Sky Protocol ecosystem includes open-source developers, node operators, wallet providers, custodians, trading venues, market makers, data and analytics providers, payment facilitators, and software and hardware vendors. The breadth, maturity, and reliability of third-party services may affect liquidity, price discovery, and the Company’s operational resilience. As adoption of the Sky Protocol and related infrastructure evolves, the Company expects service availability to change, including execution, clearing arrangements, and enterprise-grade integration tools.

Custody and Safeguarding of Digital Assets

The Company safeguards its SKY through Company-controlled wallets secured by the multi-party computation ("MPC") key management platform provided by Fireblocks, Inc. (“Fireblocks”) and maintains a qualified custody relationship with Payward Financial, Inc. (doing business as Kraken Financial), a Wyoming special purpose depository institution (“Kraken Financial”), which held no SKY of the Company as of September 30, 2026.

Because staking the Company’s SKY tokens requires on-chain deployment that cannot be executed from a custodial account, substantially all of the Company’s SKY tokens are held in self-custody through Company-controlled wallets secured by the MPC key management platform provided by Fireblocks. Fireblocks does not hold digital assets, does not act as a custodian, and does not have unilateral control over the Company’s digital assets.

The Company maintains the ability to custody digital assets with Kraken Financial and may reallocate assets among service providers from time to time. None of the Company’s custodial or infrastructure service providers are related parties of the Company.

The principal counterparty risk associated with our SKY holdings relates to these service providers’ performance under our custody and platform agreements. As of September 30, 2026, substantially all (more than 99%) of the Company’s SKY was deployed in the Sky Protocol’s staking smart contract rather than held at rest in a wallet, and that position is controlled through the Company’s MPC-secured wallets, in which no complete private key exists on any single device or system at any time and every transfer of assets requires multi-party quorum approval under the Company’s transaction policy engine and address allow-listing, characteristics the Company considers comparable to warm storage. In the future, we may hold our SKY across multiple service providers to diversify our exposure, and we continually evaluate and seek to engage additional digital asset custodians and infrastructure providers to further diversify risk. We may, in the future, discontinue or change the use of one or more third-party service providers or utilize alternative custody arrangements. Under our agreements, each of Kraken Financial and Fireblocks may engage third-party service providers, affiliates, or subcontractors to assist in performing their respective obligations. Our service provider agreements contain customary limitations of liability that may limit our ability to recover losses in the event of service provider failure, security breach, or other adverse events.

Governmental, Regulatory, and Accounting Considerations

The legal and regulatory landscape applicable to blockchain-based networks and digital assets continues to evolve in the United States and internationally. Multiple regulators have asserted jurisdiction over aspects of digital asset markets, including anti-money laundering compliance, market integrity and manipulation, consumer protection, tax reporting, commodities and derivatives regulation, and sanctions. Regulatory actions affecting trading venues, custodians, or other service providers could impair access, liquidity, or pricing for SKY. We monitor developments and adjust our counterparties, controls, and policies accordingly.

Digital assets held by the Company will be subject to evolving accounting standards, and changes in market value and protocol participation may result in volatility in the Company’s financial results.

Discontinued Operations

As part of the comprehensive realignment of the Company’s business during 2025, the Company completed the Avenova Asset Divestiture and the PhaseOne Divestiture (each, as defined in Note 13 to the Company’s unaudited condensed financial statements included in this report) and decided to exit its involvement in the China NeutroPhase product line. The historical financial results of these businesses are reflected as discontinued operations in the unaudited condensed financial statements included in this report. See Note 13, “Divestitures,” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report for additional details.

Potential conflicts of interest

A substantial portion of the Chief Executive Officer’s potential compensation under the CEO PSUs depends on the Company’s stock price and on the growth of the Company’s Digital Asset NAV. Digital Asset NAV is affected by the Company’s decisions to acquire, hold, stake, or dispose of digital assets. Digital Asset NAV, as defined in the award agreement, is the fair market value, as reflected in the Company’s financial statements, of all digital assets and related investments within the Company’s approved strategy, as determined by the Board (or the applicable committee), excluding cash, cash equivalents and stablecoin holdings, and subject to any required investor consent rights. As of September 30, 2026, the Company’s digital assets within its approved strategy consisted solely of SKY, and Digital Asset NAV was $180.2 million, equal to the carrying value of digital assets reported on the Company’s unaudited condensed balance sheet as of that date. The CEO PSUs were designed and approved by the Compensation Committee of the Board, which is composed entirely of independent directors. In addition, under the Securities Purchase Agreement, each Purchaser in the January 2026 Private Placement (including R01, an affiliate of the Chief Executive Officer, as described in Note 15 to the unaudited condensed financial statements) holds, for a period of 24 months following the closing and for so long as it retains at least 50% of the securities it purchased, a consent right over any material amendment, modification, addition to or revocation of the Company’s digital asset strategy. As a result, a material change to the strategy requires the consent of the Purchasers holding that right and cannot be effected by the Chief Executive Officer alone. Within the strategy recommended by the Investment Advisory Committee and subsequently approved by the Board, the Company retains discretion over individual acquisitions, dispositions, and staking of digital assets.

The VWAP RSU tranches are earned upon the Company’s Common Stock achieving 10-trading-day VWAP thresholds of $1.70, $2.55, and $5.10 per share during a five-year performance period beginning October 16, 2026. The closing price of the Company’s Common Stock on September 30, 2026 was $2.59, which exceeded the first two thresholds. Because the performance period had not yet begun, no VWAP RSU tranche had been achieved as of September 30, 2026. Subsequent to September 30, 2026, the first two VWAP RSU tranches were earned on October 16, 2026, when the ten-trading-day VWAP of the Common Stock first equaled or exceeded $2.55 per share during the performance period. See Note 16, "Subsequent Events." The third threshold represents an increase of approximately 97% from the September 30, 2026 closing price. The NAV RSU tranches are earned only if Digital Asset NAV increases from $180.2 million as of September 30, 2026 to at least $250.0 million, an increase of approximately 39%, sustained for two consecutive quarterly reporting periods. See Note 12 and Note 15 to the unaudited condensed financial statements for additional information.

Third Quarter 2026 Highlights

During the three months ended September 30, 2026, the Company recognized an unrealized gain on digital assets of $58.8 million, reflecting an increase in the market price of SKY from $0.05215 per token at June 30, 2026 to $0.07764 per token at September 30, 2026. As a result, the Company’s SKY holdings moved from a cumulative unrealized loss at June 30, 2026 to a cumulative unrealized gain of $30.9 million at September 30, 2026. As of September 30, 2026, the Company held 2,321,079,862 SKY tokens with an aggregate fair value of $180.2 million.

The Company did not purchase SKY tokens during the three months ended September 30, 2026; all additions to its SKY holdings during the quarter were received as staking rewards. The Company continued to stake substantially all of its SKY holdings within the Sky Protocol during the quarter, receiving 34,568,488 SKY tokens and recognizing staking revenue of $2.1 million. Staking rewards are determined by Sky Protocol governance parameters and represent a share of protocol-level revenues generated from USDS stablecoin issuance, collateralized lending, and other on-chain financial services.

During the three months ended September 30, 2026, the Company sold 1,160,636 shares of Common Stock under the ATM Program for aggregate net proceeds of approximately $1.3 million, which the Company used to fund operating expenses and for general corporate purposes. During the nine months ended September 30, 2026, the Company sold 3,854,399 shares of Common Stock under the ATM Program for aggregate net proceeds of approximately $16.5 million. Approximately $83.2 million of Common Stock remained available for issuance under the ATM Program as of September 30, 2026.

On August 11, 2026, the Company filed a registration statement on Form S-3 to register the resale of shares of Common Stock issued upon the exercise of the October 2025 Pre-Funded Warrants and the conversion of the Series D Preferred Stock and Series E Preferred Stock, and issuable upon exercise of the January 2026 Pre-Funded Warrants. The Company filed Amendment No. 1 to the registration statement on September 16, 2026, Amendment No. 2 to the registration statement on October 6, 2026 and Amendment No. 3 to the registration statement on October 26, 2026. As of the date of this report, the registration statement, as amended, had not been declared effective.

On September 2, 2026, the Board took several governance actions. It increased its size from five to six directors and appointed David Garcia Rios, SFF’s designee under the Investors’ Rights Agreement, as a Class II director. It chartered the Investment Advisory Committee (replacing what had previously been referred to as our Digital Asset Strategy Advisory Committee) to provide strategic guidance, risk oversight and recommendations to the Board and management with respect to the Company’s investment strategy, including the acquisition, holding, management, deployment and disposition of the Company’s investments and digital assets. On the same date, pursuant to a written consent of the Board dated September 1, 2026, the Company filed Certificates of Withdrawal eliminating the certificates of designation for the Company’s Series A through Series F preferred stock, none of which remained outstanding. As a result, all 5,000,000 authorized shares of preferred stock were undesignated as of September 30, 2026.

Financial Overview

Following the establishment of the Company’s digital asset strategy in October 2025 and the closing of the January 2026 Private Placement, the Company has transitioned its operations to focus on the accumulation, holding, and deployment of digital assets, with an initial focus on SKY tokens. As of September 30, 2026, the Company held 2,321,079,862 SKY tokens with an aggregate fair value of $180.2 million, representing approximately 96% of the Company’s total assets. This concentration in a single digital asset exposes the Company to significant price volatility and related risks. See “Quantitative and Qualitative Disclosures About Market Risk” below and “Financial Condition, Liquidity and Capital Resources” below for additional information.

The Company has access to its ATM Program, pursuant to which it was initially authorized to sell up to $100.0 million of shares of Common Stock from time to time at prevailing market prices. Approximately $83.2 million of Common Stock remained available for issuance under the ATM Program as of September 30, 2026. During the nine months ended September 30, 2026, the Company used net proceeds from the ATM Program, together with other available capital, to acquire SKY tokens on the open market. The pace and magnitude of any future ATM sales and SKY purchases will depend on a number of factors, including prevailing market conditions for the Company’s Common Stock, SKY token pricing and liquidity, the Company’s cash position and operating cash requirements, and the availability of shares under the ATM Program. The Company may also pursue additional financing transactions, subject to market conditions and Board approval. There can be no assurance that the Company will be able to sell shares under the ATM Program on favorable terms, or at all, or that any future financing transactions will be completed on favorable terms, or at all.

As of September 30, 2026, the Company’s non-affiliate public float was below the $75 million threshold under General Instruction I.B.1 to Form S-3, although the Company believes it remains eligible to register offerings on Form S-3 in reliance on General Instruction I.B.6. The Company’s Sales Agreement and related prospectus supplement for the ATM Program were filed on January 20, 2026, at which time the Company met the General Instruction I.B.1 public float requirement. On March 19, 2026, the staff of the SEC’s Division of Corporation Finance issued Corporation Finance Interpretation Question 116.26, under which the Staff stated it would not object to an issuer continuing to offer and sell the full amount of securities covered by a prospectus supplement filed while I.B.1-eligible, notwithstanding a subsequent decline in public float below $75 million. In reliance on this interpretation, the Company believes it may continue to sell the remaining amount registered under the ATM Program.

Critical Accounting Estimates

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these unaudited condensed financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as the reported revenues and expenses during the reporting periods. In preparing these unaudited condensed financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates.

While the Company’s significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report, the Company believes that the accounting for the January 2026 Pre-Funded Warrants issued in connection with the January 2026 Private Placement is the most critical to fully understanding and evaluating its reported financial results as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The January 2026 Pre-Funded Warrants, which have a nominal exercise price, were measured at intrinsic value, calculated as the quoted market price of the Company’s Common Stock less the per-share exercise price, multiplied by the number of shares of Common Stock issuable upon exercise. The Company’s determination that intrinsic value approximates fair value for these warrants is based on their nominal exercise price and economic similarity to common stock. Given the substantial number of shares of Common Stock issuable upon exercise of these warrants, relatively small changes in the Company’s Common Stock price had a significant effect on the measured fair value of the warrant liabilities and on the related non-cash gains and losses recognized in the unaudited condensed statements of operations. The fair value of the January 2026 Pre-Funded Warrants at issuance was determined using the closing price of the Company’s Common Stock on January 20, 2026 (the first trading day following the announcement of the January 2026 Private Placement, which was made after market close on January 16, 2026), as management concluded that this price was the most appropriate reference price reflecting the market’s absorption of the dilutive impact of the announcement.

The intrinsic value of the January 2026 Pre-Funded Warrants at issuance exceeded the cash and other consideration received in the January 2026 Private Placement by approximately $5.3 billion, resulting in the recognition of a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance. Changes in the Company’s Common Stock price during the three months ended March 31, 2026 resulted in a non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion. Following stockholder approval obtained on March 12, 2026, the warrant liability recorded for the January 2026 Pre-Funded Warrants was reclassified to stockholders’ equity at fair value on that date, and no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remained classified as a liability for a portion of the period because they are not considered indexed to the Company’s own stock under ASC 815, as a result of certain anti-dilution provisions, and required remeasurement at fair value at each reporting date. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026, resulting in a non-cash gain of approximately $9.3 million. Following the exercise, there were no warrant liabilities outstanding as of September 30, 2026, and no further fair value estimates will be required with respect to these warrants in future periods. See Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025 (dollars in thousands)

	Three Months Ended September 30,		Dollar	Percent
	2026	2025	Change	Change
Statement of Operations

Staking revenue	$2,140	$—	$2,140	—

Unrealized gain on digital assets	58,828	—	58,828	—

Operating expenses
General and administrative expenses	5,007	1,211	3,796	313%
Impairment of long-lived assets	—	87	(87)	(100%)
Total operating expenses	5,007	1,298	3,709	286%

Operating income (loss)	55,961	(1,298)	57,259	(4,411%)

Other expense, net	—	(77)	77	(100%)
Total non-operating income (expense), net	—	(77)	77	(100%)

Net income (loss) from continuing operations before tax	55,961	(1,375)	57,336	(4,170%)
Income tax expense	5,598	—	5,598	—
Net income (loss) from continuing operations	50,363	(1,375)	51,738	(3,763%)
Net income from discontinued operations, net of taxes	—	82	(82)	(100%)
Net income (loss)	$50,363	$(1,293)	$51,656	(3,995%)

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the three months ended September 30, 2025 have been aggregated and reported for each of these periods in the line item titled “Net income (loss) from discontinued operations, net of taxes” in the table above. See additional information in Note 13, “Divestitures,” in the Notes to the unaudited condensed financial statements in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Staking Revenue

Staking revenue was $2.1 million for the three months ended September 30, 2026, compared to no staking revenue for the three months ended September 30, 2025. Staking revenue is attributable to staking rewards earned on the Company’s SKY token holdings during the period, with no comparable result for the three months ended September 30, 2025, as the Company did not hold digital assets or conduct staking activities during the prior year period. The Company received 34,568,488 SKY tokens for staking rewards during the three months ended September 30, 2026.

Unrealized Gain on Digital Assets

The Company recognized an unrealized gain on digital assets of $58.8 million for the three months ended September 30, 2026, with no comparable result for the three months ended September 30, 2025, as the Company did not hold digital assets during the prior year period. The unrealized gain represents the change in fair value of the Company’s SKY token holdings during the three months ended September 30, 2026, driven by fluctuations in the market price of SKY tokens. SKY tokens are measured at fair value at each reporting date, with changes in fair value recognized in earnings. Because the fair value of digital assets may be subject to significant volatility, the Company expects that changes in the fair value of its SKY token holdings will continue to result in unrealized gains or losses in future periods, which may have a material impact on the Company’s results of operations. For additional information, see Note 5, “Digital Assets,” in the Notes to unaudited condensed financial statements, in Part I, Item 1 of this report.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2026, compared to $1.2 million for the three months ended September 30, 2025, an increase of approximately $3.8 million or 313%. The increase was primarily attributable to $3.3 million of stock-based compensation expense and a $0.3 million increase in director and officer liability insurance costs, both reflecting costs associated with the Company’s digital asset strategy and its operation as a public company. Expenses for the three months ended September 30, 2026 also included public company costs such as legal and professional services. By comparison, expenses for the three months ended September 30, 2025 consisted primarily of general operating expenses, together with costs associated with the closing of the 2025 Preferred Stock Purchase Agreement.

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

Other Expense, Net

There was no other expense, net for the three months ended September 30, 2026, compared to $77 thousand for the three months ended September 30, 2025. The 2025 amount consisted of interest expenses related to the unsecured convertible notes, for which there was no comparable expense in the 2026 period.

Income Tax Expense

Income tax expense was $5.6 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The expense is substantially all non-cash deferred income tax expense attributable to the unrealized gain on the Company’s SKY holdings recognized during the quarter, which is not taxable until realized and gave rise to a net deferred tax liability of $5.6 million as of September 30, 2026. See Note 14, “Income Taxes,” in the Notes to unaudited condensed financial statements included in Part I, Item 1 of this report.

Comparison of the Nine Months Ended September 30, 2026 and 2025 (dollars in thousands)

	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Change	Change
Statement of Operations

Staking revenue	$6,809	$—	$6,809	—

Unrealized gain on digital assets	30,869	—	30,869	—

Operating expenses
General and administrative expenses	13,272	5,803	7,469	129%
Impairment of long-lived assets	—	676	(676)	(100%)
Total operating expenses	13,272	6,479	6,793	105%

Operating income (loss)	24,406	(6,479)	30,885	(477%)

Non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance	(5,302,617)	—	(5,302,617)	—
Non-cash gain on changes in fair value of warrant liabilities	5,846,899	—	5,846,899	—
Other expense, net	(1,422)	(190)	(1,232)	648%
Total non-operating income (expense), net	542,860	(190)	543,050	(285,816%)

Net income (loss) from continuing operations before tax	567,266	(6,669)	573,935	(8,606%)
Income tax expense	5,570	—	5,570	—
Net income (loss) from continuing operations	561,696	(6,669)	568,365	(8,522%)
Net income from discontinued operations, net of taxes	—	11,124	(11,124)	(100%)
Net income (loss)	$561,696	$4,455	$557,241	12,508%

Impact of Divestitures

Financial results related to divested assets from the Avenova Asset Divestiture and the PhaseOne Divestiture for the nine months ended September 30, 2025 have been aggregated and reported for each of these periods in the line item titled “Net income (loss) from discontinued operations, net of taxes” in the table above. See additional information in Note 13, “Divestitures,” in the Notes to the unaudited condensed financial statements in Part I, Item 1 of this report for additional details regarding these financial results for the periods presented. The discussions below and throughout this section apply only to results from our continuing operations except as otherwise noted.

Staking Revenue

Staking revenue was $6.8 million for the nine months ended September 30, 2026, compared to no staking revenue for the nine months ended September 30, 2025. Staking revenue is attributable to staking rewards earned on the Company’s SKY token holdings during the period, with no comparable result for the nine months ended September 30, 2025, as the Company did not hold digital assets or conduct staking activities during the prior year period. The Company received 101,701,388 SKY tokens for staking rewards during the nine months ended September 30, 2026.

Unrealized Gain on Digital Assets

The Company recognized an unrealized gain on digital assets of $30.9 million for the nine months ended September 30, 2026, with no comparable result for the nine months ended September 30, 2025, as the Company did not hold digital assets during the prior year period. The unrealized gain represents the excess of the fair value of the Company’s SKY token holdings at September 30, 2026 of $180.2 million over their aggregate cost basis of $149.3 million. Cost basis includes the value at which tokens received in the January 2026 Private Placement and as staking rewards were initially recognized. The nine-month result reflects an increase in the market price of SKY. SKY tokens are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of digital assets may be subject to significant volatility, and the Company expects that changes in the fair value of its SKY token holdings will continue to result in unrealized gains or losses in future periods, which may have a material impact on the Company’s results of operations. For additional information, see Note 5, “Digital Assets,” in the Notes to unaudited condensed financial statements, in Part I, Item 1 of this report.

General and Administrative Expenses

General and administrative expenses were $13.3 million for the nine months ended September 30, 2026, compared to $5.8 million for the nine months ended September 30, 2025, an increase of approximately $7.5 million or 129%. The increase was primarily attributable to an increase in compensation expense and director and officer liability insurance costs, both associated with the Company’s transformation following the adoption of its digital asset strategy. Expenses for the nine months ended September 30, 2026 also included public company costs such as legal and professional services. By comparison, expenses for the nine months ended September 30, 2025 consisted primarily of outside services costs related to non-recurring strategic initiatives, including the Avenova Asset Divestiture and the pursuit of a potential dissolution as a strategic option for the Company, as well as one-time severance costs relating to the departure of employees in connection with completing the Avenova Asset Divestiture.

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

Impairments of Long-lived Assets

There were no impairments of long-lived assets recorded during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company recorded one-time impairments for right-of-use assets associated with leases of $643 thousand and $33 thousand for fixed assets including leasehold improvements due to the uncertainty at the time associated with our future operations and our strategic direction as we were exploring a dissolution of the Company and other potential strategic alternatives that were available to us.

Non-cash Loss on Fair Value of Warrant Liabilities in Excess of Proceeds at Issuance

During the nine months ended September 30, 2026, the Company recognized a non-cash loss of $5.3 billion with no comparable results for the nine months ended September 30, 2025. The issuance-date fair value of the January 2026 Pre-Funded Warrants exceeded the proceeds received, resulting in a non-cash loss on warrant issuance. For additional information, please see Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report.

Non-cash Gain on Changes in Fair Value of Warrant Liabilities

Adjustments to the fair value of warrant liabilities resulted in a gain of $5.8 billion for the nine months ended September 30, 2026 with no comparable adjustment for the nine months ended September 30, 2025. This gain related to the October 2025 Pre-Funded Warrants and the January 2026 Pre-Funded Warrants, which were initially classified as liabilities and recorded at fair value at each reporting date. Following stockholder approval obtained on March 12, 2026, the warrant liability recorded for the January 2026 Pre-Funded Warrants was reclassified to stockholders’ equity at their fair value on that date, and no further fair value adjustments will be recorded with respect to those warrants in future periods. The October 2025 Pre-Funded Warrants remained classified as a liability because they were not considered indexed to the Company’s own stock under ASC 815, as a result of certain anti-dilution provisions. On June 12, 2026, the October 2025 Pre-Funded Warrants held by R01 were modified, and on June 15, 2026, the October 2025 Pre-Funded Warrants held by Framework were modified. All outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. In connection with the amendments, the October 2025 Pre-Funded Warrants were remeasured at intrinsic value immediately prior to exercise, consistent with the Company’s existing quarterly measurement policy for these warrants; the resulting change in fair value was not attributable to the terms of the amendments themselves. Accordingly, there were no warrant liabilities outstanding as of September 30, 2026. For additional information regarding warrant liabilities and their valuation, please see Note 3, “Fair Value Measurements” and Note 10, “Common Stock Warrants and Warrant Liabilities” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report.

Other Expense, Net

Other expense, net was $1.4 million for the nine months ended September 30, 2026 and $190 thousand for the nine months ended September 30, 2025. The 2026 result was due primarily to costs incurred in connection with the January 2026 Private Placement. There was no comparable expense related to financing activities in the 2025 period. See Note 8, “Financing Activities” in the Notes to the unaudited condensed financial statements, in Part I, Item 1 of this report.

Income Tax Expense

Income tax expense was $5.6 million for the nine months ended September 30, 2026, compared to $0 for the nine months ended September 30, 2025, consisting of the deferred income tax expense recognized in the third quarter net of a de minimis benefit recognized in the first half of the year. The non-cash gains and losses on the Company’s warrant liabilities are not recognized for income tax purposes and did not give rise to income tax expense. See Note 14, “Income Taxes,” in the Notes to unaudited condensed financial statements included in Part I, Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our net income from continuing operations was $561.7 million for the nine months ended September 30, 2026, compared to a net loss from continuing operations of $6.7 million for the nine months ended September 30, 2025. Net income from continuing operations for the nine months ended September 30, 2026 was driven primarily by a non-cash gain on changes in fair value of warrant liabilities of approximately $5.8 billion, partially offset by a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of approximately $5.3 billion, both of which related to the Company’s October 2025 Pre-Funded Warrants and January 2026 Pre-Funded Warrants, together with staking revenue of $6.8 million and an unrealized gain on digital assets of $30.9 million, partially offset by general and administrative expenses of $13.3 million and income tax expense of $5.6 million. Following stockholder approval obtained on March 12, 2026, the January 2026 Pre-Funded Warrant liability was reclassified to stockholders’ equity at fair value on that date. On June 12, 2026 and June 15, 2026, the October 2025 Pre-Funded Warrants were modified, and all outstanding October 2025 Pre-Funded Warrants were exercised in full on a cashless basis on June 15, 2026. Accordingly, there were no warrant liabilities outstanding as of September 30, 2026. See Note 10, “Common Stock Warrants and Warrant Liabilities,” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report.

As of September 30, 2026, our cash and cash equivalents were $7.2 million, compared to $8.0 million as of December 31, 2025, a decrease of approximately $0.8 million. This decrease primarily reflects approximately $84.5 million used to acquire additional SKY tokens and approximately $8.9 million used in operating activities, partially offset by net cash proceeds received during the nine months ended September 30, 2026, including (i) approximately $25.0 million in cash received in connection with the January 2026 Private Placement, (ii) the conversion of approximately $51.0 million of stablecoins received in connection with the January 2026 Private Placement into U.S. dollars, a portion of which was subsequently used to acquire additional SKY tokens, and (iii) approximately $16.5 million in net proceeds from sales under the ATM Program. The remaining change reflects other financing activities, including the redemption of the Company’s Series F Preferred Stock and proceeds from warrant exercises. See Note 8, “Financing Activities,” in the Notes to unaudited condensed financial statements in Part I, Item 1 of this report.

The Company also holds a significant position in SKY tokens, which represented approximately 96% of total assets and approximately 10% of the total supply of SKY available in the market as of September 30, 2026.

Following the establishment of the Company’s digital asset strategy and the completion of the financing transactions described above, the Company’s primary sources of liquidity consist of cash and cash equivalents and access to the capital markets, including through the ATM Program. The Company holds its SKY as a long-term strategic position and has not monetized any SKY to date. The Company may monetize SKY at any time, in its discretion, for portfolio purposes (including realizing gains, rebalancing the Company’s treasury and managing tax positions) or funding purposes, and has not adopted predetermined price levels, thresholds, schedules or formulas that trigger monetization.

Based on funds available as of September 30, 2026, management believes that the Company’s existing cash and cash equivalents, access to its ATM Program and its ability, if needed, to monetize a portion of its unencumbered SKY token holdings are expected to be sufficient to enable the Company to meet its planned operating expenses for at least twelve months from the issuance of these financial statements. Under the ATM Program, approximately $83.2 million of Common Stock remained available for issuance as of September 30, 2026. Beyond twelve months, the Company’s ability to fund growth and meet obligations will depend on market conditions, including the Company’s ability to access capital on acceptable terms through its ATM Program or other financing sources, the volatility and liquidity of SKY tokens and the Company’s operating cash requirements.

Subsequent to September 30, 2026 and through October 26, 2026, the Company sold an aggregate of 15,801,547 shares of Common Stock under the ATM Program for aggregate net proceeds of approximately $45.9 million, and on October 13, 2026, Tether exercised a portion of its January 2026 Pre-Funded Warrant on a cashless basis, resulting in the issuance of 5,546,110 shares of Common Stock. See Note 16, “Subsequent Events,” in the Notes to unaudited condensed financial statements included in Part I, Item 1 of this report for additional information.

Net Cash Used in Operating Activities, Continuing Operations

Net cash used in operating activities from continuing operations was $8.9 million for the nine months ended September 30, 2026, which included net income of $561.7 million. Net income was adjusted for non-cash items, including a non-cash gain on changes in fair value of warrant liabilities of $5.8 billion, a non-cash loss on fair value of warrant liabilities in excess of proceeds at issuance of $5.3 billion, an unrealized gain on digital assets of $30.9 million, staking rewards earned in SKY tokens of $6.8 million, stock-based compensation expense of $6.5 million, and deferred income tax expense of $5.6 million. Changes in operating assets and liabilities resulted in a net cash outflow of $0.7 million, driven primarily by decreases in operating lease liabilities of $0.7 million, including a $569 thousand payment made in connection with the early termination of the Company’s Emeryville office lease, accounts payable and accrued liabilities of $0.1 million, partially offset by decreases in prepaid expenses and other current assets and other assets of $0.1 million.

Net cash used in operating activities from continuing operations was $5.8 million for the nine months ended September 30, 2025, which consisted primarily of a net loss from continuing operations of $6.7 million, adjusted by stock-based compensation expenses related to employee and director stock awards of $6 thousand, non-cash right-of-use asset amortization of $123 thousand, non-cash impairment of long-lived assets of $0.7 million, accretion of interest and amortization of debt discounts on convertibles notes of $84 thousand, and a net decrease of $49 thousand in our net operating assets and liabilities of continuing operations.

Net Cash Used in Investing Activities, Continuing Operations

Net cash used in investing activities from continuing operations was $33.5 million for the nine months ended September 30, 2026, consisting of $84.5 million in purchases of SKY tokens, partially offset by $51.0 million in proceeds from the redemption of stablecoins received in connection with the January 2026 Private Placement.

There was no cash used in, or provided by, investing activities from continuing operations during the nine months ended September 30, 2025.

Net Cash Provided by (Used in) Financing Activities, Continuing Operations

Net cash provided by financing activities from continuing operations was $41.5 million for the nine months ended September 30, 2026, consisting primarily of $25.0 million in proceeds from the issuance of pre-funded warrants in connection with the January 2026 Private Placement, $16.5 million in net proceeds from sales under the ATM Program, and $0.3 million in proceeds from warrant exercises, partially offset by $0.4 million in payments on redemption of Series F Preferred Stock.

Net cash used in financing activities from continuing operations was $3.2 million for the nine months ended September 30, 2025, which consisted primarily of $2.0 million in cash payments to repurchase outstanding warrants, a $0.5 million repayment of the Bridge Note, and dividend paid of $4.8 million. Offsetting these payments were $0.9 million in proceeds from warrant exercises and $3.8 million in proceeds from the 2025 Preferred Stock Purchase Agreement (as described in Note 8 to the unaudited condensed financial statements).

Net Operating Losses and Tax Credit Carryforwards

The Company believes that it experienced an ownership change during 2025 and, as a result, its pre-change net operating loss (“NOL”) carryforwards became subject to significant limitations under Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $2.9 million and $348 thousand, respectively, primarily generated subsequent to the 2025 ownership change. The Company’s federal NOLs may be carried forward indefinitely but are generally limited to offsetting 80% of taxable income in any given year. The state NOL carryforwards begin to expire in 2045. As of December 31, 2025, the Company had no federal or state tax credit carryforwards.

Current federal and California tax laws include substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change of a corporation. Accordingly, our ability to utilize net operating loss carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Inflation

The Company’s operating expenses primarily consist of legal, accounting, and other professional services. Inflation has not had a material effect on the Company’s results of operations during the nine months ended September 30, 2026. The value of the Company’s digital asset holdings is subject to significant price volatility based on macroeconomic factors, market sentiment, and conditions specific to digital asset markets (which are independent of but may be indirectly influenced by inflationary pressures) and may have a material impact on the Company’s results of operations and financial position.

Off-Balance Sheet Arrangements

We did not have any “off-balance sheet arrangements” as defined in Item 303(b)(1)(ii)(B) of Regulation S-K at September 30, 2026 or December 31, 2025.

Seasonality

The Company is not exposed to any significant impact from seasonality.

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments that obligate it to make payments in the future. As of September 30, 2026, the Company had no material fixed or determinable contractual payment obligations requiring disclosure in tabular form, other than as disclosed elsewhere in this report. As of September 30, 2026, the Company had no convertible note obligations outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Digital Asset Price Risk

Our principal market risk relates to the price volatility of digital assets. As of September 30, 2026, the Company held SKY tokens with an aggregate fair value of $180.2 million, representing the substantial majority of the Company’s total assets. The fair value of SKY tokens is subject to significant volatility, which may result in material changes to the carrying value of the Company’s digital asset holdings and the Company’s results of operations from period to period. Factors affecting the price of SKY tokens include, but are not limited to, supply and demand dynamics in digital asset markets, market sentiment, regulatory developments, technological developments, security incidents, conditions specific to the Sky Protocol, and broader macroeconomic conditions.

The Company’s digital asset holdings are concentrated in a single digital asset. As a result, the Company is exposed to the risk that adverse developments specifically affecting SKY or the Sky Protocol could have a material adverse effect on the Company’s financial position and results of operations. A hypothetical 10% decrease in the fair value of SKY tokens as of September 30, 2026 would have resulted in a decrease in the carrying value of the Company’s digital asset holdings of approximately $18 million, with a corresponding non-cash loss recognized in the unaudited condensed statements of operations.

Interest Rate Risk

The Company’s exposure to interest rate risk is limited primarily to interest income sensitivity on its cash and cash equivalents. The Company maintains its cash and cash equivalents in short-term, highly liquid investments. As of September 30, 2026, a 10% change in interest rates would have had an immaterial effect on interest income.

Foreign Currency Risk

The Company’s operations and digital asset transactions are conducted primarily in U.S. dollars. The Company has not had material exposure to foreign currency rate fluctuations. The Company’s transactions in stablecoins are denominated in U.S. dollars (or stablecoins) and the Company’s holdings of SKY tokens, which are quoted and traded in U.S. dollars, do not expose the Company to material foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, and because the previously disclosed material weakness in our internal control over financial reporting, which relates to the review of the contractual terms of our outstanding equity-linked financial instruments and the identification of triggering events under those instruments, as described in Part II, Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2025, filed with the SEC on April 29, 2026, had not been remediated as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

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

Remediation of Material Weakness

Management, with oversight from the Audit Committee of the Board of Directors, continues to implement remediation measures to address the material weakness in our internal control over financial reporting previously described in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2025. In May 2026, the Company engaged a third-party fund administrator to perform monthly closing procedures, including the reconciliation of the Company’s on-chain digital asset balances and staking rewards to its books and records, independently of management, and in June 2026 the Company hired a Vice President of Finance and Controller to strengthen the Company’s accounting and financial reporting function. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal control over financial reporting over a sustained period. The material weakness will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. We cannot ensure that the measures taken to date, and actions we may take in the future, will be sufficient to remediate the material weakness or that they will prevent or avoid potential future deficiencies. Until remediation is complete, the Company will continue to perform additional analyses and other procedures to help ensure that its financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Other than noted above, there were no changes in our internal control over financial reporting during the current quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. As of September 30, 2026, there were no matters that, in the opinion of management, would ultimately result in liability that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A included in our 2025 Annual Report, as amended by Amendment No. 1 on Form 10-K/A and our Current Report on Form 8-K filed on October 5, 2026. Except as set forth below, there have been no material changes from such risk factors.

Substantially all of our SKY is held in self-custody through a single key management platform and deployed in Sky Protocol smart contracts, and a loss of access to or security breach affecting those assets may not be recoverable.

Because native staking requires on-chain deployment that cannot be executed from a custodial account, substantially all of our SKY is held in self-custody through Company-controlled wallets secured by the multi-party computation (“MPC”) key management platform provided by Fireblocks, Inc. (“Fireblocks”), and is deployed in the Sky Protocol’s staking smart contract. As of September 30, 2026, we held 2,321,079,862 SKY with a fair value of approximately $180.2 million, representing approximately 96% of our total assets. As of September 30, 2026, we held no SKY with Kraken Financial, our qualified custodian.

Fireblocks is a technology provider, not a custodian. It does not hold our digital assets, and pursuant to our agreement with Fireblocks: (i) Fireblocks disclaims responsibility for any loss of digital assets in our workspace and (ii) Fireblocks’ aggregate liability is capped at the fees we paid in the preceding twelve months, an amount that is insignificant relative to the value of our SKY. Because our SKY is self-custodied, it does not benefit from the asset segregation, regulatory supervision or insolvency protections that may apply to assets held with a qualified custodian. We do not maintain insurance specifically covering the theft or loss of our digital assets, and our existing insurance policies provide limited coverage, if any, for such losses. As a result, a loss of our SKY may not be recoverable from any third party. Such a loss could result from cyberattack, credential theft, unauthorized transfers, a failure of our internal controls, or the loss or compromise of key shares, including any failure of our disaster recovery arrangements with Station70.

In addition, our concentration in a single key management environment means that an outage, software vulnerability or security failure affecting Fireblocks could prevent us from accessing, unstaking or transferring our SKY for an extended period. Staked SKY is also exposed to vulnerabilities in, or exploits of, the Sky Protocol’s smart contracts. Sky Protocol governance may also change staking parameters, including exit parameters, in ways that adversely affect us. Any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our Common Stock.

The anti-dilution provision and beneficial ownership limitation of the January 2026 Pre-Funded Warrants could cause the price of our Common Stock to fall to a level that results in its delisting from NYSE American.

If we issue, or are deemed to issue, Common Stock or Common Stock equivalents at a price below $0.85 per share, subject to specified excluded issuances, the number of shares issuable under the January 2026 Pre-Funded Warrants increases under a broad-based weighted-average formula. The increase is settled in additional warrant shares, the exercise price stays at $0.05 per share, no adjustment may reduce the number of warrant shares, and there is no limit on the number of additional warrant shares that may become issuable. Because the exercise price is nominal, holders can receive these additional shares for almost no further payment. Our Common Stock has closed below $0.85 on NYSE American in the past and may do so in the future. Each holder is also subject to a beneficial ownership limitation that generally bars it from exercising if it would then beneficially own more than 4.99% (or, at the holder’s election, 9.99%) of our outstanding Common Stock. This limitation may lead holders to exercise and resell in successive installments, putting sustained selling pressure on our Common Stock, which could cause or contribute to a decline in its market price. A lower stock price could make our later financings more dilutive, and any financing priced below $0.85 per share would trigger further adjustments, resulting in additional warrant shares that may in turn be exercised and resold. These features could reinforce one another and drive down the price of our Common Stock.

Our Common Stock is listed on NYSE American. NYSE American has rules for continued listing, including, without limitation, requirements relating to the selling price of our Common Stock and other matters. Under Section 1003(f)(v) of the NYSE American Company Guide, NYSE American may delist our Common Stock if it sells for a substantial period of time at a low price per share and we fail to effect a reverse stock split within a reasonable time after NYSE American notifies us that it deems such action appropriate. NYSE American has not adopted a numerical price threshold for this standard, but has stated that its staff engages with listed companies whose average closing price over 30 trading days falls below $1.00 and that it immediately suspends trading in securities that trade below $0.10. Beginning July 1, 2027, pursuant to amendments approved by the SEC on August 14, 2026, NYSE American will immediately suspend trading in, and commence delisting proceedings with respect to, any security whose closing price is below $0.25 on any trading day, without any compliance period. NYSE American also immediately delists the securities of a company that has effected one or more reverse stock splits with a cumulative ratio of over 200 shares to one over the prior two-year period, or whose reverse stock split results in non-compliance with any other continued listing standard. We effected a 1-for-5 reverse stock split on February 20, 2026, and we may be unable or unwilling to effect a further reverse stock split in response to a notice from NYSE American in the future.

A decline in the price of our Common Stock caused by the features described above could cause us to fail to meet these requirements. Failure to maintain our listing, or delisting from NYSE American, would make it more difficult for stockholders to dispose of our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. This could have an adverse effect on the price of our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	During the three months ended September 30, 2026, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

(c)

During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Stablecoin Development Corporation	8-K	001-33678	3.1	3/12/2026
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation, dated March 31, 2026	8-K	001-33678	3.1	4/1/2026
3.3	Bylaws, as amended and restated effective April 2, 2026	8-K	001-33678	3.2	4/1/2026
3.4	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-33678	3.1	9/8/2026
3.5	Certificate of Withdrawal of Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-33678	3.2	9/8/2026
3.6	Certificate of Withdrawal of Certificate of Designation of Series C Non-Voting Convertible Preferred Stock	8-K	001-33678	3.3	9/8/2026
3.7	Certificate of Withdrawal of Certificate of Designation of Series D Non-Voting Convertible Preferred Stock	8-K	001-33678	3.4	9/8/2026
3.8	Certificate of Withdrawal of Certificate of Designation of Series E Non-Voting Convertible Preferred Stock	8-K	001-33678	3.5	9/8/2026
3.9	Certificate of Withdrawal of Certificate of Designation of Series F Voting Retractable Preferred Stock	8-K	001-33678	3.6	9/8/2026
4.1	Form of Amended November 2021 Warrant	8-K	001-33678	4.2	9/13/2022
4.2	Form of September 2022 Warrant (2020 participants)	8-K	001-33678	4.3	9/13/2022
4.3	Form of September 2022 Warrant (2021 participants)	8-K	001-33678	4.4	9/13/2022
4.4	Form of Series A-1 Long-Term Warrant	8-K	001-33678	4.5	9/13/2022

4.5	Form of Series F-1 Common Stock Warrant	8-K	001-33678	4.1	7/29/2024
4.6	Form of Pre-Funded Warrant	8-K	001-33678	4.1	1/16/2026
10.1+	Amended and Restated Employment Agreement, dated July 16, 2026, by and between Stablecoin Development Corporation and Henry Blynn	8-K	001-33678	10.2	7/17/2026
10.2+	Form of Restricted Stock Unit Agreement (Time-Based)	8-K	001-33678	10.3	4/1/2026
10.3	Form of Indemnification Agreement	8-K	001-33678	10.1	9/8/2026
10.4*	Master Service Agreement, dated January 6, 2026, between the Company and Fireblocks, Inc., together with the Order Form thereunder	S-3/A	333-298229	10.3	9/16/2026
10.5*	Prime Broker Agreement, dated February 4, 2026, among Payward Interactive, Inc., Payward Financial, Inc. (doing business as Kraken Financial), Staked Cayman and the Company, pursuant to which Payward Financial, Inc. provides custody services	S-3/A	333-298229	10.4	9/16/2026
10.6+	2026 Non-Employee Director Compensation Program					X
31.1	Certification of the Principal Executive Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of the Principal Financial Officer of Stablecoin Development Corporation, as required by Rule 13a-14(a) or Rule 15d-14(a)					X
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

STABLECOIN DEVELOPMENT CORPORATION
Date: October 29, 2026
	By:	/s/ Michael Kazley
Michael Kazley Chief Executive Officer, Chairman (principal executive officer)

Date: October 29, 2026
	By:	/s/ Tommy Law
Tommy Law Chief Financial Officer (principal financial officer and principal accounting officer)